Form 10-Q
period 2010-06-30
Babcock & Wilcox Co
filed 2010-08-09
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-34658

THE BABCOCK & WILCOX COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	80-0558025
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

THE HARRIS BUILDING 13024 BALLANTYNE CORPORATE PLACE SUITE 700 CHARLOTTE, NORTH CAROLINA	28277
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (704) 625-4900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

*	The registrant became subject to such requirement on July 8, 2010.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding at July 31, 2010 was 116,225,732

THE BABCOCK & WILCOX COMPANY

INDEX - FORM 10-Q

PART I

THE BABCOCK & WILCOX COMPANY

FINANCIAL INFORMATION

Item 1.	Condensed Combined Financial Statements

THE BABCOCK & WILCOX OPERATIONS OF McDERMOTT INTERNATIONAL, INC.

CONDENSED COMBINED BALANCE SHEETS

ASSETS

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)

Current Assets:
Cash and cash equivalents	$240,347	$469,468
Restricted cash and cash equivalents (Note 1)	19,196	15,305
Investments	14	14
Accounts receivable – trade, net	323,697	319,861
Accounts receivable – other	50,258	39,289
Contracts in progress	288,154	245,998
Inventories (Note 1)	97,863	98,644
Deferred income taxes	84,343	96,680
Other current assets	48,331	21,456

Total Current Assets	1,152,203	1,306,715

Property, Plant and Equipment	948,915	945,298
Less accumulated depreciation	524,839	515,237

Net Property, Plant and Equipment	424,076	430,061

Investments	72,600	73,540

Goodwill	279,904	262,866

Deferred Income Taxes	242,827	270,002

Investments in Unconsolidated Affiliates	86,770	68,327

Note Receivable from Affiliate	—	42,573

Other Assets	147,442	149,775

TOTAL	$2,405,822	$2,603,859

See accompanying notes to condensed combined financial statements.

THE BABCOCK & WILCOX OPERATIONS OF McDERMOTT INTERNATIONAL, INC.

CONDENSED COMBINED BALANCE SHEETS

LIABILITIES AND PARENT EQUITY

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)

Current Liabilities:
Notes payable and current maturities of long-term debt	$7,525	$6,432
Accounts payable	185,107	178,350
Accounts payable to McDermott International, Inc.	2,300	112,053
Accrued employee benefits	218,879	198,195
Accrued liabilities – other	73,556	74,700
Advance billings on contracts	439,312	537,448
Accrued warranty expense	114,780	115,055
Income taxes payable	2,074	12,943

Total Current Liabilities	1,043,533	1,235,176

Long-Term Debt	953	4,222

Accumulated Postretirement Benefit Obligation	105,136	105,484

Environmental Liabilities	49,024	47,795

Pension Liability	525,392	699,117

Notes Payable to Affiliate	—	320,568

Other Liabilities	96,679	70,791

Commitments and Contingencies (Note 4)

Parent Equity	585,105	120,706

TOTAL	$2,405,822	$2,603,859

See accompanying notes to condensed combined financial statements.

THE BABCOCK & WILCOX OPERATIONS OF McDERMOTT INTERNATIONAL, INC.

CONDENSED COMBINED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)

Revenues	$688,496	$732,069	$1,350,884	$1,517,122

Costs and Expenses:
Cost of operations	518,369	553,489	1,063,320	1,164,403
(Gains) losses on asset disposals – net	61	(30)	48	177
Selling, general and administrative expenses	101,846	98,196	194,569	187,165

Total Costs and Expenses	620,276	651,655	1,257,937	1,351,745

Equity in Income of Investees	17,435	10,153	31,454	20,498

Operating Income	85,655	90,567	124,401	185,875

Other Income (Expense):
Interest income	261	943	710	2,182
Interest expense	(4,676)	(6,973)	(10,669)	(12,234)
Other expense – net	(3,945)	(7,503)	(7,035)	(9,543)

Total Other Expense	(8,360)	(13,533)	(16,994)	(19,595)

Income before Provision for Income Taxes	77,295	77,034	107,407	166,280

Provision for Income Taxes	29,583	28,574	42,839	64,284

Net Income	47,712	48,460	64,568	101,996

Less: Net Income Attributable to Noncontrolling Interest	(72)	(43)	(85)	(95)

Net Income Attributable to The Babcock & Wilcox Operations of McDermott International, Inc.	$47,640	$48,417	$64,483	$101,901

See accompanying notes to condensed combined financial statements.

THE BABCOCK & WILCOX OPERATIONS OF McDERMOTT INTERNATIONAL, INC.

CONDENSED COMBINED STATEMENTS OF PARENT EQUITY (DEFICIT)

	Accumulated Other Comprehensive Income (Loss)	Parent Equity	Non- Controlling Interest	Total Parent Equity (Deficit)
	(In thousands)
Balance December 31, 2009	$(546,574)	$666,777	$503	$120,706

Comprehensive income
Net income	—	64,483	85	64,568
Amortization of benefit plan costs	27,276	—	—	27,276
Non-cash contribution of pension liability, net of tax (Note 9)	93,300	—	—	93,300
Unrealized loss on investments	57	—	—	57
Realized loss on investments	114	—	—	114
Translation adjustments	(7,496)	—	(9)	(7,505)
Unrealized gain on derivatives	(1,042)	—	—	(1,042)
Realized loss on derivatives	1,911	—	—	1,911

Total comprehensive income	114,120	64,483	76	178,679

Dividends paid (Note 9)	—	(100,000)	—	(100,000)
Settlement transactions related to spin-off (Note 9)	—	412,363	—	412,363
Non-cash contribution of pension liability (Note 9)	—	(1,000)	—	(1,000)
Adjustment to retained earnings	—	(22,318)	—	(22,318)
Compensation charges for options exercised on McDermott International, Inc. stock	—	(3,247)	—	(3,247)
Distributions to noncontrolling interests	—	—	(78)	(78)

Balance June 30, 2010	$(432,454)	$1,017,058	$501	$585,105

Balance December 31, 2008	$(592,998)	$523,090	$360	$(69,548)

Comprehensive income
Net income	—	101,901	95	101,996
Amortization of benefit plan costs	26,222	—	—	26,222
Unrealized loss on investments	(362)	—	—	(362)
Realized loss on investments	(7)	—	—	(7)
Translation adjustments	9,122	—	35	9,157
Unrealized gain on derivatives	2,976	—	—	2,976
Realized loss on derivatives	(1,376)	—	—	(1,376)

Total comprehensive income	36,575	101,901	130	138,606

Compensation charges for options exercised on McDermott International, Inc. stock	—	(3,041)	—	(3,041)
Distributions to noncontrolling interests	—	—	(55)	(55)

Balance June 30, 2009	$(556,423)	$621,950	$435	$65,962

See accompanying notes to condensed combined financial statements.

THE BABCOCK & WILCOX OPERATIONS OF McDERMOTT INTERNATIONAL, INC.

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$64,568	$101,996

Non-cash items included in net income:
Depreciation and amortization	33,397	31,940
Income of investees, less dividends	(16,831)	(6,213)
Loss on asset disposals – net	48	177
Amortization of pension and postretirement costs	42,866	41,357
Excess tax benefits from stock-based compensation	(2,295)	2,476
Other, net	(13,405)	(16,643)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(10,070)	59,349
Net contracts in progress and advance billings on contracts	(141,405)	(14,370)
Accounts payable	41,080	38,192
Inventories	6,973	10,262
Current and deferred income taxes	(326)	6,141
Accrued and other current liabilities	(280)	(14,669)
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(64,353)	(37,821)
Other, net	3,463	(37,983)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(56,570)	164,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash and cash equivalents	(3,891)	(34,256)
Purchases of property, plant and equipment	(31,686)	(40,253)
Acquisition of businesses, net of cash acquired	(30,598)	—
Decrease in note receivable from affiliate	43,277	—
Net decrease in available-for-sale securities	4,000	53,109
Decrease in investment in unconsolidated affiliate	600	—
Proceeds from asset disposals	243	165

NET CASH USED IN INVESTING ACTIVITIES	(18,055)	(21,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	(1,729)	(5,419)
Payment of debt issuance costs	(9,865)	—
Dividend paid to McDermott International, Inc.	(100,000)	—
Decrease in note payable to affiliate	(43,386)	—
Excess tax benefits from stock-based compensation	2,295	(2,476)
Other, net	(78)	(119)

NET CASH USED IN FINANCING ACTIVITIES	(152,763)	(8,014)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(1,733)	(2,752)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(229,121)	132,190
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	469,468	279,646

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$240,347	$411,836

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$1,912	$879
Income taxes (net of refunds)	$15,218	$(37,623)

See accompanying notes to condensed combined financial statements.

THE BABCOCK & WILCOX OPERATIONS OF McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Babcock & Wilcox Operations of McDermott International, Inc. (the “Company”) represent a combined reporting entity comprised of the assets and liabilities in managing and operating the Power Generation Systems and Government Operations segments of McDermott International, Inc. (“MII”) in addition to two captive insurance companies which have been combined and contributed to The Babcock & Wilcox Company (“B&W”) in conjunction with the spin-off of B&W by MII.

On July 2, 2010, MII’s Board of Directors approved the spin-off of B&W through the distribution of shares of B&W common stock to holders of MII common stock. The distribution of B&W common stock was made on July 30, 2010, and consisted of one share of B&W common stock for every two shares of MII common stock to holders of MII common stock as of 5:00 p.m. New York City time on the record date, July 9, 2010. Cash was paid in lieu of any fractional shares of B&W common stock. B&W became a separate publicly traded company, and MII did not retain any ownership interest in us. A registration statement on Form 10 describing the spin-off was filed by B&W with the Securities and Exchange Commission and was declared effective on July 8, 2010.

We have presented our condensed combined financial statements in U.S. Dollars in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Financial information and disclosures normally included in our financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Readers of these financial statements should, therefore, refer to the condensed combined financial statements and notes included in our Form 10 for the year ended December 31, 2009. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures.” We have eliminated all significant intercompany transactions and accounts. We have evaluated subsequent events through the date of issuance of this report. We present the notes to our condensed combined financial statements on the basis of continuing operations, unless otherwise stated.

Certain corporate and general and administrative expenses, including those related to executive management, tax, accounting, legal and treasury services, and certain employee benefits, have been allocated based on a level of effort calculation. Our management believes such allocations are reasonable. However, the associated expenses reflected in the accompanying combined statements of income may not be indicative of the actual expenses that would have been incurred had the combined businesses been operating as an independent public company for the periods presented. Following the spin-off from MII, B&W will perform these functions using internal resources or services provided by third parties, certain of which may be provided by MII during a transitional period pursuant to a transition services agreement.

Hereinafter, “MII” shall mean McDermott International, Inc., a Panamanian corporation. Unless the context otherwise indicates, “we,” “us” and “our” mean B&W and its combined subsidiaries.

Before our separation from MII, we entered into a Master Separation Agreement and several other agreements with MII to effect the separation and distribution of our common stock to MII stockholders and provide a framework for B&W’s relationship with MII. These agreements govern the relationship between MII and B&W subsequent to the completion of the spin-off and provide for the allocation between B&W and MII of MII’s assets, liabilities and obligations attributable to periods prior to the spin-off. Because the terms of our separation from MII and these agreements were entered into in the context of a related-party transaction, these terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.

Master Separation Agreement

The Master Separation Agreement between us and MII contains the key provisions relating to the separation of our business from MII and the distribution of our shares of common stock. The master separation agreement identifies the assets that were transferred, liabilities that were assumed and contracts that were assigned to us by MII or by us to MII in the spin-off and describes how these transfers, assumptions and assignments occurred. Under the master separation agreement we are indemnifying MII and its remaining subsidiaries against various claims and liabilities related to the past operation of our business.

Tax Sharing Agreement

We and a subsidiary of MII have entered into an agreement providing for the sharing of taxes incurred before and after the distribution, various indemnification rights with respect to tax matters and restrictions to preserve the tax-free status of the distribution to MII. Under the terms of the tax sharing agreement, we are generally responsible for any taxes imposed on us or MII and its subsidiaries in the event that certain transactions related to the spin-off fail to qualify for tax-free treatment. However, if these transactions fail to qualify for tax-free treatment because of actions or failures to act by MII or its subsidiaries, a subsidiary of MII would be responsible for all such taxes.

Transition Services Agreements

Under certain transition services agreements we and MII are providing each other certain transition services on an interim basis. Such services include accounting, human resources, information technology, legal, risk management, tax and treasury. In consideration for such services, we and MII each pay fees to the other for the services provided, and those fees generally in amounts intended to allow the party providing the services to recover its direct and indirect costs incurred in providing those services. The transition service agreements contain customary mutual indemnification provisions.

We operate in two business segments: Power Generation Systems and Government Operations , further described as follows:

•

Our Power Generation Systems segment supplies boilers fired with fossil fuels, such as coal, oil and natural gas, or renewable fuels such as biomass, municipal solid waste and concentrated solar energy. In addition, we supply commercial nuclear steam generators and components, environmental equipment and components, and related services to customers in different regions around the world. We design, engineer, manufacture, supply, construct and service large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses.

•

Our Government Operations segment manufactures nuclear components and provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided to the DOE, including the National Nuclear Security Administration, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management.

The combined results of operations, financial position and cash flows for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Furthermore, these results do not necessarily reflect what the combined results of operations, financial position and cash flows would have been had the combined businesses operated as an independent public company during the periods presented, including changes in its operations and capitalization as a result of the spin-off from MII. For further information, refer to the condensed combined financial statements and the related footnotes included in the Form 10.

Comprehensive Loss

The components of accumulated other comprehensive loss included in parent equity are as follows:

	June 30, 2010	December 31, 2009
	(Unaudited) (In thousands)
Currency translation adjustments	$24,232	$31,728
Net unrealized loss on investments	(204)	(375)
Net unrealized loss on derivative financial instruments	(4,889)	(5,758)
Unrecognized losses on benefit obligations	(451,593)	(572,169)

Accumulated other comprehensive loss	$(432,454)	$(546,574)

Inventories

The components of inventories are as follows:

	June 30, 2010	December 31, 2009
	(Unaudited) (In thousands)
Raw materials and supplies	$71,258	$71,207
Work in progress	6,791	6,381
Finished goods	19,814	21,056

Total inventories	$97,863	$98,644

Restricted Cash and Cash Equivalents

At June 30, 2010, we had restricted cash and cash equivalents totaling $19.2 million, $8.7 million of which was held in restricted foreign accounts, $3.5 million of which was held as cash collateral for letters of credit, $4.0 million of which was held for future decommissioning of facilities, $2.9 million of which was held in other restricted accounts and $0.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.

Warranty Expense

We accrue estimated expense to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts. In addition, we make specific provisions where we expect the actual warranty costs to significantly exceed the accrued estimates. Such specific provisions could have a material effect on our combined financial condition, results of operations and cash flows.

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Six Months Ended June 30,
	2010	2009
	(Unaudited) (In thousands)
Balance at beginning of period	$115,055	$119,722
Additions and adjustments	4,291	13,210
Charges	(4,566)	(8,459)

Balance at end of period	$114,780	$124,473

Research & Development

Research and development activities are related to development and improvement of new and existing products and equipment and conceptual engineering evaluation for translation into practical applications. We charge to cost of operations the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation Systems segment and include costs related to the development of carbon capture and sequestration technologies and our modular and scalable nuclear reactors, B&W mPowerTM. For the six months ended June 30, 2010 and 2009 our net research and development expense included in cost of operations totaled approximately $33.3 million and $20.5 million, respectively.

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the topic Fair Value Measurements and Disclosures. This update adds new fair value disclosures for certain transfers of investments between Level 1 and Level 2 measurements and clarifies existing disclosures regarding valuation techniques. On January 1, 2010, we adopted this revision. The adoption of this revision did not have an impact on our condensed combined financial statements.

In January 2010, the FASB issued a revision to the topic Consolidation. This revision clarifies the scope of partial sale and deconsolidation provisions related to acquisitions and noncontrolling interests. On January 1, 2010, we adopted this revision. The adoption of this revision did not have an impact on our condensed combined financial statements.

In June 2009, the FASB issued a revision to the topic Consolidation. This revision was subsequently amended in December 2009 and February 2010. These revisions expand the scope of this topic and amend guidance for assessing and analyzing variable interest entities. These revisions were effective on January 1, 2010 and had no impact on our condensed combined financial statements.

New Accounting Standards

In January 2010, the FASB issued a revision to the topic Fair Value Measurements and Disclosures. This revision sets forth new rules on providing enhanced information for Level 3 measurements. The disclosure provisions under this revision will be effective for us in 2011, in both interim and annual disclosures. We do not expect the adoption of this revision to have a material impact on our financial statements.

Other than as described above, there have been no material changes to the recent pronouncements discussed in the Form 10.

NOTE 2 – BUSINESS ACQUISITIONS

In January 2010, we acquired the net assets of Gotaverken Miljo AB (GMAB), a flue gas cleaning and energy recovery company based in Gothenburg, Sweden for approximately $8.6 million.

On April 2, 2010, we acquired the electrostatic precipitator aftermarket and emissions monitoring business units of GE Energy, a division of General Electric Company, for approximately $22.0 million. This acquisition includes GE Energy’s electrostatic precipitator replacement parts and mechanical components product lines, performance-enhancing hardware, controls and software, remote diagnostics equipment and emissions monitoring products and services. These products and services are used by a wide variety of power generation and industrial customers to monitor and control particulates and other emissions from power plants, factories and other facilities. These business units maintain offices in the United States in Kansas City, Missouri, Folkston, Georgia, Newport News, Virginia and Hatfield, Pennsylvania, as well as locations in Germany, India and China.

We expect to finalize our purchase price allocations for both of these acquisitions by the end of 2010.

NOTE 3 – PENSION PLANS AND POSTRETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(Unaudited) (In thousands)
Service cost	$9,654	$9,067	$19,281	$18,087	$267	$231	$534	$462
Interest cost	37,282	36,739	74,624	73,484	1,965	2,152	3,928	4,320
Expected return on plan assets	(35,607)	(33,935)	(71,173)	(67,761)	(412)	(377)	(823)	(753)
Amortization of prior service cost	899	693	1,793	1,379	19	17	37	32
Amortization of transition obligation	—	—	—	—	71	63	141	122
Recognized net actuarial loss	20,115	19,584	40,213	39,022	341	404	682	807

Net periodic benefit cost	$32,343	$32,148	$64,738	$64,211	$2,251	$2,490	$4,499	$4,990

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 9 to the condensed combined financial statements in the Form 10.

Investigations and Litigation

Since January 2010, six suits (including the McMunn Litigation described in the Form 10) involving over 60 plaintiffs have been filed against Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc. (together with B&W PGG, the “B&W Parties”) and Atlantic Richfield Company, a subsidiary of BP plc (“ARCO”) in the United States District Court for the Western District of Pennsylvania (the “Apollo and Parks Township Litigation”). The plaintiffs in the Apollo and Parks Township Litigation allege, among other things, that they suffered personal injuries and property damage as a result of alleged radioactive and non-radioactive releases relating to the operation, remediation and/or decommissioning of two former nuclear fuel processing facilities located in Apollo and Parks Township, Pennsylvania. Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”) which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Township Litigation seek compensatory and punitive damages. It is possible that additional, similar lawsuits will be filed.

At the time of ARCO’s sale of NUMEC to B&W PGG, B&W PGG received an indemnity and hold harmless agreement from ARCO from claims or liabilities arising as a result of pre-closing NUMEC or ARCO actions.

We intend to vigorously defend these matters, and believe that in the event of liability, if any, the claims alleged in the Apollo and Parks Township Litigation will be resolved within the limits of coverage of our insurance policies and/or the ARCO indemnity.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

Our foreign operations give rise to exposure to market risks from changes in foreign exchange rates. We use derivative financial instruments (primarily foreign currency forward-exchange contracts) to reduce the impact of changes in foreign exchange rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts and other cash flow exposures that are denominated in currencies other than our operating entities’ functional currencies. We do not hold or issue financial instruments for trading or other speculative purposes.

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our combined balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in parent equity (deficit) as a component of accumulated other comprehensive loss, until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other income (expense) – net in our condensed combined statements of income.

We have designated all of our forward contracts as cash flow hedging instruments. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts and certain capital expenditures. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. At June 30, 2010, we had deferred approximately $4.9 million of net losses on these derivative financial instruments in accumulated other comprehensive loss. We expect to recognize approximately $1.4 million of this amount in the next 12 months.

At June 30, 2010, all of our derivative financial instruments consisted of foreign currency forward-exchange contracts. The notional value of our forward contracts totaled $281.1 million at June 30, 2010, with maturities extending to June 2013. These instruments consist primarily of contracts to purchase or sell Canadian Dollars. The fair value of these contracts was in a net liability position totaling $4.1 million at June 30, 2010, and all of the contracts were Level 2 in nature. The value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including foreign exchange forward and spot rates, interest rates and counterparty performance risk adjustments. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. However, when possible, we enter into International Swaps and Derivative Association, Inc. agreements with our hedge counterparties to mitigate this risk. We also attempt to mitigate this risk by using major financial institutions with high credit ratings and limit our exposure to hedge counterparties based on their credit ratings. The counterparties to all of our derivative financial instruments are financial institutions included in our credit facility described in Note 6 to the condensed combined financial statements included in Form 10. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under these facilities.

The following tables summarize our derivative financial instruments at June 30, 2010 and December 31, 2009:

	Asset and Liability Derivatives
	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$1,511	$1,582
Accounts payable	$5,626	$3,350

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited) (In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain (loss) recognized in other comprehensive income	$(2,878)	$6,380	$(1,652)	$3,818
Income (loss) reclassified from accumulated other comprehensive loss into income: effective portion
Location
Revenues	$1,126	$364	$1,585	$941
Cost of operations	$(115)	$74	$39	$(1,797)
Other-net	$972	$275	$1,303	$312

Gain (loss) recognized in income: portion excluded from effectiveness testing
Location
Other-net	$(445)	$(1,759)	$(2,009)	$(2,840)

NOTE 6 – FAIR VALUE MEASUREMENTS

The following tables summarize our available-for-sale securities measured at fair value at June 30, 2010 and December 31, 2009 (in thousands) (unaudited):

	6/30/10	Level 1	Level 2	Level 3
Mutual funds	$2,958	$—	$2,958	$—
Certificates of deposit	14	—	14	—
U.S. Government and agency securities	66,498	66,498		—
Asset-backed/mortgage-backed securities	584	—	584	—
Corporate notes and bonds	2,560	—	2,560	—

Total	$72,614	$66,498	$6,116	$—

	12/31/09	Level 1	Level 2	Level 3
Certificates of deposit	$463	$—	$463	$—
U.S. Government and agency securities	64,037	63,005	1,032	—
Asset-backed/mortgage-backed securities	740	—	572	168
Corporate notes and bonds	8,314	—	8,314	—

Total	$73,554	$63,005	$10,381	$168

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the period ended June 30, 2010 (in thousands):

Balance, beginning of the year	$168
Total realized and unrealized gains (losses):	119
Included in other income (expense)	—
Included in other comprehensive income	119
Purchases, issuances and settlements	(283)
Principal repayments	(4)

Balance, end of period	$—

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments, as follows:

Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying combined balance sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair values.

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

The estimated fair values of our financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$240,347	$240,347	$469,468	$469,468
Restricted cash and cash equivalents	$19,196	$19,196	$15,305	$15,305
Investments	$72,614	$72,614	$73,554	$73,554
Debt	$8,478	$8,367	$10,654	$10,782
Forward contracts	$(4,115)	$(4,115)	$(1,769)	$(1,769)
Foreign currency options	$—	$—	$4,747	$4,747

NOTE 7 – STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized for the three and six months ended June 30, 2010 and 2009 is as follows:

	Compensation Expense	Tax Benefit	Net Impact
	(Unaudited) (In thousands)

	Three Months Ended June 30, 2010
Stock options	$681	$(252)	$429
Restricted stock	516	(190)	326
Performance shares	1,066	(387)	679
Performance and deferred stock units	2,396	(881)	1,515

Total	$4,659	$(1,710)	$2,949

	Three Months Ended June 30, 2009
Stock options	$667	$(240)	$427
Restricted stock	766	(278)	488
Performance shares	3,628	(1,317)	2,311
Performance and deferred stock units	1,973	(710)	1,263

Total	$7,034	$(2,545)	$4,489

	Six Months Ended June 30, 2010
Stock options	$1,129	$(414)	$715
Restricted stock	1,067	(392)	675
Performance shares	3,350	(1,215)	2,135
Performance and deferred stock units	2,937	(1,074)	1,863

Total	$8,483	$(3,095)	$5,388

	Six Months Ended June 30, 2009
Stock options	$846	$(304)	$542
Restricted stock	1,523	(552)	971
Performance shares	8,226	(2,994)	5,232
Performance and deferred stock units	2,379	(854)	1,525

Total	$12,974	$(4,704)	$8,270

NOTE 8 – SEGMENT REPORTING

An analysis of our operations by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited) (In thousands)
REVENUES:
Power Generation Systems	$422,364	$471,001	$832,095	$999,574
Government Operations	267,175	261,397	520,426	518,502
Adjustments and Eliminations(1)	(1,043)	(329)	(1,637)	(954)

	$688,496	$732,069	$1,350,884	$1,517,122

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
Power Generation Systems Transfers	$—	$—	$4	$—
Government Operations Transfers	1,043	329	1,633	954

	$1,043	$329	$1,637	$954

OPERATING INCOME:
Power Generation Systems	$39,835	$43,838	$49,135	$101,997
Government Operations	50,513	57,473	86,466	103,225

	$90,348	$101,311	$135,601	$205,222

Unallocated Corporate(1)	(4,693)	(10,744)	(11,200)	(19,347)

Total Operating Income(2)	$85,655	$90,567	$124,401	$185,875

Other Income (Expense):
Interest income	261	943	710	2,182
Interest expense	(4,676)	(6,973)	(10,669)	(12,234)
Other expense – net	(3,945)	(7,503)	(7,035)	(9,543)

Total Other Expense	(8,360)	(13,533)	(16,994)	(19,595)

Income before Provision for Income Taxes	$77,295	$77,034	$107,407	$166,280

(1) Unallocated corporate includes general corporate overhead not allocated to segments.
(2) Included in operating income is the following:
Gains (Losses) on Asset Disposals – Net:
Power Generation Systems	$(66)	$30	$(78)	$42
Government Operations	5	—	30	—

	$(61)	$30	$(48)	$42

Equity in Income of Investees:
Power Generation Systems	$7,459	$1,501	$12,000	$3,144
Government Operations	9,976	8,652	19,454	17,354

	$17,435	$10,153	$31,454	$20,498

NOTE 9 – RELATED PARTY TRANSACTIONS

We are party to transactions with MII and its subsidiaries occurring in the normal course of operations.

Certain corporate and general and administrative expenses have been allocated to MII and and its subsidiaries based on a level of effort calculation. We allocated expense of $17.6 million and $23.7 million in the six months ended June 30, 2010 and 2009, respectively.

Our note receivable from affiliate of $42.6 million at December 31, 2009 was settled in April 2010 for $43.8 million. This interest-bearing loan was executed by Babcock & Wilcox Canada, Ltd., a subsidiary of B&W PGG, with J. Ray McDermott Canada Holding, Ltd. (“JRMCHL”) for up to 60 million Canadian Dollars. The actual amount funded to JRMCHL under this agreement was $45.2 million. We included in interest income $0.5 million and $0.3 million relative to this note receivable for the six months ended June 30, 2010 and 2009, respectively.

As a result of the spin-off, there were numerous related party transactions that impacted our equity. These are discussed below.

Dividend – In June 2010 we paid a dividend of $100 million to MII to maintain appropriate working capital needs. This amount was based on a determination by the MII board of directors after a review of the MII consolidated cash position and the respective foreseeable working capital and liquidity requirements for each of MII and B&W following the spin-off.

Intercompany transactions – In connection with the spin-off, the majority of receivable and payable balances with MII and its subsidiaries were non-cash settled. Capital in excess of par increased by $441.9 million for the settlement of these intercompany balances , which includes settlement of a note payable of approximately $277.8 million, including accrued interest, issued to McDermott Kft., Budapest, Zug branch, the registered branch of McDermott Group Financing Limited Liability Company. We included in interest expense $8.7 million and $11.5 million relative to this loan in the six months ended June 30, 2010 and 2009, respectively.

Transfer of tax balances – In connection with the spin-off, certain tax assets and liabilities were transferred between us and a subsidiary of MII. The net result of these transfers was an increase in our tax liability of and a reduction in capital in excess of par of approximately $29.5 million.

Transfer of pension liability – In connection with the spin-off, the pension liability pertaining to certain legacy employees of subsidiaries included in MII’s Offshore Oil and Gas Construction segment was transferred to MII, along with the corresponding subsidiary holding these liabilities. This transfer was recorded as a capital contribution and resulted in a net increase in our equity of $92.3 million, which includes a reduction in accumulated other comprehensive loss of $93.3 million and a reduction in capital in excess of par of $1.0 million. Our condensed combined balance sheets include a reduction of $92.3 million in our pension liability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with the unaudited condensed combined financial statements and the notes thereto included under Item 1 and the audited combined financial statements and the related notes included in our Form 10 filed with the Securities and exchange commission and declared effective on July 8, 2010 (as amended through the time of such effectiveness, the “Form 10”).

In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean B&W and its combined subsidiaries.

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

These forward looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	effects of the spin-off, including with respect to taxes;

•	future levels of revenues, operating margins, income from operations, net income or earnings per share;

•	anticipated levels of demand for our products and services;

•	future levels of capital, environmental or maintenance expenditures;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets;

•	our ability to obtain surety bonding capacity;

•	our ability to obtain appropriate insurance and indemnities;

•	timing for bringing the operations of Nuclear Fuel Services, Inc. back online;

•	the potential effects of judicial or other proceedings on our business and businesses, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

In addition, various statements in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions on spending by the U.S. Government and electric power generating companies;

•	the highly competitive nature of most of our operations;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings;

•	our ability to perform projects on time, in accordance with the schedules established by the applicable contracts with customers;

•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;

•	volatility and uncertainty of the credit markets;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;

•

the impact of our unfunded pension liabilities on liquidity, and our ability to fund such liabilities in the future, including our ability to continue being reimbursed by the U.S. Government for a portion of our pension funding obligations, which is contingent on maintaining our government contracts ;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;

•	changes in, or our failure or inability to comply with, government regulations;

•	adverse outcomes from legal and regulatory proceedings;

•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	the realization of deferred tax assets, including through a reorganization MII completed in December 2006;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating businesses we acquire;

•	the risk we might not be successful in updating and replacing current key financial and human resources legacy systems with enterprise systems;

•	social, political and economic situations in foreign countries where we do business;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims;

•	our ability to obtain surety bonds, letters of credit and financing;

•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our captive insurance subsidiary; and

•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our subsidiaries.

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report and in the Form 10. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

GENERAL

Spin-Off Transaction

On July 2, 2010, MII’s Board of Directors approved the spin-off of B&W through the distribution of shares of B&W common stock to holders of MII common stock. The distribution of B&W common stock was made on July 30, 2010, and consisted of one share of B&W common stock for every two shares of MII common stock to holders of MII common stock as of 5:00 p.m. New York City time on the record date, July 9, 2010. Cash was paid in lieu of any fractional shares of B&W common stock. B&W became a separate publicly traded company, and MII did not retain any ownership interest in us. A registration statement on Form 10 describing the spin-off was filed by B&W with the Securities and Exchange Commission and was declared effective on July 8, 2010.

Capital Intensive Business Segments

In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues. We are currently exploring growth strategies across our segments through acquisitions to expand and complement our existing businesses. As we pursue these opportunities, we expect they would be funded by cash on hand, external financing (including debt), equity or some combination thereof.

Accounting for Contracts

As of June 30, 2010, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects. Increases in costs on our fixed-price contracts could have a material adverse impact on our combined results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our combined results of operations, financial condition and cash flows.

Power Generation Systems Segment

Our Power Generation Systems segment’s overall activity depends mainly on the capital expenditures of electric power generating companies and other steam-using industries. Several factors influence these expenditures, including:

•	prices for electricity, along with the cost of production and distribution;

•	prices for coal and natural gas and other sources used to produce electricity;

•	demand for electricity, paper and other end products of steam-generating facilities;

•	availability of other sources of electricity, paper or other end products;

•	requirements for environmental improvements;

•	impact of potential regional, state, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;

•	level of capacity utilization at operating power plants, paper mills and other steam-using facilities;

•	requirements for maintenance and upkeep at operating power plants and paper mills to combat the accumulated effects of wear and tear;

•	ability of electric generating companies and other steam users to raise capital; and

•	relative prices of fuels used in boilers, compared to prices for fuels used in gas turbines and other alternative forms of generation.

On July 14, 2010 Babcock & Wilcox Nuclear Energy, Inc. and Bechtel Power Corporation entered into a formal alliance to design, license and deploy the world’s first commercially viable Generation III++ small modular nuclear power plant.

Government Operations Segment

The revenues of our Government Operations segment are largely a function of defense spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, this segment is a significant participant in the defense industry. With its specialized capabilities of full life-cycle management of special nuclear materials, facilities and technologies, our Government Operations segment participates in the cleanup, operation and management of the nuclear sites and weapons complexes maintained by the U.S. Department of Energy.

We have brought back on line substantially all of the suspended operations of our Nuclear Fuel Services, Inc. subsidiary. The production operations are now fully operational. We expect to bring the commercial development line back on line by the end of January 2011.

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed combined financial statements, see the Form 10. There have been no material changes to these policies during the six months ended June 30, 2010, except as disclosed in Note 1 of the notes to condensed combined financial statements included in this report.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2010 VS. THREE MONTHS ENDED JUNE 30, 2009

The Babcock & Wilcox Operations of McDermott International, Inc. (Combined)

Revenues decreased approximately 6%, or $43.6 million, to $688.5 million in the three months ended June 30, 2010 compared to $732.1 million in the corresponding period of 2009. In the second quarter of 2010, as compared to the second quarter of 2009, our Power Generation Systems segment experienced a $48.6 million, or 10%, reduction in its revenues attributable primarily to a $26.5 million decrease in revenues from our new-build steam generation business, which principally consists of our utility, industrial and renewable boiler products and services, and a $22.9 million decrease in our aftermarket services business, primarily related to our repair, alteration and maintenance activities. Our Government Operations segment generated a 2%, or $5.8 million increase in its revenues during the three months ended June 30, 2010 compared to the corresponding period of 2009, primarily attributable to increased volume in the manufacture of nuclear components for certain U.S. Government programs and recovery work.

Operating income decreased $4.9 million to $85.7 million in the three months ended June 30, 2010 from $90.6 million in the corresponding period of 2009. The operating income of our Power Generation Systems segment decreased $4.0 million in the second quarter of 2010, as compared to the second quarter of 2009. The operating income of our Government Operations Systems segment decreased by $7.0 million in the three months ended June 30, 2010 compared to the corresponding period of 2009.

Power Generation Systems

Revenues decreased approximately 10%, or $48.6 million, to $422.4 million in the three months ended June 30, 2010, compared to $471.0 million in the corresponding period of 2009. This decrease was primarily attributable to a $26.5 million decrease in revenues from our new-build steam generation business, which principally consists of our utility, industrial and renewable boiler products operations. In addition, we experienced a $22.9 million decrease in our aftermarket services business, primarily related to a reduction in our repair, alteration and maintenance activities. The main driver for these decreases in revenues was a significant decrease in orders in 2009 and particularly in the last six months of 2009. These reductions in orders booked followed a Federal Appeals Court’s overturning of the Clean Air Interstate Rule, the Clean Air Mercury Rule and the Industrial Boiler Rule on Maximum Achievable Control Technology. The overturning of these rules and regulations, along with the uncertainty concerning any new legislation or replacement rules or regulations, has caused many of our major customers, principally electric utilities, to delay making substantial capital expenditures for new plants, as well as upgrades to existing power plants. In addition, considerations surrounding greenhouse gas limits under consideration by the U.S. Congress and the EPA have delayed the construction of new coal-fired power plants in the United States. We currently believe, as the EPA finalizes the revised rules and regulations (which we anticipate may be released in final form by mid 2011), our U.S. customers will increase their expenditures on environmental equipment to bring their operating, coal-fired power plants into compliance with the new emissions limits. When the final EPA rules are released, we expect that our bookings from new environmental equipment for those existing plants will begin to increase with revenue and operating income to follow normal project cycles. It is also possible that some of our customers may elect to close down their least efficient coal-fired boilers, and, as a result, our revenues and operating income from upgrade and retrofit activities from those customers may decline.

Operating income decreased $4.0 million to $39.8 million in the three months ended June 30, 2010 compared to $43.8 million in the corresponding period of 2009. We experienced decreases in our new-build steam generation and aftermarket services businesses totaling $15.6 million, primarily attributable to the reductions in revenues discussed above. These decreases were partially offset by an increase in operating income totaling $6.0 million from our new- build environmental business, which includes the manufacture and sale of scrubber products, particle control products and our selective catalytic reduction systems applications. These increases were primarily attributable to the effects of timing on projects completed in the three months ended June 30, 2010 compared to the corresponding period of 2009. In addition, in the three months ended June 30, 2010, we experienced an increase in our selling, general and administrative expenses totaling $7.7 million primarily attributable to our acquisition of the electrostatic precipitator aftermarket and emissions monitoring business units of GE Energy, a division of General Electric Company, and increases in our selling and marketing expenses. In the three months ended June 30, 2010, we also experienced an increase in our research and development expense totaling $6.0 million primarily attributable to development work on the B&W mPowerTM initiative. These reductions in operating income were partially offset by the incurrence of lower warranty expense totaling $11.6 million in the three months ended June 30, 2010 compared to 2009. Our provisions for warranty in the three months ended June 30, 2009 included additional warranty provisions related to specific corrective items. In addition, we experienced an increase in income of investees totaling $6.0 million in the three months ended June 30, 2010 compared to the corresponding 2009 period, primarily attributable to improved results in our joint venture in China from improved margins due to reductions in costs on purchases of materials.

Government Operations

Revenues increased approximately 2%, or $5.8 million, to $267.2 million in the three months ended June 30, 2010 compared to $261.4 million in the corresponding period of 2009, primarily attributable to increased volume in the manufacture of nuclear components for certain U.S. Government programs ($25.6 million) and increased revenues from our management and operating contracts at two government sites. These increases were partially offset by lower volumes in the manufacture of components for a commercial uranium enrichment project ($11.9 million) and lower volumes in commercial manufacturing ($9.0 million).

Operating income decreased $7.0 million to $50.5 million in the three months ended June 30, 2010 compared to $57.5 million in the corresponding period of 2009, primarily attributable to favorable contract cost adjustments related to a downblending contract at our Nuclear Fuel Services, Inc. subsidiary in the three months ended June 30, 2009. We also experienced lower volumes in the manufacture of components for a commercial uranium enrichment project. These decreases were partially offset by increased contract productivity and volume in the manufacture of nuclear components for certain U.S. Government programs and increased fees earned from our management and operating contracts at several government sites. Our equity in income of investees increased $1.3 million to $10.0 million in the three months ended June 30, 2010, compared to $8.7 million in the corresponding period of 2009, primarily attributable to higher fees earned at two of our government sites, partially offset by lower results at our facility in Idaho.

Corporate

Unallocated corporate expenses decreased $6.0 million to $4.7 million in the three months ended June 30, 2010, as compared to $10.7 million for the corresponding period in 2009, primarily attributable to reduced stock based compensation expense, lower compensation expenses attributable to reductions in headcount, and lower expenses associated with systems development activities in the three months ended June 30, 2010 compared to the corresponding period of 2009.

Other Income Statement Items

Interest expense decreased $2.3 million to $4.7 million in the three months ended June 30, 2010, primarily due to a decrease in interest expense attributable to forgiveness of our intercompany borrowings.

Other expense – net decreased by $3.6 million to expense of $3.9 million in the three months ended June 30, 2010 from expense of $7.5 million for the corresponding period of 2009, primarily due to higher currency translation exchange losses incurred in the second quarter of 2009.

Provision for Income Taxes

For the three months ended June 30, 2010, the provision for income taxes increased $1.0 million to $29.6 million, while income before provision for income taxes increased $0.3 million to $77.3 million. Our effective tax rate for the three months ended June 30, 2010 was approximately 38.3%, as compared to 37.1% for the three months ended June 30, 2009.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions are as shown below:

	Income before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	For the three months ended June 30,
	2010	2009	2010	2009	2010	2009
	(In thousands)		(In thousands)
United States	$56,943	$61,832	$25,777	$24,818	45.27%	40.14%
Non-United States	20,352	15,202	3,806	3,756	18.70%	24.71%

Total	$77,295	$77,034	$29,583	$28,574	38.27%	37.09%

We are subject to U.S. federal income tax at a rate of 35% on our U.S. operations, plus the applicable state income taxes on our profitable U.S. subsidiaries. Our non-U.S. earnings are subject to tax at various tax rates.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2010 vs. SIX MONTHS ENDED JUNE 30, 2009

The Babcock & Wilcox Operations of McDermott International, Inc. (Combined)

Revenues decreased approximately 11%, or $166.2 million, to $1,350.9 million in the six months ended June 30, 2010, compared to $1,517.1 million in the corresponding period of 2009. Our Power Generation Systems segment experienced a 17%, or $167.5 million reduction in its revenues for the six months ended June 30, 2010 compared to 2009, attributable primarily to decreases in its new-build environmental business, and decreases in its aftermarket services business, primarily related to our repair, alteration and maintenance activities. Our Government Operations segment revenues increased by $1.9 million in the six months ended June 30, 2010 compared to the corresponding period of 2009.

Operating income decreased $61.5 million to $124.4 million in the six months ended June 30, 2010 from $185.9 million in the corresponding period of 2009. The operating income of our Power Generation Systems segment decreased $52.9 million in the six months ended June 30, 2010, as compared to the corresponding period in 2009. The operating income of our Government Operations segment decreased $16.7 million in the six months ended June 30, 2010, as compared to the corresponding period in 2009.

Power Generation Systems

Revenues decreased approximately 17%, or $167.5 million, to $832.1 million in the six months ended June 30, 2010, compared to $999.6 million in the corresponding period of 2009. This decrease was primarily attributable to decreases totaling $86.7 million in our new-build environmental business and our selective catalytic reductions systems applications, and decreases totaling $75.3 million in our aftermarket services business, primarily related to a reduction in repair, alteration and maintenance activities. These decreases in revenues were partially offset by increases in revenues from our nuclear service and nuclear steam generator operations. The main driver for these decreases in revenues was a significant decrease in orders in 2009 and particularly in the last six months of 2009. These reductions in orders booked followed a Federal Appeals Court’s overturning of the Clean Air Interstate Rule, the Clean Air Mercury Rule and the Industrial Boiler Rule on Maximum Achievable Control Technology. The overturning of these rules and regulations, along with the uncertainty concerning any new legislation or replacement rules or regulations, has caused many of our major customers, principally electric utilities, to delay making substantial capital expenditures for new plants, as well as upgrades to existing power plants. In addition, considerations surrounding greenhouse gas limits under consideration by the U.S. Congress and the EPA have delayed the construction of new coal-fired power plants in the United States. We currently believe, as the EPA finalizes the revised rules and regulations (which we anticipate may be released in final form by mid 2011), our U.S. customers will increase their expenditures on environmental equipment to bring their operating, coal-fired power plants into compliance with the new emissions limits. When the final EPA rules are released, we expect that our bookings from new environmental equipment for those existing plants will begin to increase with revenue and operating income to follow normal project cycles. It is also possible that some of our customers may elect to close down their least efficient coal-fired boilers, and, as a result, our revenues and operating income from upgrade and retrofit activities from those customers may decline. These decreases were partially offset by increases in revenues from our nuclear service and nuclear steam generator operations.

Operating income decreased $52.9 million to $49.1 million in the six months ended June 30, 2010 compared to $102.0 million in the corresponding period of 2009. We experienced decreases in our new-build environmental business totaling $16.3 million, our new-build steam generation business totaling $22.3 million and our aftermarket services business totaling $13.5 million, primarily attributable to the decreases in revenues discussed above. In addition, we experienced an increase in our selling, general and administrative expenses totaling $13.2 million, primarily attributable to our acquisition of the electrostatic precipitator aftermarket and emissions monitoring business units of GE Energy, a division of General Electric Company, and increases in our selling and marketing expenses. We also experienced an increase in our research and development expense totaling $13.6 million, primarily attributable to development work on the B&W mPowerTM initiative. These factors were partially offset by the incurrence of lower warranty expense totaling $7.9 million in the six months ended June 30, 2010, compared to 2009. Our provisions for warranty in the 2009 period included additional warranty provisions related to specific corrective items. In addition we experienced an increase in income of investees totaling $8.9 million primarily attributable to improved results in our joint venture in China from improved margins due to reductions in costs on purchases of materials.

Government Operations

Revenues increased approximately 0.4%, or $1.9 million, to $520.4 million in the six months ended June 30, 2010, compared to $518.5 million in the corresponding period of 2009, primarily attributable to increased volumes in the manufacture of nuclear components for certain U.S. Government programs ($57.7 million) and increased revenues from our management and operating contracts at two government sites. These factors were partially offset by lower volumes in the manufacture of components for a commercial uranium enrichment project ($30.8 million) and lower volumes in commercial manufacturing ($24.5 million).

Operating income decreased $16.7 million to $86.5 million in the six months ended June 30, 2010 compared to $103.2 million for the corresponding period of 2009, primarily attributable to production delays and lower productivity at our NFS facility. In December 2009, we temporarily suspended the operations of NFS in consultation with the NRC following the occurrence of two separate incidents that we reported to the NRC in October and November 2009. The October 2009 incident involved the generation of excessive heat and a hazardous gas at a specialized cleaning station. The incident was caused by the processing of a small amount of uranium-aluminum material in nitric acid. This incident resulted in some damage to piping, but did not result in any injuries to personnel or offsite releases of chemical or radioactive material. The November 2009 incident involved a fire in a glovebox enclosure. The incident was caused by a reaction between fluorine gas in a cylinder of uranium and the fiberglass backing of the teflon lining of a vent hose attached to the cylinder within the glovebox enclosure. This incident resulted in damage to a hose and a faceplate within the glove box enclosure, but did not result in any injuries to personnel or offsite releases of chemical or radioactive material. Inspections conducted separately by the NRC, our existing nuclear liability underwriter and us revealed specific modifications necessary to improve Nuclear Fuel Services, Inc.’s overall safety performance. The suspended operations included production operations, the commercial development line and the highly enriched uranium down-blending facility. These operations are in the process of being brought back on line through a phased restart, which we commenced in March 2010 following completion of a third-party review and NRC review of the modifications that were implemented. The production operations are now fully operational. We began bringing the highly enriched uranium down-blending facility back on line, through a phased restart, in May 2010, and the facility is now substantially fully operational. We expect to bring the commercial development line back on line by the end of January 2011. That line represented less than 0.5% of our combined revenues in 2009. The impact of the shutdown on operating income was approximately $10.0 million in the six months ended June 30, 2010. In addition, we experienced lower volumes in the manufacture of components for a commercial uranium enrichment project and increased general and administrative expenses. In addition, the six months ended June 30, 2009 included favorable contract cost adjustments related to a downblending contract. These factors were partially offset by increased contract productivity and volumes in the manufacture of nuclear components for certain U.S. Government programs and increased fees earned from our management and operating contracts at several government sites. Our equity in income from investees increased $2.1 million to $19.5 million in the six months ended June 30, 2010, compared to $17.4 million in the corresponding period of 2009, primarily attributable to higher fees earned at two of our government sites, partially offset by lower results at our facility in Idaho.

Corporate

Unallocated corporate expenses decreased $8.1 million to $11.2 million in the six months ended June 30, 2010, as compared to $19.3 million for the corresponding period in 2009, primarily attributable to reduced stock based compensation expense, lower compensation expenses attributable to reductions in headcount, and lower expenses associated with systems development activities in the six months ended June 30, 2010 compared to the corresponding period of 2009.

Other Income Statement Items

Interest income decreased $1.5 million to $0.7 million in the six months ended June 30, 2010, primarily due to reduced cash and investment balances and lower average interest rates on our investments.

Interest expense decreased $1.5 million to $10.7 million in the six months ended June 30, 2010, primarily due to a decrease in interest expense attributable to forgiveness of our intercompany borrowings.

Other expense – net decreased by $2.5 million to expense of $7.0 million in the six months ended June 30, 2010 from expense of $9.5 million for the corresponding period of 2009, primarily due to higher currency exchange losses incurred in 2009.

Provision for Income Taxes

For the six months ended June 30, 2010, the provision for income taxes decreased $21.5 million to $42.8 million, while income before provision for income taxes decreased $58.9 million to $107.4 million. Our effective tax rate for the six months ended June 30, 2010 was approximately 39.9%, as compared to 38.7% for the six months ended June 30, 2009.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions are as shown below:

	Income before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	For the six months ended June 30,
	2010	2009	2010	2009	2010	2009
	(In thousands)		(In thousands)
United States	$88,769	$137,540	$38,750	$55,648	43.65%	40.46%
Non-United States	18,638	28,740	4,089	8,636	21.94%	30.05%

Total	$107,407	$166,280	$42,839	$64,284	39.88%	38.66%

We are subject to U.S. federal income tax at a rate of 35% on our U.S. operations, plus the applicable state income taxes on our profitable U.S. subsidiaries. Our non-U.S. earnings are subject to tax at various tax rates.

Backlog

Backlog is not a measure recognized by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. We generally include expected revenue in our backlog when we receive written confirmation from our customers and is subject to the budgetary and appropriation cycle of the U.S. Government as it relates to our Government Operations segment. Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers.

	June 30, 2010	December 31, 2009
	(Unaudited) (In millions)
Power Generation Systems	$1,816	$1,974
Government Operations	2,554	2,766

Total Backlog	$4,370	$4,740

Of the June 30, 2010 backlog, we expect to recognize revenues as follows:

	2010	2011	Thereafter
	(Unaudited) (In approximate millions)
Power Generation Systems	$540	$580	$696
Government Operations	510	790	1,254

Total Backlog	$1,050	$1,370	$1,950

At June 30, 2010, Government Operations backlog with the U.S. Government was $2.5 billion, which was substantially fully funded. Only $32.8 million had not been funded as of June 30, 2010.

We believe the current worldwide credit and economic environment and short-term uncertainty regarding environmental regulations has affected our customers in the electric utility industry more than our other customers. As these factors affect electrical consumption and customer demand, our bookings during the first half of 2010 were lower than recent periods. While we have not experienced significant delays on existing projects in our Power Generation Systems’ backlog, we have experienced increasing delays in expected bookings on new planned projects, particularly for new power generation and environmental equipment and services.

At June 30, 2010, Power Generation Systems backlog with the U.S. Government was $9.3 million, all of which was fully funded.

Liquidity and Capital Resources

Government Operations and Power Generation Systems

On May 3, 2010, our subsidiary Babcock & Wilcox Investment Company (“BWICO”) entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent. The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $700 million, and the credit facility is scheduled to mature on May 3, 2014. The proceeds of the Credit Agreement are available for working capital needs and other general corporate purposes of our Government Operations and Power Generation Systems segments. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $850 million for all revolving loan and letter of credit commitments under the Credit Agreement.

The Credit Agreement is guaranteed by substantially all of BWICO’s wholly owned domestic subsidiaries. Upon the completion of the spin-off of The Babcock & Wilcox Company, substantially all of The Babcock & Wilcox Company’s wholly owned domestic subsidiaries that are not already guarantors under the Credit Agreement became guarantors. Obligations under the Credit Agreement are secured by first-priority liens on certain assets owned by BWICO and the guarantors (other than BWX Technologies, Inc. (“BWXT”) and its subsidiaries). Upon completion of the spin-off of The Babcock & Wilcox Company, The Babcock & Wilcox Company and its wholly owned domestic subsidiaries that became guarantors under the Credit Agreement granted liens on certain assets owned by them. If the corporate rating of B&W and its subsidiaries from Moody’s is Baa3 or better (with a stable outlook or better), the corporate family rating of B&W and its subsidiaries from S&P is BBB- or better (with a stable outlook or better), and certain other conditions are met, the liens securing obligations under the Credit Agreement will be released, subject to reinstatement upon the terms set forth in the Credit Agreement.

The Credit Agreement requires only interest payments on a quarterly basis until maturity. The borrower under the Credit Agreement may prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures. At June 30, 2010, we were in compliance with all of the covenants set forth in the Credit Agreement.

Loans outstanding under the Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 2.50% to 3.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 1.50% to 2.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. The borrower under the Credit Agreement is charged a commitment fee on the unused portions of the Credit Agreement, and that fee varies between 0.375% and 0.625% per year depending on the credit ratings of the Credit Agreement. Additionally, the borrower under the Credit Agreement is charged a letter of credit fee of between 2.50% and 3.50% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. The borrower under the Credit Agreement also pays customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, BWICO paid certain upfront fees to the lenders thereunder, and BWICO paid certain arrangement and other fees to the arrangers and agents of the BWICO Credit Agreement. At June 30, 2010, there were no borrowings outstanding but letters of credit issued under the Credit Agreement totaled $261.7 million. At June 30, 2010, there was $438.3 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. If there had been borrowings under this facility, the applicable interest rate at June 30, 2010 would have been 4.75 % per year.

Based on the current credit ratings of the Credit Agreement, the applicable margin for Eurodollar-rate loans is 2.50%, the applicable margin for base-rate loans is 1.50%, the letter of credit fee for financial letters of credit is 2.50%, the letter of credit fee for performance letters of credit is 1.25%, and the commitment fee for unused portions of the Credit Agreement is 0.375%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

At June 30, 2010, Nuclear Fuel Services, Inc., a subsidiary of BWXT, had $3.5 million in letters of credit issued by various commercial banks on its behalf. The obligations to the commercial banks issuing such letters of credit are secured by cash, short-term certificates of deposit and certain real and intangible assets.

Certain foreign subsidiaries of Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”) have credit arrangements with various commercial banks for the issuance of bank guarantees. The aggregate value of all such bank guarantees as of June 30, 2010 was $15.0 million.

MII, B&W PGG and Babcock & Wilcox Holdings, Inc. jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issued in support of our Power Generation Systems segment contracting activity. As of June 30, 2010, bonds issued under these arrangements in support of contracts totaled approximately $106.4 million. Any claim successfully asserted against such surety by one or more of the bond obligees would likely be recoverable from MII, B&W PGG and Babcock & Wilcox Holdings, Inc. under the indemnity agreement.

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $226.1 million to $332.2 million at June 30, 2010 from $558.3 million at December 31, 2009, primarily due to a $100 million cash dividend paid to MII in connection with the spin-off, cash used in operating activities, capital expenditures and business acquisitions.

Our working capital, excluding cash and cash equivalents and restricted cash and cash equivalents, increased by $262.3 million to a negative $150.9 million at June 30, 2010 from a negative $413.2 million at December 31, 2009, primarily due to the increase in the net amount of contracts in progress and advance billings on contracts and the settlement of intercompany payables with MII and its subsidiaries.

Our net cash used in operations was $56.6 million in the six months ended June 30, 2010, compared to $164.2 million of cash provided for the six months ended June 30, 2009. This increase in cash used was primarily attributable to our net contracts in progress and advance billings on contracts position.

Our net cash used in investing activities decreased by $3.1 million to $18.1 million in the six months ended June 30, 2010 from $21.2 million in the six months ended June 30, 2009. This decrease in net cash used in investing activities was primarily attributable to acquisitions in the current period, offset by a decrease in restricted cash and cash received from the settlement of a note receivable in 2010.

Our net cash used in financing activities increased by $144.8 million to $152.8 million in the six months ended June 30, 2010 from $8.0 million in the six months ended June 30, 2009. This increase in net cash used in financing activities was primarily attributable to dividends paid in connection with the spin-off transaction and repayment of an intercompany loan in 2010.

At June 30, 2010, we had restricted cash and cash equivalents totaling $19.2 million, $8.7 of which was held in restricted foreign accounts, $3.5 million of which was held as cash collateral for letters of credit, $4.0 million of which was held for future decommissioning of facilities, $2.9 million of which was held in other restricted accounts and $0.1 million was held to meet reinsurance reserve requirements of our captive insurer.

At June 30, 2010, we had investments with a fair value of $72.6 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments.

Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss. Our net unrealized gain (loss) on investments was in an unrealized loss position totaling $0.2 million at June 30, 2010. At December 31, 2009, we had unrealized losses on our investments totaling $0.4 million.

See Note 1 to our unaudited condensed combined financial statements included in this report for information on new and recently adopted accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in the Form 10.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 4 to our unaudited condensed combined financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our registration statement on Form 10 that was filed with the Securities and Exchange Commission and declared effective on July 8, 2010.

Item 6.	Exhibits

Exhibit 2.1 - Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company.

Exhibit 3.1 - Restated Certificate of Incorporation of The Babcock & Wilcox Company.

Exhibit 3.2 - Amended and Restated Bylaws of The Babcock & Wilcox Company.

Exhibit 4.1* - Credit Agreement dated as of May 3, 2010, among Babcock & Wilcox Investment Company, the lenders and letter of credit issuers party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.16 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

Exhibit 4.2* - Pledge and Security Agreement dated as of May 3, 2010, by Babcock & Wilcox Investment Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.17 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

Exhibit 4.3 - Joinder and Reaffirmation Agreement dated as of August 6, 2010, among The Babcock & Wilcox Company (as borrower), Babcock & Wilcox Investment Company, Babcock & Wilcox India Holdings, Inc. and

certain other subsidiaries of the borrower in favor of Bank of America, N.A., as administrative agent.

Exhibit 10.1 - Employee Matters Agreement dated as of July 2, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company.

Exhibit 10.2 - Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc.

Exhibit 10.3 - Transition Services Agreement dated as of July 2, 2010 between McDermott International, Inc. as service provider and The Babcock & Wilcox Company as service receiver.

Exhibit 10.4 - Transition Services Agreement dated as of July 2, 2010 between The Babcock & Wilcox Company as service provider and McDermott International, Inc. as service receiver.

Exhibit 10.5* - Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Assurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.5 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

Exhibit 10.6* - Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Assurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd. (incorporated by reference to Exhibit 10.6 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658))

Exhibit 10.7* - Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. and Creole Insurance Company, Ltd. (incorporated by reference to Exhibit 10.7 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

Exhibit 10.8 - 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company.

Exhibit 10.9 - The Babcock & Wilcox Company Executive Incentive Compensation Plan.

Exhibit 10-10 - Supplemental Executive Retirement Plan of The Babcock & Wilcox Company.

Exhibit 10.11* - Restructuring Transaction Retention Agreement between McDermott International, Inc. and John A. Fees dated December 10, 2009 (incorporated by reference to Exhibit 10.10 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on April 23, 2010 (File No. 1-34658)).

Exhibit 10.12* - Restructuring Transaction Retention Agreement between McDermott International, Inc. and Michael S. Taff dated December 10, 2009 (incorporated by reference to Exhibit 10.11 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on April 23, 2010 (File No. 1-34658)).

Exhibit 10.13* - Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain executive officers (other than Messrs. Fees or Taff) dated December 10, 2009 (incorporated by reference to Exhibit 10.12 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on April 23, 2010 (File No. 1-34658)).

Exhibit 10.14* - Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain other employees dated December 10, 2009 (incorporated by reference to Exhibit 10.13 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on April 23, 2010 (File No. 1-34658)).

Exhibit 10.15 - Amendment to the Employee Matters Agreement dated as of August 3, 2010 among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

Exhibit 32.1 - Section 1350 certification of Chief Executive Officer.

Exhibit 32.2 - Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BABCOCK & WILCOX COMPANY

/s/ Michael S. Taff

	By:	Michael S. Taff
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Representative)

/s/ David S. Black

	By:	David S. Black
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)

August 9, 2010

EXHIBIT INDEX

Exhibit Number	Description

2.1	Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company.

3.1	Restated Certificate of Incorporation of The Babcock & Wilcox Company.

3.2	Amended and Restated Bylaws of The Babcock & Wilcox Company.

4.1*	Credit Agreement dated as of May 3, 2010, among Babcock & Wilcox Investment Company, the lenders and letter of credit issuers party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.16 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

4.2*	Pledge and Security Agreement dated as of May 3, 2010, by Babcock & Wilcox Investment Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.17 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

4.3	Joinder and Reaffirmation Agreement dated as of August 6, 2010, among The Babcock & Wilcox Company (as borrower), Babcock & Wilcox Investment Company, Babcock & Wilcox India Holdings, Inc. and certain other subsidiaries of the borrower in favor of Bank of America, N.A., as administrative agent.

10.1	Employee Matters Agreement dated as of July 2, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company.

10.2	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc.

10.3	Transition Services Agreement dated as of July 2, 2010 between McDermott International, Inc. as service provider and The Babcock & Wilcox Company as service receiver.

10.4	Transition Services Agreement dated as of July 2, 2010 between The Babcock & Wilcox Company as service provider and McDermott International, Inc. as service receiver.

10.5*	Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Assurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.5 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.6*	Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Assurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd. (incorporated by reference to Exhibit 10.6 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.7*	Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. And Creole Insurance Company, Ltd. (incorporated by reference to Exhibit 10.7 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.8	2010 Long-Term Incentive Plan of The Babcock & Wilcox Company.

10.9	The Babcock & Wilcox Company Executive Incentive Compensation Plan.

10.10	Supplemental Executive Retirement Plan of The Babcock & Wilcox Company.

10.11*	Restructuring Transaction Retention Agreement between McDermott International, Inc. and John A. Fees dated December 10, 2009 (incorporated by reference to Exhibit 10.10 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on April 23, 2010 (File No. 1-34658)).

10.12*	Restructuring Transaction Retention Agreement between McDermott International, Inc. and Michael S. Taff dated December 10, 2009 (incorporated by reference to Exhibit 10.11 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on April 23, 2010 (File No. 1-34658)).

10.13*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain executive officers (other than Messrs. Fees or Taff) dated December 10, 2009 (incorporated by reference to Exhibit 10.12 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on April 23, 2010 (File No. 1-34658)).

10.14*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain other employees dated December 10, 2009 (incorporated by reference to Exhibit 10.13 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on April 23, 2010 (File No. 1-34658)).

10.15	Amendment to the Employee Matters Agreement dated as of August 3, 2010 among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.