Form 10-Q
period 2010-09-30
Babcock & Wilcox Co
filed 2010-11-08
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

*	The registrant became subject to such requirements on July 8, 2010.

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

The number of shares of the registrant’s common stock outstanding at October 29, 2010 was 116,721,150

THE BABCOCK & WILCOX COMPANY

INDEX - FORM 10 - Q

PART I

THE BABCOCK & WILCOX COMPANY

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated and Combined Financial Statements

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Current Assets:
Cash and cash equivalents	$177,656	$469,468
Restricted cash and cash equivalents	11,243	15,305
Investments	351	14
Accounts receivable – trade, net	337,216	319,861
Accounts receivable – other	60,539	39,289
Contracts in progress	304,943	245,998
Inventories	101,173	98,644
Deferred income taxes	82,361	96,680
Other current assets	28,183	21,456

Total Current Assets	1,103,665	1,306,715

Property, Plant and Equipment	952,172	945,298
Less accumulated depreciation	537,852	515,237

Net Property, Plant and Equipment	414,320	430,061

Investments	75,054	73,540

Goodwill	275,707	262,866

Deferred Income Taxes	235,559	270,002

Investments in Unconsolidated Affiliates	101,315	68,327

Note Receivable from Affiliate	—	42,573

Other Assets	184,266	149,775

TOTAL	$2,389,886	$2,603,859

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

LIABILITIES AND STOCKHOLDER AND PARENT EQUITY

	September 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$7,240	$6,432
Accounts payable	164,008	178,350
Accounts payable to McDermott International, Inc.	—	112,053
Accrued employee benefits	218,889	198,195
Accrued liabilities – other	78,409	74,700
Advance billings on contracts	392,626	537,448
Accrued warranty expense	111,167	115,055
Income taxes payable	2,566	12,943

Total Current Liabilities	974,905	1,235,176

Long-Term Debt	964	4,222

Accumulated Postretirement Benefit Obligation	100,554	105,484

Environmental Liabilities	40,700	47,795

Pension Liability	472,130	699,117

Notes Payable to Affiliate	—	320,568

Other Liabilities	104,622	70,791

Commitments and Contingencies (Note 4)

Stockholders’ and Parent Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 116,743,437 and 0 shares at September 30, 2010 and December 31, 2009, respectively	1,167	—
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	1,056,655	—
Retained earnings	43,779	—
Treasury stock at cost, 92,643 and 0 shares at September 30, 2010 and December 31, 2009, respectively	(2,189)	—
Accumulated other comprehensive loss	(403,959)	—

Stockholders’ Equity – The Babcock & Wilcox Company	695,453	—
Noncontrolling interest	558	—

Total Stockholders’ Equity	696,011	—

Total Parent Equity	—	120,706

TOTAL	$2,389,886	$2,603,859

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues	$632,765	$648,997	$1,983,649	$2,166,119

Costs and Expenses:
Cost of operations	485,926	513,803	1,549,246	1,678,206
Losses on asset disposals – net	40	443	88	620
Selling, general and administrative expenses	98,708	102,279	293,277	289,444

Total Costs and Expenses	584,674	616,525	1,842,611	1,968,270

Equity in Income of Investees	16,986	13,646	48,440	34,144

Operating Income	65,077	46,118	189,478	231,993

Other Income (Expense):
Interest income	182	692	892	2,874
Interest expense	(660)	(5,624)	(11,329)	(17,858)
Other income (expense) – net	(6,451)	(3,168)	(13,486)	(12,711)

Total Other Expense	(6,929)	(8,100)	(23,923)	(27,695)

Income before Provision for Income Taxes	58,148	38,018	165,555	204,298

Provision for Income Taxes	22,224	11,697	65,063	75,981

Net Income	35,924	26,321	100,492	128,317

Less: Net Income Attributable to Noncontrolling Interest	(37)	(36)	(122)	(131)

Net Income Attributable to The Babcock & Wilcox Company	$35,887	$26,285	$100,370	$128,186

Earnings per Share:
Basic:
Net Income Attributable to The Babcock & Wilcox Company	$0.31	$0.23	$0.86	$1.10
Diluted:
Net Income Attributable to The Babcock & Wilcox Company	$0.31	$0.22	$0.85	$1.09

Shares used in the computation of earnings per share (Note10):
Basic	116,291,477	116,067,535	116,142,182	116,067,535
Diluted	117,647,749	117,423,807	117,498,454	117,423,807

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
			Capital In		Other			Non-	Total
	Common Stock		Excess of	Retained	Comprehensive	Treasury	Parent	Controlling	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
		(In thousands, except share amounts)
Balance December 31, 2009	—	$—	$—	$—	$(546,574)	$—	$666,777	$503	$120,706

Comprehensive income:
Net income	—	—	—	43,779	—	—	56,591	122	100,492
Amortization of benefit plan costs	—	—	—	—	39,602	—	—	—	39,602
Unrealized gain on benefit obligations	—	—	—	—	1,259	—	—	—	1,259
Unrealized gain on investments	—	—	—	—	463	—	—	—	463
Translation adjustments	—	—	—	—	4,568	—	—	15	4,583
Unrealized gain on derivatives	—	—	—	—	4,584	—	—	—	4,584
Net transactions with Parent	—	—	—	—	92,139	—	—	—	92,139

Total comprehensive income				43,779	(403,959)	—	723,368	640	363,828

Dividend paid	—	—	—	—	—	—	(100,000)	—	(100,000)
Net transactions with Parent	—	—	—	—	—	—	429,571	—	429,571
Reclassification of Parent equity to capital in excess of par value	—	—	1,052,939	—	—	—	(1,052,939)	—	—
Issuance of common stock at spin-off	116,225,732	1,162	(1,162)	—	—	—	—	—	—
Exercise of stock options	28,891	—	504	—	—	—	—	—	504
Contributions to thrift plan	68,896	1	1,555	—	—	—	—	—	1,556
Shares placed in treasury	—	—	—	—	—	(2,189)	—	—	(2,189)
Stock-based compensation charges	419,918	4	2,819	—	—	—	—	—	2,823
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(82)	(82)

Balance September 30, 2010	116,743,437	$1,167	$1,056,655	$43,779	$(403,959)	$(2,189)	$—	$558	$696,011

THE BABCOCK & WILCOX COMPANY

COMBINED STATEMENTS OF STOCKHOLDER AND PARENT EQUITY (DEFICIT)

	Accumulated Other Comprehensive Income (Loss)	Parent Equity	Non- Controlling Interest	Total Parent Equity (Deficit)
	(In thousands)
Balance December 31, 2008	$(592,998)	$523,090	$360	$(69,548)

Comprehensive income
Net income	—	128,186	131	128,317
Amortization of benefit plan costs	41,003	—	—	41,003
Unrealized loss on investments	(312)	—	—	(312)
Realized loss on investments	18	—	—	18
Translation adjustments	19,261	—	36	19,297
Unrealized gain on derivatives	7,372	—	—	7,372
Realized loss on derivatives	(1,680)	—	—	(1,680)

Total comprehensive income	65,662	128,186	167	194,015

Compensation charges for options exercised on McDermott International, Inc. stock	—	(4,244)	—	(4,244)
Distributions to noncontrolling interests	—	—	(55)	(55)

Balance September 30, 2009	$(527,336)	$647,032	$472	$120,168

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$100,492	$128,317

Non-cash items included in net income:
Depreciation and amortization	53,000	54,190
Income of investees, less dividends	(27,104)	(14,254)
Loss on asset disposals – net	88	620
Amortization of pension and postretirement costs	62,553	64,716
Excess tax benefits from stock-based compensation	(2,653)	1,813
Other, net	(17,513)	(25,427)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	48,832	88,849
Net contracts in progress and advance billings on contracts	(209,171)	(93,566)
Accounts payable	2,502	37,200
Inventories	5,543	14,520
Current and deferred income taxes	11,339	11,852
Accrued and other current liabilities	34	(53,277)
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(104,698)	(28,870)
Other, net	38,242	(40,329)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(38,514)	146,354

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash and cash equivalents	4,062	(12,987)
Purchases of property, plant and equipment	(48,783)	(66,655)
Acquisition of businesses, net of cash acquired	(30,177)	(8,497)
Decrease in note receivable from affiliate	43,277	—
Net (increase) decrease in available-for-sale securities	(1,379)	48,541
Investment in equity and cost method investees	(37,844)	(2,700)
Proceeds from asset disposals	1,016	197

NET CASH USED IN INVESTING ACTIVITIES	(69,828)	(42,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	(2,313)	(5,651)
Payment of debt issuance costs	(9,865)	—
Increase in short-term borrowing	—	1,606
Dividend paid to McDermott International, Inc.	(100,000)	—
Capital contribution from McDermott International, Inc.	12,501	—
Distribution to McDermott International, Inc.	(43,334)	—
(Decrease) increase in notes payable to affiliates	(43,386)	861
Excess tax benefits from stock-based compensation	2,653	(1,813)
Other, net	116	(164)

NET CASH USED IN FINANCING ACTIVITIES	(183,628)	(5,161)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	158	9,691

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(291,812)	108,783
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	469,468	279,646

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$177,656	$388,429

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$2,576	$333
Income taxes (net of refunds)	$21,442	$(33,621)

See accompanying notes to condensed combined financial statements.

THE BABCOCK & WILCOX COMPANY

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Babcock & Wilcox Company (“B&W”) operates in two business segments: Power Generation Systems and Government Operations, and was a wholly owned subsidiary of McDermott International, Inc., a Panamanian corporation, (“MII”) until July 30, 2010 when MII distributed 100% of our outstanding common stock to the MII shareholders. On and prior to July 30, 2010, our financial position, operating results and cash flows consisted of The Babcock & Wilcox Operations of McDermott International, Inc., (“BWO”), which represented a combined reporting entity comprised of the assets and liabilities in managing and operating the Power Generation Systems and Government Operations segments of MII in addition to two captive insurance companies which have been combined and contributed to B&W in conjunction with the spin-off of B&W by MII. On our condensed consolidated and combined balance sheets, the period ended September 30, 2010 consists of the consolidated balances of B&W, while the period ended December 31, 2009 consists of the combined results of BWO. On our condensed consolidated and combined statements of income, the three and nine months ended September 30, 2010, include the combined results of operations for one month and seven months, respectively, of BWO, and two months of the consolidated results of B&W, while the three and nine months ended September 30, 2009 consist entirely of the combined results of BWO. Our condensed consolidated and combined statements of cash flows for the nine months ended September 30, 2010 consist of seven months of combined results for BWO, and two months of consolidated results for B&W, while the nine months ended September 30, 2009 consist entirely of the combined results of BWO.

On July 2, 2010, MII’s Board of Directors approved the spin-off of B&W through the distribution of shares of B&W common stock to holders of MII common stock. The distribution of B&W common stock was made on July 30, 2010, and consisted of one share of B&W common stock for every two shares of MII common stock to holders of MII common stock as of 5:00 p.m. New York City time on the record date, July 9, 2010. Cash was paid in lieu of any fractional shares of B&W common stock. B&W became a separate publicly traded company, and MII did not retain any ownership interest in B&W. A registration statement on Form 10 describing the spin-off was filed by B&W with the Securities and Exchange Commission and was declared effective on July 8, 2010 (as amended through the time of such effectiveness, the “Form 10”).

We have presented our condensed consolidated and combined financial statements in U.S. Dollars in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Financial information and disclosures normally included in our financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Readers of these financial statements should, therefore, refer to the combined financial statements and notes included in our Form 10. We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation.

We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures.” We have eliminated all significant intercompany transactions and accounts. We have evaluated subsequent events through the date of issuance of this report. We present the notes to our condensed consolidated and combined financial statements on the basis of continuing operations, unless otherwise stated.

Certain corporate and general and administrative expenses, including those related to executive management, investor relations, tax, accounting, legal and treasury services, and certain employee benefits, have been allocated based on a level of effort calculation. Our management believes such allocations are reasonable. However, the associated expenses reflected in the accompanying condensed consolidated and combined statements of income may not be indicative of the actual expenses that would have been incurred had the combined businesses been operating as an independent public company for the periods presented. Since the spin-off from MII, B&W has been performing these functions using internal resources or services provided by third parties, certain of which may be provided by MII during a transitional period pursuant to a transition services agreement.

Unless the context otherwise indicates, “we,” “us” and “our” mean B&W and its consolidated and combined subsidiaries.

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

Master Separation Agreement

The Master Separation Agreement between us and MII contains the key provisions relating to the separation of our business from MII and the distribution of our shares of common stock. The master separation agreement identifies the assets that were transferred, liabilities that were assumed and contracts that were assigned to us by MII or by us to MII in the spin-off and describes how these transfers, assumptions and assignments occurred. Under the master separation agreement generally, we are indemnifying MII and its remaining subsidiaries against various claims and liabilities including those related to the past operation of our business and 50% of the amount of uninsured liabilities arising out of MII’s securities litigation pending as of July 30, 2010 in the United States District for the Southern District of Texas.

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

Transition Services Agreements

Under certain transition services agreements we and MII are providing each other certain transition services on an interim basis. Such services may include accounting, human resources, information technology, legal, risk management, tax and treasury. In consideration for such services, we and MII each pay fees to the other for the services provided, and those fees are generally in amounts intended to allow the party providing the services to recover its direct and indirect costs incurred in providing those services. The transition services agreements contain customary mutual indemnification provisions.

Business Segments

We operate in two business segments: Power Generation Systems and Government Operations, further described as follows:

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

The condensed consolidated and combined results of operations, financial position and cash flows for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Furthermore, these results do not necessarily reflect what the consolidated and combined results of operations, financial position and cash flows would have been had the consolidated and combined businesses operated as an independent public company during the periods presented, including changes in its operations and capitalization as a result of the spin-off from MII. For further information, refer to the combined financial statements and the related footnotes included in the Form 10.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholder and parent equity are as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Currency translation adjustments	$32,896	$31,728
Net unrealized gain (loss) on investments	88	(375)
Net unrealized loss on derivative financial instruments	(1,174)	(5,758)
Unrecognized losses on benefit obligations	(435,769)	(572,169)

Accumulated other comprehensive loss	$(403,959)	$(546,574)

Inventories

The components of inventories are as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Raw materials and supplies	$71,434	$71,207
Work in progress	7,860	6,381
Finished goods	21,879	21,056

Total inventories	$101,173	$98,644

Restricted Cash and Cash Equivalents

At September 30, 2010, we had restricted cash and cash equivalents totaling $15.1 million, $7.1 million of which was held in restricted foreign accounts, $3.5 million of which was held as cash collateral for letters of credit, $3.9 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated and combined balance sheets), and $0.6 million of which was held to meet reinsurance reserve requirements of our captive insurer.

Warranty Expense

We accrue estimated expense to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts. In addition, we make specific provisions where we expect the actual warranty costs to significantly exceed the accrued estimates. Such specific provisions could have a material effect on our condensed consolidated and combined financial condition, results of operations and cash flows.

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Balance at beginning of period	$115,055	$119,722
Additions and adjustments	4,868	13,442
Charges	(8,756)	(13,483)

Balance at end of period	$111,167	$119,681

Research and Development

Research and development activities are related to development and improvement of new and existing products and equipment and conceptual engineering evaluation for translation into practical applications. We charge to cost of operations the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation Systems segment and include costs related to the development of carbon capture and sequestration technologies and our modular and scalable nuclear reactors, B&W mPowerTM. For the three and nine months ended September 30, 2010 and 2009 our net research and development expense included in cost of operations totaled approximately $17.4 million and $50.7 million and $12.6 million and $33.1 million, respectively.

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the topic Fair Value Measurements and Disclosures. This update adds new fair value disclosures for certain transfers of investments between Level 1 and Level 2 measurements and clarifies existing disclosures regarding valuation techniques. On January 1, 2010, we adopted this revision. The adoption of this revision did not have an impact on our condensed consolidated and combined financial statements.

In January 2010, the FASB issued a revision to the topic Consolidation. This revision clarifies the scope of partial sale and deconsolidation provisions related to acquisitions and noncontrolling interests. On January 1, 2010, we adopted this revision. The adoption of this revision did not have an impact on our condensed consolidated and combined financial statements.

In June 2009, the FASB issued a revision to the topic Consolidation. This revision was subsequently amended in December 2009 and February 2010. These revisions expand the scope of this topic and amend guidance for assessing and analyzing variable interest entities. These revisions were effective on January 1, 2010 and had no impact on our condensed consolidated and combined financial statements.

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

NOTE 2 – BUSINESS ACQUISITIONS AND INVESTMENTS

In January 2010, we acquired the net assets of Gőtaverken Miljő AB (GMAB), a flue gas cleaning and energy recovery company based in Gothenburg, Sweden for approximately $8.6 million.

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

On September 2, 2010, following the satisfaction of conditions, including the availability to USEC Inc.’s American Centrifuge project of at least $2 billion in uncommitted funds under the Department of Energy’s loan guarantee program for front-end nuclear fuel facilities and the establishment of a joint venture between us and USEC Inc. for supply by the joint venture of centrifuges and related equipment for the American Centrifuge project, we made a $37.5 million investment in USEC Inc. as part of a definitive agreement for us to make a total $100 million strategic investment in USEC Inc. In May of 2010, we and Toshiba Corporation signed an agreement to make a strategic investment in USEC Inc. totaling $200 million payable over three phases.

We received 37,500 shares of USEC Inc. Series B-1 12.75% Convertible Preferred Stock and Warrants to purchase 3,125,000 shares of USEC Inc. Class B Common Stock at an exercise price of $7.50 per share which are exercisable between January 1, 2015 and December 31, 2016. We have accounted for the Preferred Stock as a cost method investment, and the Warrants as a derivative financial instrument. We will adjust the fair value of the warrants on a quarterly basis through current period earnings. Both instruments are included in other assets on our Condensed Consolidated and Combined Balance Sheets and the warrants are Level 3 in nature.

The second phase of this strategic investment, of which our share will be $25 million, will occur when, among other things, USEC Inc. secures a conditional commitment on a $2 billion loan guarantee from the U.S. Department of Energy (“DOE”). The balance of our investment, which will be $37.5 million, is conditioned, among other things, on closing the loan under the DOE’s loan guarantee program for USEC Inc.’s American Centrifuge Plant and shareholder approval of certain matters by USEC Inc. shareholders.

NOTE 3 – PENSION PLANS AND POSTRETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	2010	2009	2010	2009	2010	2009	2010	2009
	(Unaudited)
	(In thousands)
Service cost	$10,690	$9,279	$29,971	$27,366	$266	$234	$800	$696
Interest cost	34,051	37,158	108,675	110,642	1,873	2,168	5,801	6,488
Expected return on plan assets	(33,110)	(34,255)	(104,283)	(102,016)	(411)	(377)	(1,234)	(1,130)
Amortization of prior service cost	945	951	2,738	2,330	18	17	55	49
Amortization of transition obligation	—	—	—	—	3	66	144	188
Recognized net actuarial loss	18,264	21,920	58,477	60,942	421	404	1,103	1,211

Net periodic benefit cost	$30,840	$35,053	$95,578	$99,264	$2,170	$2,512	$6,669	$7,502

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

Other

In the three months ended September 30, 2010 we recognized a benefit totaling $8.7 million, included in cost of operations, from a change in estimate of an environmental reserve at our Nuclear Fuel Services, Inc. subsidiary.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

Our foreign operations give rise to exposure to market risks from changes in foreign currency exchange rates. We use derivative financial instruments (primarily foreign currency forward-exchange contracts) to reduce the impact of changes in foreign exchange rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts and other cash flow exposures that are denominated in currencies other than our operating entities’ functional currencies. We do not hold or issue financial instruments for trading or other speculative purposes.

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our combined balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’/parent equity (deficit) as a component of accumulated other comprehensive loss, until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other income (expense) – net in our condensed consolidated and combined statements of income.

We have designated all of our forward contracts as cash flow hedging instruments. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts and certain capital expenditures. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. At September 30, 2010, we had deferred approximately $1.2 million of net losses on these derivative financial instruments in accumulated other comprehensive loss. We expect to recognize substantially all of this amount in the next 12 months.

At September 30, 2010, all of our derivative financial instruments consisted of foreign currency forward-exchange contracts and warrants to purchase common stock. The notional value of our forward contracts totaled $278.5 million at September 30, 2010, with maturities extending to April 2014. These instruments consist primarily of contracts to purchase or sell Canadian Dollars. The fair value of these contracts was in a net liability position totaling $0.5 million at September 30, 2010, and all of the contracts were Level 2 in nature. The fair value of our warrants totaled $2.9 million at September 30, 2010, and is Level 3 in nature. The value of our forward contracts is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including foreign exchange forward and spot rates, interest rates and counterparty performance risk adjustments. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. However, when possible, we enter into International Swaps and Derivative Association, Inc. agreements with our hedge counterparties to mitigate this risk. We also attempt to mitigate this risk by using major financial institutions with high credit ratings and limit our exposure to hedge counterparties based on their credit ratings. The counterparties to all of our derivative financial instruments are financial institutions included in our credit. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under these facilities. The fair value of our warrants was calculated using the Black Scholes option pricing model.

The following tables summarize our derivative financial instruments at September 30, 2010 and December 31, 2009:

	Asset and Liability Derivatives
	September 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$3,813	$1,582
Accounts payable	$4,352	$3,350
Warrants to purchase common stock:
Other assets	$2,927	—

	The Effects of Derivative Instruments on our Financial Statements
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain (loss) recognized in other comprehensive income	$6,607	$6,179	$4,955	$9,997
Income (loss) reclassified from accumulated other comprehensive loss into income: effective portion
Location
Revenues	$(119)	$(507)	$1,466	$434
Cost of operations	$(83)	$2	$(44)	$(1,841)
Other-net	$(1,042)	$95	$261	$573

Gain (loss) recognized in income: portion excluded from effectiveness testing
Location
Other-net	$(1,783)	$(350)	$(3,792)	$(3,190)

NOTE 6 – FAIR VALUE MEASUREMENTS

The following tables summarize our available-for-sale securities and other investments measured at fair value at September 30, 2010 and December 31, 2009 (in thousands) (unaudited):

	9/30/10	Level 1	Level 2	Level 3
Mutual funds	$3,218	$—	$3,218	$—
Warrants	2,927	—	—	2,927
Certificates of deposit	351	—	351	—
U.S. Government and agency securities	69,591	69,591		—
Asset-backed/mortgage-backed securities	580	—	580	—
Corporate notes and bonds	1,665	—	1,665	—

Total	$78,332	$69,591	$5,814	$2,927

	12/31/09	Level 1	Level 2	Level 3
Certificates of deposit	$463	$—	$463	$—
U.S. Government and agency securities	64,037	63,005	1,032	—
Asset-backed/mortgage-backed securities	740	—	572	168
Corporate notes and bonds	8,314	—	8,314	—

Total	$73,554	$63,005	$10,381	$168

Changes in Level 3 Instruments

The following is a summary of the changes in our Level 3 instruments measured on a recurring basis for the period ended September 30, 2010 (in thousands):

Balance, beginning of the year	$168
Total realized and unrealized gains (losses):	421
Included in other income (expense)	302
Included in other comprehensive income	119
Purchases, issuances and settlements	2,342
Principal repayments	(4)

Balance, end of period	$2,927

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

The estimated fair values of our financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$178,324	$178,324	$469,468	$469,468
Restricted cash and cash equivalents	$15,108	$15,108	$15,305	$15,305
Investments	$75,405	$75,405	$73,554	$73,554
Debt	$8,204	$8,296	$10,654	$10,782
Stock warrants	$2,927	$2,927	$—	$—
Forward contracts	$(539)	$(539)	$(1,769)	$(1,769)
Foreign currency options	$—	$—	$4,747	$4,747

NOTE 7 – STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Compensation Expense	Tax Benefit	Net Impact
	(Unaudited)
	(In thousands)
	Three Months Ended September 30, 2010
Stock options	$686	$(254)	$432
Restricted stock	837	(303)	534
Performance shares	40	(15)	25
Performance and deferred stock units	2,042	(765)	1,277

Total	$3,605	$(1,337)	$2,268

	Three Months Ended September 30, 2009
Stock options	$733	$(263)	$470
Restricted stock	773	(280)	493
Performance shares	2,745	(991)	1,754
Performance and deferred stock units	1,508	(541)	967

Total	$5,759	$(2,075)	$3,684

	Nine Months Ended September 30, 2010
Stock options	$1,815	$(668)	$1,147
Restricted stock	1,904	(695)	1,209
Performance shares	3,390	(1,230)	2,160
Performance and deferred stock units	4,979	(1,839)	3,140

Total	$12,088	$(4,432)	$7,656

	Nine Months Ended September 30, 2009
Stock options	$1,579	$(567)	$1,012
Restricted stock	2,296	(832)	1,464
Performance shares	10,971	(3,985)	6,986
Performance and deferred stock units	3,887	(1,395)	2,492

Total	$18,733	$(6,779)	$11,954

NOTE 8 – SEGMENT REPORTING

An analysis of our operations by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)
REVENUES:
Power Generation Systems	$369,032	$389,638	$1,201,127	$1,389,212
Government Operations	265,090	259,752	785,516	778,254
Adjustments and Eliminations(1)	(1,357)	(393)	(2,994)	(1,347)

	$632,765	$648,997	$1,983,649	$2,166,119

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Power Generation Systems Transfers	$108	$—	$112	$—
Government Operations Transfers	1,249	393	2,882	1,347

	$1,357	$393	$2,994	$1,347

OPERATING INCOME:
Power Generation Systems	$20,391	$34,202	$69,526	$136,199
Government Operations	48,108	19,798	134,574	123,023

	$68,499	$54,000	$204,100	$259,222

Unallocated Corporate(1)	(3,422)	(7,882)	(14,622)	(27,229)

Total Operating Income(2)	$65,077	$46,118	$189,478	$231,993

Other Income (Expense):
Interest income	182	692	892	2,874
Interest expense	(660)	(5,624)	(11,329)	(17,858)
Other expense – net	(6,451)	(3,168)	(13,486)	(12,711)

Total Other Expense	(6,929)	(8,100)	(23,923)	(27,695)

Income before Provision for Income Taxes	$58,148	$38,018	$165,555	$204,298

(1)	Unallocated corporate includes general corporate overhead not allocated to segments.
(2)	Included in operating income is the following:

Losses on Asset Disposals – Net:
Power Generation Systems	$(4)	$(342)	$(82)	$(300)
Government Operations	(36)	(101)	(6)	(101)

	$(40)	$(443)	$(88)	$(401)

Equity in Income of Investees:
Power Generation Systems	$7,123	$4,565	$19,123	$7,709
Government Operations	9,863	9,081	29,317	26,435

	$16,986	$13,646	$48,440	$34,144

Equity in Income of Investees of our Government Operations segment is all attributable to the management and operating activities of U.S. Government facilities by our Technical Services Group.

NOTE 9 – RELATED PARTY TRANSACTIONS

We are party to transactions with MII and its subsidiaries occurring in the normal course of operations.

Certain corporate and general and administrative expenses have been allocated to MII and and its subsidiaries based on a level of effort calculation. We allocated expense of $20.0 million in the seven months ended July 31, 2010, which represented the period prior to our spin-off date.

Our note receivable from affiliate of $42.6 million at December 31, 2009 was settled in April 2010 for $43.8 million. This interest-bearing loan was executed by Babcock & Wilcox Canada, Ltd., a subsidiary of Babcock & Wilcox Power Generation Group, Inc., with J. Ray McDermott Canada Holding, Ltd. (“JRMCHL”) for up to 60 million Canadian Dollars. The actual amount funded to JRMCHL under this agreement was $45.2 million. We included in interest income $0.5 million and $0.3 million relative to this note receivable for the nine months ended September 30, 2010 and 2009, respectively.

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

Intercompany transactions – In connection with the spin-off, the majority of receivable and payable balances with MII and its subsidiaries were non-cash settled. Capital in excess of par increased by $434.1 million for the settlement of these intercompany balances, which includes settlement of a note payable of approximately $277.8 million, including accrued interest, issued to McDermott Kft., Budapest, Zug branch, the registered branch of McDermott Group Financing Limited Liability Company. We included in interest expense $8.7 million and $17.7 million relative to this loan in the nine months ended September 30, 2010 and 2009, respectively. In addition, we experienced a reduction in capital in excess of par totaling approximately $3.4 million attributable to payments made to MII for the exercise of MII stock options.

Transfer of pension liability – In connection with the spin-off, the pension liability pertaining to certain legacy employees of subsidiaries included in MII’s Offshore Oil and Gas Construction segment was transferred to MII, along with the corresponding subsidiary holding these liabilities. This transfer was recorded as a capital contribution and resulted in a net increase in our equity of $90.4 million, which includes a reduction in accumulated other comprehensive loss of $93.2 million and a reduction in capital in excess of par of $2.8 million. Our condensed combined balance sheets include a reduction of $90.4 million in our pension liability.

Transfer of entities – In connection with the spin-off, certain business entities were transferred between us and MII. The net result of these transfers was an increase in our net assets and Capital in excess of par of approximately $1.7 million, including a $12.5 million cash capital contribution from MII, and transferred entities with cash totaling approximately $43 million.

NOTE 10 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except share and per share amounts)
Basic:

Net income for basic computation	$35,887	$26,285	$100,370	$128,186

Weighted average common shares	116,291,477	116,067,535	116,142,182	116,067,535

Basic earnings per common share	$0.31	$0.23	$0.86	$1.10

Diluted:

Net income for diluted computation	$35,887	$26,285	$100,370	$128,186

Weighted average common shares (basic)	116,291,477	116,067,535	116,142,182	116,067,535
Effect of dilutive securities:
Stock options, restricted stock and performance shares	1,356,272	1,356,272	1,356,272	1,356,272

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	117,647,749	117,423,807	117,498,454	117,423,807

Diluted earnings per common share	$0.31	$0.22	$0.85	$1.09

On July 30, 2010 116,225,732 shares of our common stock were distributed to MII shareholders to complete our spin-off from MII. For comparative purposes, and to provide a more meaningful calculation of weighted average shares, we have assumed this amount to be outstanding as of the beginning of each period presented in our calculation of basic weighted average shares. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at September 30, 2010 were also outstanding at each of the periods presented. We have excluded from our diluted share calculation 354,027 shares related to stock options as their effect would have been antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with the unaudited condensed consolidated and combined financial statements and the notes thereto included under Item 1 and the audited combined financial statements and the related notes included in our Form 10 filed with the Securities and Exchange Commission and declared effective on July 8, 2010 (as amended through the time of such effectiveness, the “Form 10”).

In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean B&W and its consolidated and combined subsidiaries.

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

These forward looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	effects of the spin-off, including with respect to taxes;

•	future levels of revenues, operating margins, income from operations, net income or earnings per share;

•	anticipated levels of demand for our products and services;

•	future levels of capital, environmental or maintenance expenditures;

•	our beliefs regarding the timing and effects on our businesses of certain environmental legislation, rules or regulations;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets;

•	our ability to obtain surety bonding capacity;

•	our ability to obtain appropriate insurance and indemnities;

•	timing for bringing the remaining operations of Nuclear Fuel Services, Inc. back online;

•	the potential effects of judicial or other proceedings on our business and businesses, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

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

•

the impact of our unfunded pension liabilities on liquidity, and our ability to fund such liabilities in the future, including our ability to continue being reimbursed by the U.S. Government for a portion of our pension funding obligations, which is contingent on maintaining our government contracts;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;

•	changes in, or our failure or inability to comply with, government regulations;

•	adverse outcomes from legal and regulatory proceedings;

•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	the realization of deferred tax assets;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating businesses we acquire;

•	the risk we might not be successful in updating and replacing current key financial and human resources legacy systems with enterprise systems;

•	social, political and economic situations in foreign countries where we do business;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims;

•	our ability to obtain surety bonds, letters of credit and financing;

•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	our ability to successfully develop competitive new technologies and products;

•	the aggregated risks retained in our captive insurance subsidiary; and

•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our subsidiaries.

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

GENERAL

Spin-Off Transaction

We operate in two business segments: Power Generation Systems and Government Operations, and were a wholly owned subsidiary of McDermott International, Inc. (“MII”) until July 30, 2010 when MII distributed 100% of our outstanding common stock to the MII shareholders. On and prior to July 30, 2010, our financial position, operating results and cash flows consisted of The Babcock & Wilcox Operations of McDermott International, Inc., which represented a combined reporting entity comprised of the assets and liabilities in managing and operating the Power Generation Systems and Government Operations segments of MII in addition to two captive insurance companies which have been combined and contributed to B&W in conjunction with the spin-off of B&W by MII.

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

On September 2, 2010, following the satisfaction of conditions, including the availability to USEC Inc.’s American Centrifuge project of at least $2 billion in uncommitted funds under the Department of Energy’s loan guarantee program for front-end nuclear fuel facilities and the establishment of a joint venture between us and USEC Inc. for supply by the joint venture of centrifuges and related equipment for the American Centrifuge project, we made a $37.5 million investment in USEC Inc. as part of a definitive agreement for us to make a total $100 million strategic investment in USEC Inc. In May of 2010, we and Toshiba Corporation signed an agreement to make a strategic investment in USEC Inc. totaling $200 million payable over three phases.

We received 37,500 shares of USEC Inc. Series B-1 12.75% Convertible Preferred Stock and Warrants to purchase 3,125,000 shares of USEC Inc. Class B Common Stock at an exercise price of $7.50 per share which are exercisable between January 1, 2015 and December 31, 2016. We have accounted for the Preferred Stock as a cost method investment, and the warrants as a derivative financial instrument. We will adjust the fair value of the warrants on a quarterly basis through current period earnings. Both instruments are included in other assets on our Condensed Consolidated and Combined Balance Sheets and the warrants are Level 3 in nature.

The second phase of this strategic investment, of which our share will be $25 million, will occur when, among other things, USEC Inc. secures a conditional commitment on a $2 billion loan guarantee from the U.S. Department of Energy (“DOE”). The balance of our investment, which will be $37.5 million, is conditioned, among other things, on closing the loan under the DOE’s loan guarantee program for USEC Inc.’s American Centrifuge Plant and shareholder approval of certain matters by USEC Inc. shareholders.

Accounting for Contracts

As of September 30, 2010, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects. Increases in costs on our fixed-price contracts could have a material adverse impact on our condensed consolidated and combined results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our condensed consolidated and combined results of operations, financial condition and cash flows.

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

We have brought back on line substantially all of the suspended operations of our Nuclear Fuel Services, Inc. subsidiary. The production operations are now fully operational. We expect to bring the commercial development line back on line during the third quarter of 2011.

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated and combined financial statements, see the Form 10. There have been no material changes to these policies during the nine months ended September 30, 2010, except as disclosed in Note 1 of the notes to condensed consolidated and combined financial statements included in this report.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2010 VS. THREE MONTHS ENDED SEPTEMBER 30, 2009

The Babcock & Wilcox Company (Combined and Consolidated)

Revenues decreased approximately 2%, or $16.2 million, to $632.8 million in the three months ended September 30, 2010 compared to $649.0 million in the corresponding period of 2009. In the third quarter of 2010, as compared to the third quarter of 2009, our Power Generation Systems segment experienced a $20.6 million, or 5%, reduction in its revenues attributable primarily to a $23.1 million decrease in revenues from utility boilers in its new-build steam generation business, which principally consists of utility, industrial and renewable boiler products operations. Our Government Operations segment generated a 2%, or $5.3 million increase in its revenues during the three months ended September 30, 2010 compared to the corresponding period of 2009, primarily attributable to increased volume in the manufacture of nuclear components for certain U.S. Government programs.

Operating income increased $19.0 million to $65.1 million in the three months ended September 30, 2010 from $46.1 million in the corresponding period of 2009. The operating income of our Power Generation Systems segment decreased $13.8 million in the third quarter of 2010, as compared to the third quarter of 2009. The operating income of our Government Operations Systems segment increased by $28.3 million in the three months ended September 30, 2010 compared to the corresponding period of 2009.

Power Generation Systems

Revenues decreased approximately 5%, or $20.6 million, to $369.0 million in the three months ended September 30, 2010, compared to $389.6 million in the corresponding period of 2009. This decrease was primarily attributable to a $23.1 million decrease in revenues from utility boilers in our new-build steam generation business, which principally consists of our utility, industrial and renewable boiler products operations. The main driver for this decrease in revenues was a significant decrease in North American orders over the last 12 to 18 months due to decreased electricity demand, lower capital spending by utilities, and the increased use by some customers of natural gas for power generation. The uncertainty concerning new environmental legislation or replacement rules or regulations has caused many of our major customers, principally electric utilities, to delay making substantial capital expenditures for new plants, as well as upgrades to existing power plants. In addition, considerations surrounding greenhouse gas limits under consideration by the U.S. Congress and the EPA have delayed the construction of new coal-fired power plants in the United States. We continue to believe the EPA will revise the rules and regulations throughout 2011, and our U.S. customers will then increase their expenditures on environmental equipment to bring their operating, coal-fired power plants into compliance with the new emissions limits. We expect that our bookings from new environmental equipment for those existing plants will begin to increase with revenue and operating income to follow normal project cycles. Instead of adding environmental equipment, some of our customers have announced plans to close down their least efficient coal-fired boilers, and, as a result, we expect our revenues and operating income from upgrade and retrofit activities from those customers may decline. We also experienced decreased revenues in our nuclear services business of $5.2 million, primarily attributable to lower revenues from our nuclear steam generator and plant modification service operations.

Operating income decreased $13.8 million to $20.4 million in the three months ended September 30, 2010 compared to $34.2 million in the corresponding period of 2009. We experienced decreases in our aftermarket services businesses of $13.1 million, primarily attributable to lower activity in our service projects and operations and maintenance businesses. These decreases were partially offset by an increase in operating income totaling $6.1 million from our new- build environmental business, $1.7 million from our new build steam generation systems, which were primarily attributable to the effects of timing on projects at or near substantial completion in the three months ended September 30, 2010 compared to the corresponding period of 2009. We also saw an increase of $1.9 million in our nuclear equipment business due to increased activity and improving margins. In addition, in the three months ended September 30, 2010, we experienced an increase in our selling, general and administrative expenses totaling $3.7 million primarily attributable to our increased presence in nuclear energy, and increases in our selling and marketing expenses, primarily attributable to our acquisition of the electrostatic precipitator aftermarket and emissions monitoring business units of GE Energy, a division of General Electric Company. In the three months ended September 30, 2010, we also experienced an increase in our research and development expense totaling $4.4 million primarily attributable to development work on the B&W mPowerTM initiative. In addition, we experienced an increase in income of investees totaling $2.6 million in the three months ended September 30, 2010 compared to the corresponding 2009 period, primarily attributable to improved results in our joint venture in China from improved margins due to reductions in costs on purchases of materials.

Government Operations

Revenues increased approximately 2%, or $5.3 million, to $265.1 million in the three months ended September 30, 2010 compared to $259.8 million in the corresponding period of 2009, primarily attributable to increased volumes in the manufacture of nuclear components for certain U.S. Government programs ($6.5 million), higher volumes in commercial manufacturing ($2.9 million) and an increase from our new contract at a gaseous diffusion plant ($0.9 million). These increases were partially offset by lower volumes in the manufacture of components for a commercial uranium enrichment project ($4.5 million).

Operating income increased $28.3 million to $48.1 million in the three months ended September 30, 2010 compared to $19.8 million in the corresponding period of 2009, primarily attributable to increased contract productivity and volumes in the manufacture of nuclear components for certain U.S. Government programs ($15.6 million), and improved contract performance at our Nuclear Fuel Services, Inc. subsidiary ($9.4 million). In addition, Nuclear Fuel Services, Inc. recognized a gain totaling $8.7 million attributable to a change in estimate of an environmental reserve, and also experienced increases in fees earned from its management and operating contracts at several government sites ($0.7 million). Our equity in income of investees increased $0.8 million to $9.9 million in the three months ended September 30, 2010 compared to $9.1 million in the corresponding period of 2009, primarily attributable to higher fees earned at two of our government sites. This was partially offset by lower volumes related to a commercial uranium enrichment project due to scope reduction ($0.5 million).

Corporate

Unallocated corporate expenses decreased $4.5 million to $3.4 million in the three months ended September 30, 2010, as compared to $7.9 million for the corresponding period in 2009, primarily attributable to reduced stock-based compensation expense, and lower expenses associated with systems development activities in the three months ended September 30, 2010 compared to the corresponding period of 2009. In addition, the three months ended September 30, 2009 included improvements in our captive insurer attributable primarily to favorable results from our actuarially determined workmen’s compensation liabilities.

Other Income Statement Items

Interest expense decreased $4.9 million to $0.7 million in the three months ended September 30, 2010, primarily due to forgiveness of our intercompany borrowings.

Other expense – net increased by $3.3 million to expense of $6.5 million in the three months ended September 30, 2010 from expense of $3.2 million for the corresponding period of 2009, primarily due to increased foreign currency exchange losses in the three months ended September 30, 2010.

Provision for Income Taxes

For the three months ended September 30, 2010, the provision for income taxes increased $10.5 million to $22.2 million, while income before provision for income taxes increased $20.1 million to $58.1 million. Our effective tax rate for the three months ended September 30, 2010 was approximately 38.2%, as compared to 30.8% for the three months ended September 30, 2009. The increase in our consolidated effective tax rate is primarily attributable to a larger portion of our earnings outside of the U.S. taxed at higher rates.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions are as shown below:

	Income before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	For the three months ended September 30,
	2010	2009	2010	2009	2010	2009
	(In thousands)		(In thousands)

United States	$48,849	$21,932	$19,735	$10,256	40.4%	46.8%
Non-United States	9,299	16,086	2,489	1,441	26.8%	9.0%

Total	$58,148	$38,018	$22,224	$11,697	38.2%	30.8%

We are subject to U.S. federal income tax at a rate of 35% on our U.S. operations, plus the applicable state income taxes on our profitable U.S. subsidiaries. Our non-U.S. earnings are subject to tax at various tax rates.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2010 vs. NINE MONTHS ENDED SEPTEMBER 30, 2009

The Babcock & Wilcox Company (Combined and Consolidated)

Revenues decreased approximately 8%, or $182.5 million, to $1,983.6 million in the nine months ended September 30, 2010, compared to $2,166.1 million in the corresponding period of 2009. Our Power Generation Systems segment experienced a 14%, or $188.1 million reduction in its revenues for the nine months ended September 30, 2010 compared to 2009, attributable primarily to decreases of $55.1 million in its new-build environmental business, $99.8 million in its new-build steam generation systems and $74.3 million in its aftermarket services. Our Government Operations segment revenues increased by $7.3 million in the nine months ended September 30, 2010 compared to the corresponding period of 2009.

Operating income decreased $42.5 million to $189.5 million in the nine months ended September 30, 2010 from $232.0 million in the corresponding period of 2009. The operating income of our Power Generation Systems segment decreased $66.7 million in the nine months ended September 30, 2010, as compared to the corresponding period in 2009. The operating income of our Government Operations segment increased $11.6 million in the nine months ended September 30, 2010, as compared to the corresponding period in 2009.

Power Generation Systems

Revenues decreased approximately 14%, or $188.1 million, to $1,201.1 million in the nine months ended September 30, 2010, compared to $1,389.2 million in the corresponding period of 2009. This decrease was primarily attributable to decreases of $55.1 million in our new-build environmental business, $99.8 million in our new-build steam generation systems and $74.3 million in our aftermarket services. The main driver for this decrease in revenues was a significant decrease in North American orders over the last 12 to 18 months due to decreased electricity demand, lower capital spending by utilities, and the increased use by some customers of natural gas for power generation. The uncertainty concerning new environmental legislation or replacement rules or regulations, has caused many of our major customers, principally electric utilities, to delay making substantial capital expenditures for new plants, as well as upgrades to existing power plants. In addition, considerations surrounding greenhouse gas limits under consideration by the U.S. Congress and the EPA have delayed the construction of new coal-fired power plants in the United States. We continue to believe the EPA will revise the rules and regulations throughout 2011, and our U.S. customers will then increase their expenditures on environmental equipment to bring their operating, coal-fired power plants into compliance with the new emissions limits. We expect that our bookings from new environmental equipment for those existing plants will begin to increase with revenue and operating income to follow normal project cycles. Instead of adding environmental equipment, some of our customers have announced plans to close down their least efficient coal-fired boilers, and, as a result, we expect our revenues and operating income from upgrade and retrofit activities from those customers may decline. These decreases in revenues were partially offset by increases in revenues of $14.0 million from our nuclear equipment business and $10.2 million from our nuclear services business.

Operating income decreased $66.7 million to $69.5 million in the nine months ended September 30, 2010 compared to $136.2 million in the corresponding period of 2009. We experienced decreases in our new-build environmental business totaling $10.2 million, our new-build steam generation business totaling $19.7 million and our aftermarket services business totaling $30.4 million, primarily attributable to the decreases in revenues discussed above. These decreases in operating income were partially offset by increases in operating income from our nuclear equipment business of $12.4 million. In addition, we experienced an increase in our selling, general and administrative expenses totaling $16.9 million, attributable to increases in our nuclear selling, general and administrative expenses due to our increased presence in nuclear energy, and to our acquisition of the electrostatic precipitator aftermarket and emissions monitoring business units of GE Energy, a division of General Electric Company. We also experienced an increase in our research and development expense totaling $17.0 million, primarily attributable to development work on the B&W mPowerTM initiative. These factors were partially offset by the incurrence of lower warranty expense totaling $7.7 million in the nine months ended September 30, 2010, compared to 2009. Our provisions for warranty in the 2009 period included additional warranty provisions related to specific corrective items. In addition we experienced an increase in income of investees totaling $11.4 million primarily attributable to improved results in our joint venture in China from improved margins due to reductions in costs on purchases of materials, and our joint venture in Australia for material handling.

Government Operations

Revenues increased approximately 1%, or $7.3 million, to $785.5 million in the nine months ended September 30, 2010, compared to $778.2 million in the corresponding period of 2009, primarily attributable to increased volumes in the manufacture of nuclear components for certain U.S. Government programs ($56.3 million) and increased revenues from our management and operating contracts at two government sites ($1.8 million). These factors were partially offset by lower volumes in the manufacture of components for a commercial uranium enrichment project due to scope reduction ($36.6 million) and lower volumes in commercial manufacturing ($13.5 million).

Operating income increased $11.6 million to $134.6 million in the nine months ended September 30, 2010 compared to $123.0 million for the corresponding period of 2009, primarily attributable to increased contract productivity and volumes in the manufacturing of nuclear components for certain U.S. Government programs ($42.4 million) and an $8.7 million gain attributable to a change in estimate of an environmental reserve at our Nuclear Fuel Services, Inc. subsidiary. In addition, we experienced increased volumes in the manufacture of nuclear components for certain U.S. Government programs and increased fees earned from our management and operating contracts at several government sites ($2.8 million). These factors were partially offset by decreases related to a downblending contract at Nuclear Fuel Services, Inc which realized favorable contract cost adjustments in the nine months ended September 30, 2009 ($23.0 million) that did not reoccur in 2010. We also realized lower volumes related to a commercial uranium enrichment project due to scope reduction ($5.4 million) in the nine months ended September 30, 2010 compared to 2009. Our equity in income from investees increased $2.9 million to $29.3 million in the nine months ended September 30, 2010, compared to $26.4 million in the corresponding period of 2009, primarily attributable to higher fees earned at two of our government sites.

In December 2009, we temporarily suspended the operations of Nuclear Fuel Services, Inc. in consultation with the Nuclear Regulatory Commission (“NRC”) following the occurrence of two separate incidents that we reported to the NRC in October and November 2009. The October 2009 incident involved the generation of excessive heat and a hazardous gas at a specialized cleaning station. The incident was caused by the processing of a small amount of uranium-aluminum material in nitric acid. This incident resulted in some damage to piping, but did not result in any injuries to personnel or offsite releases of chemical or radioactive material. The November 2009 incident involved a fire in a glovebox enclosure. The incident was caused by a reaction between fluorine gas in a cylinder of uranium and the fiberglass backing of the teflon lining of a vent hose attached to the cylinder within the glovebox enclosure. This incident resulted in damage to a hose and a faceplate within the glove box enclosure, but did not result in any injuries to personnel or offsite releases of chemical or radioactive material. Inspections conducted separately by the NRC, our existing nuclear liability underwriter and us revealed specific modifications necessary to improve Nuclear Fuel Services, Inc.’s overall safety performance. The suspended operations included production operations, the commercial development line and the highly enriched uranium down-blending facility. These operations are in the process of being brought back on line through a phased restart, which we commenced in March 2010 following completion of a third-party review and NRC review of the modifications that were implemented. The production operations are now fully operational. We began bringing the highly enriched uranium down-blending facility back on line, through a phased restart, in May 2010, and the facility is now substantially fully operational. We expect to bring the commercial development line back on line during the third quarter of 2011. That line represented less than 0.5% of our combined revenues in 2009. The impact of the shutdown on operating income was approximately $10.0 million in the nine months ended September 30, 2010.

Corporate

Unallocated corporate expenses decreased $12.6 million to $14.6 million in the nine months ended September 30, 2010, as compared to $27.2 million for the corresponding period in 2009, primarily attributable to reduced stock based compensation expense, lower compensation expenses attributable to reductions in headcount, and lower expenses associated with systems development activities in the nine months ended September 30, 2010 compared to the corresponding period of 2009. In addition, the nine months ended September 30, 2009 included improvements in our captive insurer attributable primarily to favorable results from our actuarially determined workmen’s compensation liabilities.

Other Income Statement Items

Interest income decreased $2.0 million to $0.9 million in the nine months ended September 30, 2010, primarily due to reduced cash and investment balances and lower average interest rates on our investments.

Interest expense decreased $6.6 million to $11.3 million in the nine months ended September 30, 2010, primarily due to a decrease in interest expense attributable to forgiveness of our intercompany borrowings.

Other expense – net increased by $0.8 million to $13.5 million in the nine months ended September 30, 2010 from $12.7 million for the corresponding period of 2009, primarily due to increased foreign currency exchange losses in the nine months ended September 30, 2010.

Provision for Income Taxes

For the nine months ended September 30, 2010, the provision for income taxes decreased $10.9 million to $65.1 million, while income before provision for income taxes decreased $38.7 million to $165.6 million. Our effective tax rate for the nine months ended September 30, 2010 was approximately 39.3%, as compared to 37.2% for the nine months ended September 30, 2009. The increase in our effective tax rate is primarily attributable to our mix of losses in lower tax jurisdictions versus income earned in higher tax jurisdictions.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions are as shown below:

	Income before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	For the nine months ended September 30,
	2010	2009	2010	2009	2010	2009
	(In thousands)		(In thousands)

United States	$137,703	$159,703	$58,485	$65,947	42.5%	41.3%
Non-United States	27,852	44,595	6,578	10,034	23.6%	22.5%

Total	$165,555	$204,298	$65,063	$75,981	39.3%	37.2%

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

	September 30, 2010	December 31, 2009
	(Unaudited)
	(In millions)
Power Generation Systems	$2,021	$1,974
Government Operations	2,338	2,766

Total Backlog	$4,359	$4,740

Of the September 30, 2010 backlog, we expect to recognize revenues as follows:

	2010	2011	Thereafter
	(Unaudited)
	(In approximate millions)
Power Generation Systems	$350	$700	$971
Government Operations	270	770	1,298

Total Backlog	$620	$1,470	$2,269

At September 30, 2010, Government Operations backlog with the U.S. Government was $2.3 billion, which was substantially fully funded. Only $34.0 million had not been funded as of September 30, 2010.

We believe the current worldwide credit and economic environment and short-term uncertainty regarding environmental regulations has affected our customers in the electric utility industry more than our other customers. As these factors affect electrical consumption and customer demand, our bookings during the first three quarters of 2010 were lower than recent periods. While we have not experienced significant delays on existing projects in our Power Generation Systems’ backlog, we have experienced increasing delays in expected bookings on new planned projects, particularly for new power generation and environmental equipment and services.

At September 30, 2010, Power Generation Systems’ backlog with the U.S. Government was $11.0 million, all of which was fully funded.

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

The Credit Agreement is guaranteed by substantially all of BWICO’s wholly owned domestic subsidiaries. Following the completion of the spin-off of The Babcock & Wilcox Company, The Babcock & Wilcox Company and substantially all of The Babcock & Wilcox Company’s wholly owned domestic subsidiaries that were not already guarantors under the Credit Agreement became guarantors. Obligations under the Credit Agreement are secured by first-priority liens on certain assets owned by BWICO and the guarantors (other than BWX Technologies, Inc. (“BWXT”) and its subsidiaries). Following completion of the spin-off of The Babcock & Wilcox Company, The Babcock & Wilcox Company and its wholly owned domestic subsidiaries that became guarantors under the Credit Agreement granted liens on certain assets owned by them. If the corporate rating of B&W and its subsidiaries from Moody’s is Baa3 or better (with a stable outlook or better), the corporate family rating of B&W and its subsidiaries from S&P is BBB- or better (with a stable outlook or better), and certain other conditions are met, the liens securing obligations under the Credit Agreement will be released, subject to reinstatement upon the terms set forth in the Credit Agreement.

The Credit Agreement requires only interest payments on a quarterly basis until maturity. The borrower under the Credit Agreement may prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures. At September 30, 2010, we were in compliance with all of the covenants set forth in the Credit Agreement.

Loans outstanding under the Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 2.50% to 3.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 1.50% to 2.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. The borrower under the Credit Agreement is charged a commitment fee on the unused portions of the Credit Agreement, and that fee varies between 0.375% and 0.625% per year depending on the credit ratings of the Credit Agreement. Additionally, the borrower under the Credit Agreement is charged a letter of credit fee of between 2.50% and 3.50% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. The borrower under the Credit Agreement also pays customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, BWICO paid certain upfront fees to the lenders thereunder, and BWICO paid certain arrangement and other fees to the arrangers and agents of the BWICO Credit Agreement. On August 11, 2010 we borrowed $25 million against this facility for one day to meet temporary working capital needs. At September 30, 2010, there were no borrowings outstanding but letters of credit issued under the Credit Agreement totaled $225.6 million. At September 30, 2010, there was $474.4 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. The applicable interest rate at September 30, 2010 under this facility was 4.75 % per year.

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

At September 30, 2010, Nuclear Fuel Services, Inc., a subsidiary of BWXT, had $3.6 million in letters of credit issued by various commercial banks on its behalf. The obligations to the commercial banks issuing such letters of credit are secured by cash, short-term certificates of deposit and certain real and intangible assets.

Certain foreign subsidiaries of Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”) have credit arrangements with various commercial banks for the issuance of bank guarantees. The aggregate value of all such bank guarantees as of September 30, 2010 was $15.6 million.

B&W and certain of its subsidiaries have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2010, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $109.0 million. Approximately $105.0 million of said bonds are also subject to general agreements of indemnity executed by MII and certain subsidiaries of B&W (including B&W PGG) prior to the spin-off. Any claim successfully asserted against a surety by a bond obligee under a bond issued pursuant to the agreements of indemnity executed prior to the spin-off would likely be recoverable from MII, B&W and B&W PGG under such indemnity agreements (and we have agreed to indemnity MII from and against any such recovery from it).

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $294.0 million to $264.3 million at September 30, 2010 from $558.3 million at December 31, 2009, primarily due to a $100 million cash dividend paid to MII in connection with the spin-off, cash used in operating activities, capital expenditures and business acquisitions.

Our working capital, excluding cash and cash equivalents and restricted cash and cash equivalents, increased by $353.1 million to a negative $60.1 million at September 30, 2010 from a negative $413.2 million at December 31, 2009, primarily due to the increase in the net amount of contracts in progress and advance billings on contracts and the settlement of intercompany payables with MII and its subsidiaries.

Our net cash used in operations was $38.5 million in the nine months ended September 30, 2010, compared to $146.4 million of cash provided for the nine months ended September 30, 2009. This increase in cash used was primarily attributable to our net contracts in progress and advance billings on contracts position.

Our net cash used in investing activities increased by $27.7 million to $69.8 million in the nine months ended September 30, 2010 from $42.1 million in the nine months ended September 30, 2009. This increase in net cash used in investing activities was primarily attributable to acquisitions in the current period, and our cash investment in USEC Inc. of $37.5 million. These increases were partially offset by a decrease in restricted cash, and cash received from the settlement of a note receivable in 2010.

Our net cash used in financing activities increased by $178.4 million to $183.6 million in the nine months ended September 30, 2010 from $5.2 million in the nine months ended September 30, 2009. This increase in net cash used in financing activities was primarily attributable to dividends paid in connection with the spin-off transaction and repayment of an intercompany loan in 2010.

At September 30, 2010, we had restricted cash and cash equivalents totaling $15.1 million, $7.1 million of which was held in restricted foreign accounts, $3.5 million of which was held as cash collateral for letters of credit, $3.9 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated and combined balance sheets), and $0.6 million of which was held to meet reinsurance reserve requirements of our captive insurer.

At September 30, 2010, we had investments with a fair value of $75.4 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments.

Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss.

See Note 1 to our unaudited condensed consolidated and combined financial statements included in this report for information on new and recently adopted accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in the Form 10.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 4 to our unaudited condensed consolidated and combined financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A.	Risk Factors

Pension and medical expenses associated with our retirement benefit plans may fluctuate significantly depending on changes in actuarial assumptions, future market performance of plan assets, future trends in health care costs and legislative or other regulatory actions.

A substantial portion of our current and retired employee population is covered by pension and post-retirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. Variances from these estimates could have a material adverse effect on us. In addition, funding requirements for benefit obligations of our pension and post-retirement benefit plans are subject to legislative and other government regulatory actions.

As of December 31, 2009, our defined benefit pension and post-retirement benefit plans were underfunded by approximately $869 million. Between December 31, 2009 and September 30, 2010, interest rates on high-quality corporate bonds have decreased. As a result, we estimate that a discount rate used to measure the plans as of September 30, 2010 would be approximately 25 to 50 basis points lower than the rate used at December 31, 2009. Accordingly, we believe that the funded status of the plans would decrease if the plans were remeasured at September 30, 2010. However, we are not required to remeasure our plans as of September 30, 2010. The next remeasurement will be as of December 31, 2010, and discount rates and plan assets may differ at that time. For more information, see Note 7 to the combined financial statements for the years ended December 31, 2009, 2008 and 2007 included in our Form 10 filed with the Securities and Exchange Commission and declared effective on July 8, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended September 30, 2010, all of which involved repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

July 1, 2010 – July 31, 2010	5,871	$22.75	not applicable	not applicable
August 1, 2010 – August 31, 2010	86,625	$23.73	not applicable	not applicable

Total	92,496	$23.66	not applicable	not applicable

Item 5.	Other Information

Coal Mine Safety

One of our subsidiaries, Ebensburg Power Company, is the operator of a Pennsylvania coal mine, the Revloc Refuse Site (“Revloc”). The Revloc mine is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Safety Act”). Pursuant to Section 1503 of the Dodd-Frank Act, we are providing certain safety information regarding the Revloc mine.

During the quarter ended September 30, 2010, we did not receive any citation or order from the MSHA involving the Revloc mine relating to:

•

a violation of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal mine safety or health hazard under Section 104(a) of the Mine Safety Act;

•	an order issued under section 104(b) of the Mine Safety Act;

•	an unwarrantable failure of the mine operator to comply with mandatory health or safety standards under Section 104(d) of the Mine Safety Act;

•	a flagrant violation under Section 110(b) (2) of the Mine Safety Act; or

•	an imminent danger order issued under Section 107(a) of the Act.

In addition, during the quarter ended September 30, 2010, there were no mining-related fatalities at the Revloc mine and we did not receive any written notice from MSHA involving the Revloc mine of a pattern of violations, or the potential to have such a pattern, of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal mine health or safety hazards under Section 104(e) of the Mine Safety Act.

During the quarter ended September 30, 2010, we received proposed assessments from MSHA relating to two prior citations totaling $385. We have taken action to remedy each of the prior citations, which have since been approved by the MSHA. One of the prior citations is pending before the Federal Mine Safety and Health Review Commission. As of September 30, 2010, we had no other matters pending before the Federal Mine Safety and Health Review Commission.

Item 6.	Exhibits

Exhibit 2.1* - Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File no. 1-34658)).

Exhibit 3.1* - Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

Exhibit 3.2* - Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

Exhibit 4.1* - Joinder and Reaffirmation Agreement dated as of August 6, 2010, among The Babcock & Wilcox Company (as borrower), Babcock & Wilcox Investment Company, Babcock & Wilcox India Holdings, Inc. and certain other subsidiaries of the borrower in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

Exhibit 10.1* - Employee Matters Agreement dated as of July 2, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

Exhibit 10.2* - Amendment to the Employee Matters Agreement dated as of August 3, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.15 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

Exhibit 10.3 - Amendment No. 2 to the Employee Matters Agreement dated as of August 10, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company.

Exhibit 10.4* - Transition Services Agreement dated as of July 2, 2010 between McDermott International, Inc. as service provider and The Babcock & Wilcox Company as service receiver (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

Exhibit 10.5* - Transition Services Agreement dated as of July 2, 2010 between The Babcock & Wilcox Company as service provider and McDermott International, Inc. as service receiver (incorporated by reference to Exhibit 10.4 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

Exhibit 10.6* - 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, effective July 2, 2010 (incorporated by reference to Exhibit 10.8 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

Exhibit 10.7* - The Babcock & Wilcox Executive Incentive Compensation Plan, effective July 30, 2010 (incorporated by reference to Exhibit 10.9 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

Exhibit 10.8* - Supplemental Executive Retirement Plan of The Babcock & Wilcox Company, effective July 30, 2010 (incorporated by reference to Exhibit 10.10 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

Exhibit 10.9 - Change in Control Agreement entered into among The Babcock & Wilcox Company, Babcock & Wilcox Investment Company and Brandon C. Bethards effective as of August 11, 2010.

Exhibit 10.10 - Change in Control Agreement entered into among The Babcock & Wilcox Company, Babcock & Wilcox Investment Company and Michael S. Taff effective as of August 11, 2010.

Exhibit 10.11 - Form of Change in Control Agreement entered into among The Babcock & Wilcox Company, certain employer subsidiaries and executive officers (other than Mr. Bethards or Taff) effective as of August 11, 2010.

Exhibit 10.12 - Form of Change in Control Agreement entered into among The Babcock & Wilcox Company, certain employer subsidiaries and selected officers (other than executive officers) effective as of August 11, 2010.

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
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized
Representative)

November 8, 2010

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File no. 1-34658)).

3.1*	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2*	Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)) .

4.1*	Joinder and Reaffirmation Agreement dated as of August 6, 2010, among The Babcock & Wilcox Company (as borrower), Babcock & Wilcox Investment Company, Babcock & Wilcox India Holdings, Inc. and certain other subsidiaries of the borrower in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

4.2*	Pledge and Security Agreement dated as of May 3, 2010, by Babcock & Wilcox Investment Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.17 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.1*	Employee Matters Agreement dated as of July 2, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.2*	Amendment to the Employee Matters Agreement dated as of August 3, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.15 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.3	Amendment No. 2 to the Employee Matters Agreement dated as of August 10, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company.

10.4*	Transition Services Agreement dated as of July 2, 2010 between McDermott International, Inc. as service provider and The Babcock & Wilcox Company as service receiver (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.5*	Transition Services Agreement dated as of July 2, 2010 between The Babcock & Wilcox Company as service provider and McDermott International, Inc. as service receiver (incorporated by reference to Exhibit 10.4 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.6*	2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, effective July 2, 2010 (incorporated by reference to Exhibit 10.8 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.7*	The Babcock & Wilcox Executive Incentive Compensation Plan, effective July 30, 2010 (incorporated by reference to Exhibit 10.9 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.8*	Supplemental Executive Retirement Plan of The Babcock & Wilcox Company, effective July 30, 2010 (incorporated by reference to Exhibit 10.10 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.9	Change in Control Agreement entered into among The Babcock & Wilcox Company, Babcock & Wilcox Investment Company and Brandon C. Bethards effective as of August 11, 2010.

10.10	Change in Control Agreement entered into among The Babcock & Wilcox Company, Babcock & Wilcox Investment Company and Michael S. Taff effective as of August 11, 2010.

10.11	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company, certain employer subsidiaries and executive officers (other than Mr. Bethards or Taff) effective as of August 11, 2010.

10.12	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company, certain employer subsidiaries and selected officers (other than executive officers) effective as of August 11, 2010.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.