Form 10-Q
period 2011-03-31
Babcock & Wilcox Co
filed 2011-05-09
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s common stock outstanding at April 30, 2011 was 117,547,118

THE BABCOCK & WILCOX COMPANY

I N D E X - F O R M 1 0 - Q

PART I

THE BABCOCK & WILCOX COMPANY

FINANCIAL INFORMATION

Item 1. Condensed Consolidated and Combined Financial Statements

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)

Current Assets:
Cash and cash equivalents	$292,181	$391,142
Restricted cash and cash equivalents	12,551	12,267
Investments	—	234
Accounts receivable – trade, net	307,657	289,374
Accounts receivable – other	72,217	64,231
Contracts in progress	282,554	225,448
Inventories	100,194	100,932
Deferred income taxes	85,597	90,620
Other current assets	72,935	34,868

Total Current Assets	1,225,886	1,209,116

Property, Plant and Equipment	988,914	968,712
Less accumulated depreciation	568,655	550,400

Net Property, Plant and Equipment	420,259	418,312

Investments	75,493	74,863

Goodwill	271,024	269,424

Deferred Income Taxes	226,477	236,504

Investments in Unconsolidated Affiliates	110,998	100,811

Other Assets	181,973	191,480

TOTAL	$2,512,110	$2,500,510

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)

Current Liabilities:
Notes payable and current maturities of long-term debt	$4,066	$4,790
Accounts payable	188,805	185,240
Accrued employee benefits	188,595	235,856
Accrued liabilities – other	87,113	71,242
Advance billings on contracts	385,270	369,644
Accrued warranty expense	109,082	109,588
Income taxes payable	4,876	5,467

Total Current Liabilities	967,807	981,827

Long-Term Debt	854	855

Accumulated Postretirement Benefit Obligation	84,531	84,100

Environmental Liabilities	45,404	40,889

Pension Liability	555,407	579,000

Other Liabilities	97,818	100,314

Commitments and Contingencies (Note 3)

Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 117,768,007 and 116,963,664 shares at March 31, 2011 and December 31, 2010, respectively	1,178	1,170
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	1,082,062	1,067,414
Retained earnings	110,181	96,671
Treasury stock at cost, 262,115 and 101,649 shares at March 31, 2011 and December 31, 2010, respectively	(7,929)	(2,397)
Accumulated other comprehensive loss	(426,062)	(449,999)

Stockholders’ Equity – The Babcock & Wilcox Company	759,430	712,859
Noncontrolling interest	859	666

Total Stockholders’Equity	760,289	713,525

TOTAL	$2,512,110	$2,500,510

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY CONDENSED CONSOLIDATED AND COMBINED

STATEMENTS OF INCOME

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands, except share and per share amounts)

Revenues	$691,277	$662,388

Costs and Expenses:
Cost of operations	564,806	527,892
Research and development costs	17,308	17,059
Gains on asset disposals and impairments – net	(10)	(13)
Selling, general and administrative expenses	102,633	92,723

Total Costs and Expenses	684,737	637,661

Equity in Income of Investees	15,361	14,019

Operating Income	21,901	38,746

Other Income (Expense):
Interest income	459	449
Interest expense	(455)	(5,993)
Other expense – net	(2,994)	(3,090)

Total Other Expense	(2,990)	(8,634)

Income before Provision for Income Taxes	18,911	30,112

Provision for Income Taxes	5,244	13,256

Net Income	$13,667	$16,856

Less: Net Income attributable to Noncontrolling Interest	(157)	(13)

Net Income Attributable to The Babcock & Wilcox Company	$13,510	$16,843

Earnings per Common Share:
Basic:
Net Income Attributable to The Babcock & Wilcox Company	$0.12	$0.15
Diluted:
Net Income Attributable to The Babcock & Wilcox Company	$0.11	$0.14

Shares used in the computation of earnings per share (Note 8):
Basic	116,968,275	116,067,535
Diluted	117,957,245	117,423,807

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)

Net Income	$13,667	$16,856

Other Comprehensive Income:
Currency translation adjustments:
Foreign currency translation adjustments	8,466	728
Unrealized gains on derivative financial instruments:
Unrealized gains on derivative financial instruments	2,252	947
Realized gains on derivative financial instruments	70	609
Amortization of benefit plan costs	13,030	13,629
Unrealized gains on investments:
Unrealized gains arising during the period	153	16
Realized gains recognized during the period	2	115

Other Comprehensive Income	23,973	16,044

Total Comprehensive Income	37,640	32,900

Comprehensive Income Attributable to Noncontrolling Interest	(193)	(16)

Comprehensive Income Attributable to The Babcock & Wilcox Company	$37,447	$32,884

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Capital In		Other			Non-	Total
	Common Stock		Excess of	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Stock	Equity	Interest	Equity
		(In thousands, except share amounts)
Balance December 31, 2010	116,963,664	$1,170	$1,067,414	$96,671	$(449,999)	$(2,397)	$712,859	$666	$713,525

Net income	—	—	—	13,510	—	—	13,510	157	13,667
Amortization of benefit plan costs	—	—	—	—	13,030	—	13,030	—	13,030
Unrealized gain on investments	—	—	—	—	155	—	155	—	155
Translation adjustments	—	—	—	—	8,430	—	8,430	36	8,466
Unrealized gain on derivatives	—	—	—	—	2,322	—	2,322	—	2,322
Exercise of stock options	254,583	2	7,134	—	—	—	7,136	—	7,136
Contributions to thrift plan	85,003	1	2,665	—	—	—	2,666	—	2,666
Shares placed in treasury	—	—	—	—	—	(5,532)	(5,532)	—	(5,532)
Stock-based compensation charges	464,757	5	4,849	—	—	—	4,854	—	4,854

Balance March 31, 2011 (unaudited)	117,768,007	$1,178	$1,082,062	$110,181	$(426,062)	$(7,929)	$759,430	$859	$760,289

THE BABCOCK & WILCOX COMPANY

CONDENSED COMBINED STATEMENT OF PARENT EQUITY

	Accumulated Other Comprehensive Loss	Parent Equity	Non- Controlling Interest	Total Parent Equity
	(In thousands)
Balance December 31, 2009	$(546,574)	$666,777	$503	$120,706

Net income	—	16,843	13	16,856
Amortization of benefit plan costs	13,629	—	—	13,629
Unrealized gain on investments	131	—	—	131
Foreign currency translation adjustments	725	—	3	728
Unrealized gain on derivatives	1,556	—	—	1,556
Stock-based compensation charges	—	33	—	33

Balance March 31, 2010 (unaudited)	$(530,533)	$683,653	$519	$153,639

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,667	$16,856
Non-cash items included in net income:
Depreciation and amortization	19,315	16,812
Income of investees, net of dividends	(3,832)	(8,758)
Gain on asset disposals – net	(10)	(13)
Amortization of pension and postretirement costs	20,474	21,420
Excess tax benefits from stock-based compensation	(4,031)	(1,908)
Other, net	1,097	723
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(31,213)	15,624
Net contracts in progress and advance billings on contracts	(44,328)	(96,575)
Accounts payable	6,016	36,836
Inventories	1,536	2,372
Income taxes receivable	13,562	(313)
Current and deferred income taxes	21,479	(12,053)
Accrued and other current liabilities	8,535	13,117
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(71,633)	(47,139)
Prepaid expenses	(37,957)	(3,494)
Other, net	5,750	961

NET CASH USED IN OPERATING ACTIVITIES	(81,573)	(45,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash and cash equivalents	(284)	(2,516)
Purchases of property, plant and equipment	(20,753)	(18,763)
Acquisition of businesses, net of cash acquired	—	(8,165)
Purchases of available-for-sale securities	(48,791)	(20,143)
Sales and maturities of available-for-sale securities	48,577	22,882
Investment in equity and cost method investees	(4,716)	—
Proceeds from asset disposals	17	79

NET CASH USED IN INVESTING ACTIVITIES	(25,950)	(26,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	(797)	(150)
Payment of debt issuance costs	(70)	—
Increase in notes payable to affiliates	—	20
Excess tax benefits from stock-based compensation	4,031	1,908
Exercise of stock options	3,105	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,269	1,778

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	2,293	2,036

NET DECREASE IN CASH AND CASH EQUIVALENTS	(98,961)	(68,344)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	391,142	469,468

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$292,181	$401,124

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$892	$5,993
Income taxes (net of refunds)	$13,903	$5,502

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We have presented our condensed consolidated and combined financial statements in U.S. Dollars in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Financial information and disclosures normally included in our financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated and combined financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2010 (our “2010 10-K”). We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation.

The Babcock & Wilcox Company (“B&W”) was a wholly owned subsidiary of McDermott International, Inc., a Panamanian corporation (“MII”) until July 30, 2010 when MII distributed 100% of our outstanding common stock to the MII shareholders. On and prior to July 30, 2010, our financial position, operating results and cash flows consisted of The Babcock & Wilcox Operations of McDermott International, Inc. (“BWO”), which represented a combined reporting entity as discussed in our 2010 10-K. On our condensed consolidated and combined statements of income and cash flows the three months ended March 31, 2011 represent the consolidated results of B&W, while the three months ended March 31, 2010 consist entirely of the combined results of BWO.

Certain corporate and general and administrative expenses incurred before the spin-off, including those related to executive management, investor relations, tax, accounting, legal and treasury services, and certain employee benefits, have been allocated based on a level of effort calculation. Our management believes such allocations are reasonable. However, the associated expenses reflected in the accompanying condensed consolidated and combined statements of income may not be indicative of the actual expenses that would have been incurred for the three months ended March 31, 2010 had the combined businesses been operating as an independent public company for that period presented. Since the spin-off from MII, B&W has been performing these functions using internal resources or services provided by third parties, certain of which may be provided by MII during a transitional period pursuant to a transition services agreement.

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

Reporting Segments

As of March 31, 2011, we operate in four reportable segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy. Our reportable segments at March 31, 2011, reflect changes we made during the first quarter of 2011in the manner for which our segment operating information is reported for purposes of assessing operating performance and allocating resources. Prior to March 31, 2011, we reported two segments: Power Generation Systems and Government Operations. Our former Power Generation Systems segment has been divided into the Power Generation and Nuclear Energy segments. Our former Government Operations segment has been divided into the Nuclear Operations and Technical Services segments. The change in our reportable segments had no impact on our previously reported consolidated and combined results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this report. Our reportable segments are further described as follows:

•

Our Power Generation segment supplies boilers fired with fossil fuels, such as coal, oil and natural gas, or renewable fuels such as biomass, municipal solid waste and concentrated solar energy. In addition, we supply environmental equipment and components and related services to customers in different regions around the world. This segment owns or leases manufacturing facilities in the U.S., Canada, Denmark, Mexico, China and Scotland. We design, engineer, manufacture, supply, construct and service large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses. This segment is also a technological leader in providing cost-effective and efficient air pollution control solutions. We have successfully developed advanced technologies to control nitrogen oxides, sulfur dioxide, fine particulate mercury, acid gasses and other hazardous air emissions. In addition, our Power Generation segment offers a wide range of construction services through Babcock & Wilcox Construction Company (“BWCC”), a wholly owned subsidiary. Servicing a wide range of industries, BWCC provides total construction services for the entire balance of plant, from large steam generation or environmental equipment projects, to cogeneration and combined cycle installations. This segment also offers a full suite of aftermarket services. Our Power Generation full-scope boiler, environmental and auxiliary equipment retrofits, upgrades and services improve plant performance and efficiency and extend the life of vital steam generating assets.

•

Our Nuclear Operations segment manufactures naval nuclear reactors for the U.S. Department of Energy/National Nuclear Security Administration’s Naval Nuclear Propulsion Program, which in turn supplies them to the U.S. Navy for use in submarines and aircraft carriers. This segment owns and operates manufacturing facilities located in Lynchburg, Virginia; Mount Vernon, Indiana; Euclid, Ohio; Barberton, Ohio; and Erwin, Tennessee. The Barberton and Mount Vernon locations specialize in the design and manufacture of heavy components. These two locations are N-Stamp accredited by the American Society of Mechanical Engineers (“ASME”), making them two of only a few North American suppliers of large, heavy-walled nuclear components and vessels. The Euclid, Ohio facility, which is also ASME N-Stamp certified, fabricates electro-mechanical equipment for the U.S. Government, and performs design, manufacturing, inspection, assembly and testing activities. The Lynchburg, Virginia operations fabricate fuel-bearing precision components that range from a few grams to hundreds of tons. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. Fuel for the naval nuclear reactors is provided by Nuclear Fuel Services, Inc. (“NFS”), one of our wholly owned subsidiaries. Located in Erwin, Tennessee NFS also converts cold war-era government stockpiles of highly enriched uranium into material suitable for further processing into commercial nuclear reactor fuel.

•

Our Technical Services segment provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided to the U.S. Department of Energy (“DOE”), including the National Nuclear Security Administration, (“NNSA”) the Office of Nuclear Energy, the Office of Science, the Department of Defense and the Office of Environmental Management, and through this segment we deliver products and management solutions to nuclear operations and high-consequence manufacturing facilities. This segment also participates in a joint venture with United States Enrichment Corporation (“USEC”), which will provide integrated manufacturing and assembly of centrifuge machines for USEC’s American Centrifuge Plant. A significant portion of this segment’s operations are conducted through joint ventures.

•

Our Nuclear Energy segment supplies commercial nuclear steam generators and components. In addition, this segment is actively designing the modular and scalable B&W mPowerTM reactor. B&W has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. With manufacturing operations in the U.S. and Canada, this segment is the only heavy nuclear component manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers, valves and other auxiliary equipment. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development and metallurgy and materials engineering. Our Nuclear Energy segment also includes power plant construction including a full range of field construction, and management and maintenance services. In addition, this segment offers services for nuclear steam generators and balance of plant equipment, as well as nondestructive examination and tooling/repair solutions for other plant systems and components.

See Note 7 for further information regarding our segments.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated and combined financial statements and the related footnotes included in our 2010 10-K.

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

In the three months ended March 31, 2011, we recorded additional costs totaling approximately $32.7 million, included in cost of operations, to complete certain projects attributable to changes in estimate due to productivity and scheduling issues.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Currency translation adjustments	$44,340	$35,910
Net unrealized gain on investments	425	270
Net unrealized gain on derivative financial instruments	4,261	1,939
Unrecognized losses on benefit obligations	(475,088)	(488,118)

Accumulated other comprehensive loss	$(426,062)	$(449,999)

Inventories

The components of inventories are as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Raw materials and supplies	$71,340	$72,917
Work in progress	7,333	7,541
Finished goods	21,521	20,474

Total inventories	$100,194	$100,932

Restricted Cash and Cash Equivalents

At March 31, 2011, we had restricted cash and cash equivalents totaling approximately $16.8 million, $8.3 million of which was held in restricted foreign accounts, $3.5 million of which was held as cash collateral for letters of credit, $4.0 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets), and $1.0 million of which was held to meet reinsurance reserve requirements of our captive insurer.

Warranty Expense

We accrue estimated expense included in cost of operations on our condensed consolidated and combined statements of income, to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts. In addition, we make specific provisions where we expect the actual warranty costs to significantly exceed the accrued estimates. Such specific provisions could have a material effect on our consolidated financial condition, results of operations and cash flows.

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Balance at beginning of period	$109,588	$115,055
Additions and adjustments	2,619	7,372
Charges	(3,125)	(2,896)

Balance at end of period	$109,082	$119,531

Research and Development

Research and development activities are related to development and improvement of new and existing products and equipment and conceptual engineering evaluation for translation into practical applications. We charge to research and development costs the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Nuclear Energy and Power Generation segments, and include costs related to the development of carbon capture and sequestration technologies and our modular and scalable nuclear reactor, B&W mPowerTM.

Provision for Income taxes

Our effective tax rate for the three months ended March 31, 2011 was approximately 27.73% as compared to 44.02% for the three months ended March 31, 2010. The decrease in our effective tax rate is primarily attributable to increased tax benefits expected from various tax credits and deductions. In addition, we recognized a benefit totaling approximately $2.5 million in March 2011 due to settlements with tax authorities. We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions outside of the U.S. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variances, along with variances in our mix of income from these jurisdictions, contributes to shifts in our effective tax rate.

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the Topic Fair Value Measurement and Disclosures. This revision sets forth new rules on providing enhanced information for Level 3 measurements. On January 1, 2011, we adopted this revision. The adoption of these disclosure provisions did not have an impact on our consolidated financial statements.

In December 2010, the FASB issued a revision to the Topic Intangibles – Goodwill and Other. This revision clarifies issues regarding Step 2 of the goodwill impairment test in instances where the carrying amount of a reporting entity is zero or negative. On January 1, 2011 we adopted this revision. The adoption of these provisions did not have an impact on our consolidated financial statements.

In December 2010, the FASB issued a revision to the Topic Business Combinations. This revision requires disclosure of revenues and earnings for business combinations that have occurred in the current period. Specifically, this revision requires these disclosures for the combined entity as if the business combination had occurred as of the beginning of the comparable prior reporting period. On January 1, 2011, we adopted the provisions of this update. The adoption of these disclosure provisions did not have an impact on our consolidated financial statements.

Other than as described above, there have been no material changes to the recent pronouncements discussed in our 2010 10-K.

NOTE 2 – PENSION PLANS AND POST-RETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits Three Months Ended March 31,		Other Benefits Three Months Ended March 31,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)
Service cost	$10,450	$9,627	$285	$267
Interest cost	34,192	37,342	1,564	1,963
Expected return on plan assets	(36,654)	(35,566)	(436)	(411)
Amortization of prior service cost	926	894	9	18
Amortization of transition obligation	—	—	74	70
Recognized net actuarial loss	19,455	20,098	10	341

Net periodic benefit cost	$28,369	$32,395	$1,506	$2,248

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 10 to the consolidated and combined financial statements in Part II of our 2010 10-K.

Investigations and Litigation

On January 29, 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against B&W PGG, Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc. (together with B&W PGG, the “B&W Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, six additional suits by other parties have been filed in the United States District Court for the Western District of Pennsylvania against the B&W Parties and ARCO. The suits presently involve over 90 claimants alleging, among other things, that they suffered personal injuries and property damage as a result of alleged radioactive and non-radioactive releases relating to the operation, remediation and/or decommissioning of two former nuclear fuel processing facilities located in Apollo and Parks Township, Pennsylvania (collectively, the “Apollo and Parks Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages.

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

In April 2009, B&W PGG settled approximately 245 personal injury and wrongful death claims, as well as approximately 125 property damage claims, alleging injury and damage as a result of alleged releases relating to these two facilities. The aggregate settlement amount for these claims was $52.5 million. In connection with that settlement, the B&W Parties are pursuing recovery from their insurer, American Nuclear Insurers and Mutual Atomic Energy Liability Underwriters, of the amounts paid in settlement of that prior action, in the matter of The Babcock & Wilcox Company et al. v. American Nuclear Insurers et al. (the “ANI Litigation”). The ANI Litigation is pending before the Court of Common Pleas of Allegheny County, Pennsylvania. In April 2011, the matter was moved to the September 2011 trial docket of the Court of Claims, Allegheny County.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity as a component of accumulated other comprehensive loss, until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings. Any ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other expense – net in our condensed consolidated and combined statements of income.

We have designated all of our forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts and certain capital expenditures. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. At March 31, 2011, we had deferred approximately $4.3 million of net gains on these derivative financial instruments in accumulated other comprehensive loss. We expect to recognize substantially all of this amount in the next 12 months.

At March 31, 2011, all of our derivative financial instruments consisted of foreign currency forward-exchange contracts and warrants to purchase common stock. The notional value of our forward contracts totaled $315.8 million at March 31, 2011, with maturities extending to May 2014. These instruments consist primarily of contracts to purchase or sell Canadian Dollars or Danish Kroner. The fair value of these contracts totaled $4.7 million at March 31, 2011, and all of the contracts were Level 2 in nature. The fair value of our warrants totaled $2.3 million at March 31, 2011, and is Level 3 in nature. The value of our forward contracts is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including foreign exchange forward and spot rates, interest rates and counterparty performance risk adjustments. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our foreign currency forward-exchange contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under this facility. The fair value of our warrants was calculated using the Black Scholes option pricing model.

The following tables summarize our derivative financial instruments at March 31, 2011 and December 31, 2010:

	Asset and Liability Derivatives
	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$3,514	$2,625
Other assets	$7,576	$5,360
Accounts payable	$1,364	$1,234
Other liabilities	$816	$201

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts payable	$3,172	$2,793
Other liabilities	$1,038	$811

Stock Warrants:
Other assets	$2,317	$3,296

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain recognized in other comprehensive income	$3,123	$1,226
Income (loss) reclassified from accumulated other comprehensive loss into income: effective portion
Location
Revenues	$1,023	$459
Cost of operations	$(1,022)	$154
Other-net	$—	$331

Gain (loss) recognized in income: portion excluded from effectiveness testing
Location
Other-net	$403	$(1,564)

Derivatives Not Designated as Hedges:
Currency Options:
Gain recognized in income
Location
Other-net	$—	$34
Forward Contracts:
Loss recognized in income
Location
Other-net	$(405)	$—
Stock Warrants:
Loss recognized in income
Location
Other-net	$(979)	$—

NOTE 5 – FAIR VALUE MEASUREMENTS

The following is a summary of our available-for-sale securities measured at fair value at March 31, 2011 (in thousands) (unaudited):

	3/31/11	Level 1	Level 2	Level 3
Mutual funds	$3,502	$—	$3,502	$—
Certificates of deposit	—	—	—	—
U.S. Government and agency securities	71,409	71,409	—	—
Asset-backed securities and collateralized mortgage obligations	582	—	582	—
Corporate notes and bonds	—	—	—	—

Total	$75,493	$71,409	$4,084	$—

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2010 (in thousands):

	12/31/10	Level 1	Level 2	Level 3
Mutual funds	$3,385	$—	$3,385	$—
Certificates of deposit	258	—	258	—
U.S. Government and agency securities	70,046	70,046	—	—
Asset-backed securities and collateralized mortgage obligations	576	—	576	—
Corporate notes and bonds	832	—	832	—

Total	$75,097	$70,046	$5,051	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives

Level 2 derivative assets and liabilities primarily include over-the-counter options and forwards. These currently consist of foreign exchange rate derivatives. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including foreign exchange forward and spot rates, interest rates and counterparty performance risk adjustments. At March 31, 2011, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars and Danish Kroner, with a total notional amount of $315.8 million and a total fair value of $4.7 million.

Level 3 derivative assets include warrants to purchase common stock. The value of the warrants are computed using an option pricing model based on unobservable inputs such as estimated stock price for inactive shares, and observable inputs, including interest rates and volatility. At March 31, 2011, the warrants had a fair value of $2.3 million.

Changes in Level 3 Instruments

The following is a summary of the changes in our Level 3 instruments measured on a recurring basis for the period ended March 31, 2011 (in thousands) (unaudited):

Balance, beginning of the year	$3,296
Total realized and unrealized gains (losses):	—
Included in other income (expense)	(979)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Principal repayments	—

Balance, end of period	$2,317

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments, as follows:

Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair values due to their highly liquid nature.

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at March 31, 2011 and December 31, 2010.

NOTE 6 – STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized for the three months ended March 31, 2011 and 2010 is as follows:

	Compensation Expense	Tax Benefit	Net Impact
	(Unaudited)
	(In thousands)
	Three Months Ended March 31, 2011
Stock options	$905	$(337)	$568
Restricted stock	871	(313)	558
Performance shares	241	(89)	152
Performance and deferred stock units	2,836	(1,063)	1,773

Total	$4,853	$(1,802)	$3,051

	Three Months Ended March 31, 2010
Stock options	$448	$(162)	$286
Restricted stock	551	(202)	349
Performance shares	2,284	(828)	1,456
Performance and deferred stock units	541	(193)	348

Total	$3,824	$(1,385)	$2,439

NOTE 7 – SEGMENT REPORTING

As described in Note 1, our operations are assessed based on four segments. In connection with our segment reporting change we have reclassified historical amounts to conform to our current segment presentation. An analysis of our operations by segment is as follows:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)
REVENUES:
Power Generation	$356,184	$355,944
Nuclear Operations	250,455	234,295
Technical Services	28,360	19,629
Nuclear Energy	65,262	55,965
Adjustments and Eliminations(1)	(8,984)	(3,445)

	$691,277	$662,388

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Power Generation Transfers	$6,358	$622
Nuclear Operations Transfers	1,182	509
Technical Services Transfers	675	755
Nuclear Energy Transfers	769	1,559

	$8,984	$3,445

OPERATING INCOME:
Power Generation	$26,633	$20,703
Nuclear Operations	30,450	24,500
Technical Services	12,142	10,712
Nuclear Energy	(37,478)	(11,402)

	$31,747	$44,513

Unallocated Corporate(1)	(9,846)	(5,767)

Total Operating Income(2)	$21,901	$38,746

Other Income (Expense):
Interest income	459	449
Interest expense	(455)	(5,993)
Other expense – net	(2,994)	(3,090)

Total Other Expense	(2,990)	(8,634)

Income before Provision for Income Taxes	$18,911	$30,112

(1)	Unallocated corporate includes general corporate overhead not allocated to segments.
(2)	Included in operating income is the following:

Gains on Asset Disposals – Net:
Power Generation	$(10)	$1
Nuclear Operations	—	(24)
Technical Services	—	—
Nuclear Energy	—	10

	$(10)	$(13)

Equity in Income of Investees:
Power Generation	$6,010	$4,541
Nuclear Operations	—	—
Technical Services	9,351	9,478
Nuclear Energy	—	—

	$15,361	$14,019

Segment assets based on our current presentation for the periods presented are as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Power Generation	$1,079,284	$1,082,801
Nuclear Operations	708,361	684,090
Technical Services	47,799	40,509
Nuclear Energy	325,205	339,457

Total Segment Assets	2,160,649	2,146,857
Corporate Assets	351,461	353,653

Total Assets	$2,512,110	$2,500,510

NOTE 8 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands, except share and per share amounts)

Basic:

Net income attributable to The Babcock & Wilcox Company	$13,510	$16,843

Weighted average common shares	116,968,275	116,067,535

Basic earnings per common share	$0.12	$0.15

Diluted:

Net income attributable to The Babcock & Wilcox Company	$13,510	$16,843

Weighted average common shares (basic)	116,968,275	116,067,535
Effect of dilutive securities:
Stock options, restricted stock and performance shares	988,970	1,356,272

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	117,957,245	117,423,807

Diluted earnings per common share	$0.11	$0.14

On July 30, 2010, 116,225,732 shares of our common stock were distributed to MII shareholders to complete our spin-off from MII. For comparative purposes, and to provide a more meaningful calculation of weighted average shares, we have assumed this amount to be outstanding as of the beginning of each period presented in our calculation of basic weighted average shares. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at July 30, 2010 were also outstanding at each of the prior periods presented. We have excluded from our diluted share calculation at March 31, 2011, 655,100 shares related to stock options as their effect would have been antidilutive.

NOTE 9 – EQUITY METHOD INVESTMENTS

We have several unconsolidated affiliates that are integral to our operations which are fully described in our 2010 10-K. Below is the summarized income statement information for those equity method investees that are deemed to be significant as of March 31, 2011. These unconsolidated affiliates are included in our Power Generation and Technical Services segments.

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)

Revenues	$313,635	$290,441

Gross profit	$33,166	$24,988

Income before provision for income taxes	$24,507	$19,399
Provision for income taxes	2,026	2,284

Net Income	$22,481	$17,115

The provision for income taxes is based on the tax laws and rates in the countries in which our investee operates. There is no expected relationship between the provision for income taxes and income before provision for income taxes. The taxation regimes vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits. For some of our U.S. investees, U.S. income taxes are the responsibility of the respective owners.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with the unaudited condensed consolidated and combined financial statements and the notes thereto included under Item 1 and the audited consolidated and combined financial statements and the related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2010 (our “2010 10-K”).

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

These forward looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	our business strategy;

•	future levels of revenues, operating margins, income from operations, net income or earnings per share;

•	anticipated levels of demand for our products and services;

•	future levels of capital, environmental or maintenance expenditures;

•	our beliefs regarding the timing and effects on our businesses of certain environmental legislation, rules or regulations;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets and businesses;

•	our ability to maintain surety bonding capacity;

•	our ability to maintain appropriate insurance and indemnities;

•	the potential effects of judicial or other proceedings on our business and businesses, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

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

•

impact of potential regulatory and industry response affecting the timing and cost of future nuclear development as a result of the damage caused by the March 11, 2011 earthquakes and tsunami on certain of Japan’s nuclear facilities;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	the realization of deferred tax assets;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	a determination by the IRS that the spin-off or certain transactions should be treated as a taxable transaction;

•	our different capital structure as an independent company, including our access to capital, credit ratings, debt and ability to raise additional financing;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating businesses we acquire;

•	the risk we might not be successful in updating and replacing current key financial legacy systems with enterprise systems;

•	social, political and economic situations in foreign countries where we do business;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims;

•	our ability to maintain surety bonds, letters of credit and financing;

•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	our ability to successfully develop competitive new technologies and products;

•	the aggregated risks retained in our captive insurance subsidiary; and

•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our subsidiaries.

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report, in Item 1A of this report and in our 2010 10-K. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

GENERAL

As of March 31, 2011, we operate in four segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy. Prior to March 31, 2011, we reported two segments: Power Generation Systems and Government Operations. Our former Power Generation Systems segment has been divided into the Power Generation and Nuclear Energy segments. Our former Government Operations segment has been divided into the Nuclear Operations and Technical Services segments. The change in our reportable segment structure had no impact on our previously reported consolidated and combined results of operations, financial condition or cash flows. For additional information regarding our changes to our segments, see Note 1 to the condensed consolidated and combined financial statements in this report.

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

Accounting for Contracts

As of March 31, 2011, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows.

Power Generation Segment

Our Power Generation segment’s overall activity depends mainly on the capital expenditures of electric power generating companies and other steam-using industries. Several factors influence these expenditures, including:

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

We believe the EPA will revise rules and regulations regarding greenhouse gas limits and other environmental regulations for our U.S. utility customers by late 2011. We expect that our U.S. customers will then increase their expenditures on environmental equipment to bring their operating, coal-fired power plants into compliance with the new emissions limits. We expect that our bookings from new environmental equipment for those existing plants will begin to increase with revenue and operating income to follow normal project cycles. Instead of adding environmental equipment, some of our customers have announced plans to close down their least efficient coal-fired boilers, and, as a result, our potential revenues and operating income from upgrade and retrofit activities from those customers may not materialize.

Our Power Generation segment is expanding into international markets through planned acquisitions and partnering arrangements.

Nuclear Operations Segment

The revenues of our Nuclear Operations segment are largely a function of defense spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, this segment is a significant participant in the defense industry.

Technical Services Segment

The revenues and equity in income of investees of our Technical Services segment are largely a function of spending by the U.S. Government for high-consequence operations at U.S. nuclear weapons sites and national laboratories. With its specialized capabilities of full life-cycle management of special nuclear materials, facilities and technologies, our Technical Services segment participates in the cleanup, operation and management of the nuclear sites and weapons complexes maintained by the U.S. Department of Energy. Revenues from this segment attributable to the American Centrifuge Program, could be impacted by a delay or disapproval of a loan guarantee the United States Enrichment Corporation is seeking from the U.S. Government.

Nuclear Energy Segment

Our Nuclear Energy segment’s overall activity depends mainly on the future demand and competitiveness of nuclear energy. In addition, this segment’s activity is a function of research and development efforts for the B&W mPowerTM reactor and the potential revenues to be generated from the B&W mPowerTM initiative.

The March 2011 earthquakes and tsunami in Japan could slow the pace of global licensing and construction of new or planned nuclear power facilities or negatively impact existing facilities’ efforts to extend their operating licenses. It is too early for us to determine the impacts of these events, if any, on the products and services offered by our Nuclear Energy segment. For more information regarding the potential impact of the events in Japan see Part II, Item 1A. Risk Factors of this report.

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated and combined financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 10-K. There have been no material changes to these policies during the three months ended March 31, 2011, except as disclosed in Note 1 of the notes to condensed consolidated and combined financial statements included in this report.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2011 VS. THREE MONTHS ENDED MARCH 31, 2010

The Babcock & Wilcox Company (Consolidated and Combined)

Revenues increased approximately 4%, or $28.9 million, to $691.3 million in the three months ended March 31, 2011 compared to $662.4 million for the corresponding period in 2010 due to increases in revenues from each of our business segments. Our Technical Services and Nuclear Energy segments experienced a 45% and 17% increase in revenues, respectively, while our Nuclear Operations and Power Generation segments experienced increases of 7% and 0.1%, respectively.

Operating income decreased $16.8 million to $21.9 million in the three months ended March 31, 2011 from $38.7 million for the corresponding period in 2010 due primarily to lower operating income attributable to our Nuclear Energy segment. This decrease was partially offset by increased operating income in our Power Generation, Nuclear Operations and Technical Services segments. In addition, our unallocated corporate expenses increased in the three months ended March 31, 2011 compared to 2010.

Power Generation

Revenues increased approximately 0.1%, or $0.3 million, to $356.2 million in the three months ended March 31, 2011, compared to $355.9 million in the corresponding period of 2010. This increase was primarily attributable to an increase in revenues of $39.4 million from our aftermarket services business primarily driven by increases in our construction service projects and our environmental aftermarket service business. These increases were partially offset by decreases of $31.8 million in our new-build environmental business and $7.8 million in our new-build steam generation systems business. The main driver for these decreases in revenues was a significant decrease in North American orders over the last 15 to 21 months due to decreased electricity demand, lower capital spending by utilities and the increased use by some customers of natural gas for power generation. The uncertainty concerning new environmental legislation or replacement rules or regulations, has caused many of our major customers, principally electric utilities, to delay making substantial capital expenditures for new plants, as well as upgrades to existing power plants. In addition, considerations surrounding greenhouse gas limits under consideration by the U.S. Congress and the U.S. Environmental Protection Agency have delayed the construction of new coal-fired power plants in the United States.

Operating income increased $5.9 million to $26.6 million in the three months ended March 31, 2011 compared to $20.7 million in the corresponding period of 2010. We experienced operating income increases in our new build steam generation systems business totaling $3.3 million, attributable primarily to increases in royalties from international licensees, and in our aftermarket services business of $2.8 million, attributable primarily to improvements in our environmental aftermarket and replacement parts activities. These increases in operating income were partially offset by a decrease in our new build environmental business of $5.1 million, primarily attributable to the decreases in revenues discussed above. We also experienced decreases in research and development costs of $3.5 million. In addition, we experienced increases in income of investees totaling $1.5 million, primarily attributable to improved results in our joint venture in China from increased margins due to contract cost savings.

Nuclear Operations

Revenues increased approximately 7%, or $16.2 million, to $250.5 million in the three months ended March 31, 2011 compared to $234.3 million in the corresponding period of 2010, primarily attributable to increased volumes in the manufacturing of nuclear components for certain U.S. Government programs totaling $13.7 million, and increased volumes at Nuclear Fuel Services, Inc. (“NFS”) totaling $2.3 million. A substantial portion of our NFS operations were in a temporary shutdown during the three months ended March 31, 2010.

Operating income increased $6.0 million to $30.5 million in the three months ended March 31, 2011 compared to $24.5 million in the corresponding period of 2010. Our Nuclear Operations segment experienced strong results from our manufacturing operations which contributed approximately $44.4 million and $43.1 million in operating income for the three months ended March 31, 2011 and 2010 respectively. Our NFS subsidiary experienced an operating loss totaling $4.3 million in the three months ended March 31, 2011, primarily attributable to approximately $11.1 million in cost increases on certain downblending contracts due to productivity and processing issues. These cost increases were partially offset by improvements in productivity on other NFS contracting activities and lower pension plan expense. A substantial portion of our NFS operations were in temporary shut-down mode in the three months ended March 31, 2010. As a result, NFS experienced an operating loss totaling $9.5 million in March of 2010. Our Nuclear Operations segment experienced pension plan expense totaling approximately $8.9 million in the three months ended March 31, 2011 compared to approximately $9.7 million in the corresponding period of 2010.

Technical Services

Revenues increased approximately 45%, or $8.8 million, to $28.4 million in the three months ended March 31, 2011 compared to $19.6 million in the corresponding period of 2010, primarily attributable to increases in scope of work and new contracts related to environmental restoration activities at U.S. government sites. Additionally, we experienced an increase of $2.8 million in revenues related to our specialty manufacturing services performed for the American Centrifuge Program.

Operating income increased $1.4 million to $12.1 million in the three months ended March 31, 2011 compared to $10.7 million in the corresponding period of 2010, primarily attributable to the increases in revenues discussed above. Our equity in income of investees remained relatively unchanged from the corresponding period of 2010 at $9.4 million.

Nuclear Energy

Revenues increased approximately 17%, or $9.3 million, to $65.3 million in the three months ended March 31, 2011 compared to $56.0 million in the corresponding period of 2010. This increase was primarily attributable to increased volume in our nuclear equipment and nuclear projects businesses totaling $23.9 million. This increase in revenues was partially offset by a decrease in revenues attributable to our nuclear services business totaling $14.6 million as several projects have reached substantial completion compared to the same period in the prior year.

Operating income decreased $26.1 million to a loss of $37.5 million in the three months ended March 31, 2011 compared to a loss of $11.4 million in the corresponding period of 2010, primarily attributable to increased costs to complete projects totaling approximately $21.6 million incurred in the three months ended March 31, 2011 attributable to productivity and scheduling issues. We also experienced $6.5 million of increased research and development costs related to our mPower businesses as we continue developing the B&W mPower reactor, our proprietary small modular reactor technology. In addition, we experienced an increase in our selling, general and administrative expenses totaling $2.8 million as we continue to expand our Nuclear Energy segment, and increase our presence in the nuclear energy industry. We also experienced decreases in operating income totaling $2.3 million in our nuclear services business primarily attributable to the decreases in revenues discussed above. These decreases were partially offset by increases in operating income totaling $7.2 million in our nuclear equipment business attributable to the increase in revenues discussed above, and $3.6 million attributable to lower warranty expenses.

Corporate

Unallocated corporate expenses increased $4.0 million to $9.8 million for the three months ended March 31, 2011, as compared to $5.8 million for the corresponding period in 2010, primarily attributable to increased costs associated with becoming a stand-alone public company and higher stock-based compensation expense.

Other Income Statement Items

Interest expense decreased $5.5 million to $0.5 million in the three months ended March 31, 2011, primarily due to interest expense on intercompany borrowings in March 2010. These intercompany loans were forgiven in conjunction with the spin-off.

Provision for Income Taxes

For the three months ended March 31, 2011, our provision for income taxes decreased $8.1 million to $5.2 million, while income before provision for income taxes decreased $11.2 million. Our effective tax rate for the three months ended March 31, 2011 was approximately 27.73% as compared to 44.02% for the three months ended March 31, 2010. The decrease in our effective tax rate is primarily attributable to increased tax benefits expected from various tax credits and deductions. In addition, we recognized a benefit totaling approximately $2.5 million in March 2011 due to settlements with tax authorities. We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions outside of the U.S. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variances, along with variances in our mix of income from these jurisdictions, contributes to shifts in our effective tax rate.

Backlog

Backlog is not a measure recognized by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. We generally include expected revenue in our backlog when we receive written confirmation from our customers. We are subject to the budgetary and appropriation cycle of the U.S. Government as it relates to our Nuclear Operations and Technical Services segments. Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers.

	March 31, 2011	December 31, 2010
	(Unaudited) (In millions)
Power Generation	$1,501	$1,564
Nuclear Operations	2,931	3,152
Technical Services	3	1
Nuclear Energy	472	485

Total Backlog	$4,907	$5,202

We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Power Generation and Technical Services segments.

Of the March 31, 2011 backlog, we expect to recognize revenues as follows:

	2011	2012	Thereafter
	(Unaudited)
	(In approximate millions)
Power Generation	$680	$300	$521
Nuclear Operations	780	800	1,351
Technical Services	1	2	—
Nuclear Energy	135	130	207

Total Backlog	$1,596	$1,232	$2,079

At March 31, 2011, Power Generation backlog with the U.S. Government was $8.2 million, all of which was fully funded.

At March 31, 2011, Nuclear Operations backlog with the U.S. Government was $2.9 billion, of which $342.6 million had not yet been funded.

Liquidity and Capital Resources

Credit Facility

On May 3, 2010, our subsidiary Babcock & Wilcox Investment Company (“BWICO”) entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent. The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $700 million, and the credit facility is scheduled to mature on May 3, 2014. The proceeds of the Credit Agreement are available for working capital needs and other general corporate purposes of our business segments. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $850 million for all revolving loan and letter of credit commitments under the Credit Agreement.

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

The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures. At March 31, 2011, we were in compliance with all of the covenants set forth in the Credit Agreement.

Loans outstanding under the Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 2.50% to 3.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 1.50% to 2.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. The borrower under the Credit Agreement is charged a commitment fee on the unused portions of the Credit Agreement, and that fee varies between 0.375% and 0.625% per year depending on the credit ratings of the Credit Agreement. Additionally, the borrower under the Credit Agreement is charged a letter of credit fee of between 2.50% and 3.50% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. The borrower under the Credit Agreement also pays customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, BWICO paid certain upfront fees to the lenders thereunder, and BWICO paid certain arrangement and other fees to the arrangers and agents of the BWICO Credit Agreement. At March 31, 2011, there were no borrowings outstanding but letters of credit issued under the Credit Agreement totaled $226.7 million. At March 31, 2011, there was $473.3 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. The applicable interest rate at March 31, 2011 under this facility was 4.75% per year.

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

Other Arrangements

At March 31, 2011, Nuclear Fuel Services, Inc., a subsidiary of BWXT, had $1.6 million in letters of credit issued by various commercial banks on its behalf. The obligations to the commercial banks issuing such letters of credit are secured by cash, short-term certificates of deposit and certain real and intangible assets.

Certain foreign subsidiaries of Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”) have credit arrangements with various commercial banks and other financial institutions for the issuance of bank guarantees in association with contracting activity. The aggregate value of all such bank guarantees as of March 31, 2011 was $37.9 million.

B&W and certain of its subsidiaries have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2011, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $148.1 million. Approximately $82.3 million of these bonds are also subject to general agreements of indemnity executed by MII and certain subsidiaries of B&W (including B&W PGG) prior to the spin-off. Any claim successfully asserted against a surety by a bond obligee under a bond issued pursuant to the agreements of indemnity executed prior to our spin-off would likely be recoverable from MII and B&W PGG under such indemnity agreements (and we have agreed to indemnify MII from and against any such recovery from it).

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $98.3 million to $380.2 million at March 31, 2011 from $478.5 million at December 31, 2010, primarily due to cash used in operating activities.

Our working capital increased by $30.8 million to $258.1 million at March 31, 2011 from $227.3 million at December 31, 2010, primarily due to the increase in the net amount of contracts in progress and advance billings on contracts.

Our net cash used in operations was $81.6 million in the three months ended March 31, 2011, compared to $45.5 million for the three months ended March 31, 2010. This increase in cash used was primarily attributable to changes in accounts receivable, prepaid expenses and accrued employee benefits, partially offset by changes in our net contracts in progress and advance billings and current and deferred income taxes.

Our net cash used in investing activities decreased by $0.6 million to $26.0 million in the three months ended March 31, 2011 from $26.6 million in the three months ended March 31, 2010. This decrease in net cash used in investing activities was primarily attributable to acquisitions of $8.2 million in the prior period. This decrease was partially offset by increases in the current period for capital expenditures and additional investments in unconsolidated affiliates.

Our net cash provided by financing activities increased by $4.5 million to $6.3 million in the three months ended March 31, 2011 from $1.8 million for the three months ended March 31, 2010. This increase in net cash provided by financing activities was primarily attributable to cash from the exercise of stock options in 2011.

At March 31, 2011, we had restricted cash and cash equivalents totaling approximately $16.8 million, $8.3 million of which was held in restricted foreign accounts, $3.5 million of which was held as cash collateral for letters of credit, $4.0 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets), and $1.0 million of which was held to meet reinsurance reserve requirements of our captive insurer.

At March 31, 2011, we had investments with a fair value of $75.5 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss.

See Note 1 to our unaudited condensed consolidated and combined financial statements included in this report for information on new and recently adopted accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2010 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 3 to our unaudited condensed consolidated and combined financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

In addition to the risk factors below and the other information in this report, the other factors presented in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2010 are some of the factors that could materially affect our business, financial condition or future results.

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

Our nuclear operations are subject to various safety-related requirements imposed by the U.S. Government, the DOE and the NRC. In the event of non-compliance, these agencies might increase regulatory oversight, impose fines or shut down our operations, depending upon the assessment of the severity of the situation. Revised security and safety requirements promulgated by these agencies could necessitate substantial capital and other expenditures. In December 2009, we temporarily suspended certain of the operations of NFS in consultation with the NRC following the occurrence of two separate incidents that we reported to the NRC in late 2009. The production operations and highly enriched uranium downblending facility are now fully operational. We expect to bring the commercial development line back on line during the third quarter of 2011. That line represented less than 0.5% of our combined revenues in 2009. The impact of the shutdown on operating income was approximately $10.0 million in the twelve months ended December 31, 2010. There can be no assurance that we will not have to suspend our operations in the future to implement additional changes to enhance our safety controls and processes in order to comply with applicable laws and regulations.

In addition, as a result of the recent earthquake, tsunami and nuclear incidents in Japan, specifically the Fukushima-Daiichi nuclear power generation facilities, we expect increased regulatory oversight in the U.S. and internationally, which could have a material adverse affect on the future prospects of the nuclear industry and us.

Recent events in Japan have caused uncertainty in the commercial nuclear industry that may have an adverse impact on our current and/or prospective nuclear businesses.

As a result of the recent earthquake, tsunami and nuclear incidents in Japan, specifically the Fukushima-Daiichi nuclear power generation facilities, it may be more difficult in the U.S. and internationally for political, regulatory, public relations and other reasons for our customers to continue operating or construct new nuclear power generation facilities. This uncertainty could adversely affect the demand for nuclear power and our business and prospects in the nuclear power generation industry. We currently have and are actively pursuing commercial nuclear projects, portions of which are included in our backlog ($472 million as of March 31, 2011). While we have not experienced any delays in current or proposed nuclear projects to date, there can be no assurance that the uncertainty in the nuclear industry will not lead to delays in or cancellations to these or other projects, which may have a material adverse affect on our future revenues and earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended March 31, 2011, all of which involved repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
February 1, 2011-February 28, 2011	661	$29.66	not applicable	not applicable
March 1, 2011 – March 31, 2011	159,343	$34.59	not applicable	not applicable

Total	160,004	$34.57	not applicable	not applicable

Item 5. Other Information

Coal Mine Safety

We own an interest in and manage and operate Ebensburg Power Company, an independent power company that produces alternative electrical energy. Through one of our subsidiaries, Revloc Reclamation Service, Inc., Ebensburg Power Company operates multiple coal refuse sites in Western Pennsylvania (collectively, the “Revloc Sites”). At the Revloc Sites, Ebensburg Power Company utilizes coal refuse from abandoned surface mine lands to produce energy. Beyond converting the coal refuse to energy, Ebensburg Power Company is also taking steps to reclaim the former surface mine lands to make the land and streams more attractive for wildlife and human uses.

The Revloc Sites are subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Safety Act”). Pursuant to Section 1503 of the Dodd-Frank Act, we are providing certain safety information regarding the Revloc Sites.

During the quarter ended March 31, 2011, we did not receive any citation or order from the MSHA involving the Revloc Sites relating to:

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

In June 2010, the Revloc Sites received one citation for a “significant and substantial” violation under Section 104(a) of the Mine Safety Act regarding the failure to provide a berm or guard along the bank of an elevated roadway. We received the proposed assessment from MSHA relating to this citation totaling $285 and have taken action to remedy the condition giving rise to the violation. This citation is pending before the Federal Mine Safety and Health Review Commission. As of March 31, 2011, we had no other matters pending before the Federal Mine Safety and Health Review Commission.

In addition, during the quarter ended March 31, 2011, there were no mining-related fatalities at the Revloc Sites and we did not receive any written notice from MSHA involving the Revloc Sites of a pattern of violations, or the potential to have such a pattern, of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal mine health or safety hazards under Section  104(e) of the Mine Safety Act.

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

Exhibit 4.1* - Amendment No. 1 to Credit Agreement, dated as of March 17, 2011, entered into by and among The Babcock & Wilcox Company, certain lenders executing the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 17, 2011 (File No. 1-34658)).

Exhibit 10.1* - 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (as Amended & Restated February 22, 2011) (incorporated by reference to Appendix A to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

Exhibit 10.2* - The Babcock & Wilcox Company Executive Incentive Compensation Plan (as Amended & Restated February 22, 2011) (incorporated by reference to Appendix B to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

Exhibit 10.3* - Form of Separation Agreement between Babcock & Wilcox Investment Company and Winfred D. Nash (incorporated by reference to The Babcock & Wilcox Company’s Current Report on Form 8-K dated February 22, 2011 (File No. 1-34658)).

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
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized
Representative)

May 9, 2011

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.1*	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2*	Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

4.1*	Amendment No. 1 to Credit Agreement, dated as of March 17, 2011, entered into by and among The Babcock & Wilcox Company, certain lenders executing the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 17, 2011 (File No. 1-34658)).

10.1*	2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (as Amended & Restated February 22, 2011) (incorporated by reference to Appendix A to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.2*	The Babcock & Wilcox Company Executive Incentive Compensation Plan (as Amended & Restated February 22, 2011) (incorporated by reference to Appendix B to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.3*	Form of Separation Agreement between Babcock & Wilcox Investment Company and Winfred D. Nash (incorporated by reference to The Babcock & Wilcox Company’s Current Report on Form 8-K dated February 22, 2011 (File No. 1-34658)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.