Form 10-Q
period 2011-06-30
Babcock & Wilcox Co
filed 2011-08-08
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding at July 29, 2011 was 117,775,177

THE BABCOCK & WILCOX COMPANY

INDEX - FORM 10 - Q

PART I

THE BABCOCK & WILCOX COMPANY

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated and Combined Financial Statements

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$258,371	$391,142
Restricted cash and cash equivalents	21,706	12,267
Investments	27,228	234
Accounts receivable – trade, net	353,796	289,374
Accounts receivable – other	75,500	64,231
Contracts in progress	273,713	225,448
Inventories	105,072	100,932
Deferred income taxes	97,175	90,620
Other current assets	77,339	34,868

Total Current Assets	1,289,900	1,209,116

Property, Plant and Equipment	996,737	968,712
Less accumulated depreciation	579,821	550,400

Net Property, Plant and Equipment	416,916	418,312

Investments	65,576	74,863

Goodwill	272,108	269,424

Deferred Income Taxes	195,988	236,504

Investments in Unconsolidated Affiliates	155,220	100,811

Other Assets	182,707	191,480

TOTAL	$2,578,415	$2,500,510

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current maturities of long-term debt	$3,376	$4,790
Accounts payable	199,432	185,240
Accrued employee benefits	245,798	235,856
Accrued liabilities – other	81,255	71,242
Advance billings on contracts	409,683	369,644
Accrued warranty expense	101,315	109,588
Income taxes payable	3,003	5,467

Total Current Liabilities	1,043,862	981,827

Long-Term Debt	810	855

Accumulated Postretirement Benefit Obligation	83,562	84,100

Environmental Liabilities	45,715	40,889

Pension Liability	481,445	579,000

Other Liabilities	91,256	100,314

Commitments and Contingencies (Note 3)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 117,981,315 and 116,963,664 shares at June 30, 2011 and December 31, 2010, respectively	1,180	1,170
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	1,091,485	1,067,414
Retained earnings	156,390	96,671
Treasury stock at cost, 272,895 and 101,649 shares at June 30, 2011 and December 31, 2010, respectively	(8,264)	(2,397)
Accumulated other comprehensive loss	(409,858)	(449,999)

Stockholders’ Equity – The Babcock & Wilcox Company	830,933	712,859
Noncontrolling interest	832	666

Total Stockholders’ Equity	831,765	713,525

TOTAL	$2,578,415	$2,500,510

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues	$752,352	$688,496	$1,443,629	$1,350,884

Costs and Expenses:
Cost of operations	587,741	502,143	1,152,547	1,030,035
Research and development costs	22,568	16,226	39,876	33,285
Losses on asset disposals – net	89	61	79	48
Selling, general and administrative expenses	97,078	101,846	199,711	194,569

Total Costs and Expenses	707,476	620,276	1,392,213	1,257,937

Equity in Income of Investees	18,381	17,435	33,742	31,454

Operating Income	63,257	85,655	85,158	124,401

Other Income (Expense):
Interest income	305	261	764	710
Interest expense	(1,297)	(4,676)	(1,752)	(10,669)
Other – net	4,425	(3,945)	1,431	(7,035)

Total Other Income (Expense)	3,433	(8,360)	443	(16,994)

Income before Provision for Income Taxes	66,690	77,295	85,601	107,407
Provision for Income Taxes	20,349	29,583	25,593	42,839

Net Income	46,341	47,712	60,008	64,568

Less: Net Income Attributable to Noncontrolling Interest	(132)	(72)	(289)	(85)

Net Income Attributable to The Babcock & Wilcox Company	$46,209	$47,640	$59,719	$64,483

Earnings per Common Share:
Basic:
Net Income Attributable to The Babcock & Wilcox Company	$0.39	$0.41	$0.51	$0.56
Diluted:
Net Income Attributable to The Babcock & Wilcox Company	$0.39	$0.41	$0.51	$0.55

Shares used in the computation of earnings per share (Note 8):
Basic	117,502,610	116,067,535	117,235,443	116,067,535
Diluted	118,353,937	117,423,807	118,155,592	117,423,807

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
Net Income	$46,341	$47,712	$60,008	$64,568
Other Comprehensive Income:
Currency translation adjustments:
Foreign currency translation adjustments	2,412	(8,233)	10,878	(7,505)
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	372	(1,989)	2,624	(1,042)
Realized gains on derivative financial instruments	344	1,302	414	1,911
Amortization of benefit plan costs	13,079	13,647	26,109	27,276
Unrealized gains on investments:
Unrealized gains arising during the period	6	41	159	57
Realized gains (losses) recognized during the period	2	(1)	4	114

Other Comprehensive Income	16,215	4,767	40,188	20,811

Total Comprehensive Income	62,556	52,479	100,196	85,379

Comprehensive Income Attributable to Noncontrolling Interest	(143)	(60)	(336)	(76)

Comprehensive Income Attributable to The Babcock & Wilcox Company	$62,413	$52,419	$99,860	$85,303

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Capital In		Other			Non-	Total
	Common Stock		Excess of	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Stock	Equity	Interest	Equity
		(In thousands, except share amounts)
Balance December 31, 2010	116,963,664	$1,170	$1,067,414	$96,671	$(449,999)	$(2,397)	$712,859	$666	$713,525
Net income	—	—	—	59,719	—	—	59,719	289	60,008
Amortization of benefit plan costs	—	—	—	—	26,109	—	26,109	—	26,109
Unrealized gain on investments	—	—	—	—	163	—	163	—	163
Translation adjustments	—	—	—	—	10,831	—	10,831	47	10,878
Unrealized gain on derivatives	—	—	—	—	3,038	—	3,038	—	3,038
Exercise of stock options	329,826	3	8,405	—	—	—	8,408	—	8,408
Contributions to thrift plan	196,562	2	5,976	—	—	—	5,978	—	5,978
Shares placed in treasury	—	—	—	—	—	(5,867)	(5,867)	—	(5,867)
Stock-based compensation charges	491,263	5	9,690	—	—	—	9,695	—	9,695
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(170)	(170)

Balance June 30, 2011 (unaudited)	117,981,315	$1,180	$1,091,485	$156,390	$(409,858)	$(8,264)	$830,933	$832	$831,765

THE BABCOCK & WILCOX COMPANY

CONDENSED COMBINED STATEMENT OF PARENT EQUITY

	Accumulated
	Other		Non-	Total
	Comprehensive	Parent	Controlling	Parent
	Loss	Equity	Interest	Equity
	(In thousands)
Balance December 31, 2009	$(546,574)	$666,777	$503	$120,706
Net income	—	64,483	85	64,568
Amortization of benefit plan costs	27,276	—	—	27,276
Unrealized gain on investments	171	—	—	171
Foreign currency translation adjustments	(7,496)	—	(9)	(7,505)
Unrealized gain on derivatives	869	—	—	869
Dividend paid	—	(100,000)	—	(100,000)
Net transactions with Parent	93,300	389,045	—	482,345
Distributions to noncontrolling interests	—	—	(78)	(78)
Stock-based compensation charges	—	(3,247)	—	(3,247)

Balance June 30, 2010 (unaudited)	$(432,454)	$1,017,058	$501	$585,105

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$60,008	$64,568
Non-cash items included in net income:
Depreciation and amortization	37,775	33,397
Income of investees, net of dividends	(16,689)	(16,831)
Loss on asset disposals – net	79	48
Amortization of pension and postretirement costs	41,021	42,866
Excess tax benefits from stock-based compensation	(4,356)	(2,295)
Other, net	922	(13,405)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(72,281)	(10,070)
Net contracts in progress and advance billings on contracts	(11,497)	(141,405)
Accounts payable	15,941	41,080
Inventories	(2,908)	6,973
Current and deferred income taxes	36,605	(326)
Accrued and other current liabilities	3,305	(280)
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(90,249)	(64,353)
Prepaid expenses	(42,305)	(26,637)
Other, net	(7,016)	30,100

NET CASH USED IN OPERATING ACTIVITIES	(51,645)	(56,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash and cash equivalents	(9,439)	(3,891)
Purchases of property, plant and equipment	(32,195)	(31,686)
Acquisition of businesses, net of cash acquired	—	(30,598)
Purchases of available-for-sale securities	(88,746)	(123,052)
Sales and maturities of available-for-sale securities	71,211	127,052
Decrease in note receivable from affiliate	—	43,277
Investments in equity and cost method investees	(35,467)	600
Proceeds from asset disposals	714	243

NET CASH USED IN INVESTING ACTIVITIES	(93,922)	(18,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	(1,600)	(1,729)
Payment of debt issuance costs	(82)	(9,865)
Dividend paid to McDermott International, Inc.	—	(100,000)
Increase in notes payable to affiliates	—	(43,386)
Excess tax benefits from stock-based compensation	4,356	2,295
Exercise of stock options	4,052	—
Distributions to noncontrolling interests	(170)	(78)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,556	(152,763)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	6,240	(1,733)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(132,771)	(229,121)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	391,142	469,468

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$258,371	$240,347

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$1,730	$1,912
Income taxes (net of refunds)	$32,407	$15,218

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

JUNE 30, 2011

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

The Babcock & Wilcox Company (“B&W”) was a wholly owned subsidiary of McDermott International, Inc., a Panamanian corporation (“MII”), until July 30, 2010 when MII distributed 100% of our outstanding common stock to the MII shareholders. On and prior to July 30, 2010, our financial position, operating results and cash flows consisted of The Babcock & Wilcox Operations of McDermott International, Inc. (“BWO”), which represented a combined reporting entity as discussed in our 2010 10-K. On our condensed consolidated and combined statements of income and cash flows the three and six months ended June 30, 2011 represent the consolidated results of B&W, while the three and six months ended June 30, 2010 consist entirely of the combined results of BWO.

Certain corporate and general and administrative expenses incurred before the spin-off, including those related to executive management, investor relations, tax, accounting, legal and treasury services, and certain employee benefits, have been allocated based on a level of effort calculation. Our management believes such allocations are reasonable. However, the associated expenses reflected in the accompanying condensed consolidated and combined statements of income may not be indicative of the actual expenses that would have been incurred for the three and six months ended June 30, 2010 had the combined businesses been operating as an independent public company for that period presented. Since the spin-off from MII, B&W has been performing these functions using internal resources or services provided by third parties, a few of which may be provided by MII during a transitional period pursuant to a transition services agreement.

We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures.” We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at June 30, 2011 and for the three and six months ended June 30, 2011. We present the notes to our condensed consolidated and combined financial statements on the basis of continuing operations, unless otherwise stated.

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

Reporting Segments

We operate in four reportable segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy. Prior to March 31, 2011, we reported two segments: Power Generation Systems and Government Operations. Our former Power Generation Systems segment has been divided into the Power Generation and Nuclear Energy segments. Our former Government Operations segment has been divided into the Nuclear Operations and Technical Services segments. The change in our reportable segments had no impact on our previously reported consolidated and combined results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this report. Our reportable segments are further described as follows:

•

Our Power Generation segment supplies boilers fired with fossil fuels, such as coal, oil and natural gas, or renewable fuels such as biomass, municipal solid waste and concentrated solar energy. In addition, we supply environmental equipment and components and related services to customers in different regions around the world. This segment owns or leases manufacturing facilities in the U.S., Canada, Denmark, Mexico, China and Scotland. We design, engineer, manufacture, supply, construct and service large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses. This segment is also a technological leader in providing cost-effective and efficient air pollution control solutions. We have successfully developed advanced technologies to control nitrogen oxides, sulfur dioxide, fine particulate mercury, acid gasses and other hazardous air emissions. In addition, our Power Generation segment offers a wide range of construction services through Babcock & Wilcox Construction Co., Inc. (“BWCC”), a wholly owned subsidiary. Servicing a wide range of industries, BWCC provides total construction services for the entire balance of plant, from large steam generation or environmental equipment projects, to cogeneration and combined cycle installations. This segment also offers a full suite of aftermarket services. Our Power Generation full-scope boiler, environmental and auxiliary equipment retrofits, upgrades and services improve plant performance and efficiency and extend the life of vital steam generating assets.

•

Our Nuclear Operations segment manufactures naval nuclear reactors for the U.S. Department of Energy (“DOE”)/National Nuclear Security Administration’s (“NNSA”) Naval Nuclear Propulsion Program, which in turn supplies them to the U.S. Navy for use in submarines and aircraft carriers. This segment owns and operates manufacturing facilities located in Lynchburg, Virginia; Mount Vernon, Indiana; Euclid, Ohio; Barberton, Ohio; and Erwin, Tennessee. The Barberton and Mount Vernon locations specialize in the design and manufacture of heavy components. These two locations are N-Stamp accredited by the American Society of Mechanical Engineers (“ASME”), making them two of only a few North American suppliers of large, heavy-walled nuclear components and vessels. The Euclid, Ohio facility, which is also ASME N-Stamp certified, fabricates electro-mechanical equipment for the U.S. Government, and performs design, manufacturing, inspection, assembly and testing activities. The Lynchburg, Virginia operations fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. Fuel for the naval nuclear reactors is provided by Nuclear Fuel Services, Inc. (“NFS”), one of our wholly owned subsidiaries. Located in Erwin, Tennessee, NFS also converts cold war-era government stockpiles of highly enriched uranium into material suitable for further processing into commercial nuclear reactor fuel.

•

Our Technical Services segment provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided to the DOE, including the NNSA, the Office of Nuclear Energy, the Office of Science, the Department of Defense and the Office of Environmental Management, and through this segment we deliver products and management solutions to nuclear operations and high-consequence manufacturing facilities. This segment also participates in a joint venture with United States Enrichment Corporation (“USEC”), which will provide integrated manufacturing and assembly of centrifuge machines for USEC’s American Centrifuge Plant. A significant portion of this segment’s operations are conducted through joint ventures.

•

Our Nuclear Energy segment supplies commercial nuclear steam generators and components. In addition, this segment is actively designing the modular and scalable B&W mPowerTM reactor. B&W has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. With manufacturing operations in the U.S. and Canada, this segment is the only heavy nuclear component manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers, valves and other auxiliary equipment. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development and metallurgy and materials engineering. Our Nuclear Energy segment also provides power plant construction, including a full range of field construction, and management and maintenance services. In addition, this segment offers services for nuclear steam generators and balance of plant equipment, as well as nondestructive examination and tooling/repair solutions for other plant systems and components.

See Note 7 for further information regarding our segments.

Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated and combined financial statements and the related footnotes included in our 2010 10-K.

Contracts and Revenue Recognition

We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours or a cost-to-cost method, as applicable to the product or activity involved. Under this method, we recognize estimated contract revenue and resulting income based on costs incurred to date as a percentage of total estimated costs. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. We include revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in contracts in progress. We include in advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. Approximately 70% of our unbilled revenues relate to contracts with the U.S. Government, while the remaining unbilled contract revenue relates to high credit quality commercial customers. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

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

In the three and six months ended June 30, 2011, we recorded additional costs totaling approximately $26.0 million (all in our Nuclear Energy segment) and $58.7 million ($11.1 million in our Nuclear Operations segment and $47.6 million in our Nuclear Energy segment), respectively, to complete certain projects attributable to changes in estimate due to productivity and scheduling issues.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Currency translation adjustments	$46,741	$35,910
Net unrealized gain on investments	433	270
Net unrealized gain on derivative financial instruments	4,977	1,939
Unrecognized losses on benefit obligations	(462,009)	(488,118)

Accumulated other comprehensive loss	$(409,858)	$(449,999)

Comprehensive income for the period ended June 30, 2010 included a $93.3 million distribution to the parent related to pension liabilities transferred in connection with the separation from B&W. This error in presentation has been corrected to remove this distribution from other comprehensive income in the condensed consolidated and combined statement of comprehensive income for the three and six months periods ended June 30, 2010 included herein.

Inventories

The components of inventories are as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Raw materials and supplies	$69,188	$72,917
Work in progress	9,384	7,541
Finished goods	26,500	20,474

Total inventories	$105,072	$100,932

Restricted Cash and Cash Equivalents

At June 30, 2011, we had restricted cash and cash equivalents totaling approximately $25.7 million, $6.8 million of which was held in restricted foreign accounts, $3.4 million of which was held as cash collateral for letters of credit, $4.0 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets), and $11.5 million of which was held to meet reinsurance reserve requirements of our captive insurer.

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

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands)
Balance at beginning of period	$109,588	$115,055
Additions and adjustments	1,564	4,291
Charges	(9,837)	(4,566)

Balance at end of period	$101,315	$114,780

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

Provision for Income taxes

Our effective tax rate for the three months ended June 30, 2011 was approximately 30.5% as compared to 38.3% for the three months ended June 30, 2010. Our effective tax rate for the six months ended June 30, 2011 was approximately 29.9% as compared to 39.9% for the six months ended June 30, 2010. These decreases in our effective tax rate for the three and six months ended June 30, 2011, were primarily attributable to increased tax benefits expected from various tax credits and deductions, and recognition of a benefit totaling approximately $3.8 million attributable to changes in uncertain tax positions. In the six months ended June 30, 2011, we also recognized a benefit totaling approximately $2.5 million attributable to settlements with tax authorities. We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions outside of the U.S. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued a revision to the topic Comprehensive Income. This revision requires that comprehensive income be presented either in a single continuous statement or in two separate but consecutive statements. In the two-statement approach, the first statement would present the components of net income consistent with the statement of income format currently utilized and the second statement would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. There are no changes to the components that must be reported in other comprehensive income or when a component of other comprehensive income must be reclassified to net income. This revision, which is effective for us in 2012, will have no impact on our consolidated financial statements because our current method for reporting comprehensive income complies with this revision.

In May 2011, the FASB issued a revision to the topic Fair Value Measurement. This revision reflects joint efforts by the FASB and International Accounting Standards Board to develop a converged fair value framework on how to measure fair value and what fair value measurement disclosures to provide. This revision will be effective for us in 2012, in both interim and annual periods. We do not expect the adoption of this revision to have a material impact on our consolidated financial statements.

Other than as described above, there have been no material changes to the recent pronouncements discussed in our 2010 10-K.

NOTE 2 – PENSION PLANS AND POST-RETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(Unaudited)
	(In thousands)
Service cost	$10,457	$9,654	$20,907	$19,281	$286	$267	$571	$534
Interest cost	34,243	37,282	68,435	74,624	1,158	1,965	2,722	3,928
Expected return on plan assets	(36,739)	(35,607)	(73,393)	(71,173)	(524)	(412)	(960)	(823)
Amortization of prior service cost	936	899	1,862	1,793	8	19	17	37
Amortization of transition obligation	—	—	—	—	77	71	151	141
Recognized net actuarial loss	19,663	20,115	39,118	40,213	(137)	341	(127)	682

Net periodic benefit cost	$28,560	$32,343	$56,929	$64,738	$868	$2,251	$2,374	$4,499

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 10 to the consolidated and combined financial statements in Part II of our 2010 10-K.

Investigations and Litigation

In June 2011, approximately 18 plaintiffs filed a lawsuit styled as a “class action” in the U.S. District Court for the Eastern District of Tennessee against B&W, Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Technical Services Group, Inc. (“B&W TSG”), NOG-Erwin Holdings, Inc. and others relating to the operation of the NFS facility in Erwin, Tennessee. The plaintiffs seek compensatory and punitive damages alleging personal injuries and property damage resulting from exposure to radiation and hazardous materials released from the facility. We intend to vigorously defend this matter, which is in its initial stage. No discovery has been conducted and no trial date has been set. We are in the process of evaluating insurance and Price Anderson indemnity coverage for this matter and believe that we have coverage for the claims of the nature currently asserted in this matter. The ultimate outcome of these proceedings is uncertain and an adverse ruling, should coverage not be available, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

On January 29, 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against B&W PGG, B&W TSG, formerly known as B&W Nuclear Environmental Services, Inc. (together with B&W PGG, the “B&W Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, seven additional suits by other parties have been filed in the United States District Court for the Western District of Pennsylvania against the B&W Parties and ARCO. The suits presently involve over approximately 95 claimants alleging, among other things, personal injuries and property damage as a result of alleged radioactive and non-radioactive releases relating to the operation, remediation and/or decommissioning of two former nuclear fuel processing facilities located in Apollo and Parks Township, Pennsylvania (collectively, the “Apollo and Parks Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages. In June 2011, plaintiffs in seven of the cases filed a motion to consolidate the cases. A hearing on the Plaintiffs’ motion was heard August 5, 2011 although no ruling has yet been issued.

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

Other

In the three months ended June 30, 2011, we recorded a settlement with the sellers of NFS related to conditions in existence at the acquisition date. We collected approximately $10.9 million in cash, and recognized this amount in cost of operations on our condensed consolidated and combined statements of income.

On June 30, 2011, Babcock & Wilcox Investment Company (“BWICO”), a wholly owned subsidiary of B&W, Toshiba America Nuclear Energy Corporation, (“Toshiba”) and USEC Inc. (“USEC”) entered into a standstill agreement to provide a limited additional period of time to obtain a conditional commitment from the U.S. Department of Energy for a $2 billion loan guarantee to build the American Centrifuge uranium enrichment plant in Piketon, Ohio. Under the Securities and Purchase Agreement dated May 25, 2010, BWICO, Toshiba and USEC each had the right to terminate its obligations under the agreement if the $50 million second phase of the strategic investment by Toshiba and BWICO did not close by June 30, 2011. Under the standstill agreement, each of USEC, Toshiba and BWICO agreed not to exercise its right to terminate the Securities Purchase Agreement prior to August 15, 2011.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

Our global operations give rise to exposure to market risks from changes in foreign currency exchange rates. We use derivative financial instruments, primarily foreign currency forward-exchange contracts, to reduce the impact of changes in foreign exchange rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts that are denominated in currencies other than our operating entities’ functional currencies.

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity as a component of accumulated other comprehensive loss, until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings. Any ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other – net in our condensed consolidated and combined statements of income.

We have designated all of our forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. At June 30, 2011, we had deferred approximately $5.0 million of net gains on these derivative financial instruments in accumulated other comprehensive loss. We expect to recognize substantially this entire amount in the next 12 months.

At June 30, 2011, all of our derivative financial instruments consisted of foreign currency forward-exchange contracts and warrants to purchase common stock. The notional value of our forward contracts totaled $361.2 million at June 30, 2011, with maturities extending to November 2014. These instruments consist primarily of contracts to purchase or sell Canadian Dollars or Danish Kroner. The fair value of these contracts totaled $9.2 million at June 30, 2011, and all of the contracts were Level 2 in nature. The fair value of our warrants totaled $3.5 million at June 30, 2011, and is Level 3 in nature. The value of our forward contracts is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including foreign exchange forward and spot rates, interest rates and counterparty performance risk adjustments. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our foreign currency forward-exchange contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under this facility. The fair value of our warrants was calculated using the Black Scholes option pricing model.

The following tables summarize our derivative financial instruments at June 30, 2011 and December 31, 2010:

	Asset and Liability Derivatives
	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$4,767	$2,625
Other assets	$8,470	$5,360
Accounts payable	$1,285	$1,234
Other liabilities	$462	$201
Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts payable	$1,895	$2,793
Other liabilities	$411	$811
Stock Warrants:
Other assets	$3,543	$3,296

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain (loss) recognized in other comprehensive income	$546	$(2,878)	$3,669	$(1,652)
Income (loss) reclassified from accumulated other comprehensive loss into income: effective portion
Location
Revenues	$1,340	$1,126	$2,363	$1,585
Cost of operations	$(613)	$(115)	$(1,635)	$39
Other-net	$(286)	$972	$(286)	$1,303
Gain (loss) recognized in income: portion excluded from effectiveness testing
Location
Other-net	$1,585	$(445)	$1,988	$(2,009)
Derivatives Not Designated as Hedges:
Forward Contracts:
Loss recognized in income
Location
Other-net	$1,904	$—	$1,499	$—
Stock Warrants:
Income recognized
Location
Other-net	$1,226	$—	$247	$—

NOTE 5 – FAIR VALUE MEASUREMENTS

The following is a summary of our available-for-sale securities measured at fair value at June 30, 2011 (in thousands) (unaudited):

	6/30/11	Level 1	Level 2	Level 3
Mutual funds	$3,523	$—	$3,523	$—
Certificates of deposit	—	—	—	—
U.S. Government and agency securities	76,767	76,767	—	—
Asset-backed securities and collateralized mortgage obligations	525	—	525	—
Corporate notes and bonds	11,989	—	11,989	—

Total	$92,804	$76,767	$16,037	$—

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2010 (in thousands):

	12/31/10	Level 1	Level 2	Level 3
Mutual funds	$3,385	$—	$3,385	$—
Certificates of deposit	258	—	258	—
U.S. Government and agency securities	70,046	70,046	—	—
Asset-backed securities and collateralized mortgage obligations	576	—	576	—
Corporate notes and bonds	832	—	832	—

Total	$75,097	$70,046	$5,051	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives

Level 2 derivative assets and liabilities primarily include over-the-counter options and forwards. These currently consist of foreign exchange rate derivatives. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including foreign exchange forward and spot rates, interest rates and counterparty performance risk adjustments. At June 30, 2011, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars and Danish Kroner, with a total notional amount of $361.2 million and a total fair value of $9.2 million.

Level 3 derivative assets include warrants to purchase common stock. The value of the warrants are computed using an option pricing model based on unobservable inputs such as estimated stock price for inactive shares, and observable inputs, including interest rates and volatility. At June 30, 2011, the warrants had a fair value of $3.5 million.

The following is a summary of the changes in our Level 3 instruments measured on a recurring basis for the period ended June 30, 2011 (in thousands) (unaudited):

Balance, beginning of the year	$3,296
Total realized and unrealized gains (losses):	—
Included in other income (expense)	247
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Principal repayments	—

Balance, end of period	$3,543

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

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at June 30, 2011 and December 31, 2010.

NOTE 6 – STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized for the three and six months ended June 30, 2011 and 2010 is as follows:

	Compensation	Tax	Net
	Expense	Benefit	Impact
	(Unaudited)
	(In thousands)
	Three Months Ended June 30, 2011
Stock options	$1,151	$(423)	$728
Restricted stock	577	(204)	373
Performance shares	714	(266)	448
Performance and deferred stock units	2,400	(872)	1,528

Total	$4,842	$(1,765)	$3,077

	Three Months Ended June 30, 2010
Stock options	$681	$(252)	$429
Restricted stock	516	(190)	326
Performance shares	1,066	(387)	679
Performance and deferred stock units	2,396	(881)	1,515

Total	$4,659	$(1,710)	$2,949

	Six Months Ended June 30, 2011
Stock options	$2,056	$(760)	$1,296
Restricted stock	1,448	(517)	931
Performance shares	955	(355)	600
Performance and deferred stock units	5,236	(1,935)	3,301

Total	$9,695	$(3,567)	$6,128

	Six Months Ended June 30, 2010
Stock options	$1,129	$(414)	$715
Restricted stock	1,067	(392)	675
Performance shares	3,350	(1,215)	2,135
Performance and deferred stock units	2,937	(1,074)	1,863

Total	$8,483	$(3,095)	$5,388

NOTE 7 – SEGMENT REPORTING

As described in Note 1, our operations are assessed based on four segments. An analysis of our operations by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)
REVENUES:
Power Generation	$388,643	$369,320	$744,827	$725,264
Nuclear Operations	272,625	246,923	523,080	481,218
Technical Services	30,668	20,920	59,028	40,549
Nuclear Energy	93,877	57,747	159,139	113,712
Adjustments and Eliminations(1)	(33,461)	(6,414)	(42,445)	(9,859)

	$752,352	$688,496	$1,443,629	$1,350,884

(1) Segment revenues are net of the following intersegment transfers and other adjustments:

Power Generation Transfers	$27,142	$1,657	$33,500	$2,279
Nuclear Operations Transfers	1,526	1,145	2,708	1,654
Technical Services Transfers	575	564	1,250	1,319
Nuclear Energy Transfers	4,218	3,048	4,987	4,607

	$33,461	$6,414	$42,445	$9,859

OPERATING INCOME:
Power Generation	$28,098	$42,115	$54,731	$62,818
Nuclear Operations	59,289	40,680	89,739	65,180
Technical Services	14,466	12,604	26,608	23,316
Nuclear Energy	(33,342)	(2,281)	(70,820)	(13,683)

	$68,511	$93,118	$100,258	$137,631

Unallocated Corporate(1)	(5,254)	(7,463)	(15,100)	(13,230)

Total Operating Income(2)	$63,257	$85,655	$85,158	$124,401

Other Income (Expense):
Interest income	305	261	764	710
Interest expense	(1,297)	(4,676)	(1,752)	(10,669)
Other – net	4,425	(3,945)	1,431	(7,035)

Total Other Income (Expense)	3,433	(8,360)	443	(16,994)

Income before Provision for Income Taxes	$66,690	$77,295	$85,601	$107,407

(1) Unallocated corporate includes general corporate overhead not allocated to segments.
(2) Included in operating income is the following:

Gains (Losses) on Asset Disposals – Net:
Power Generation	$(82)	$(49)	$(72)	$(50)
Nuclear Operations	—	6	—	30
Technical Services	—	—	—	—
Nuclear Energy	(7)	(18)	(7)	(28)

	$(89)	$(61)	$(79)	$(48)

Equity in Income of Investees:
Power Generation	$6,030	$7,459	$12,040	$12,000
Nuclear Operations	—	—	—	—
Technical Services	12,351	9,976	21,702	19,454
Nuclear Energy	—	—	—	—

	$18,381	$17,435	$33,742	$31,454

Segment assets based on our current presentation for the periods presented are as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Power Generation	$1,087,649	$1,082,801
Nuclear Operations	722,086	684,090
Technical Services	78,907	40,509
Nuclear Energy	346,029	339,457

Total Segment Assets	2,234,671	2,146,857
Corporate Assets	343,744	353,653

Total Assets	$2,578,415	$2,500,510

NOTE 8 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except share and per share amounts)
Basic:
Net income attributable to The Babcock & Wilcox Company	$46,209	$47,640	$59,719	$64,483

Weighted average common shares	117,502,610	116,067,535	117,235,443	116,067,535

Basic earnings per common share	$0.39	$0.41	$0.51	$0.56
Diluted:
Net income attributable to The Babcock & Wilcox Company	$46,209	$47,640	$59,719	$64,483

Weighted average common shares (basic)	117,502,610	116,067,535	117,235,443	116,067,535
Effect of dilutive securities:
Stock options, restricted stock and performance shares	851,327	1,356,272	920,149	1,356,272

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	118,353,937	117,423,807	118,155,592	117,423,807

Diluted earnings per common share	$0.39	$0.41	$0.51	$0.55

On July 30, 2010, 116,225,732 shares of our common stock were distributed to MII shareholders to complete our spin-off from MII. For comparative purposes, and to provide a more meaningful calculation of weighted average shares, we have assumed this amount to be outstanding as of the beginning of each of the prior periods presented in our calculation of basic weighted average shares. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at July 30, 2010 were also outstanding at each of the prior periods presented. We have excluded from our diluted share calculation at June 30, 2011, 637,064 shares related to stock options as their effect would have been antidilutive.

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

In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean The Babcock & Wilcox Company (“B&W”) and its consolidated and combined subsidiaries.

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to avail ourselves of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

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

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	the realization of deferred tax assets;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	a determination by the IRS that the spin-off or certain transactions should be treated as a taxable transaction;

•	our different capital structure as an independent company, including our access to capital, credit ratings, debt and ability to raise additional financing;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating businesses we acquire;

•	our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches;

•	social, political and economic situations in foreign countries where we do business;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims;

•	our ability to maintain surety bonds, letters of credit and financing;

•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	our ability to successfully develop competitive new technologies and products;

•	the aggregated risks retained in our captive insurance subsidiary; and

•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our subsidiaries.

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

Accounting for Contracts

As of June 30, 2011, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows.

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

On July 7, 2011, the EPA released its final rules for cross-state air pollution rule, formerly referred to as the Clean Air Transport Rules (CATR), with a compliance period beginning January 1, 2012. Additionally, the comment period for the draft mercury and air toxics rules, or Utility Maximum Achievable Control Technology standards (Utility MACT) ended August 4, 2011. Under court order, the EPA has a deadline of November 16, 2011 to finalize the Utility MACT rules. We believe the timeframe for EPA regulation continues to move forward and is expected to result in a significant market for environmental remediation design, engineering, equipment supply and installation over the next several years.

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

Technical Services Segment

The revenues and equity in income of investees of our Technical Services segment are largely a function of spending by the U.S. Government for high-consequence operations at U.S. nuclear weapons sites and national laboratories. With its specialized capabilities of full life-cycle management of special nuclear materials, facilities and technologies, our Technical Services segment participates in the cleanup, operation and management of the nuclear sites and weapons complexes maintained by the U.S. Department of Energy (“DOE”). Revenues from this segment attributable to the American Centrifuge Program could be impacted by a delay or disapproval of a loan guarantee the United States Enrichment Corporation is seeking from the U.S. Government. On June 30, 2011, Babcock & Wilcox Investment Company (“BWICO”), Toshiba America Nuclear Energy Corporation, (“Toshiba”) and USEC Inc. (“USEC”) entered into a standstill agreement to provide a limited additional period of time to obtain a conditional commitment from the DOE for a $2 billion loan guarantee to build the American Centrifuge uranium enrichment plant in Piketon, Ohio. Under the Securities and Purchase Agreement dated May 25, 2010, BWICO, Toshiba and USEC each had the right to terminate its obligations under the agreement if the $50 million second phase of the strategic investment by Toshiba and BWICO did not close by June 30, 2011. Under the standstill agreement, each of USEC, Toshiba and BWICO agreed not to exercise its right to terminate the Securities Purchase Agreement prior to August 15, 2011.

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

In July, the United States Nuclear Regulatory Commission (“NRC”) issued its report: “Recommendations for Enhancing Reactor Safety in the 21st Century: The Near-Term Task Force Review of Insights from the Fukishima Dai-Ichi Accident.” While the Task Force concluded that the fleet of 104 plants in the U.S. is deemed safe for continued operation, it recommended changes in NRC’s regulatory framework. The Commission’s disposition of the Task Force recommendations expected in the next several months will determine the extent of new requirements and the commensurate cost burden to the industry. For more information regarding the potential impact of the events in Japan see Part II, Item 1A. Risk Factors of this report.

During the three and six months ended June 30, 2011, this segment recorded provisions for loss contracts totaling $26.0 million and $47.6 million respectively, included in cost of operations, for one of its projects. As this project shifted from the demolition phase to reconstruction late in the second quarter of 2011, a series of unexpected conditions resulting in schedule extensions and incremental estimated costs to complete occurred leading to these loss provisions. There are no offsetting claims or equitable adjustments included in these loss provisions. Claims and equitable adjustments that are currently in process are significant in value and may be realized in the future although there is no guarantee that we will be successful.

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated and combined financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 10-K. There have been no material changes to these policies during the six months ended June 30, 2011, except as disclosed in Note 1 of the notes to condensed consolidated and combined financial statements included in this report.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2011 VS. THREE MONTHS ENDED JUNE 30, 2010

The Babcock & Wilcox Company (Consolidated and Combined)

Revenues increased 9.3%, or $63.9 million, to $752.4 million in the three months ended June 30, 2011 compared to $688.5 million in the corresponding period of 2010, due to increases in revenues in each of our business segments.

Operating income decreased $22.4 million to $63.3 million in the three months ended June 30, 2011 from $85.7 million in the corresponding period of 2010. The operating income of our Nuclear Energy and Power Generation segments decreased $31.0 million and $14.0 million, respectively, in the second quarter of 2011, as compared to the second quarter of 2010. The operating income of our Nuclear Operations and Technical Services segments increased by $18.6 million and $1.9 million, respectively, in the three months ended June 30, 2011 compared to the corresponding period of 2010. In addition, we also experienced lower unallocated corporate expenses totaling $2.2 million in the three months ended June 30, 2011 compared to the corresponding period of 2010.

Power Generation

Revenues increased 5.2%, or $19.3 million, to $388.6 million in the three months ended June 30, 2011, compared to $369.3 million in the corresponding period of 2010, primarily attributable to increases of $59.9 million in our aftermarket services business. The main driver for this increase in revenues was a significant increase in North American construction activity on retrofit service projects in order to maintain reliability of operating units. The increase in aftermarket services business was partially offset by decreases in revenues of $32.5 million in our new build environmental business and $9.1 million in our new build steam generation systems business. The main driver for these decreases in revenues was a significant decrease in North American orders over the last 18 to 24 months due to decreased electricity demand, lower capital spending by utilities and the increased use by some customers of natural gas for power generation. The uncertainty concerning new environmental legislation or replacement rules or regulations has caused many of our major customers, principally electric utilities, to delay making substantial capital expenditures for new plants, as well as upgrades to existing power plants. In addition, considerations surrounding greenhouse gas limits under consideration by the U.S. Congress and the EPA have delayed the construction of new coal-fired power plants in the United States.

Operating income decreased $14.0 million to $28.1 million in the three months ended June 30, 2011 compared to $42.1 million in the corresponding period of 2010, primarily attributable to decreases in our new build environmental business totaling $11.7 million, and our new build steam generation systems business totaling $5.1 million. These decreases are primarily attributable to the decreases in revenues discussed above, and the completion and closeout of several projects in the three months ended June 30, 2010. These decreases were partially offset by an increase in our aftermarket services business of $1.1 million, primarily attributable to the increases in revenues discussed above. In addition, we experienced a decrease in our selling, general and administrative expenses totaling approximately $3.0 million primarily due to higher expenses in 2010 associated with our acquisition of the electrostatic precipitator aftermarket and emissions monitoring business units of GE Energy, and reduced expenses attributable to cost saving programs. These decreases were partially offset by increased expenses in 2011 associated with bidding activity on environmental and other new business opportunities. We also experienced a decrease in equity in income of investees totaling $1.4 million in the three months ended June 30, 2011, primarily attributable to the benefit of material cost savings in our joint venture in China for the corresponding period of 2010.

Nuclear Operations

Revenues increased 10.4%, or $25.7 million, to $272.6 million in the three months ended June 30, 2011 compared to $246.9 million in the corresponding period of 2010, primarily attributable to increased volumes in the manufacturing of nuclear components for certain U.S. Government programs totaling $10.3 million and increased volumes at Nuclear Fuel Services, Inc. (“NFS”) totaling $15.4 million. Our NFS operation was partially shut-down during the three months ended June 30, 2010.

Operating income increased $18.6 million to $59.3 million in the three months ended June 30, 2011 from $40.7 million in the corresponding period of 2010. Our manufacturing operations contributed $44.4 million to operating income for the three months ended June 30, 2011 resulting in a $2.4 million increase compared to the corresponding period of 2010. This increase relates to improved productivity and increased volumes for the manufacturing of naval nuclear reactor components. Our NFS subsidiary generated operating income of $14.9 million in the three months ended June 30, 2011 compared to an operating loss of $1.3 million for the three months ended June 30, 2010. NFS has completed work on one of its downblending contracts which contributed to losses NFS incurred in the first quarter of 2011. Included in our NFS subsidiary’s operating income for the three months ended June 30, 2011 is $10.9 million resulting from a favorable settlement with the previous owner of NFS. NFS was partially shut-down during the three months ended June 30, 2010, contributing to the operating loss for that period.

Technical Services

Revenues increased 46.9%, or $9.8 million, to $30.7 million in the three months ended June 30, 2011 compared to $20.9 million for the corresponding period of 2010, primarily attributable to increased work scope on our B&W Shaw Remediation contracts totaling $3.5 million, transition support for new contract awards in Ohio and Kentucky totaling $3.7 million and restructuring of our specialty manufacturing work scope totaling $2.4 million.

Operating income increased $1.9 million to $14.5 million in the three months ended June 30, 2011 compared to $12.6 million for the corresponding period of 2010, primarily attributable to an increase in equity in income of investees totaling $2.4 million in the three months ended June 30, 2011, due to fees earned at three of our government sites and new government contract awards in 2011. In addition, we experienced increases in operating income totaling $1.2 million attributable to our specialty manufacturing operations. These increases were partially offset by increased operating expenses totaling $0.6 million, increases in research and development expenses totaling $0.5 million and a decrease in royalties totaling $0.7 million.

Nuclear Energy

Revenues increased 62.7%, or $36.2 million, to $93.9 million in the three months ended June 30, 2011 compared to $57.7 million in the corresponding period of 2010, primarily attributable to increased volume in our nuclear equipment and nuclear projects businesses totaling $39.3 million. This increase was partially offset by a decrease in revenues attributable to our nuclear services business totaling $3.9 million as several projects have reached substantial completion compared to the same period in the prior year.

Operating income decreased $31.0 million to a loss of $33.3 million in the three months ended June 30, 2011 compared to a loss of $2.3 million in the corresponding period of 2010, primarily attributable to increased estimated costs to complete projects totaling approximately $26.0 million incurred in the three months ended June 30, 2011 attributable to productivity, scheduling and execution issues. We also experienced $5.5 million of increased research and development costs as we continue developing the B&W mPowerTM reactor, our proprietary small modular reactor technology. We also experienced decreases in operating income totaling $3.9 million in our nuclear services business primarily attributable to the decreases in revenues discussed above. These decreases were offset by increases in operating income totaling $5.6 million in our nuclear equipment business attributable to the increase in revenues discussed above.

Corporate

Unallocated corporate expenses decreased $2.2 million to $5.3 million in the three months ended June 30, 2011, as compared to $7.5 million for the corresponding period in 2010, primarily attributable to lower expenses associated with information technology activities in the three months ended June 30, 2011 compared to the corresponding period of 2010.

Other Income Statement Items

Interest expense decreased $3.4 million to $1.3 million in the three months ended June 30, 2011, primarily due to a decrease in interest expense attributable to forgiveness of our intercompany borrowings in existence prior to the spin-off.

Other - net increased by $8.3 million to income of $4.4 million in the three months ended June 30, 2011 from expense of $3.9 million for the corresponding period of 2010 primarily due to currency exchange gains recognized in the three months ended June 30, 2011 compared to losses incurred in the second quarter of 2010, and income in 2011 attributable to dividends and increased value of our stock warrants associated with our USEC investment.

Provision for Income Taxes

For the three months ended June 30, 2011, our provision for income taxes decreased $9.3 million to $20.3 million, while income before provision for income taxes decreased $10.6 million. Our effective tax rate for the three months ended June 30, 2011 was approximately 30.5% as compared to 38.3% for the three months ended June 30, 2010. The decrease in our effective tax rate is primarily attributable to increased tax benefits expected from various tax credits and deductions. In addition, we recognized a benefit totaling approximately $3.8 million in June 2011 attributable to changes in uncertain tax positions. We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions outside of the U.S. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2011 VS. SIX MONTHS ENDED JUNE 30, 2010

The Babcock & Wilcox Company (Consolidated and Combined)

Revenues increased 6.9%, or $92.7 million, to $1,443.6 million in the six months ended June 30, 2011, compared to $1,350.9 million in the corresponding period of 2010 due to increases in revenues in each of our business segments.

Operating income decreased $39.2 million to $85.2 million in the six months ended June 30, 2011 from $124.4 million in the corresponding period of 2010, primarily as a result of $58.7 million of cost increases on a nuclear project ($47.6 million) and certain NFS downblending contracts $11.1 million) attributable to changes in estimates due to productivity, scheduling and execution issues. The operating income of our Nuclear Energy and Power Generation segments decreased $57.1 million and $8.1 million, respectively, in the six months ended June 30, 2011, as compared to the corresponding period of 2010. The operating income of our Nuclear Operations and Technical Services segments increased by $24.5 million and $3.3 million, respectively, in the six months ended June 30, 2011 compared to the corresponding period of 2010. In addition, we also experienced higher unallocated corporate expenses totaling $1.9 million in the six months ended June 30, 2011 compared to the corresponding period of 2010.

Power Generation

Revenues increased 2.7%, or $19.5 million, to $744.8 million in the six months ended June 30, 2011, compared to $725.3 million in the corresponding period of 2010, primarily attributable to increases of $99.1 million in our aftermarket services business. The main driver for this increase in revenues was a significant increase in North American construction activity on retrofit service projects in order to maintain reliability of operating units. This increase was offset by decreases in revenues of $64.3 million in our new build environmental business and $16.6 million in our new build steam generation systems business. The main driver for these decreases in revenues was a significant decrease in North American orders over the last 18 to 24 months due to decreased electricity demand, lower capital spending by utilities and the increased use by some customers of natural gas for power generation. The uncertainty concerning new environmental legislation or replacement rules or regulations, has caused many of our major customers, principally electric utilities, to delay making substantial capital expenditures for new plants, as well as upgrades to existing power plants. In addition, considerations surrounding greenhouse gas limits under consideration by the U.S. Congress and the Environmental Protection Agency have delayed the construction of new coal-fired power plants in the United States.

Operating income decreased $8.1 million to $54.7 million in the six months ended June 30, 2011 compared to $62.8 million in the corresponding period of 2010. We experienced decreases in our new build environmental business totaling $16.7 million and in our new build steam generation systems business totaling $2.1 million. These decreases in operating income are primarily attributable to the decrease in revenues discussed above, and the completion and closeout of several projects in the six months ended June 30, 2010. These decreases were partially offset by increases in our aftermarket services business of $5.0 million, primarily attributable to the increases in revenues discussed above. In addition, we experienced a decrease in our selling, general and administrative expenses totaling $1.1 million primarily due to higher expenses in 2010 associated with our acquisition of the electrostatic precipitator aftermarket and emissions monitoring business units of GE Energy and reduced expenses attributable to cost saving programs. These decreases were partially offset by increased expenses in 2011 associated with bidding activity on environmental and other new business opportunities. We also experienced a decrease in research and development costs of $5.4 million in the six months ended June 30, 2011 compared to the corresponding period of 2010, primarily attributable to timing.

Nuclear Operations

Revenues increased 8.7%, or $41.9 million, to $523.1 million in the six months ended June 30, 2011 compared to $481.2 million in the corresponding period of 2010, primarily attributable to increased volumes in the manufacturing of nuclear components for certain U.S. Government programs totaling $24.2 million, and increased volumes at NFS totaling $17.7 million. A substantial portion of our NFS operation was in a temporary shut-down during the six months ended June 30, 2010.

Operating income increased $24.5 million to $89.7 million in the six months ended June 30, 2011 from $65.2 million in the corresponding period of 2010. Our manufacturing operations contributed $79.2 million to operating income for the six months ended June 30, 2011 resulting in a $3.3 million increase compared to the corresponding period of 2010. This increase relates to improved productivity and increased volumes for the manufacturing of naval nuclear reactor components. Our NFS subsidiary generated operating income of $10.5 million in the six months ended June 30, 2011 compared to an operating loss of $10.8 million for the six months ended June 30, 2010. NFS has completed work on one of its downblending contracts which contributed to losses NFS incurred in the first quarter of 2011. Included in our NFS subsidiary’s operating income for the six months ended June 30, 2011 is $10.9 million resulting from a settlement with the previous owner of NFS. NFS was substantially shut-down during the six months ended June 30, 2010, contributing to the operating loss for that period.

Technical Services

Revenues increased 45.7%, or $18.5 million, to $59.0 million in the six months ended June 30, 2011 compared to $40.5 million for the corresponding period of 2010, primarily attributable to increased specialty manufacturing scope at our Clinch River facility totaling $5.3 million, increased scope on our B&W Shaw Remediation contracts totaling $6.6 million, new awards at Paducah, Kentucky totaling $3.7 million and transition support with new awards in Piketon, Ohio and Lexington, Kentucky totaling $5.2 million.

Operating income increased $3.3 million to $26.6 million in the six months ended June 30, 2011 compared to $23.3 million for the corresponding period of 2010, primarily attributable to an increase in equity in income of investees totaling $2.2 million due to higher fees at one of our government sites in Tennessee totaling $1.6 million and two new contract awards in Ohio and Kentucky totaling $1.4 million. In addition, we experienced increases in operating income attributable to increased scope and margins in specialty manufacturing activities totaling $2.0 million, increased scope on our Bettis contracts totaling $0.9 million and new award and transition support for new awards totaling $1.0 million. These increases were partially offset by decreased work scope on our government contract in South Carolina totaling $1.6 million and increase in selling and marketing expenses totaling approximately $1.0 million.

Nuclear Energy

Revenues increased 39.9%, or $45.4 million, to $159.1 million in the six months ended June 30, 2011 compared to $113.7 million in the corresponding period of 2010, primarily attributable to increased volume in our nuclear equipment and nuclear projects businesses totaling $63.2 million. This increase was partially offset by a decrease in revenues attributable to our nuclear services business totaling $18.5 million as several projects have reached substantial completion compared to the same period in the prior year.

Operating income decreased $57.1 million to a loss of $70.8 million in the six months ended June 30, 2011 compared to a loss of $13.7 million in the corresponding period of 2010, primarily attributable to increased costs to complete projects totaling approximately $47.6 million incurred in the six months ended June 30, 2011 attributable to productivity, scheduling and execution issues. We also experienced $11.6 million of increased research and development costs related to our B&W mPowerTM businesses as we continue developing the B&W mPowerTM reactor, our proprietary small modular reactor technology. In addition, we experienced an increase in our selling, general and administrative expenses totaling $4.0 million as we continue to expand our Nuclear Energy segment and increase our presence in the nuclear energy industry. We also experienced decreases in operating income totaling $7.4 million in our nuclear services business primarily attributable to the decreases in revenues discussed above. These decreases were partially offset by increases in operating income totaling $9.6 million in our nuclear equipment business attributable to the increase in revenues discussed above and $3.8 million attributable to lower warranty expenses.

Corporate

Unallocated corporate expenses increased $1.9 million to $15.1 million in the six months ended June 30, 2011, as compared to $13.2 million for the corresponding period in 2010, primarily attributable to increased costs associated with becoming a stand-alone public company, partially offset by lower expenses associated with information technology activities.

Other Income Statement Items

Interest expense decreased $8.9 million to $1.8 million in the six months ended June 30, 2011 primarily due to a decrease in interest expense attributable to intercompany borrowings in the corresponding period in 2010 that were in existence prior to the spin-off.

Other - net increased by $8.4 million to income of $1.4 million in the six months ended June 30, 2011 from expense of $7.0 million for the corresponding period of 2010 primarily due to higher currency exchange losses recognized in 2010, and income in 2011 attributable to dividends and increased value of our stock warrants associated with our USEC investment.

Provision for Income Taxes

For the six months ended June 30, 2011, our provision for income taxes decreased $17.2 million to $25.6 million, while income before provision for income taxes decreased $21.8 million. Our effective tax rate for the six months ended June 30, 2011 was approximately 29.9% as compared to 39.9% for the six months ended June 30, 2010. The decrease in our effective tax rate is primarily attributable to increased tax benefits expected from various tax credits and deductions. In addition, in the six months ended June 30, 2011, we recognized a benefit totaling approximately $3.8 million attributable to changes in uncertain tax positions and a $2.5 million benefit attributable to settlements with tax authorities. We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions outside of the U.S. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

Backlog

Backlog is not a measure recognized by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. We generally include expected revenue in our backlog when we receive written confirmation from our customers. We are subject to the budgetary and appropriation cycle of the U.S. Government as it relates to our Nuclear Operations and Technical Services segments. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by customers.

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In millions)
Power Generation	$1,455	$1,564
Nuclear Operations	2,694	3,152
Technical Services	13	1
Nuclear Energy	468	485

Total Backlog	$4,630	$5,202

We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Power Generation and Technical Services segments.

Of the June 30, 2011 backlog, we expect to recognize revenues as follows:

	2011	2012	Thereafter	Total
	(Unaudited)
	(In approximate millions)
Power Generation	$500	$383	$572	$1,455
Nuclear Operations	525	845	1,324	2,694
Technical Services	13	—	—	13
Nuclear Energy	110	140	218	468

Total Backlog	$1,148	$1,368	$2,114	$4,630

At June 30, 2011, Power Generation backlog with the U.S. Government was $5.7 million, all of which was fully funded.

At June 30, 2011, Nuclear Operations backlog with the U.S. Government was $2.7 billion, which was substantially fully funded.

At June 30, 2011, Technical Services backlog with the U.S. Government was $12.8 million, all of which was fully funded.

Liquidity and Capital Resources

Credit Facility

On May 3, 2010, our subsidiary BWICO entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers and Bank of America, N.A., as administrative agent. The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $700 million and the credit facility is scheduled to mature on May 3, 2014. The proceeds of the Credit Agreement are available for working capital needs and other general corporate purposes of our business segments. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $850 million for all revolving loan and letter of credit commitments under the Credit Agreement.

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

The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures. At June 30, 2011, we were in compliance with all of the covenants set forth in the Credit Agreement.

Loans outstanding under the Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 2.50% to 3.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 1.50% to 2.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. The borrower under the Credit Agreement is charged a commitment fee on the unused portions of the Credit Agreement and that fee varies between 0.375% and 0.625% per year depending on the credit ratings of the Credit Agreement. Additionally, the borrower under the Credit Agreement is charged a letter of credit fee of between 2.50% and 3.50% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. The borrower under the Credit Agreement also pays customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, BWICO paid certain upfront fees to the lenders thereunder, and BWICO paid certain arrangement and other fees to the arrangers and agents of the BWICO Credit Agreement. At June 30, 2011, there were no borrowings outstanding but letters of credit issued under the Credit Agreement totaled $193.8 million. At June 30, 2011, there was $506.2 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. The applicable interest rate at June 30, 2011 under this facility was 4.75% per year.

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

Other Arrangements

At June 30, 2011, NFS had a letter of credit issued by a commercial bank on its behalf in the amount of $0.6 million. The obligation to the commercial bank issuing such letter of credit is secured by certain collateral arrangements.

Certain foreign subsidiaries of Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”) have credit arrangements with various commercial banks and other financial institutions for the issuance of bank guarantees in association with contracting activity. The aggregate value of all such bank guarantees as of June 30, 2011 was $36.8 million.

B&W and certain of its subsidiaries have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of June 30, 2011, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $295.4 million. Approximately $82.3 million of these bonds are also subject to general agreements of indemnity executed by MII and certain subsidiaries of B&W (including B&W PGG) prior to the spin-off. Any claim successfully asserted against a surety by a bond obligee under a bond issued pursuant to the agreements of indemnity executed prior to our spin-off would likely be recoverable from MII and B&W PGG under such indemnity agreements and we have agreed to indemnify MII from and against any such recovery from it.

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $105.6 million to $372.9 million at June 30, 2011 from $478.5 million at December 31, 2010 primarily due to cash used in investing and operating activities.

Our working capital increased by $18.7 million to $246.0 million at June 30, 2011 from $227.3 million at December 31, 2010, primarily due to increases in accounts receivable, the net amount of contracts in progress and advance billings on contracts and prepaid expenses, partially offset by a net decrease in cash and short-term investments.

Our net cash used in operations was $51.6 million in the six months ended June 30, 2011, compared to $56.6 million for the six months ended June 30, 2010. This decrease in cash used was primarily attributable to changes in our net contracts in progress and advance billings and current and deferred income taxes, partially offset by changes in accounts receivable, accounts payable, prepaid expenses and accrued employee benefits.

Our net cash used in investing activities increased by $75.8 million to $93.9 million in the six months ended June 30, 2011 from $18.1 million in the six months ended June 30, 2010. This increase in net cash used in investing activities was primarily attributable to additional investments in unconsolidated affiliates in the current period and cash received in the prior period for settlement of a note receivable.

Our net cash provided by financing activities increased by $159.4 million to cash provided by financing activities of $6.6 million in the six months ended June 30, 2011 from $152.8 million used in financing activities for the six months ended June 30, 2010. This increase in net cash provided by financing activities was primarily attributable to payments in the prior period of a dividend and settlement of a note payable.

At June 30, 2011, we had restricted cash and cash equivalents totaling approximately $25.7 million, $6.8 million of which was held in restricted foreign accounts, $3.4 million of which was held as cash collateral for letters of credit, $4.0 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets) and $11.5 million of which was held to meet reinsurance reserve requirements of our captive insurer.

At June 30, 2011, we had investments with a fair value of $92.8 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss.

See Note 1 to our unaudited condensed consolidated and combined financial statements included in this report for information on new and recently adopted accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2010 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our nuclear operations are subject to various safety-related requirements imposed by the U.S. Government, the DOE and the NRC. In the event of non-compliance, these agencies might increase regulatory oversight, impose fines or shut down our operations, depending upon the assessment of the severity of the situation. Revised security and safety requirements promulgated by these agencies could necessitate substantial capital and other expenditures. In December 2009, we temporarily suspended certain of the operations of NFS in consultation with the NRC following the occurrence of two separate incidents that we reported to the NRC in late 2009. The production operations and highly enriched uranium downblending facility are now fully operational. We have been released by the NRC to re-start the commercial development line which we expect to bring back on-line during the third quarter of 2011. That line represented less than 0.5% of our combined revenues in 2009. The impact of the shutdown on operating income was approximately $10.0 million in the twelve months ended December 31, 2010. There can be no assurance that we will not have to suspend our operations in the future to implement additional changes to enhance our safety controls and processes in order to comply with applicable laws and regulations.

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

As a result of the recent earthquake, tsunami and nuclear incidents in Japan, specifically the Fukushima-Daiichi nuclear power generation facilities, it may be more difficult in the U.S. and internationally for political, regulatory, public relations and other reasons for our customers to continue operating or construct new nuclear power generation facilities. This uncertainty could adversely affect the demand for nuclear power and our business and prospects in the nuclear power generation industry. We currently have and are actively pursuing commercial nuclear projects, portions of which are included in our backlog ($468 million as of June 30, 2011). While we have not experienced any delays in current or proposed nuclear projects to date, there can be no assurance that the uncertainty in the nuclear industry will not lead to delays in or cancellations to these or other projects, which may have a material adverse affect on our future revenues and earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended June 30, 2011, all of which involved repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2011 – April 30, 2011	7,444	$33.43	not applicable	not applicable
May 1, 2011 – May 31, 2011	1,550	$28.17	not applicable	not applicable
June 1, 2011 – June 30, 2011	1,786	$23.76	not applicable	not applicable

Total	10,780	$31.07	not applicable	not applicable

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

During the quarter ended June 30, 2011, we did not receive any citation or order from the MSHA involving the Revloc Sites relating to:

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

In June 2010, the Revloc Sites received one citation for a “significant and substantial” violation under Section 104(a) of the Mine Safety Act regarding the failure to provide a berm or guard along the bank of an elevated roadway. We received the proposed assessment from MSHA relating to this citation totaling $285 and have taken action to remedy the condition giving rise to the violation. This citation was revised in settlement with the Federal Mine Safety and Health Review Commission resulting in reduction in the assessment to $100 and the dropping of the “significant and substantial” seriousness of the violation. As of June 30, 2011, we had no other matters pending before the Federal Mine Safety and Health Review Commission.

In addition, during the quarter ended June 30, 2011, there were no mining-related fatalities at the Revloc Sites and we did not receive any written notice from MSHA involving the Revloc Sites of a pattern of violations, or the potential to have such a pattern, of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal mine health or safety hazards under Section 104(e) of the Mine Safety Act.

Item 6. Exhibits

Exhibit 2.1* - Master Separation Agreement, dated as of July 2, 2010, between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

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

Exhibit 10.1*+ - Separation Agreement, dated April 1, 2011, between Babcock & Wilcox Investment Company and Winfred D. Nash (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated February 22, 2011 (File No. 1-34658)).

Exhibit 10.2*+ - Consulting Agreement, dated as of June 29, 2011, between The Babcock & Wilcox Company and Michael S. Taff (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 29, 2011 (File No. 1-34658)).

Exhibit 10.3 - Standstill Agreement, dated as of June 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

Exhibit 32.1 - Section 1350 certification of Chief Executive Officer.

Exhibit 32.2 - Section 1350 certification of Chief Financial Officer.

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Extension Schema Document

101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB - XBRL Taxonomy Extension Label Linkbase Document

101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.
+	Management or compensatory contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BABCOCK & WILCOX COMPANY

By:	/s/ MICHAEL S. TAFF
Michael S. Taff
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Representative)

By:	/s/ DAVID S. BLACK
David S. Black
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)

August 8, 2011

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Master Separation Agreement, dated as of July 2, 2010, between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.1*	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2*	Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.1*+	Separation Agreement, dated April 1, 2011, between Babcock & Wilcox Investment Company and Winfred D. Nash (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated February 22, 2011 (File No. 1-34658)).

10.2*+	Consulting Agreement, dated as of June 29, 2011, between The Babcock & Wilcox Company and Michael S. Taff (incorporated by reference to E$xhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 29, 2011 (File No. 1-34658)).

10.3	Standstill Agreement, dated as of June 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.
+	Management or compensatory contract.