Form 10-Q
period 2011-09-30
Babcock & Wilcox Co
filed 2011-11-07
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s common stock outstanding at October 31, 2011 was 117,983,783

THE BABCOCK & WILCOX COMPANY

INDEX—FORM 10-Q

PART I

THE BABCOCK & WILCOX COMPANY

FINANCIAL INFORMATION

Item 1. Condensed Consolidated and Combined Financial Statements

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Current Assets:
Cash and cash equivalents	$261,583	$391,142
Restricted cash and cash equivalents	44,719	12,267
Investments	39,774	234
Accounts receivable—trade, net	345,013	289,374
Accounts receivable—other	71,904	64,231
Contracts in progress	294,677	225,448
Inventories	108,271	100,932
Deferred income taxes	109,190	90,620
Other current assets	54,325	34,868

Total Current Assets	1,329,456	1,209,116

Property, Plant and Equipment	994,625	968,712
Less accumulated depreciation	586,404	550,400

Net Property, Plant and Equipment	408,221	418,312

Investments	16,325	74,863

Goodwill	269,892	269,424

Deferred Income Taxes	169,492	236,504

Investments in Unconsolidated Affiliates	166,443	100,811

Other Assets	185,388	191,480

TOTAL	$2,545,217	$2,500,510

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$4,631	$4,790
Accounts payable	213,462	185,240
Accrued employee benefits	235,063	235,856
Accrued liabilities—other	67,646	71,242
Advance billings on contracts	410,144	369,644
Accrued warranty expense	94,541	109,588
Income taxes payable	3,212	5,467

Total Current Liabilities	1,028,699	981,827

Long-Term Debt	708	855

Accumulated Postretirement Benefit Obligation	78,848	84,100

Environmental Liabilities	45,953	40,889

Pension Liability	414,776	579,000

Other Liabilities	91,194	100,314

Commitments and Contingencies (Note 3)

Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 118,196,600 and 116,963,664 shares at September 30, 2011 and December 31, 2010, respectively	1,182	1,170
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	1,098,195	1,067,414
Retained earnings	202,053	96,671
Treasury stock at cost, 317,456 and 101,649 shares at September 30, 2011 and December 31, 2010, respectively	(9,367)	(2,397)
Accumulated other comprehensive loss	(412,562)	(449,999)

Stockholders’ Equity—The Babcock & Wilcox Company	879,501	712,859
Noncontrolling interest	5,538	666

Total Stockholders’ Equity	885,039	713,525

TOTAL	$2,545,217	$2,500,510

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues	$707,622	$632,765	$2,151,251	$1,983,649

Costs and Expenses:
Cost of operations	535,662	468,502	1,688,209	1,498,537
Research and development costs	34,642	17,424	74,518	50,709
Losses on asset disposals and impairments—net	547	40	626	88
Selling, general and administrative expenses	102,002	98,708	301,713	293,277

Total Costs and Expenses	672,853	584,674	2,065,066	1,842,611

Equity in Income of Investees	22,782	16,986	56,524	48,440

Operating Income	57,551	65,077	142,709	189,478

Other Income (Expense):
Interest income	247	182	1,011	892
Interest expense	(770)	(660)	(2,522)	(11,329)
Other—net	2,708	(6,451)	4,139	(13,486)

Total Other Income (Expense)	2,185	(6,929)	2,628	(23,923)

Income before Provision for Income Taxes	59,736	58,148	145,337	165,555
Provision for Income Taxes	19,831	22,224	45,424	65,063

Net Income	39,905	35,924	99,913	100,492

Net Loss (Income) Attributable to Noncontrolling Interest	5,758	(37)	5,469	(122)

Net Income Attributable to The Babcock & Wilcox Company	$45,663	$35,887	$105,382	$100,370

Earnings per Common Share:
Basic:
Net Income Attributable to The Babcock & Wilcox Company	$0.39	$0.31	$0.90	$0.86
Diluted:
Net Income Attributable to The Babcock & Wilcox Company	$0.39	$0.31	$0.89	$0.85
Shares used in the computation of earnings per share (Note 8):
Basic	117,773,223	116,291,477	117,414,702	116,142,182
Diluted	118,590,285	117,647,749	118,300,489	117,498,454

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
Net Income	$39,905	$35,924	$99,913	$100,492
Other Comprehensive Income:
Currency translation adjustments:
Foreign currency translation adjustments	(9,354)	12,088	1,524	4,583
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	(6,377)	4,495	(3,753)	3,453
Realized gains (losses) on derivative financial instruments	1,732	(780)	2,146	1,131
Gains on benefit obligation:
Unrecognized gain arising during the period	—	1,259	—	1,259
Amortization of losses included in net income	11,709	12,326	37,818	39,602
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	(411)	286	(252)	343
Realized gains recognized during the period	1	6	5	120

Other Comprehensive Income (Loss)	(2,700)	29,680	37,488	50,491

Total Comprehensive Income	37,205	65,604	137,401	150,983

Comprehensive Loss (Income) Attributable to Noncontrolling Interest	5,754	(61)	5,418	(137)

Comprehensive Income Attributable to The Babcock & Wilcox Company	$42,959	$65,543	$142,819	$150,846

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Capital In		Other			Non-	Total
	Common Stock		Excess of	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Stock	Equity	Interest	Equity
		(In thousands, except share amounts)
Balance December 31, 2010	116,963,664	$1,170	$1,067,414	$96,671	$(449,999)	$(2,397)	$712,859	$666	$713,525

Net income	—	—	—	105,382	—	—	105,382	(5,469)	99,913
Amortization of benefit plan costs	—	—	—	—	37,818	—	37,818	—	37,818
Unrealized loss on investments	—	—	—	—	(247)	—	(247)	—	(247)
Translation adjustments	—	—	—	—	1,473	—	1,473	51	1,524
Unrealized loss on derivatives	—	—	—	—	(1,607)	—	(1,607)	—	(1,607)
Exercise of stock options	356,722	4	8,497	—	—	—	8,501	—	8,501
Contributions to thrift plan	342,342	3	9,318	—	—	—	9,321	—	9,321
Shares placed in treasury	—	—	—	—	—	(6,970)	(6,970)	—	(6,970)
Stock-based compensation charges	533,872	5	12,966	—	—	—	12,971	—	12,971
Contribution of in-kind services	—	—	—	—	—	—	—	10,595	10,595
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(305)	(305)

Balance September 30, 2011	118,196,600	$1,182	$1,098,195	$202,053	$(412,562)	$(9,367)	$879,501	$5,538	$885,039

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Capital In		Other			Non-	Total
	Common Stock		Excess of	Retained	Comprehensive	Treasury	Parent	Controlling	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
		(In thousands, except share amounts)
Balance December 31, 2009	—	$—	$—	$—	$(546,574)	$—	$666,777	$503	$120,706

Net income	—	—	—	43,779	—	—	56,591	122	100,492
Amortization of benefit plan costs	—	—	—	—	39,602	—	—	—	39,602
Unrealized gain on benefit obligations	—	—	—	—	1,259	—	—	—	1,259
Unrealized gain on investments	—	—	—	—	463	—	—	—	463
Translation adjustments	—	—	—	—	4,568	—	—	15	4,583
Unrealized gain on derivatives	—	—	—	—	4,584	—	—	—	4,584
Net transactions with Parent	—	—	—	—	95,539	—	—	—	95,539
Dividend paid	—	—	—	—	—	—	(100,000)	—	(100,000)
Net transactions with Parent	—	—	—	—	(3,400)	—	429,571	—	426,171
Reclassification of Parent equity to capital in excess of par value	—	—	1,052,939	—	—	—	(1,052,939)	—	—
Issuance of common stock at spin-off	116,225,732	1,162	(1,162)	—	—	—	—	—	—
Exercise of stock options	28,891	—	504	—	—	—	—	—	504
Contributions to thrift plan	68,896	1	1,555	—	—	—	—	—	1,556
Shares placed in treasury	—	—	—	—	—	(2,189)	—	—	(2,189)
Stock-based compensation charges	419,918	4	2,819	—	—	—	—	—	2,823
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(82)	(82)

Balance September 30, 2010	116,743,437	$1,167	$1,056,655	$43,779	$(403,959)	$(2,189)	$—	$558	$696,011

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$99,913	$100,492
Non-cash items included in net income:
Depreciation and amortization	55,493	53,000
Income of investees, net of dividends	(31,028)	(27,104)
Loss on asset disposals and impairments—net	626	88
Amortization of pension and postretirement costs	59,376	62,553
Excess tax benefits from stock-based compensation	(4,169)	(2,653)
Other, net	3,871	(17,513)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(64,037)	48,832
Net contracts in progress and advance billings on contracts	(27,155)	(209,171)
Accounts payable	33,614	2,502
Inventories	(7,908)	5,543
Current and deferred income taxes	50,631	11,339
Accrued and other current liabilities	(24,765)	34
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(169,381)	(104,698)
Other, net	(20,749)	38,242

NET CASH USED IN OPERATING ACTIVITIES	(45,668)	(38,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash and cash equivalents	(32,452)	4,062
Purchases of property, plant and equipment	(43,997)	(48,783)
Acquisition of businesses, net of cash acquired	—	(30,177)
Purchases of available-for-sale securities	(101,369)	(112,253)
Sales and maturities of available-for-sale securities	120,065	110,874
Decrease in note receivable from affiliate	—	43,277
Investments, net of return, in equity and cost method investees	(31,761)	(37,844)
Proceeds from asset disposals	562	1,016

NET CASH USED IN INVESTING ACTIVITIES	(88,952)	(69,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	(1,693)	(2,313)
Increase in short-term borrowing	1,254	—
Payment of debt issuance costs	(82)	(9,865)
Dividend paid to McDermott International, Inc.	—	(100,000)
Capital contribution from McDermott International, Inc.	—	12,501
Distribution to McDermott International, Inc.	—	(43,334)
Increase in notes payable to affiliates	—	(43,386)
Excess tax benefits from stock-based compensation	4,169	2,653
Exercise of stock options	4,332	211
Other, net	(305)	(95)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,675	(183,628)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(2,614)	158

NET DECREASE IN CASH AND CASH EQUIVALENTS	(129,559)	(291,812)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	391,142	469,468

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$261,583	$177,656

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid (net of amount capitalized)	$2,485	$2,576
Income taxes paid (net of refunds)	$32,142	$21,442

See accompanying notes to condensed consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The Babcock & Wilcox Company (“B&W”) was a wholly owned subsidiary of McDermott International, Inc., a Panamanian corporation (“MII”), until July 30, 2010 when MII distributed 100% of our outstanding common stock to the MII shareholders. On and prior to July 30, 2010, our financial position, operating results and cash flows consisted of The Babcock & Wilcox Operations of McDermott International, Inc. (“BWO”), which represented a combined reporting entity as discussed in our 2010 10-K. On our condensed consolidated and combined statements of income and cash flows, the three and nine months ended September 30, 2011 represent the consolidated results of B&W. Our condensed consolidated and combined statements of income and cash flows for the three and nine months ended September 30, 2010 include the combined results of operations of BWO for one month and seven months, respectively.

Certain corporate and general and administrative expenses incurred before the spin-off, including those related to executive management, investor relations, tax, accounting, legal and treasury services, and certain employee benefits, have been allocated based on a level of effort calculation. Our management believes such allocations are reasonable. However, the associated expenses reflected in the accompanying condensed consolidated and combined statements of income may not be indicative of the actual expenses that would have been incurred for the one and seven months ended July 30, 2010 had the combined businesses been operating as an independent public company for that period presented. Since the spin-off from MII, B&W has been performing these functions using internal resources or services provided by third parties, a few of which may be provided by MII during a transitional period pursuant to a transition services agreement.

We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures.” We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at September 30, 2011 and for the three and nine months ended September 30, 2011. We present the notes to our condensed consolidated and combined financial statements on the basis of continuing operations, unless otherwise stated.

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

Reporting Segments

We operate in four reportable segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy. Prior to March 31, 2011, we reported two segments: Power Generation Systems and Government Operations. Our former Power Generation Systems segment has been divided into the Power Generation and Nuclear Energy segments. Our former Government Operations segment has been divided into the Nuclear Operations and Technical Services segments. The change in our reportable segments had no impact on our previously reported consolidated and combined results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this report. Our reportable segments are further described as follows:

•

Our Power Generation segment supplies boilers fired with fossil fuels, such as coal, oil and natural gas, or renewable fuels such as biomass, municipal solid waste and concentrated solar energy. In addition, we supply environmental equipment and components and related services to customers in different regions around the world. This segment owns or leases manufacturing facilities in the U.S., Canada, Denmark, Mexico, China and Scotland. We design, engineer, manufacture, supply, construct and service large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses. This segment is also a technological leader in providing cost-effective and efficient air pollution control solutions. We have successfully developed advanced technologies to control nitrogen oxides, sulfur dioxide, fine particulate, mercury, acid gasses and other hazardous air emissions. In addition, our Power Generation segment offers a wide range of construction services through Babcock & Wilcox Construction Co., Inc. (“BWCC”), a wholly owned subsidiary. Servicing a wide range of industries, BWCC provides total construction services for the entire balance of plant, from large steam generation or environmental equipment projects, to cogeneration and combined cycle installations. This segment also offers a full suite of aftermarket services. Our Power Generation full-scope boiler, environmental and auxiliary equipment retrofits, upgrades and services improve plant performance and efficiency and extend the life of vital steam generating assets.

•

Our Nuclear Operations segment manufactures naval nuclear reactor components for the U.S. Department of Energy (“DOE”)/National Nuclear Security Administration’s (“NNSA”) Naval Nuclear Propulsion Program, which in turn supplies them to the U.S. Navy for use in submarines and aircraft carriers. This segment owns and operates manufacturing facilities located in Lynchburg, Virginia; Mount Vernon, Indiana; Euclid, Ohio; Barberton, Ohio; and Erwin, Tennessee. The Barberton and Mount Vernon locations specialize in the design and manufacture of heavy components. These two locations are N-Stamp accredited by the American Society of Mechanical Engineers (“ASME”), making them two of only a few North American suppliers of large, heavy-walled nuclear components and vessels. The Euclid, Ohio facility, which is also ASME N-Stamp certified, fabricates electro-mechanical equipment for the U.S. Government, and performs design, manufacturing, inspection, assembly and testing activities. The Lynchburg, Virginia operations fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. Fuel for the naval nuclear reactors is provided by Nuclear Fuel Services, Inc. (“NFS”), one of our wholly owned subsidiaries. Located in Erwin, Tennessee, NFS also converts cold war-era government stockpiles of highly enriched uranium into material suitable for further processing into commercial nuclear reactor fuel.

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

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated and combined financial statements and the related footnotes included in our 2010 10-K.

Contracts and Revenue Recognition

We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours or a cost-to-cost method, as applicable to the product or activity involved. Under this method, we recognize estimated contract revenue and resulting income based on costs incurred to date as a percentage of total estimated costs. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. We include revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in contracts in progress. We include in advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. Approximately 70% of our unbilled revenues relate to contracts with the U.S. Government, while the remaining unbilled contract revenue relates substantially to high credit quality commercial customers. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

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

In the three and nine months ended September 30, 2011, we recorded additional costs totaling approximately $3.1 million (all in our Nuclear Energy segment) and $61.8 million ($11.1 million in our Nuclear Operations segment and $50.7 million in our Nuclear Energy segment), respectively, to complete certain projects attributable to changes in estimate due to productivity and scheduling issues. This project in our Nuclear Energy segment is now complete.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Currency translation adjustments	$37,383	$35,910
Net unrealized gain on investments	23	270
Net unrealized gain on derivative financial instruments	332	1,939
Unrecognized losses on benefit obligations	(450,300)	(488,118)

Accumulated other comprehensive loss	$(412,562)	$(449,999)

Comprehensive income for the period ended September 30, 2010 included a net $92.1 million distribution to MII, our former parent, primarily related to pension liabilities transferred in connection with the spin-off. This error in presentation has been corrected to remove this distribution from other comprehensive income in the condensed consolidated and combined statement of comprehensive income for the three and nine months periods ended September 30, 2010 included herein.

Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Raw materials and supplies	$81,483	$72,917
Work in progress	9,634	7,541
Finished goods	17,154	20,474

Total inventories	$108,271	$100,932

Restricted Cash and Cash Equivalents

At September 30, 2011, we had restricted cash and cash equivalents totaling approximately $48.8 million, $6.8 million of which was held in restricted foreign accounts, $4.1 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets), and $37.9 million of which was held to meet reinsurance reserve requirements of our captive insurer.

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

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Balance at beginning of period	$109,588	$115,055
Additions (reductions) and adjustments	(1,035)	4,868
Charges and other	(14,012)	(8,756)

Balance at end of period	$94,541	$111,167

Research and Development

Research and development activities are related to development and improvement of new and existing products and equipment and conceptual engineering evaluation for translation into practical applications. We charge to research and development costs the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Nuclear Energy and Power Generation segments, and include costs related to the development of carbon capture and sequestration technologies and our modular and scalable nuclear power plants based on our B&W mPowerTM reactor.

During the three and nine months ended September 30, 2011, we recognized $10.6 million of additional research and development costs related to the consolidation of Generation mPower LLC (“GmP”), our majority-owned subsidiary overseeing the program to develop the small modular nuclear power plant based on B&W mPowerTM technology. The additional costs represent non-cash, non-deductible expenses related to the value of the in-kind research and development services contributed to the program by GmP’s minority partner.

For any period, the impact to net income attributable to The Babcock & Wilcox Company of these in-kind services will depend on the timing of services provided by the partners. In the three and nine months ended September 30, 2011, the value of the in-kind services exceeded the amount of research and development costs allocated to the minority partner. As a result, net income attributable to The Babcock & Wilcox Company, after taking into account the non-controlling interest recognition totaling $5.9 million, was negatively impacted in the three and nine months ended September 30, 2011 by $4.7 million.

This accounting treatment has also resulted in $4.7 million of non-controlling interest accumulated on our condensed consolidated balance sheets at September 30, 2011. The Company has not incurred a present liability for the in-kind services received as part of the development program and our minority partner does not currently have rights to share in the net assets of B&W or GmP.

Provision for Income Taxes

Our effective tax rate for the three months ended September 30, 2011 was approximately 33.2% as compared to 38.2% for the three months ended September 30, 2010. Our effective tax rate for the nine months ended September 30, 2011 was approximately 31.3% as compared to 39.3% for the nine months ended September 30, 2010. The decrease in our effective tax rate for the three and nine months ended September 30, 2011 is primarily attributable to increased tax benefits and deductions totaling $5.9 million partially offset by $10.6 million of in-kind research and development expenses, which are non-deductible for tax purposes and, as a result, have no associated tax benefit recorded. In addition, in the nine months ended September 30, 2011, we recognized a benefit totaling approximately $4.4 million attributable to changes in uncertain tax positions, and a $2.5 million benefit attributable to settlements with tax authorities. We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions outside of the U.S. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

As of September 30, 2011, we had gross unrecognized tax benefits of $27.9 million which, if recognized, would impact our effective tax rate from continuing operations. We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of September 30, 2011, gross accrued interest excluded from the amounts above totaled $0.9 million. There were no significant penalties recorded during the three and nine months ended September 30, 2011 or September 30, 2010.

As a result of the expiration of the statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $24.7 million to $3.2 million. The previously unrecognized tax benefits primarily relate to transfer pricing issues and the deductibility of a loss on financial instruments in certain jurisdictions.

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued a revision to the subtopic Compensation—Retirement Benefits—Multiemployer Plans. This revision requires additional annual disclosures about an employer’s participation in significant multiemployer pension plans. This revision is effective for us in 2011 and the additional disclosure provisions will not have an impact on our consolidated financial statements.

In September 2011, the FASB issued a revision to the topic Intangibles—Goodwill and Other. This revision permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test currently required under this topic. This revision will be effective for us in 2012 and we do not anticipate early adoption. We do not expect the adoption of this revision to impact our consolidated financial statements as this revision does not impact goodwill impairment recognition.

Other than as described above, there have been no material changes to the recent pronouncements discussed in our 2010 10-K.

NOTE 2—PENSION PLANS AND POST-RETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(Unaudited)
	(In thousands)
Service cost	$11,969	$10,690	$32,876	$29,971	$285	$266	$856	$800
Interest cost	33,147	34,051	101,582	108,675	1,619	1,873	4,341	5,801
Expected return on plan assets	(38,075)	(33,110)	(111,468)	(104,283)	(479)	(411)	(1,439)	(1,234)
Amortization of prior service cost	933	945	2,795	2,738	8	18	25	55
Amortization of transition obligation	—	—	—	—	76	3	227	144
Recognized net actuarial loss	17,396	18,264	56,514	58,477	(63)	421	(190)	1,103

Net periodic benefit cost	$25,370	$30,840	$82,299	$95,578	$1,446	$2,170	$3,820	$6,669

NOTE 3—COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 10 to the consolidated and combined financial statements in Part II of our 2010 10-K.

Investigations and Litigation

Nuclear Fuel Services, Inc.

In June 2011, approximately 18 plaintiffs filed a lawsuit styled as a “class action” in the U.S. District Court for the Eastern District of Tennessee against NFS, B&W, Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Technical Services Group, Inc. (“B&W TSG”), NOG-Erwin Holdings, Inc. and others relating to the operation of the NFS facility in Erwin, Tennessee. The plaintiffs seek compensatory and punitive damages alleging personal injuries and property damage resulting primarily from alleged releases of radioactive materials as a result of operations at the facility. In October 2011, the plaintiffs filed a motion to amend the original complaint increasing the number of plaintiffs to approximately 140, and we filed a motion to dismiss. No date has been set for the plaintiffs to respond to our motion. We intend to vigorously defend this matter, which is in its initial stage. No discovery has been conducted and no trial date has been set. We are in the process of evaluating insurance and Price Anderson indemnity coverage for this matter and believe that coverage for the claims of the nature currently asserted in this matter is available to us. The ultimate outcome of these proceedings is uncertain and an adverse ruling, should coverage not be available, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

Apollo and Parks Township

On January 29, 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against B&W PGG, B&W TSG, formerly known as B&W Nuclear Environmental Services, Inc. (the “B&W Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, eight additional suits by additional plaintiffs have been filed in the U.S. District Court for the Western District of Pennsylvania against the B&W Parties and ARCO. The suits presently involve approximately 150 claimants alleging, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in Apollo Borough and Parks Township, Pennsylvania (collectively, the “Apollo and Parks Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages. In June 2011, plaintiffs in seven of the cases filed a motion to consolidate the cases. In August 2011, the Court entered an order consolidating the first seven cases for most non-dispositive pre-trial matters.

At the time of ARCO’s sale of NUMEC stock to B&W PGG, B&W PGG received an indemnity and hold harmless agreement from ARCO with respect to claims and liabilities arising prior to or as a result of conduct or events predating the acquisition.

We intend to vigorously defend this matter, and believe that in the event of liability, if any, the claims alleged in the Apollo and Parks Litigation will be resolved within the limits of coverage of available insurance and/or the ARCO indemnity.

The B&W Parties and ARCO were defendants in a prior litigation filed in 1994 relating to the operation of the Apollo and Parks Township facilities in the matter of Donald F. Hall and Mary Ann Hall, et al., v. Babcock & Wilcox Company, et al. (the “Hall Litigation”). In 1998, the B&W Parties settled all then-pending and future punitive damage claims in the Hall Litigation for $8.0 million and sought reimbursement from third parties, including its insurers, American Nuclear Insurers and Mutual Atomic Energy Liability Underwriters (“ANI”). In 2008, ARCO settled the Hall Litigation with the plaintiffs for $27.5 million. The B&W Parties then settled the Hall Litigation in 2009 for $52.5 million, settling approximately 250 personal injury and wrongful death claims, as well as approximately 125 property damage claims, alleging damages as a result of alleged releases involving the facilities. ARCO and the B&W Parties retained their insurance rights against ANI in their respective settlements; however, under a related settlement regarding ARCO’s indemnification of B&W PGG relating to the two facilities, ARCO assigned to the B&W Parties 58.33% of the total of all ARCO’s proceeds/amounts recovered against ANI on account of the Hall Litigation.

The B&W Parties are pursuing recovery from ANI for amounts paid by the B&W Parties to settle the Hall Litigation, along with unreimbursed attorneys fees, allocated amounts assigned by ARCO to the B&W Parties, and applicable interest based upon ANI’s breach of contract and bad faith conduct in the matter of The Babcock & Wilcox Company et al. v. American Nuclear Insurers, et al. (the “ANI Litigation”). ARCO is also seeking recovery against ANI in the ANI Litigation, which is pending before the Court of Common Pleas of Allegheny County, Pennsylvania.

In September 2011, a jury returned a verdict in the ANI Litigation, finding the B&W Parties’ settlement of the Hall Litigation for $52.5 million and the ARCO settlement for $27.5 million were fair and reasonable. The parties have filed post-trial motions that have not been decided by the Court. Still pending in the case are the B&W Parties’ and ARCO’s claims for ANI’s reimbursement of costs and fees in the defense of the Hall Litigation, the B&W Parties’ and ARCO’s bad faith claims against ANI, and ANI’s purported defenses to coverage not related to settlement. At the present time, the parties are submitting arguments to the Court on proposed case management approaches for addressing the remaining issues in the case, including the disposition of the verdict in connection with the settlements and ANI’s application for entry of a final order and judgment so that ANI may take an immediate appeal of the Court’s prior ruling regarding the legal standard applied to the settlements. Upon completion of the briefing, which should be completed in early November, the Court is expected to decide how the remaining issues in the case will be resolved. B&W has not recognized any amounts claimed in the ANI Litigation in its financial statements due to the uncertainty surrounding the ultimate amount to be realized.

Columbia Condenser Contract

On October 21, 2011, Babcock & Wilcox Nuclear Energy, Inc. (“B&W NE”) filed a complaint in U.S. District Court, Eastern District of Washington against Energy Northwest for breach of contract and other claims relating to a contract for the removal and replacement of the main plant condenser and related parts at Energy Northwest’s Columbia Generating Station. B&W NE seeks unspecified monetary damages, attorney’s fees and costs against Energy Northwest resulting from its failure to make payments for work B&W NE performed under the contract. Based on an agreement to waive service, Energy Northwest has until December 27, 2011 to file an answer.

Other

In the three months ended June 30, 2011, we recorded a settlement with the sellers of NFS related to conditions in existence at the acquisition date. We collected approximately $10.9 million in cash, and recognized this amount in cost of operations on our condensed consolidated and combined statements of income.

On June 30, 2011, Babcock & Wilcox Investment Company (“BWICO”), a wholly owned subsidiary of B&W, Toshiba America Nuclear Energy Corporation, (“Toshiba”) and USEC Inc. (“USEC”) entered into a standstill agreement to provide a limited additional period of time to obtain a conditional commitment from the DOE for a $2.0 billion loan guarantee to build the American Centrifuge uranium enrichment plant in Piketon, Ohio. Under the Securities and Purchase Agreement dated May 25, 2010, BWICO, Toshiba and USEC each had the right to terminate its obligations under the agreement if the $50.0 million second phase of the strategic investment by Toshiba and BWICO did not close by June 30, 2011. Under the standstill agreement, as has been amended, each of USEC, Toshiba and

BWICO agreed not to exercise its right to terminate the Securities Purchase Agreement prior to October 31, 2011. The parties have agreed in principle to extend the standstill period to January 15, 2012, subject to further agreement between USEC and the DOE on a research, development and demonstration program. That condition has not yet been satisfied.

NOTE 4—DERIVATIVE FINANCIAL INSTRUMENTS

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity as a component of accumulated other comprehensive loss, until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings. Any ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other—net in our condensed consolidated and combined statements of income.

We have designated all of our forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. At September 30, 2011, we had deferred approximately $0.3 million of net gains on these derivative financial instruments in accumulated other comprehensive loss. We expect to recognize substantially this entire amount in the next 12 months.

At September 30, 2011, all of our derivative financial instruments consisted of foreign currency forward-exchange contracts and warrants to purchase common stock. The notional value of our forward contracts totaled $308.1 million at September 30, 2011, with maturities extending to November 2014. These instruments consist primarily of contracts to purchase or sell Canadian Dollars or Danish Kroner. The fair value of these contracts totaled $1.8 million at September 30, 2011, and all of the contracts were Level 2 in nature. The fair value of our warrants totaled $2.4 million at September 30, 2011, and is Level 3 in nature. The value of our forward contracts is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including foreign exchange forward and spot rates, interest rates and counterparty performance risk adjustments. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our foreign currency forward-exchange contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under this facility. The fair value of our warrants was calculated using the Black Scholes option pricing model.

The following tables summarize our derivative financial instruments at September 30, 2011 and December 31, 2010:

	Asset and Liability Derivatives
	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$4,035	$2,625
Other assets	$2,572	$5,360
Accounts payable	$2,561	$1,234
Other liabilities	$1,017	$201

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts payable	$891	$2,793
Other liabilities	$362	$811

Stock Warrants:
Other assets	$2,363	$3,296

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain (loss) recognized in other comprehensive income	$(8,701)	$6,607	$(5,032)	$4,955
Income (loss) reclassified from accumulated other comprehensive loss into income: effective portion
Location
Revenues	$1,927	$(119)	$4,290	$1,466
Cost of operations	$(110)	$(83)	$(1,745)	$(44)
Other-net	$541	$(1,042)	$255	$261
Gain (loss) recognized in income: portion excluded from effectiveness testing
Location
Other-net	$(2,086)	$(1,783)	$(98)	$(3,792)

Derivatives Not Designated as Hedges:
Forward Contracts:
Gain (loss) recognized in income
Location
Other-net	$85	$—	$1,584	$—
Stock Warrants:
Gain (loss) recognized
Location
Other-net	$(1,180)	$—	$(933)	$—

NOTE 5—FAIR VALUE MEASUREMENTS

The following is a summary of our available-for-sale securities measured at fair value at September 30, 2011 (in thousands) (unaudited):

	9/30/11	Level 1	Level 2	Level 3
Mutual funds	$3,147	$—	$3,147	$—
Certificates of deposit	—	—	—	—
U.S. Government and agency securities	32,493	32,493	—	—
Asset-backed securities and collateralized mortgage obligations	480	—	480	—
Corporate notes and bonds	19,979	—	19,979	—

Total	$56,099	$32,493	$23,606	$—

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2010 (in thousands) (unaudited):

	12/31/10	Level 1	Level 2	Level 3
Mutual funds	$3,385	$—	$3,385	$—
Certificates of deposit	258	—	258	—
U.S. Government and agency securities	70,046	70,046	—	—
Asset-backed securities and collateralized mortgage obligations	576	—	576	—
Corporate notes and bonds	832	—	832	—

Total	$75,097	$70,046	$5,051	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives

Level 2 derivative assets and liabilities primarily include over-the-counter options and forwards. These currently consist of foreign exchange rate derivatives. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including foreign exchange forward and spot rates, interest rates and counterparty performance risk adjustments. At September 30, 2011, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars and Danish Kroner, with a total notional amount of $308.1 million and a total fair value of $1.8 million.

Level 3 derivative assets include warrants to purchase common stock. The value of the warrants are computed using an option pricing model based on unobservable inputs such as estimated stock price for inactive shares, and observable inputs, including interest rates and volatility. At September 30, 2011, the warrants had a fair value of $2.4 million.

The following is a summary of the changes in our Level 3 instruments measured on a recurring basis for the period ended September 30, 2011 (in thousands) (unaudited):

Balance, beginning of the year	$3,296
Total realized and unrealized gains (losses):
Included in other income (expense)	(933)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Principal repayments	—

Balance, end of period	$2,363

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

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at September 30, 2011 and December 31, 2010.

NOTE 6—STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Compensation	Tax	Net
	Expense	Benefit	Impact
	(Unaudited)
	(In thousands)
	Three Months Ended September 30, 2011
Stock options	$974	$(360)	$614
Restricted stock	170	(61)	109
Performance shares	703	(261)	442
Performance and deferred stock units	1,429	(530)	899

Total	$3,276	$(1,212)	$2,064

	Three Months Ended September 30, 2010
Stock options	$686	$(254)	$432
Restricted stock	837	(303)	534
Performance shares	40	(15)	25
Performance and deferred stock units	2,042	(765)	1,277

Total	$3,605	$(1,337)	$2,268

	Nine Months Ended September 30, 2011
Stock options	$3,030	$(1,120)	$1,910
Restricted stock	1,618	(578)	1,040
Performance shares	1,658	(616)	1,042
Performance and deferred stock units	6,665	(2,465)	4,200

Total	$12,971	$(4,779)	$8,192

	Nine Months Ended September 30, 2010
Stock options	$1,815	$(668)	$1,147
Restricted stock	1,904	(695)	1,209
Performance shares	3,390	(1,230)	2,160
Performance and deferred stock units	4,979	(1,839)	3,140

Total	$12,088	$(4,432)	$7,656

NOTE 7— SEGMENT REPORTING

As described in Note 1, our operations are assessed based on four segments. An analysis of our operations by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)
REVENUES:
Power Generation	$385,262	$336,107	$1,130,089	$1,061,371
Nuclear Operations	254,402	243,592	777,482	724,810
Technical Services	28,570	22,077	87,598	62,626
Nuclear Energy	61,531	34,715	220,670	148,427
Adjustments and Eliminations(1)	(22,143)	(3,726)	(64,588)	(13,585)

	$707,622	$632,765	$2,151,251	$1,983,649

(1) Segment revenues are net of the following intersegment transfers and other adjustments:

Power Generation Transfers	$17,739	$1,279	$51,239	$3,558
Nuclear Operations Transfers	1,584	1,398	4,292	3,052
Technical Services Transfers	394	431	1,644	1,750
Nuclear Energy Transfers	2,426	618	7,413	5,225

	$22,143	$3,726	$64,588	$13,585

OPERATING INCOME:
Power Generation	$38,926	$31,591	$93,657	$94,409
Nuclear Operations	38,113	43,869	127,852	109,049
Technical Services	20,747	9,833	47,355	33,149
Nuclear Energy	(37,521)	(11,200)	(108,341)	(24,883)

	$60,265	$74,093	$160,523	$211,724

Unallocated Corporate(1)	(2,714)	(9,016)	(17,814)	(22,246)

Total Operating Income(2)	$57,551	$65,077	$142,709	$189,478

Other Income (Expense):
Interest income	247	182	1,011	892
Interest expense	(770)	(660)	(2,522)	(11,329)
Other—net	2,708	(6,451)	4,139	(13,486)

Total Other Income (Expense)	2,185	(6,929)	2,628	(23,923)

Income before Provision for Income Taxes	$59,736	$58,148	$145,337	$165,555

(1) Unallocated corporate includes general corporate overhead not allocated to segments.
(2) Included in operating income is the following:

Losses on Asset Disposals and Impairments—Net:
Power Generation	$458	$4	$530	$54
Nuclear Operations	—	36	—	6
Technical Services	—	—	—	—
Nuclear Energy	89	—	96	28

	$547	$40	$626	$88

Equity in Income of Investees:
Power Generation	$7,872	$7,123	$19,912	$19,123
Nuclear Operations	—	—	—	—
Technical Services	14,910	9,863	36,612	29,317
Nuclear Energy	—	—	—	—

	$22,782	$16,986	$56,524	$48,440

Segment assets based on our current presentation for the periods presented are as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Power Generation	$1,078,394	$1,082,801
Nuclear Operations	735,129	684,090
Technical Services	85,545	40,509
Nuclear Energy	339,325	339,457

Total Segment Assets	2,238,393	2,146,857
Corporate Assets	306,824	353,653

Total Assets	$2,545,217	$2,500,510

NOTE 8—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except share and per share amounts)
Basic:

Net income attributable to The Babcock & Wilcox Company	$45,663	$35,887	$105,382	$100,370

Weighted average common shares	117,773,223	116,291,477	117,414,702	116,142,182

Basic earnings per common share	$0.39	$0.31	$0.90	$0.86

Diluted:

Net income attributable to The Babcock & Wilcox Company	$45,663	$35,887	$105,382	$100,370

Weighted average common shares (basic)	117,773,223	116,291,477	117,414,702	116,142,182
Effect of dilutive securities:
Stock options, restricted stock and performance shares	817,062	1,356,272	885,787	1,356,272

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	118,590,285	117,647,749	118,300,489	117,498,454

Diluted earnings per common share	$0.39	$0.31	$0.89	$0.85

On July 30, 2010, 116,225,732 shares of our common stock were distributed to MII shareholders to complete our spin-off from MII. For comparative purposes, and to provide a more meaningful calculation of weighted average shares, we have assumed this amount to be outstanding as of the beginning of each of the prior periods presented in our calculation of basic weighted average shares. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive shares outstanding at July 30, 2010 were also outstanding at each of the prior periods presented. We have excluded 761,956 shares from our diluted share calculation at September 30, 2011 related to stock options as their effect would have been antidilutive.

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

Accounting for Contracts

As of September 30, 2011, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows.

During the three and nine months ended September 30, 2011, our Nuclear Energy segment recorded provisions for loss contracts totaling $3.1 million and $50.7 million, respectively, included in cost of operations, for one of its projects that is now complete. As this project shifted from the demolition phase to reconstruction late in the second quarter of 2011, a series of unexpected conditions resulting in schedule extensions and incremental estimated costs to complete occurred leading to these loss provisions. There are no offsetting claims or equitable adjustments included in these loss provisions. Claims and equitable adjustments that are currently in process are significant in value and may be realized in the future, although there is no guarantee that we will be successful.

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

On July 7, 2011, the Environmental Protection Agency (“EPA”) released its final rules for cross-state air pollution rule (“CSAPR”), formerly referred to as the Clean Air Transport Rules (“CATR”), with a compliance period beginning January 1, 2012. Additionally, the comment period for the draft mercury and air toxics rules, or Utility Maximum Achievable Control Technology standards (“Utility MACT”) ended August 4, 2011. Under court order, the EPA has a revised deadline of December 16, 2011 to finalize the Utility MACT rules. We believe the timeframe for EPA regulation continues to move forward and expect the adoption of these rules to result in significant opportunities for environmental remediation design, engineering, equipment supply and installation over the next several years.

Our Power Generation segment plans to expand into international markets through acquisitions and partnering arrangements.

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

Nuclear Energy Segment

Our Nuclear Energy segment’s overall activity depends mainly on the future demand and competitiveness of nuclear energy. In addition, this segment’s activity is a function of research and development efforts for nuclear power plants using the B&W mPowerTM reactor and the potential revenues to be generated from the B&W mPowerTM initiative.

The March 2011 earthquakes and tsunami in Japan could slow the pace of global licensing and construction of new or planned nuclear power facilities or negatively impact existing facilities’ efforts to extend their operating licenses. It is too early for us to determine the impacts of these events, if any, on the products and services offered by our Nuclear Energy segment.

In July 2011, the United States Nuclear Regulatory Commission (“NRC”) issued its report: “Recommendations for Enhancing Reactor Safety in the 21st Century: The Near-Term Task Force Review of Insights from the Fukishima Dai-ichi Accident.” While the Task Force concluded that the fleet of 104 plants in the U.S. is deemed safe for continued operation, it recommended changes in NRC’s regulatory framework. The Commission’s disposition of the Task Force recommendations expected in the next several months will determine the extent of new requirements and the commensurate cost burden to the industry. For more information regarding the potential impact of the events in Japan see Part II, Item 1A. Risk Factors of this report.

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated and combined financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 10-K. There have been no material changes to these policies during the nine months ended September 30, 2011, except as disclosed in Note 1 of the notes to condensed consolidated and combined financial statements included in this report.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2011 VS. THREE MONTHS ENDED SEPTEMBER 30, 2010

The Babcock & Wilcox Company (Consolidated and Combined)

Revenues increased 11.8%, or $74.8 million, to $707.6 million in the three months ended September 30, 2011 compared to $632.8 million in the corresponding period of 2010, due to increases in revenues in each of our business segments. Our Power Generation segment revenues increased $49.2 million primarily attributable to increases in our waste to energy and biomass new build steam generation systems and aftermarket services businesses. Our Nuclear Operations segment revenues increased $10.8 million primarily attributable to increased activities at our Nuclear Fuel Services, Inc. (“NFS”) subsidiary. Revenues in our Technical Services segment increased $6.5 million primarily due to increased activities in environmental and remediation services, and revenues in our Nuclear Energy segment increased $26.8 million due to increased activities in our nuclear equipment, nuclear projects and nuclear service businesses.

Operating income decreased $7.5 million to $57.6 million in the three months ended September 30, 2011 from $65.1 million in the corresponding period of 2010. The operating income of our Nuclear Energy and Nuclear Operations segments decreased $26.3 million and $5.8 million, respectively, in the third quarter of 2011, as compared to the third quarter of 2010. The operating income of our Power Generation and Technical Services segments increased by $7.3 million and $10.9 million, respectively, in the three months ended September 30, 2011 compared to the corresponding period of 2010. In addition, we also experienced lower unallocated corporate expenses totaling $6.3 million in the three months ended September 30, 2011 compared to the corresponding period of 2010.

Power Generation

Revenues increased 14.6%, or $49.2 million, to $385.3 million in the three months ended September 30, 2011, compared to $336.1 million in the corresponding period of 2010, primarily attributable to increases of $30.9 million in our new build steam generation systems business, and $23.0 million in our aftermarket services business. The main drivers for these increases in revenues were a significant increase in activity on waste to energy and biomass boiler projects within our new build steam generation systems business and, in North American construction activity, on retrofit service projects in order to maintain reliability of existing operating units in our aftermarket services business. Revenues in our new build environmental business were basically unchanged as compared to the corresponding period of 2010. As environmental regulations continue to become clearer with the issuance of CSAPR, the pending Utility MACT, and various other state requirements, we continue to experience increased environmental bidding activity. We expect that when those regulatory developments finalize, the issuance will lead to future environmental orders and aftermarket service orders to achieve environmental compliance and to maintain reliability of operating units.

Operating income increased $7.3 million to $38.9 million in the three months ended September 30, 2011 compared to $31.6 million in the corresponding period of 2010, primarily attributable to increases in our aftermarket services business totaling $13.2 million. This increase in operating income was primarily a result of the increases in revenues discussed above and increased levels of productivity. This increase was partially offset by decreases in operating income from our new build environmental and new build steam generation systems businesses as the operating income from the net increase in revenues discussed above was more than offset by higher operating income attributable to the completion and closeout of several projects in the three months ended September 30, 2010. We also experienced increases in our selling, general and administrative expenses totaling approximately $1.4 million in the three months ended September 30, 2011 compared to the corresponding period of 2010, primarily due to higher expenses in support of increased bidding activity on environmental and other new business opportunities.

Nuclear Operations

Revenues increased 4.4%, or $10.8 million, to $254.4 million in the three months ended September 30, 2011 compared to $243.6 million in the corresponding period in 2010, attributable to increased activity at NFS totaling $18.9 million. This was partially offset by lower activity for manufacturing of nuclear components for certain U.S. Government programs totaling $8.1 million, primarily the result of lower material receipts.

Operating income decreased $5.8 million to $38.1 million in the three months ended September 30, 2011 from $43.9 million in the corresponding period in 2010. Our NFS operation generated operating income of $4.6 million in the three months ended September 30, 2011, which was $3.0 million less than the comparable period in 2010. This was primarily due to an $8.7 million gain recognized in the three months ended September 30, 2010 as a result of a change in estimate of an environmental reserve. In addition, our manufacturing operations contributed $2.8 million to the decrease in operating income primarily attributable to the decrease in revenues discussed above.

Technical Services

Revenues increased 29.4%, or $6.5 million, to $28.6 million in the three months ended September 30, 2011 compared to $22.1 million in the corresponding period of 2010, primarily attributable to increased work scope on one of our environmental remediation services contracts totaling $4.2 million, support services to Fukushima contracts totaling $2.1 million, and transition support for recent decontamination and decommissioning contract awards in Ohio and Kentucky totaling $1.8 million. We experienced an offsetting decrease in revenues attributable to activity in our specialty manufacturing work scope at our Clinch River facility totaling $2.2 million.

Operating income increased $10.9 million to $20.7 million in the three months ended September 30, 2011 compared to $9.8 million in the corresponding period of 2010, primarily attributable to an increase in equity income of investees totaling $5.0 million in the three months ended September 30, 2011, due to fees earned at three of our government sites and new government contract awards in 2011. In addition, we experienced an increase in operating income totaling $1.5 million attributable to another one of our government locations. Operating expenses also decreased $2.6 million, primarily attributable to a $1.7 million decrease in research and development costs.

Nuclear Energy

Revenues increased 77.2%, or $26.8 million, to $61.5 million in the three months ended September 30, 2011 compared to $34.7 million in the corresponding period of 2010, primarily attributable to increased activity in our nuclear equipment, nuclear projects and nuclear services businesses.

Operating income decreased $26.3 million to a loss of $37.5 million in the three months ended September 30, 2011 compared to a loss of $11.2 million in the corresponding period of 2010, primarily attributable to $18.7 million of increased research and development costs related to the continued development of nuclear power plants using the B&W mPowerTM reactor, our proprietary small modular reactor technology. We also experienced an increase in our selling, general and administrative expenses totaling $5.2 million as we continue to expand our Nuclear Energy segment and increase our presence in the nuclear energy industry. In addition, we recorded increased project costs to complete a nuclear project totaling approximately $3.1 million during the three months ended September 30, 2011 attributable to productivity, scheduling and execution issues. This project is now complete.

The increase in research and development costs discussed above includes recognition of $10.6 million of research and development costs related to the consolidation of Generation mPower LLC (“GmP”), our majority-owned subsidiary overseeing the program to develop the small modular nuclear power plant based on B&W mPowerTM technology. The additional costs represent non-cash, non-deductible expenses related to the value of the in-kind research and development services contributed to the program by GmP’s minority partner.

For any period, the impact to net income attributable to The Babcock & Wilcox Company of these in-kind services will depend on the timing of services provided by the partners. In the three months ended September 30, 2011, the value of the in-kind services exceeded the amount of research and development costs allocated to the minority partner. As a result, net income attributable to The Babcock & Wilcox Company, after taking into account the non-controlling interest recognition totaling $5.9 million, was negatively impacted in the three months ended September 30, 2011 by $4.7 million. We expect to recognize a positive impact to net income attributable to The Babcock & Wilcox Company in future periods when the value of the in-kind services received is less than the minority partner’s proportional share of development costs for the period. Over the course of the program, we expect the cumulative net income attributable to The Babcock & Wilcox Company impact related to the recognition of these in-kind services will be $0. Based on GmP’s current research and development program, we expect the accounting for this non-cash item will not impact net income by more than $10.0 million in any future annual periods.

This accounting treatment has also resulted in $4.7 million of non-controlling interest accumulated on our condensed consolidated balance sheets at September 30, 2011. The Company has not incurred a present liability for the in-kind services received as part of the development program and our minority partner does not currently have rights to share in the net assets of B&W or GmP.

Corporate

Unallocated corporate expenses decreased $6.3 million to $2.7 million in the three months ended September 30, 2011, as compared to $9.0 million for the corresponding period in 2010, primarily attributable to higher expenses for relocation and severance incurred following our spin-off in the three months ended September 30, 2010 compared to 2011. In addition, we experienced reduced legal expenses and lower expenses associated with information technology activities in the three months ended September 30, 2011 compared to the corresponding period of 2010.

Other Income Statement Items

Other—net increased by $9.2 million to income of $2.7 million in the three months ended September 30, 2011 from expense of $6.5 million for the corresponding period of 2010 primarily due to currency exchange gains recognized in the three months ended September 30, 2011 compared to losses incurred in the third quarter of 2010.

Provision for Income Taxes

For the three months ended September 30, 2011, our provision for income taxes decreased $2.4 million to $19.8 million, while income before provision for income taxes increased $1.6 million. Our effective tax rate for the three months ended September 30, 2011 was approximately 33.2% as compared to 38.2% for the three months ended September 30, 2010. The decrease in our effective tax rate is primarily attributable to increased tax benefits and deductions totaling $5.9 million partially offset by $10.6 million of in-kind research and development expenses which are non-deductible for tax purposes. We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions outside of the U.S. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2011 VS. NINE MONTHS ENDED SEPTEMBER 30, 2010

The Babcock & Wilcox Company (Consolidated and Combined)

Revenues increased 8.5%, or $167.7 million, to $2,151.3 million in the nine months ended September 30, 2011, compared to $1,983.6 million in the corresponding period of 2010 due to increases in revenues in each of our business segments. Our Power Generation segment revenues increased $68.7 million primarily attributable to increases in our new build steam generation systems business and our aftermarket services business. Our Nuclear Operations segment revenues increased $52.7 million primarily attributable to increased activity at our NFS subsidiary. Revenues in our Technical Services segment increased $25.0 million primarily due to increased activities in our environmental and remediation services business, and revenues in our Nuclear Energy segment increased $72.3 million due to increased activities in our nuclear equipment and nuclear projects businesses.

Operating income decreased $46.8 million to $142.7 million in the nine months ended September 30, 2011 from $189.5 million in the corresponding period of 2010. The operating income of our Nuclear Energy and Power Generation segments decreased $83.4 million and $0.7 million, respectively, in the nine months ended September 30, 2011, as compared to the corresponding period of 2010. The operating income of our Nuclear Operations and Technical Services segments increased by $18.9 million and $14.3 million, respectively, in the nine months ended September 30, 2011 compared to the corresponding period of 2010. In addition, we also experienced lower unallocated corporate expenses totaling $4.4 million in the nine months ended September 30, 2011 compared to the corresponding period of 2010.

Power Generation

Revenues increased 6.5%, or $68.7 million, to $1,130.1 million in the nine months ended September 30, 2011, compared to $1,061.4 million in the corresponding period of 2010, primarily attributable to increases of $14.4 million in our new build steam generation systems business, and $121.8 million in our aftermarket services business. In our new build steam generation systems business, the main driver for this increase in revenues was a significant increase in activity on waste to energy and biomass boiler projects partially offset by decreased activity on our utility and industrial boiler projects. In our aftermarket services business, the main driver for this increase in revenues was an increase in North American construction activity on retrofit service projects in order to maintain reliability of operating units. These increases were offset by decreases in revenues of $63.1 million in our new build environmental business, primarily due to a work off of major projects in the corresponding period of 2010. As environmental regulations continue to become clearer with the issuance of CSAPR, and the pending Utility MACT, and various other state requirements, we continue to experience increased environmental bidding activity. We expect that when those regulatory developments finalize, the issuance will lead to future environmental orders and aftermarket service orders to achieve environmental compliance and to maintain reliability of operating units.

Operating income decreased $0.7 million to $93.7 million in the nine months ended September 30, 2011 compared to $94.4 million in the corresponding period of 2010, primarily attributable to the decrease in revenue discussed above from our new build environmental business. In addition, for the nine months ended September 30, 2010, we experienced higher operating income attributable to the completion and closeout of several projects in our new build steam generation systems business. These decreases were partially offset by an increase in revenues discussed above from our aftermarket services business as well as increased levels of productivity. We also experienced an increase in our selling, general and administrative expenses totaling approximately $0.3 million in the nine months ended September 30, 2011 compared to the corresponding period of 2010, primarily due to higher expenses in support of increased bidding activity on environmental and other new business opportunities, partially offset by a reduction in expenses attributable to cost saving programs. In addition, we experienced a decrease in research and development expenses of $5.4 million in the nine months ended September 30, 2011 compared to the corresponding period of 2010.

Nuclear Operations

Revenues increased 7.3%, or $52.7 million, to $777.5 million in the nine months ended September 30, 2011 compared to $724.8 million in the corresponding period of 2010, primarily attributable to increased activity at our NFS subsidiary totaling $36.7 million and increased activity in the manufacturing of nuclear components for certain U.S. Government programs totaling $16.0 million. A substantial portion of our NFS operation was temporarily shut down during a large portion of the first six months of 2010.

Operating income increased $18.9 million to $127.9 million in the nine months ended September 30, 2011 from $109.0 million in the corresponding period of 2010. Our manufacturing operations contributed $112.8 million to operating income for the nine months ended September 30, 2011, resulting in a $0.6 million increase compared to the corresponding period of 2010. Our NFS subsidiary generated operating income of $15.1 million in the nine months ended September 30, 2011 compared to an operating loss of $3.2 million for the nine months ended September 30, 2010. Included in our NFS subsidiary’s operating income for the nine months ended September 30, 2011 is $10.9 million resulting from a settlement with the previous owner of NFS. In addition, in the nine months ended September 30, 2010 NFS recorded an $8.7 million gain as a result of a change in estimate of an environmental reserve. NFS experienced an increase in operating income of $16.1 million, excluding the impact of the settlement and change in estimate, primarily attributable to the shutdown of a substantial portion of the NFS operations in 2010 and improved contract performance in 2011.

Technical Services

Revenues increased 39.9%, or $25.0 million, to $87.6 million in the nine months ended September 30, 2011 compared to $62.6 million in the corresponding period of 2010, primarily attributable to increased specialty manufacturing scope at our Clinch River facility totaling $3.0 million, increased scope on one of our environmental remediation services contracts totaling $10.8 million, new contract awards for decontamination and decommissioning activities in Kentucky totaling $4.2 million and transition support for additional new contract awards for decontamination and decommissioning in Ohio and Kentucky totaling $7.1 million.

Operating income increased $14.3 million to $47.4 million in the nine months ended September 30, 2011 compared to $33.1 million for the corresponding period of 2010, primarily attributable to an increase in equity in income of investees totaling $7.3 million due to higher fees at one of our government sites of $2.8 million and two new contract awards for decontamination and decommissioning activities in Ohio and Kentucky totaling $4.9 million. In addition, we experienced increases in operating income attributable to increased scope and margins in specialty manufacturing activities at our Clinch River facility totaling $1.6 million, increased scope on one of our environmental remediation services contracts totaling $1.9 million, increased fees at another one of our government locations totaling $1.5 million, and a new award and transition support for new awards for decontamination and decommissioning activities totaling $1.1 million. Additionally, we experienced a decrease in research and development expense of $1.3 million.

Nuclear Energy

Revenues increased 48.7%, or $72.3 million, to $220.7 million in the nine months ended September 30, 2011 compared to $148.4 million in the corresponding period of 2010, primarily attributable to increased activity in our nuclear equipment and nuclear projects businesses totaling $86.0 million. This increase was partially offset by a decrease in revenues attributable to our nuclear services business totaling $15.2 million due in part to differences in the timing of the outage cycle in the current year compared to the nine months ended September 30, 2010.

Operating income decreased $83.4 million to a loss of $108.3 million in the nine months ended September 30, 2011 compared to a loss of $24.9 million in the corresponding period of 2010, primarily attributable to increased costs to complete projects totaling approximately $50.7 million in the nine months ended September 30, 2011 attributable to productivity, scheduling and execution issues. We also experienced $30.2 million of increased research and development costs related to the continued development of nuclear power plants using the B&W mPowerTM reactor, our proprietary small modular reactor technology. In addition, we experienced an increase in our selling, general and administrative expenses totaling $9.1 million as we continue to expand our Nuclear Energy segment and increase our presence in the nuclear energy industry. We also experienced decreases in operating income totaling $8.1 million in our nuclear services business primarily attributable to the decreases in revenues discussed above. These decreases were offset by increases in operating income totaling $11.0 million in our nuclear equipment business attributable to the increase in revenues discussed above and $4.0 million attributable to lower warranty expenses.

The increase in research and development costs discussed above includes recognition of $10.6 million of research and development costs related to the consolidation of GmP, our majority-owned subsidiary overseeing the program to develop the small modular nuclear power plant based on B&W mPowerTM technology. The additional costs represent non-cash, non-deductible expenses related to the value of the in-kind research and development services contributed to the program by GmP’s minority partner.

For any period, the impact to net income attributable to The Babcock & Wilcox Company of these in-kind services will depend on the timing of services provided by the partners. In the nine months ended September 30, 2011, the value of the in-kind services exceeded the amount of research and development costs allocated to the minority partner. As a result, net income attributable to The Babcock & Wilcox Company, after taking into account the non-controlling interest recognition totaling $5.9 million, was negatively impacted in the nine months ended September 30, 2011 by $4.7 million. We expect to recognize a positive impact to net income attributable to The Babcock & Wilcox Company in future periods when the value of the in-kind services received is less than the minority partner’s proportional share of development costs for the period. Over the course of the program, we expect the cumulative net income attributable to The Babcock & Wilcox Company impact related to the recognition of these in-kind services will be $0. Based on GmP’s current research and development program, we expect the accounting for this non-cash item will not impact net income by more than $10.0 million in any future annual periods.

This accounting treatment has also resulted in $4.7 million of non-controlling interest accumulated on our condensed consolidated balance sheets at September 30, 2011. The Company has not incurred a present liability for the in-kind services received as part of the development program and our minority partner does not currently have rights to share in the net assets of B&W or GmP.

Corporate

Unallocated corporate expenses decreased $4.4 million to $17.8 million in the nine months ended September 30, 2011, as compared to $22.2 million for the corresponding period in 2010, primarily attributable to higher expenses for relocation and severance incurred in the nine months ended September 30, 2010 compared to 2011. In addition, we experienced reduced legal expenses and lower expenses associated with information technology activities in the nine months ended September 30, 2011 compared to the corresponding period of 2010.

Other Income Statement Items

Interest expense decreased $8.8 million to $2.5 million in the nine months ended September 30, 2011 primarily due to a decrease in interest expense attributable to intercompany borrowings in the corresponding period in 2010 that were in existence prior to the spin-off.

Other—net increased by $17.6 million to income of $4.1 million in the nine months ended September 30, 2011 from expense of $13.5 million for the corresponding period of 2010 primarily due to higher currency exchange losses recognized in 2010, and income in 2011 attributable to dividends associated with our USEC investment.

Provision for Income Taxes

For the nine months ended September 30, 2011, our provision for income taxes decreased $19.6 million to $45.4 million, while income before provision for income taxes decreased $20.2 million. Our effective tax rate for the nine months ended September 30, 2011 was approximately 31.3% as compared to 39.3% for the nine months ended September 30, 2010. The decrease in our effective tax rate is primarily attributable to increased tax benefits and deductions totaling $5.9 million partially offset by $10.6 million of in-kind research and development expenses which are non-deductible for tax purposes. In addition, in the nine months ended September 30, 2011, we recognized a benefit totaling approximately $ 4.4 million attributable to changes in uncertain tax positions and a $2.5 million benefit attributable to settlements with tax authorities. We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions outside of the U.S. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

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

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In millions)
Power Generation	$1,722	$1,564
Nuclear Operations	2,482	3,152
Technical Services	16	1
Nuclear Energy	428	485

Total Backlog	$4,648	$5,202

We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Power Generation and Technical Services segments.

Of the September 30, 2011 backlog, we expect to recognize revenues as follows:

	2011	2012	Thereafter	Total
	(Unaudited)
	(In approximate millions)
Power Generation	$330	$719	$673	$1,722
Nuclear Operations	270	870	1,342	2,482
Technical Services	9	7	—	16
Nuclear Energy	80	170	178	428

Total Backlog	$689	$1,766	$2,193	$4,648

At September 30, 2011, Power Generation backlog with the U.S. Government was $8.4 million, all of which was fully funded.

At September 30, 2011, Nuclear Operations backlog with the U.S. Government was $2.5 billion, which was substantially fully funded.

At September 30, 2011, Technical Services backlog with the U.S. Government was $15.6 million, all of which was fully funded.

At September 30, 2011, Nuclear Energy had no backlog with the U.S. Government.

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

The Credit Agreement is guaranteed by substantially all of BWICO’s wholly owned domestic subsidiaries. Following the completion of the spin-off of B&W, B&W became the borrower under the Credit Agreement and substantially all of B&W’s wholly owned domestic subsidiaries (including BWICO) that were not already guarantors under the Credit Agreement became guarantors. Obligations under the Credit Agreement are secured by first-priority liens on certain assets owned by BWICO and the guarantors (other than BWX Technologies, Inc. (“BWXT”) and its subsidiaries). Following completion of the spin-off of B&W, B&W and its wholly owned domestic subsidiaries that became guarantors under the Credit Agreement granted liens on certain assets owned by them. If the corporate family rating of B&W and its subsidiaries from Moody’s is Baa3 or better (with a stable outlook or better), the corporate rating of B&W and its subsidiaries from S&P is BBB- or better (with a stable outlook or better), and certain other conditions are met, the liens securing obligations under the Credit Agreement will be released, subject to reinstatement upon the terms set forth in the Credit Agreement.

The Credit Agreement requires only interest payments on a quarterly basis until maturity. The borrower under the Credit Agreement may prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), and re-borrow subject to certain notice requirements.

The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures. At September 30, 2011, we were in compliance with all of the covenants set forth in the Credit Agreement.

Loans outstanding under the Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 2.50% to 3.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 1.50% to 2.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. The borrower under the Credit Agreement is charged a commitment fee on the unused portions of the Credit Agreement and that fee varies between 0.375% and 0.625% per year depending on the credit ratings of the Credit Agreement. Additionally, the borrower under the Credit Agreement is charged a letter of credit fee of between 2.50% and 3.50% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. The borrower under the Credit Agreement also pays customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, BWICO paid certain upfront fees to the lenders thereunder, and BWICO paid certain arrangement and other fees to the arrangers and agents of the Credit Agreement. At September 30, 2011, there were no borrowings outstanding but letters of credit issued under the Credit Agreement totaled $221.4 million. At September 30, 2011, there was $478.6 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. The applicable interest rate at September 30, 2011 under this facility was 4.75% per year.

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

Other Arrangement

Certain foreign subsidiaries of Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”) have credit arrangements with various commercial banks and other financial institutions for the issuance of bank guarantees in association with contracting activity. The aggregate value of all such bank guarantees as of September 30, 2011 was $34.5 million.

B&W and certain of its subsidiaries have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2011, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $299.6 million. Approximately $76.2 million of these bonds are also subject to general agreements of indemnity executed by MII and certain subsidiaries of B&W (including B&W PGG) prior to the spin-off. Any claim successfully asserted against a surety by a bond obligee under a bond issued pursuant to the agreements of indemnity executed prior to our spin-off would likely be recoverable from MII and B&W PGG under such indemnity agreements and we have agreed to indemnify MII from and against any such recovery from it.

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $116.1 million to $362.4 million at September 30, 2011 from $478.5 million at December 31, 2010 primarily due to cash used in investing and operating activities.

Our working capital increased by $73.5 million to $300.8 million at September 30, 2011 from $227.3 million at December 31, 2010, primarily due to increases in accounts receivable, the net amount of contracts in progress and advance billings on contracts and prepaid expenses, partially offset by a net decrease in cash and short-term investments.

Our net cash used in operating activities was $45.7 million in the nine months ended September 30, 2011, compared to $38.5 million for the nine months ended September 30, 2010. This increase in cash used was primarily attributable to changes in our accounts receivable, accrued and current liabilities and accrued employee benefits, partially offset by changes in net contracts in progress and advance billings, accounts payable and current and deferred income taxes.

Our net cash used in investing activities increased by $19.2 million to $89.0 million in the nine months ended September 30, 2011 from $69.8 million in the nine months ended September 30, 2010. This increase in net cash used in investing activities was primarily attributable to cash received in the same period of 2010 for settlement of a note receivable, partially offset by cash used in the prior period for acquisitions.

Our net cash provided by financing activities increased by $191.3 million to cash provided by financing activities of $7.7 million in the nine months ended September 30, 2011 from $183.6 million used in financing activities for the nine months ended September 30, 2010. This increase in net cash provided by financing activities was primarily attributable to payments in the same period of 2010 of a dividend and settlement of a note payable.

At September 30, 2011, we had restricted cash and cash equivalents totaling approximately $48.8 million, $6.8 million of which was held in restricted foreign accounts, $4.1 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets) and $37.9 million of which was held to meet reinsurance reserve requirements of our captive insurer.

At September 30, 2011, we had investments with a fair value of $56.1 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid instruments. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss.

See Note 1 to our unaudited condensed consolidated and combined financial statements included in this report for information on new and recently adopted accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2010 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our nuclear operations are subject to various safety-related requirements imposed by the U.S. Government, the DOE and the NRC. In the event of non-compliance, these agencies might increase regulatory oversight, impose fines or shut down our operations, depending upon the assessment of the severity of the situation. Revised security and safety requirements promulgated by these agencies could necessitate substantial capital and other expenditures. In December 2009, we temporarily suspended certain of the operations of NFS in consultation with the NRC following the occurrence of two separate incidents that we reported to the NRC in late 2009. The production operations and highly enriched uranium downblending facility are now fully operational. The commercial development line was brought back on-line during the third quarter of 2011. That line represented less than 0.5% of our combined revenues in 2009. The impact of the shutdown on operating income was approximately $10.0 million in the twelve months ended December 31, 2010. There can be no assurance that we will not have to suspend our operations in the future to implement additional changes to enhance our safety controls and processes in order to comply with applicable laws and regulations.

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

As a result of the recent earthquake, tsunami and nuclear incidents in Japan, specifically the Fukushima-Daiichi nuclear power generation facilities, it may be more difficult in the U.S. and internationally for political, regulatory, public relations and other reasons for our customers to continue operating or construct new nuclear power generation facilities. This uncertainty could adversely affect the demand for nuclear power and our business and prospects in the nuclear power generation industry. We currently have and are actively pursuing commercial nuclear projects, portions of which are included in our backlog ($428 million as of September 30, 2011). While we have not experienced any delays in current or proposed nuclear projects to date, there can be no assurance that the uncertainty in the nuclear industry will not lead to delays in or cancellations to these or other projects, which may have a material adverse affect on our future revenues and earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended September 30, 2011, all of which involved repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2011—July 31, 2011	40,668	$25.00	not applicable	not applicable
August 1, 2011—August 31, 2011	3,893	$22.25	not applicable	not applicable

Total	44,561	$24.76	not applicable	not applicable

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

During the quarter ended September 30, 2011, we did not receive any citation or order from the MSHA involving the Revloc Sites relating to:

•

a violation of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal mine safety or health hazard under Section 104(a) of the Mine Safety Act;

•	an order issued under Section 104(b) of the Mine Safety Act;

•	an unwarrantable failure of the mine operator to comply with mandatory health or safety standards under Section 104(d) of the Mine Safety Act;

•	a flagrant violation under Section 110(b)(2) of the Mine Safety Act; or

•	an imminent danger order issued under Section 107(a) of the Mine Safety Act.

As of September 30, 2011, we had no matters pending before the Federal Mine Safety and Health Review Commission.

In addition, during the quarter ended September 30, 2011, there were no mining-related fatalities at the Revloc Sites and we did not receive any written notice from MSHA involving the Revloc Sites of a pattern of violations, or the potential to have such a pattern, of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal mine health or safety hazards under Section 104(e) of the Mine Safety Act.

Item 6. Exhibits

Exhibit 2.1*—Master Separation Agreement, dated as of July 2, 2010, between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

Exhibit 3.1*—Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

Exhibit 3.2*—Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

Exhibit 10.1—The Babcock & Wilcox Company Defined Contribution Restoration Plan, effective January 1, 2012.

Exhibit 10.2—First Amendment to Standstill Agreement, dated as of August 15, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc.

Exhibit 10.3—Second Amendment to Standstill Agreement, dated as of September 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc.

Exhibit 31.1—Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

Exhibit 31.2—Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

Exhibit 32.1—Section 1350 certification of Chief Executive Officer.

Exhibit 32.2—Section 1350 certification of Chief Financial Officer.

101.INS—XBRL Instance Document

101.SCH—XBRL Taxonomy Extension Schema Document

101.CAL—XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB—XBRL Taxonomy Extension Label Linkbase Document

101.PRE—XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF—XBRL Taxonomy Extension Definition Linkbase Document

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
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)

November 7, 2011

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Master Separation Agreement, dated as of July 2, 2010, between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.1*	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2*	Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.1	The Babcock & Wilcox Company Defined Contribution Restoration Plan, effective January 1, 2012.

10.2	First Amendment to Standstill Agreement, dated as of August 15, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc.

10.3	Second Amendment to Standstill Agreement, dated as of September 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.
+	Management or compensatory contract.