Form 10-K
period 2011-12-31
Babcock & Wilcox Co
filed 2012-02-29
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☑     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2011) was approximately $3.2 billion.

The number of shares of the registrant’s common stock outstanding at January 31, 2012 was 118,147,466.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Business Segments

We operate in four business segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy.

Our reportable segments reflect changes we made during the first quarter of 2011in the manner for which our segment operating information is reported for purposes of assessing operating performance and allocating resources. Prior to 2011 we reported two segments: Power Generation Systems and Government Operations. Our former Power Generation Systems segment has been divided into the Power Generation and Nuclear Energy segments. Our former Government Operations segment has been divided into the Nuclear Operations and Technical Services segments. The change in our reportable segments had no impact on our previously reported consolidated and combined results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously report historical financial information and related disclosures included in this report. For financial information about our segments, see Note 17 to our consolidated and combined financial statements included in this report.

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

We support primarily fossil operating plants with a wide variety of additional services, including the installation of new systems and replacement parts, engineering services, construction, inspection, maintenance and field technical services, such as condition assessments and inventory services. We offer a wide range of construction services through a wholly owned subsidiary including erection of utility and industrial boiler plants, installations of cogeneration facilities and pollution control equipment, such as selective catalytic reduction systems and flue gas desulfurization scrubbers.

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

Our Power Generation segment’s products and services are capital intensive. As such, customer demand is heavily affected by the variations in our customers’ business cycles and by the overall economies of the countries in which they operate.

For further details regarding our Power Generation segment’s facilities, see Item 2, “Properties.”

Nuclear Operations

Through this segment, we engineer, design and manufacture precision naval nuclear components and reactors for the U.S. Department of Energy (“DOE”)/National Nuclear Security Administration’s (“NNSA”) Naval Nuclear Propulsion Program.

Our Nuclear Operations segment specializes in the design and manufacture of close-tolerance and high-quality equipment for nuclear applications. In addition, we are a leading manufacturer of critical nuclear components, fuels and assemblies for government and commercial uses. We have supplied nuclear components for DOE programs since the 1950s, and we are the largest domestic supplier of research reactor fuel elements for colleges, universities and national laboratories. We also convert or downblend high-enriched uranium into low-enriched fuel for use in commercial reactors to generate electricity. In addition, we have over 100 years of experience in supplying heavy fabrications for industrial use, including components for defense applications.

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

Our Nuclear Operations segment’s manufacturing operations are generally capital intensive. The demand for nuclear components by the U.S. Government determines a substantial portion of this segment’s backlog. We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future; however, such orders are subject to defense department budget constraints.

For further details regarding our Nuclear Operations segment’s facilities, see Item 2, “Properties.”

Technical Services

Through this segment, we provide various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided to the DOE, including the NNSA, the Office of Nuclear Energy, the Office of Science, the Department of Defense and the Office of Environmental Management.

This segment’s principal operations include:

•	managing and operating nuclear production facilities;

•	managing and operating environmental management sites;

•	managing spent nuclear fuel and transuranic waste for the DOE; and

•	providing critical skills and resources for DOE sites.

We manage and operate complex, high-consequence nuclear and national security operations for the DOE and the NNSA, primarily through our joint ventures, as further discussed under the caption “Joint Ventures” below.

Our Technical Services segment’s overall activity primarily depends on authorized spending levels of the DOE, NNSA, the Office of Nuclear Energy, the Office of Science, the Department of Defense and the Office of Environmental Management.

Nuclear Energy

Through this segment, we supply commercial nuclear steam generators and components to nuclear utility customers. In addition, this segment offers a full spectrum of services for steam generators and balance of plant equipment, as well as nondestructive examination and tooling/repair solutions for other plant systems and components.

To further serve the nuclear power industry, through Generation mPower, LLC, a joint venture with Bechtel Power, we are developing the B&W mPower™ reactor, a small modular reactor design with the flexibility to provide between 180 MW to greater than 1,000 MW of electrical power generation (in increments of 180 MW) and the capacity to operate for a four year operating cycle without refueling. We intend to seek U.S. Nuclear Regulatory Commission (“NRC”) certification of the B&W mPower™ reactor in time to begin deploying this technology as early as 2020. We intend to build the nuclear reactor modules in our manufacturing facilities and transport them to customer sites for installation. The modular and scalable design of the B&W mPower™ reactor should allow us to match the generation needs of our customers with the proven performance of existing light water reactor technology. We believe the B&W mPower™ reactor will reduce risks associated with deploying nuclear power and become a flexible, cost-effective solution for meeting increasing electricity needs. Through Generation mPower LLC, we intend to offer integrated nuclear power plants utilizing B&W mPower™ reactors.

This segment specializes in performing full scope, prototype design work coupled with manufacturing integration. The design, engineering and other capabilities of this segment include:

•	steam separation equipment design and development;

•	thermal-hydraulic design of reactor plant components;

•	structural component design for precision manufacturing;

•	materials expertise in high-strength, low-alloy steels, and nickel-based materials;

•	material procurement of tubing, forgings and weld wire; and

•	metallographic and chemical analysis.

Our Nuclear Energy segment’s overall activity primarily depends on our continued successful efforts in developing our B&W mPower™ reactor technology and on the capital expenditures and maintenance spending of nuclear utilities.

Acquisitions and Investments

During 2011, we completed an acquisition for total cash costs of approximately $24.2 million. During 2010, we completed acquisitions and our initial investment in USEC Inc. (“USEC”) for total cash costs of approximately $67.5 million net of cash acquired.

We continue to evaluate growth opportunities achievable through acquisition or consolidation, in addition to pursuing organic growth strategies.

Acquisitions

Anlagenbau und Fördertechnik Arthur Loibl GmbH. In November 2011, a subsidiary within our Power Generation segment acquired Anlagenbau und Fördertechnik Arthur Loibl GmbH (“Loibl”), a German-based manufacturer of material handling equipment for $24.2 million. Loibl expands the products, services and global reach of this segment’s Allen-Sherman-Hoff division, which is one of the world’s leading suppliers of ash handling solutions for the power generation and other industries.

GE Energy Businesses. In April 2010, we acquired the assets of the electrostatic precipitator aftermarket and emissions monitoring business units of GE Energy, a division of General Electric Company, for approximately $21.4 million. This acquisition includes GE Energy’s electrostatic precipitator replacement parts and mechanical components product lines, performance-enhancing hardware, controls and software, remote diagnostics equipment and emissions monitoring products and services. These products and services are used by a wide variety of power generation and industrial customers to monitor and control particulates and other emissions from power plants, factories and other facilities. These business units maintain offices in the United States in Kansas City, Missouri; Folkston, Georgia; Newport News, Virginia; and Hatfield, Pennsylvania; as well as locations in Germany and China, and operates within our Power Generation segment.

Gőtaverken Miljő AB. In January 2010, a subsidiary within our Power Generation segment, B&W Volund, acquired the net assets of Gőtaverken Miljő AB (GMAB), a flue gas cleaning and energy recovery company based in Gothenburg, Sweden. This business complements our B&W Volund subsidiary, a leading supplier of equipment and technologies designed to convert municipal solid waste and biomass into thermal energy.

Investments

USEC Investment. In May 2010, our subsidiary Babcock & Wilcox Investment Company (“BWICO”) entered into an agreement with Toshiba Corporation (which was subsequently assigned to one of its subsidiaries) and USEC Inc. (“USEC”) to make a strategic investment in USEC totaling $200 million payable over three phases. In September 2010, following the satisfaction of certain conditions, including the availability to USEC’s American

Centrifuge project of at least $2.0 billion in uncommitted funds under the DOE’s loan guarantee program for front-end nuclear fuel facilities and the establishment of a joint venture between us and USEC for supply by the joint venture of centrifuges and related equipment for the American Centrifuge project, we made a $37.5 million investment in USEC as part of a definitive agreement for us to make a total $100 million strategic investment in USEC.

In connection with our investment, we received 37,500 shares of USEC Series B-1 12.75% Convertible Preferred Stock and Warrants to purchase 3,125,000 shares of USEC Class B Common Stock at an exercise price of $7.50 per share which are exercisable between January 1, 2015 and December 31, 2016, and a seat on USEC’s board of directors. At December 31, 2011, our investment in USEC, including in-kind dividends, totaled $42.6 million.

In 2011, we entered into a standstill agreement with USEC and Toshiba when it became apparent that USEC would not be able to satisfy the closing conditions applicable to the second phase of the strategic investment. Pursuant to the standstill agreement, each party agreed not to exercise its right to terminate the strategic investment agreement for a limited standstill period, as subsequently extended. USEC has been unable to satisfy the closing conditions to the second and third phases of the strategic investment and the limited standstill period, as extended, has expired. Currently, BWICO, Toshiba and USEC each have the right to terminate their obligations under the original strategic investment agreement. USEC has recently announced that they are continuing to work with Congress and the DOE to find additional funding for the research, development and demonstration (“RD&D”) program to support the American Centrifuge project for the remainder of U.S. Government fiscal year 2012. Interim funding for the RD&D program is currently only available through March 2012. USEC has also previously announced that they are working with their lenders to refinance their revolving credit facility, which matures on May 31, 2012, and has cautioned that no assurances can be given that USEC will be able to refinance the revolving credit facility on terms favorable to USEC or at all and that the timing of any renewal or replacement is uncertain. We continue to monitor these developments and evaluate what impact these developments could have on our investment, as we concurrently negotiate with USEC and Toshiba pending successful efforts by USEC to secure additional RD&D funding for the American Centrifuge project and renew or replace their revolving credit facility. We can provide no assurance that our negotiations will be successful. We will continue to evaluate our investment in USEC as new facts become available.

Contracts

We execute our contracts through a variety of methods, including fixed-price, cost-plus, target price cost incentive, cost-reimbursable or some combination of those methods. Contracts are usually awarded through a competitive bid process. Factors that customers may consider include price, plant or equipment availability, technical capabilities of equipment and personnel, efficiency, safety record and reputation.

Fixed-price contracts are for a fixed amount to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work. For further specification see “Risk Factors – We are subject to risks associated with contractual pricing in our industries, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses” in Item 1A of this report.

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

We generally recognize our contract revenues and related costs on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments in profit proportionate to the percentage of completion in the period when we revise those estimates. To the extent that these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material. For the majority of parts orders and certain after market services activities, we recognize revenues as goods are delivered and work is performed.

Our contracts with the U.S. Government are subject to annual funding determinations. In addition, contracts between the U.S. Government and its prime contractors usually contain standard provisions for termination at the convenience of the U. S. Government or the prime contractor. The contracts for the management and operation of U.S. Government facilities are awarded through a complex and protracted procurement process. These contracts are generally structured as five-year contracts with five-year renewal options, which are exercisable by the customer, or include provisions whereby the contract durations can be extended as a result of the achievement of certain performance metrics. These are cost-reimbursement contracts with a U.S. Government credit line with some corporate-funded working capital required. However, many new contracts currently in the bidding process and recently awarded have a different structure. While such contracts remain cost-reimbursement contracts, the contractor is required to supply working capital and be reimbursed by the U.S. Government through regular invoicing. These contracts include a fee primarily based on performance, which is evaluated annually. As a U.S. Government contractor, we are subject to federal regulations under which our right to receive future awards of new federal contracts would be unilaterally suspended or barred if we were convicted of a crime or indicted based on allegations of a violation of specific federal statutes. In addition, some of our contracts with the U.S. Government require us to provide advance notice in connection with any contemplated sale or shut down of the relevant facility. In each of those situations, the U.S. Government has an exclusive right to negotiate a mutually acceptable purchase of the facility.

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

Backlog

Backlog represents the dollar amount of revenue we expect to recognize in the future from contracts awarded and in progress. Not all of our expected revenue from a contract award is recorded in backlog for a variety of reasons, including that some projects are awarded and completed within the same fiscal quarter.

Backlog is not a measure defined by generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers.

We generally include expected revenue of contracts in our backlog when we receive written confirmation from our customers.

Our backlog at December 31, 2011 and 2010 was as follows:

	December 31,		December 31,
	2011		2010
	(Unaudited) (Dollars in millions)
Power Generation	$1,947	37%	$1,564	30%
Nuclear Operations	2,995	56%	3,152	61%
Technical Services	14	—%	1	—%
Nuclear Energy	383	7%	485	9%

Total Backlog	$5,339	100%	$5,202	100%

Of the December 31, 2011 backlog, we expect to recognize revenues as follows:

	2012	2013	Thereafter
	(Unaudited) (In approximate millions)
Power Generation	$1,065	$480	$402
Nuclear Operations	1,040	840	1,115
Technical Services	14	—	—
Nuclear Energy	200	170	13

Total Backlog	$2,319	$1,490	$1,530

As of December 31, 2011, our backlog with the U.S. Government, primarily attributable to our Nuclear Operations segment, was approximately $3.0 billion (of which $641.2 million has been awarded but not yet been funded), or approximately 56% of our total consolidated backlog. We do not include the value of our unconsolidated joint venture contracts in backlog, which may be material. These unconsolidated joint ventures are included in our Power Generation and Technical Services segments. See Note 3 to our consolidated and combined financial statements included in this report for financial information on our equity method investments.

During the year ended December 31, 2011, the U.S. Government awarded new orders of approximately $980.4 million to us, $882.2 of which pertains to our Nuclear Operations segment. Major new awards from the U.S. Government are typically received during the fourth quarter of each year, following congressional approval of the budget for the government’s next fiscal year, which starts October 1.

Competition

The competitive environments in which each segment operates are described below.

Power Generation. With more than 140 years of experience, we provide advanced steam generating equipment, emissions control equipment and services. Having supplied worldwide capacity of more than 300,000 megawatts and some of the world’s largest and most efficient steam generating systems, we have a competitive advantage in our experience and technical capability to reliably convert a wide range of fuels to steam. Our strong, installed base in North America also yields competitive advantages in after-market services, although this segment of the market is highly competitive and price sensitive. Through this segment, we compete with a number of domestic and foreign-based companies specializing in steam-generating systems technology, equipment and services, including Alstom S.A., Doosan Babcock, Babcock Power, Inc., Foster Wheeler AG., and Hitachi, Ltd.; a variety of engineering and construction companies with respect to the installation of steam-generating systems; a number of additional companies in the markets for environmental control equipment and related specialized industrial equipment and in the independent power-producing business; and other suppliers of replacement parts, repair and alteration services and other services required to retrofit and maintain existing steam systems. The primary bases of competition for this segment are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.

Nuclear Operations. We have specialized technical capabilities that have allowed us to be a valued supplier of nuclear components and fuel for the U.S. Government’s naval nuclear fleet since the 1950s. Because of the technical standards required to meet U.S. Government contracting requirements for nuclear components, and the barriers to entry present in this type of environment, there are few, if any, competitors that presently exist in this segment. The primary bases of limited competition for this segment are price, technical capabilities and quality of products and services.

Technical Services. Through this segment, we are engaged in a highly competitive business through our management and operation of U.S. Government facilities. Many of our government contracts are bid as a joint venture with one or more companies, in which we may have a majority or a minority position. The performance of the prime or lead contractor can impact our reputation and our future competitive position with respect to that particular project and customer. Our primary competitors in the delivery of goods and services to the U.S.

Government and the operation of U.S. Government facilities include Bechtel National, Inc., URS Corporation, CH2M Hill, Inc., Fluor Corporation, Lockheed Martin Corporation, Jacobs Engineering Group, Inc., EnergySolutions, Inc. and Northrop Grumman Corporation. The primary bases of competition for this segment are price, performance, availability of key personnel and technical capabilities.

Nuclear Energy. Our Nuclear Energy segment supplies commercial nuclear steam generators and components. In addition, this segment is actively designing the modular and scalable B&W mPowerTM reactor. B&W has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. With manufacturing operations in the U.S. and Canada, this segment is the only heavy nuclear component manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering and maintenance services and power plant construction. Through this segment, we compete with a number of companies specializing in nuclear capabilities including AREVA Inc., The Shaw Group Inc. and Westinghouse. The primary bases of competition for this segment are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.

Joint Ventures

We participate in the ownership of a variety of entities with third parties, primarily through corporations, limited liability companies and partnerships, which we refer to as “joint ventures.” Our Power Generation segment enters into joint ventures primarily to enhance its manufacturing, design and global production operations. Through several joint venture arrangements, our Technical Services segment manages and operates nuclear facilities and associated plant infrastructure, manufactures components and assembles/dismantles nuclear devices, constructs large capital facilities, provides safeguards and security for inventory and assets, supports and conducts research and development for advanced energy technology and manages environmental programs for the DOE and the NNSA. We generally account for our investments in joint ventures under the equity method of accounting. Certain of our unconsolidated joint ventures are described below.

Power Generation

•

Ebensburg Power Company & Ebensburg Investors Limited Partnership. Through these entities, which were formed by subsidiaries within our Power Generation segment and ESI Energy, Inc. in 1992, we own an interest in and operate a combined solid waste and cogeneration facility located in Cambria County near Ebensburg, Pennsylvania. This facility uses bituminous waste coal for its primary fuel and sells generated electricity to a utility and steam to a hospital.

•

Halley & Mellowes Pty. Ltd. Diamond Power International, Inc., one of our wholly owned subsidiaries, owns an interest in this Australian company, which was formed in 1984. Halley & Mellowes Pty. Ltd. sells soot blowers, boiler cleaning equipment, valves and material handling equipment, all of which are complementary to Diamond Power’s product lines.

•

Babcock & Wilcox Beijing Company, Ltd. We own equal interests in this entity with Beijing Jingcheng Machinery Electric Holding Company, Ltd. Babcock & Wilcox Beijing Company, Ltd. was formed in 1986 and is located in Beijing, China. Its main activities are the design, manufacturing, production and sale of various power plant and industrial boilers. It operates the largest heavy drum shop in northern China. This entity expands our markets internationally and provides additional capacity to our Power Generation segment’s boiler business.

•

Thermax Babcock & Wilcox Energy Solutions. In June 2010, one of our subsidiaries and Thermax Ltd., a boiler manufacturer based in India, formed a joint venture to build subcritical and highly efficient supercritical boilers and pulverizers for the Indian utility boiler market. We intend to license to the joint venture our technology for subcritical boilers 300 MW and larger, highly efficient supercritical boilers and coal pulverizers. The joint venture has purchased land on which it began constructing a new 3,000 MW pressure parts facility in India, which we expect to be operational by the end of 2012.

Technical Services

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

•

Los Alamos National Laboratory. Since 2006, the Los Alamos National Security, LLC, a limited liability company formed in 2005 with the University of California, Bechtel National, Inc., URS Corporation and Babcock & Wilcox Technical Services Group, Inc. (“B&W TSG”), has managed and operated the Los Alamos National Laboratory, a premier national security research institution, delivering scientific and engineering solutions for the nation’s most crucial and complex problems. Located in New Mexico, the Los Alamos National Laboratory conducts ongoing research and development on the measures necessary for certifying the safety and reliability of nuclear devices without the use of nuclear testing for the U.S. Government.

•

Lawrence Livermore National Laboratory. Lawrence Livermore National Security, LLC, a limited liability company formed in 2006 with the University of California, Bechtel National, Inc., URS Corporation and B&W TSG, manages and operates Lawrence Livermore National Laboratory located in Livermore, California. The laboratory serves as a national resource in science and engineering, focused on national security, energy, the environment and bioscience, with special responsibility for nuclear devices.

•

Savannah River Liquid Waste Disposition Program. In July 2009, Savannah River Remediation, a limited liability company formed by URS Corporation, Bechtel National, Inc., CH2M Hill Constructors, Inc. and B&W TSG, became the liquid waste contractor for the DOE’s Savannah River Site located in Aiken, South Carolina. The objective of this program is to achieve closure of the Savannah River Site liquid waste tanks in compliance with the Federal Facilities Agreement, utilizing the Defense Waste Processing Facility and Saltstone Facility.

•

Nevada National Security Site. In 2006, National Security Technologies, LLC (“NSTec”), a limited liability company formed by Northrop Grumman Corporation, AECOM, CH2M Hill and B&W TSG began management and operation at the Nevada Test Site and its related facilities and laboratories for the DOE. Located in Las Vegas, Nevada, NSTec works on projects for other federal agencies such as the Defense Threat Reduction Agency, NASA, the NRC and the U.S. Air Force, Army, and Navy. Missions include defense experimentation and stockpile stewardship, homeland security and defense applications and environmental management.

•

Isotek Systems. Isotek Systems, LLC is a limited liability company formed by EnergySolutions, Inc., Nuclear Fuel Services, Inc. (“NFS”) and Burns and Roe Enterprises, Inc. Isotek received a contract in 2003 from the DOE to downblend enriched uranium-233 and extract isotopes that show promise in the treatment of deadly cancers at the Oak Ridge National Laboratory in Oak Ridge, Tennessee. This contract is part of an initiative to clean up Cold War legacy sites. We sold our interest in Isotek Systems in January of 2012.

•

Decontamination & Decommissioning Services. B&W Shaw Remediation, LLC is a limited liability company formed by B&W TSG, and Shaw Environmental & Infrastructure Inc. to provide environmental remediation services for the Bechtel Marine Propulsion Corporation at the Knolls Atomic Power Laboratory in New York, the Bettis Atomic Power Laboratory in Pennsylvania and the Naval Reactor Facility in Idaho.

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

•

Advanced Mixed Waste Treatment Project (“AMWTP”). Integrated Treatment Group (“ITG”) is a limited liability company we formed with URS Energy & Construction and EnergySolutions Federal Services, Inc. ITG is responsible for management and operations at the DOE’s AMWTP located in Idaho Falls, Idaho. AMWTP’s purpose is to safely process and dispose of transuranic waste and mixed low-level waste at the Department’s Idaho Site Transuranic Storage Area while maintaining a fully operational facility.

•

West Valley Demonstration Project Phase I Decommissioning and Facility Disposition (“WVDP”). CH2M Hill-B&W West Valley (“CHBWV”) is a limited liability company formed by CH2MHILL Constructors, Inc., B&W TSG and Environmental Chemical Corporation. Services provided include project management and support services, site operations, maintenance, utilities, high-level waste canister relocation, facility disposition, waste tank farm management, NRC-licensed disposal area management, waste management and nuclear materials disposition and safeguards and security.

Foreign Operations

Our Nuclear Operations and Technical Services segments generate substantially all of their revenues from customers within the U.S. We have foreign operations in our Power Generation and Nuclear Energy segments. Our Canadian operations serve the North American electric utility, industrial power and global nuclear utility markets. Our operations in Denmark provide comprehensive services to companies in the waste-to-energy sector of the power generation market. Our joint venture in China primarily serves the power generation needs of the Chinese domestic and other utility markets. The functional currency of these entities is not the U.S. Dollar, and as a result, we are subject to exchange rate fluctuations that impact our financial position, results of operations and cash flows. Our combined Power Generation and Nuclear Energy segment revenues, net of intersegment revenues, and income derived from operations located outside of the United States, as well as the approximate percentages of our total consolidated and combined revenues and total consolidated and combined segment income, respectively, for each of the last three years were as follows (dollars in thousands):

	Revenues		Segment Income
	Amount	Percent of Consolidated	Amount	Percent of Consolidated
Year ended December 31, 2011	$641,612	22%	$98,419	38%
Year ended December 31, 2010	$539,548	20%	$92,351	31%
Year ended December 31, 2009	$483,408	17%	$72,311	23%

Our revenues exclude revenues attributable to our joint ventures accounted for under the equity method of accounting, while our segment income includes results from joint ventures accounted for under the equity method.

For additional information on the geographic distribution of our revenues, see Note 17 to our consolidated and combined financial statements included in this report.

Customers

We provide our products and services to a diverse customer base, including utilities and other power producers, businesses in various process industries, such as pulp and paper mills, petrochemical plants, oil refineries and steel mills and the U.S. Government. Our largest customers, as a percentage of our total consolidated and combined revenues, during the years ended December 31, 2011 and 2010 were as follows:

Year Ended December 31, 2011:
U.S. Government	38%
American Electric Power Company, Inc.	6%

Year Ended December 31, 2010:
U.S. Government	39%
American Electric Power Company, Inc.	7%

The U.S. Government is the primary customer of our Nuclear Operations and Technical Services segments. Revenues from the U.S. Government comprised 98% and 99% of segment revenues for the years ended December 31, 2011 and 2010, respectively, in our Nuclear Operations segment. Revenues from the U.S. Government comprised 74% and 70% of segment revenues for the years ended December 31, 2011 and 2010, respectively, in our Technical Services segment.

Our non-U.S. Government customers that account for a significant portion of revenues in one year may represent an immaterial portion of revenues in subsequent years.

Raw Materials and Suppliers

Our operations use raw materials, such as carbon and alloy steels in various forms and components and accessories for assembly, which are available from numerous sources. We generally purchase these raw materials and components as needed for individual contracts. Our Power Generation and Nuclear Energy segments do not depend on a single source of supply for any significant raw materials. Our Nuclear Operations segment relies on several single-source suppliers for materials used in its products. We believe these suppliers are viable, and we and the U.S. Government expend significant effort to maintain the supplier base for our Nuclear Operations segment.

Although shortages of some raw materials have existed from time to time, no serious shortage exists at the present time.

Employees

At December 31, 2011, we employed approximately 12,700 persons worldwide, not including approximately 10,400 joint venture employees. Approximately 3,700 of our employees were members of labor unions at December 31, 2011. Many of our operations are subject to union contracts, which we customarily renew periodically. We consider our relationships with our employees to be satisfactory.

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

Research and Development Activities

Our principal research and development activities are conducted primarily in Barberton, Ohio and Lynchburg, Virginia, and at our various manufacturing plants and engineering and design offices. Our Barberton facility is a world-class institution for the advancement and development of energy conversion and combustion systems, environmental emissions control processes, materials selection and manufacturing technologies for the power generation industry. Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge to research and development cost the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation and Nuclear Energy segments and include costs related to the development of carbon capture and sequestration (“CCS”) technology and our modular nuclear reactor business, B&W mPowerTM. Research and development activities (including in-kind research and development services described below) totaled $163.0 million, $102.1 million and $78.3 million in the years ended December 31, 2011, 2010 and 2009, respectively, which include amounts paid for by our customers of $56.6 million, $32.9 million and $25.1 million, respectively. We expect to continue significant spending on research and development projects, as we continue development of our CCS technology and the B&W mPowerTM reactor technology and other commercial nuclear development projects. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants.

During the year ended December 31, 2011, we recognized $16.6 million of research and development costs (included above) related to the consolidation of Generation mPower LLC (“GmP”), our majority-owned subsidiary formed in February of 2011, overseeing the program to develop the small modular nuclear power plant based on B&W mPowerTM technology. These costs represent non-cash, non-deductible expenses related to the value of the in-kind research and development services contributed to the program by GmP’s minority partner.

For any period, the impact to net income attributable to The Babcock & Wilcox Company of these in-kind services will depend on the timing of services provided by our partners. In the year ended December 31, 2011, the value of the in-kind services exceeded the amount of research and development costs allocated to the minority partner. As a result, net income attributable to The Babcock & Wilcox Company, after taking into account the non-cash non-controlling interest recognition totaling $8.6 million, was negatively impacted in the year ended December 31, 2011 by $8.0 million.

This accounting treatment has also resulted in $8.0 million of non-controlling interest accumulated on our consolidated balance sheet at December 31, 2011. We have not incurred a liability for the in-kind services received as part of the development program and our minority partner does not currently have rights to share in the net assets of B&W or GmP.

Hazard Risks and Insurance

Our operations present risks of injury to or death of people, loss of or damage to property and damage to the environment. We have created loss control systems to assist us in the identification and treatment of the hazard risks presented by our operations, and we endeavor to make sure these systems are effective.

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

Our operations in designing, engineering, manufacturing, constructing and servicing nuclear power equipment and components for our commercial nuclear utility customers, subject us to various risks, including, without limitation, damage to our customer’s property and third party claims for personal injury, environmental liability, death and property damage. To protect against liability for damage to a customer’s property, we endeavor to obtain waivers of liability and subrogation from the customer and its insurer and are usually named as an additional insured under the utility customer’s nuclear property policy. We also attempt to cap our overall liability in our contracts. To protect against liability from claims brought by third parties, we are insured under the utility customer’s nuclear liability policies and have the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act. The Price-Anderson Act limits the public liability of U.S. manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of a certain amount. This amount is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where we provide environmental remediation services, we seek the same protection from our customers as we do for our other nuclear activities. The Price-Anderson Act, as amended, includes a sunset provision and requires renewal each time that it expires. Contracts that were entered into during a period of time that Price-Anderson was in full force and effect continue to receive the benefit of the Price-Anderson Act’s nuclear indemnity. The Price-Anderson Act is set to expire on December 31, 2025. We also provide nuclear fabrication and other services to the nuclear power industry in Canada. Canada’s Nuclear Liability Act generally conforms to international conventions and is conceptually similar to the Price-Anderson Act in the United States. Accordingly, indemnification protections and the possibility of exclusions under Canada’s Nuclear Liability Act are similar to those under the Price-Anderson Act in the United States.

Although we do not own or operate any nuclear reactors, we have some coverage under commercially available nuclear liability and property insurance for our facilities that are currently licensed to possess special nuclear materials. Substantially all of our Nuclear Operations segment contracts involving nuclear materials are covered by and subject to the nuclear indemnity provisions of either the Price-Anderson Act or Public Law 85-804 which, among other things, authorizes the DOE to indemnify certain contractors when such acts would facilitate national defense. However, to the extent the value of the nuclear materials in our care, custody or control exceeds the commercially available limits of our insurance, we potentially have underinsured risk of loss for such nuclear material.

Our Technical Services segment participates in the management and operation of various U.S. Government facilities. This participation is customarily accomplished through the participation in joint ventures with other contractors for any given facility. These activities involve, among other things, handling nuclear devices and their components from the aging stockpile of the U.S. Government. Insurable liabilities arising from these sites are rarely protected by our or our partners’ corporate insurance programs. Instead, we rely on government contractual agreements, insurance purchased specifically for a site and certain specialized self-insurance programs funded by the U.S. Government. The U.S. Government has historically fulfilled its contractual agreement to reimburse its contractors for covered claims, and we expect it to continue this process during our participation in the administration of these facilities. However, in most of these situations in which the U.S. Government is contractually obligated to pay, the payment obligation is subject to the availability of authorized government funds. The reimbursement obligation of the U.S. Government is also conditional, and provisions of the relevant contract or applicable law may preclude reimbursement.

Our wholly owned captive insurance subsidiary provides workers’ compensation, employer’s liability, commercial general liability and automotive liability insurance to support our operations. We may also have business reasons in the future to have our insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. These risks may be considerable in any given year or cumulatively. Our insurance subsidiary has not provided significant amounts of insurance to unrelated parties. Claims, as a result of our operations, could adversely impact the ability of our insurance subsidiary to respond to all claims presented.

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

Our compliance with U.S. federal, state and local environmental control and protection regulations resulted in pretax charges of approximately $13.2 million, $13.0 million and $11.1 million in the years ended December 31, 2011, 2010 and 2009 respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $1.8 million, $0.5 million and $0.7 million in the years ended December 31, 2011, 2010 and 2009 respectively. We expect to spend another $5.3 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future but anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial condition as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, we can provide no assurance that we will not incur significant environmental compliance costs in the future.

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

Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites. During the fiscal year ended March 31, 1995, one of our subsidiaries decided to close its nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the “Parks Facilities”) and proceeded to decommission the facilities in accordance with its then-existing license from the U.S. Nuclear Regulatory Commission (“NRC”). The facilities were subsequently transferred to another subsidiary of ours in the fiscal year ended March 31, 1998, and, during the fiscal year ended March 31, 1999, that subsidiary reached an agreement with the NRC on a plan that provided for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2003. An application to terminate the NRC license for the Parks Township facility was filed, and the NRC terminated the license in 2004 and released the facility for unrestricted use. For a discussion of certain civil litigation we are involved in concerning the Parks Facilities, see Note 10 to our consolidated and combined financial statements included in this report.

We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the U.S. Environmental Protection Agency (the “EPA”) and the NRC.

The NRC’s decommissioning regulations require our Nuclear Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning each of its licensed facilities at the end of its service life. We provided financial assurance aggregating $43.5 million during the year ended December 31, 2011 with existing letters of credit for the ultimate decommissioning of these licensed facilities. These two facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the Erwin, Tennessee facility. These letters of credit are to cover decommissioning required pursuant to work not subject to this DOE obligation.

The demand for power generation services and products can be influenced by state and federal governmental legislation setting requirements for utilities related to operations, emissions and environmental impacts. The legislative process is unpredictable and includes a platform that continuously seeks to increase the restrictions on power producers. Potential legislation limiting emissions from power plants, including carbon dioxide, could affect our markets and the demand for our products and services in our Power Generation segment.

At December 31, 2011 and 2010, we had total environmental reserves, including provisions for the facilities discussed above, of $47.3 million and $43.5 million, respectively. Of our total environmental reserves at December 31, 2011 and 2010, $3.2 million and $2.7 million, respectively, were included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated and combined financial statements.

Cautionary Statement Concerning Forward-Looking Statements

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “seek,” “goal,” “could,” “intend”, “may,” or “should” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	our business strategies;

•	future levels of revenues (including our backlog to the extent it may be viewed as an indicator of future revenues), operating margins, income from operations, net income or earnings per share;

•	anticipated levels of demand for our products and services;

•	future levels of capital, environmental or maintenance expenditures;

•	our beliefs regarding the timing and effects on our businesses of certain environmental legislation, rules or regulations;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets and businesses;

•	our ability to obtain contract security capacity including surety bonds, bank guarantees and letters of credit;

•	our ability to obtain appropriate insurance and indemnities;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

We have based our forward-looking statements on our current expectations, estimates and projections about our industries and our company. We caution that these statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions on spending by the U.S. Government and electric power generating companies;

•	the highly competitive nature of our businesses;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings;

•	our ability to perform projects on time and within budget, in accordance with the schedules established by the applicable contracts with customers;

•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;

•	volatility and uncertainty of the credit markets;

•	our ability to comply with covenants in our credit agreement and other debt instruments and availability, terms and deployment of capital;

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

•

the impact of potential regulatory and industry response affecting the timing and cost of future nuclear development as a result of the damage caused by the March 11, 2011 earthquakes and tsunami on certain of Japan’s nuclear facilities;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	the realization of deferred tax assets;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	a determination by the IRS that the spin-off or certain related transactions should be treated as a taxable transaction;

•	our ability to manage our capital structure, including our access to capital, credit ratings, debt and ability to raise additional financing;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating acquired businesses;

•

our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data;

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

Available Information

Our website address is www.babcock.com. We make available through the Investor Relations section of this website under “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Principles; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Board of Directors Conflicts of Interest Policies and Procedures; Management, Board Members and Independent Director Contact Information; By-laws; and charters for the Audit & Finance, Governance, Compensation and Safety & Security Committees of our Board.

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

We rely on U.S. Government contracts for a large percentage of our revenue, and some of those contracts are subject to continued appropriations by Congress and may be terminated or delayed if future funding is not made available. In addition, the U.S. Government may not renew or may seek to modify our existing contracts.

For the year ended December 31, 2011, we relied on U.S. Government contracts for approximately 38% of our revenue. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits, which could result in withholding or delaying of payments to us. In addition, some of our large, multi-year contracts with the U.S. Government are subject to annual funding determinations and the continuing availability of Congressional appropriations. Although multi-year operations may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal-year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations. In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of products and services. As a result, we are subject to ongoing uncertainties associated with U.S. Government budget restraints and other factors affecting government funding.

In August 2011, Congress enacted the Budget Control Act of 2011, which committed the U.S. Government to significantly reducing the federal deficit over ten years. The Budget Control Act established caps on discretionary spending through 2021. It also established a Joint Committee of Congress to identify an additional $1.2 to $1.5 trillion in deficit reductions by November 23, 2011. The Joint Committee was unable to meet this deadline, triggering a provision that calls for substantial automatic spending cuts split between defense and non-defense programs scheduled to start in 2013 and continue over a nine-year period. While we believe our programs are well aligned with national defense and other strategic priorities, the outcome of efforts underway to prevent the automatic spending cuts is uncertain and certain proposed defense spending reductions, if enacted, could adversely impact programs in which we provide products or services. In addition, these cuts could adversely affect the viability of the suppliers and subcontractors under our programs.

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

Demand for our products and services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic and industry conditions. The global economic downturn that began in 2008 continued to impact us in 2011. Since 2008, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit and other market factors have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth for the foreseeable future. Volatile oil prices, low business and consumer confidence and high unemployment have accompanied the global economic downturn.

As a result of the economic downturn, some of our customers have delayed, curtailed or cancelled proposed and existing projects and may continue to do so, which may decrease the overall demand for our products and services and adversely affect our results of operations.

In addition, our Nuclear Operations and Technical Services segments depend on U.S. Government funding, particularly funding levels at the DOE. Significant changes in the level of funding (for example, the annual budget of the DOE) or specifically mandated levels for individual programs that are important to our business could have an unfavorable impact on us. In addition, if Congress does not pass annual appropriations bills in a timely fashion, spending delays under our U.S. Government contracts may result. Any reduction in the level of U.S. Government funding, particularly at the DOE, may result in, among other things, a reduction in the number and scope of projects put out for bid by the U.S. Government or the curtailment of existing U.S. Government programs, either of which may result in a reduction in the number of contract award opportunities available to us, a reduction of activities at DOE sites and an increase in costs, including the costs of obtaining contract awards.

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

We are engaged in highly competitive industries, and we have priced a number of our projects on a fixed-price basis. Our actual costs could exceed our projections. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, however, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, changes in job conditions, variations in labor and equipment productivity and increases in the cost of labor and raw materials, particularly steel, over the term of the contract. These variations and the risks generally inherent in our industries may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on projects. Some of these risks include:

•

difficulties encountered on our large-scale projects related to the procurement of materials or due to schedule disruptions, equipment performance failures or other factors that may result in additional costs to us, reductions in revenue, claims or disputes;

•	our inability to obtain compensation for additional work we perform or expenses we incur as a result of our customers providing deficient design or engineering information or equipment or materials;

•	requirements to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts; and

•

difficulties in engaging third-party subcontractors, equipment manufacturers or materials suppliers or failures by third-party subcontractors, equipment manufacturers or materials suppliers to perform could result in project delays and cause us to incur additional costs.

Our use of percentage-of-completion method of accounting could result in volatility in our results of operations.

We generally recognize revenues and profits under our long-term contracts on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage of completion in income in the period when we revise those estimates. To the extent these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material. Our current estimates of our contract costs and the profitability of our long-term projects, although reasonably reliable when made, could change as a result of the uncertainties associated with these types of contracts, and if adjustments to overall contract costs are significant, the reductions or reversals of previously recorded revenue and profits could be material in future periods.

Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully bid on and win various contracts.

In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety’s sole discretion. In addition, we have capacity limits under our credit facility for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2011, we had $270.0 million in letters of credit and bank guarantees, and $371.5 million in surety bonds outstanding.

Volatility and uncertainty of the credit markets may negatively impact our ability to obtain financing.

We intend to finance our existing operations and initiatives with cash and cash equivalents, cash flows from operations, and potential borrowings, including under our revolving credit facility. In the past several years, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions, the European credit crisis, new global regulatory requirements to increase the capital and liquidity of financial institutions and an unprecedented level of intervention from the U.S. federal government. These circumstances and events have, at certain times, led to a scarcity of credit, tighter lending standards and higher interest rates on loans. While we believe the credit markets are improving, if adverse national and international economic conditions develop, it is possible that we may not be able to fully draw upon our revolving credit facility and we may not be able to obtain financing on favorable terms.

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

Among our opportunities involving new technologies, we are developing the B&W mPower™ reactor, a small modular reactor designed with the flexibility to provide between 180 MW to greater than 1,000 MW of electrical power generation (in increments of 180 MW), and the capability to operate for a four year cycle without refueling. The development, general and administrative and capital costs to develop and commercialize this technology will require a substantial amount of investment over a period of years. We expect that funding will be authorized at major milestones based on measurable and demonstrated progress, and the funding requirements may vary significantly from period to period. We intend to continue with our plan to seek third-party funding, however, we can provide no assurance that such third-party funding will be provided or that, if provided, it will be sufficient. Commercialization of this technology will require certification from the NRC, which we intend to seek in time to begin deploying this technology as early as 2020. There can be no assurance that we will be successful in addressing all the technological challenges to developing and commercializing this technology or in obtaining the required NRC certification. Furthermore, while there currently are various small reactor competitors with limited capability, the potential exists for other competitors to emerge with competing technologies, in some cases with funding readily available, and we can provide no assurance that those competitors will not develop and commercialize similar or superior technologies sooner than we can or at a significant cost or price advantage.

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

We have a captive insurance company subsidiary that provides us with various insurance coverages. Claims, as a result of our operations, could adversely impact the ability of our captive insurance company subsidiary to respond to all claims presented.

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

As a result of the earthquake, tsunami and nuclear incidents in Japan, specifically the Fukushima-Daiichi nuclear power generation facilities, it may be more difficult in the U.S. and internationally for political, regulatory, public relations and other reasons for our customers to continue operating or constructing new nuclear power generation facilities. This uncertainty could adversely affect the demand for nuclear power and our business and prospects in the nuclear power generation industry. We currently have and are actively pursuing commercial nuclear projects. While we have not experienced any delays in current or proposed nuclear projects to date, there can be no assurance that the uncertainty in the nuclear industry will not lead to delays in or cancellations to these or other projects, which may have a material adverse affect on our future revenues and earnings.

Limitations or modifications to indemnification regulations of the U.S. or foreign countries could adversely affect our business.

The Price-Anderson Act partially indemnifies the nuclear industry against liability arising from nuclear incidents in the United States, while ensuring compensation for the general public. The Price-Anderson Act comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and DOE contractors. Because we provide nuclear fabrication and other services to the DOE relating to its nuclear devices, facilities and other programs and the nuclear power industry in the ongoing maintenance and modifications of its nuclear power plants, including the manufacture of equipment and other components for use in such nuclear power plants, we may be entitled to some of the indemnification protections under the Price-Anderson Act against liability arising from nuclear incidents in the United States. The indemnification authority under the Price-Anderson Act was extended through December 2025 by the Energy Policy Act of 2005. We also provide nuclear fabrication and other services to the nuclear power industry in Canada. Canada’s Nuclear Liability Act generally conforms to international conventions and is conceptually similar to the Price-Anderson Act in the United States. Accordingly, indemnification protections and the possibility of exclusions under Canada’s Nuclear Liability Act are similar to those under the Price-Anderson Act in the United States.

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

We conduct a portion of our operations through joint venture entities, over which we may have limited ability to influence.

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

We often perform projects jointly with third parties. For example, we enter into contracting consortia and other contractual arrangements to bid for and perform jointly on large projects. Success on these joint projects depends in part on whether our co-venturers fulfill their contractual obligations satisfactorily. If any one or more of these third parties fail to perform their contractual obligations satisfactorily, we may be required to make additional investments and provide added services in order to compensate for that failure. If we are unable to adequately address any such performance issues, then our customer may exercise its right to terminate a joint project, exposing us to legal liability, loss of reputation and reduced profit.

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

A substantial portion of our current and retired employee population is covered by pension and post-retirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. Variances from these estimates could have a material adverse effect on us. In addition, funding requirements for benefit obligations of our pension and post-retirement benefit plans are subject to legislative and other government regulatory actions. As of December 31, 2011, our defined benefit pension and post-retirement benefit plans were underfunded by approximately $852.0 million. For additional information regarding our pension plans and postretirement benefits, see Note 6 to the consolidated and combined financial statements for the years ended December 31, 2011, 2010 and 2009 included in this report.

Our internal controls over financial reporting may not be sufficient to achieve all stated goals and objectives.

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

Our Nuclear Operations segment relies on several single-source suppliers, which could, under certain circumstances, adversely affect our revenues and operating results.

Our Nuclear Operations segment relies on several single-source suppliers for materials used in its products. If the supply of a single-sourced material is delayed or ceases, we may not be able to produce the related product in a timely manner or in sufficient quantities, if at all, which could adversely affect our revenues and operating results. In addition, a single-source supplier of a key component could potentially exert significant bargaining power over price, quality, warranty claims, or other terms relating to the single-sourced materials.

Systems and information technology interruption and breaches in data security could adversely impact our ability to operate.

We continue to replace and upgrade current financial and human resources legacy systems with enterprise systems. These activities subject us to inherent costs and risks associated with replacing and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our systems implementations and upgrades may not result in productivity improvements at the levels anticipated, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. This disruption and any other information technology system disruptions and our ability to mitigate those disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on us.

In addition, we face threats to our information technology systems, including attempts to gain unauthorized access to our proprietary or classified information and attacks from computer hackers, viruses, malicious code and other security problems. As a U.S. Government contractor, we may be prone to a greater number of those threats than companies in other industries. We rely on a combination of tailored and industry standard security measures and technology to maintain confidential and proprietary information and protect our information technology systems. However, we cannot guarantee that these measures and technology will adequately protect us from these threats. As a result, we may be required to expend significant resources to further protect against the threat of system disruptions and/or security breaches or to alleviate problems caused by disruptions and/or breaches. Any of these events could have a material adverse effect on our business and financial condition.

Our international operations are subject to political, economic and other uncertainties not generally encountered in our domestic operations.

We derive a growing portion of our revenues and equity in income of investees from international operations. Our international operations are subject to political, economic and other uncertainties not generally encountered in our U.S. operations. These include:

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

Future natural disasters or other events beyond our control could adversely impact our business.

Natural disasters, such as earthquakes, tsunamis, hurricanes, floods, tornados, or other events could adversely impact demand for or supply of our products. In addition, natural disasters could also cause disruption to our facilities, systems or projects, which could interrupt operational processes and performance on our contracts and adversely impact our ability to manufacture our products and provide services and support to our customers. We operate facilities in areas of the world that are exposed to natural disasters, such as, but not limited to, hurricanes, floods and tornados.

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

We are subject to continuing contingent liabilities of MII as a result of the spin-off.

With completion of the spin-off, there are several significant areas where the liabilities of MII may become our obligations. For example, under the Internal Revenue Code of 1986, as amended (the “Code”) and the related rules and regulations, each corporation that was a member of our consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the spin-off is jointly and severally liable for the federal income tax liability of our entire consolidated tax reporting group for that taxable period. We have entered into a tax sharing agreement with a subsidiary of MII that allocates the responsibility for prior period taxes of our consolidated tax reporting group between us and MII and its subsidiaries. However, if the subsidiary of MII were unable to pay, we could be required to pay the entire amount of such taxes. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities.

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

Under the terms of the tax sharing agreement we entered into in connection with the spin-off, are generally responsible for any taxes imposed on us or MII and its subsidiaries in the event that the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment. However, if the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment because of actions or failures to act by MII or its subsidiaries, a subsidiary of MII would be responsible for all such taxes. If we are liable for taxes under the tax sharing agreement, that liability could have a material adverse effect on us.

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

Risks Relating to Ownership of Our Common Stock

We have no current plans to pay regular dividends on our common stock, so you may not receive funds without selling your shares of our common stock.

We have no current intent to pay a regular dividend. Our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of applicable law, contractual restrictions limiting our ability to pay dividends, our earnings and cash flows, our capital requirements, our financial condition and other factors our board of directors deems relevant.

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

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for shares of our common stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

The following table provides the segment name, location and general use of each of our principal properties at December 31, 2011 that we own or lease.

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Power Generation
Barberton, Ohio	Manufacturing facility / administrative office	Owned(1)
West Point, Mississippi	Manufacturing facility	Owned(1)
Lancaster, Ohio	Manufacturing facility	Owned(1)
Copley, Ohio	Warehouse / service center	Owned(1)
Cambridge, Ontario, Canada	Manufacturing facility	Owned
Esbjerg, Denmark	Manufacturing facility	Owned(1)
Dumbarton, Scotland	Manufacturing facility	Owned
Straubing, Germany	Manufacturing facility	Leased (2021)
Guadalupe, NL, Mexico	Manufacturing facility	Leased (2024)
Melville, Saskatchewan, Canada	Manufacturing facility	Owned
Jingshan, Hubei, China	Manufacturing facility	Leased (2013)
Nuclear Operations
Lynchburg, Virginia	Manufacturing facility(3)	Owned
Barberton, Ohio	Manufacturing facility	Owned
Euclid, Ohio	Manufacturing facility	Owned / Leased(2)
Mount Vernon, Indiana	Manufacturing facility	Owned
Erwin, Tennessee	Manufacturing facility	Owned
Technical Services
Lynchburg, Virginia	Administrative office	Leased (2012)
Nuclear Energy
Charlotte, North Carolina	Administrative office	Leased (2019)
Lynchburg, Virginia	Engineering office	Leased (2012)
Cambridge, Ontario, Canada	Manufacturing facility	Owned
Corporate
Charlotte, North Carolina	Administrative office	Leased (2018)

(1)	These properties are encumbered by liens under existing credit facilities.
(2)	We acquired the Euclid facilities through a bond/lease transaction facilitated by the Cleveland Cuyahoga County Port Authority (the “Port”), whereby we acquired a ground parcel and the Port issued bonds, the proceeds of which were used to acquire, improve and equip the facilities, including the acquisition of the larger facility and a 40-year prepaid ground lease for the smaller facility. We are leasing the facilities from the Port with an expiration date of 2014 but subject to certain extension options.
(3)	The Lynchburg, Virginia facility is our Nuclear Operations segment’s primary manufacturing plant and is the nation’s largest commercial high-enriched uranium processing facility. The site is the recipient of the highest rating given by the NRC for license performance. The performance review determines the safe and secure conduct of operations of the facility. The site is also the largest commercial International Atomic Energy Agency-certified facility in the U.S.

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

Item 4. MINE SAFETY DISCLOSURES

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

The Revloc Sites are subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Safety Act”). Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and this Item is included in exhibit 95 to this annual report on Form 10-K.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol BWC. The distribution of B&W common stock was made on July 30, 2010, and consisted of one share of B&W common stock for every two shares of MII common stock as of July 9, 2010, the record date. This completed the spinoff transaction and B&W became a separate publicly traded company. The following table presents the high and low sales prices for our common stock since August 2, 2010:

YEAR ENDED DECEMBER 31, 2011

	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2011	$36.02	$25.60
June 30, 2011	$34.09	$26.23
September 30, 2011	$27.99	$27.99
December 31, 2011	$24.99	$18.91

YEAR ENDED DECEMBER 31, 2010
	SALES PRICE
QUARTER ENDED	HIGH	LOW
September 30, 2010	$25.16	$21.22
December 31, 2010	$26.52	$20.75

We have not paid cash dividends on our common stock and our credit agreement imposes certain restrictions on our ability to pay dividends. Our Board of Directors will evaluate our cash dividend policy from time to time.

As of January 31, 2012, there were approximately 2,589 record holders of our common stock.

The following table provides information on our equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,153,505	$22.68	6,574,260

The following table provides information on our purchases of equity securities during the quarter ended December 31, 2011, all of which involved repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations:

Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2011 – October 31, 2011	28,954	$19.55	not applicable	not applicable
November 1, 2011 – November 30, 2011	5,466	$23.05	not applicable	not applicable
Total	34,420	$20.11	not applicable	not applicable

The following graph provides a comparison of our one year and five-month cumulative total shareholder return through December 2011 to the return of S&P 500 and our custom peer group. The following graph shall not be deemed to be “soliciting material” or “filed” with the SEC or be subject to Regulation 14A or 14C (other than as provided in Item 201 of Regulation S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that B&W specifically incorporates it by reference into such filing.

(1)	Assumes initial investment of $100 on July 31, 2010.

The peer group used for the one year and five-month comparison was comprised of the following companies:

•	AECOM Technology Corporation

•	Chicago Bridge & Iron Company

•	Curtiss-Wright Corporation

•	Emcor Group, Inc.

•	Fluor Corporation

•	Foster Wheeler AG

•	Jacobs Engineering Group, Inc.

•	KBR, Inc.

•	MasTec, Inc.

•	Quanta Services, Inc.

•	Shaw Group, Inc.

•	Tetra Tech, Inc.

•	URS Corporation

Item 6. SELECTED FINANCIAL DATA

	For the Years Ended
	2011	2010	2009	2008	2007
	(In thousands, except for per share amounts)
Revenues	$2,952,040	$2,688,811	$2,854,632	$3,398,574	$3,199,944

Income before Provision for Income Taxes	$234,935	$235,820	$232,301	$432,739	$314,348

Net Income Attributable to The Babcock & Wilcox Company	$169,654	$153,262	$147,764	$323,766	$215,250

Basic Earnings per Common Share(1):
Net Income Attributable to The Babcock & Wilcox Company	$1.44	$1.32	$1.27	$2.79	$1.85

Diluted Earnings per Common Share(1):
Net Income Attributable to The Babcock & Wilcox Company	$1.43	$1.30	$1.26	$2.76	$1.83

Total Assets	$2,789,111	$2,500,510	$2,603,859	$2,506,841	$2,149,636
Current Maturities of Long-Term Debt	$4,653	$4,790	$6,432	$9,021	$6,599
Long-Term Debt	$633	$855	$4,222	$6,109	$10,609

(1)	On July 30, 2010, 116,225,732 shares of our common stock were distributed to MII shareholders to complete our spin-off from MII. For comparative purposes, and to provide a more meaningful calculation of weighted average shares, we have assumed this amount to be outstanding as of the beginning of each prior period presented in our calculation of basic weighted average shares. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at July 30, 2010 were also outstanding at each of the prior periods presented.

In the year ended December 31, 2011, we recorded additional costs totaling approximately $61.8 million ($50.7 million in our Nuclear Energy segment, and $11.1 in our Nuclear Operations segment) respectively, to complete certain projects attributable to changes in estimate due to productivity and scheduling issues. In addition, we recognized a gain totaling approximately $10.7 million attributable to a settlement with the sellers of NFS related to conditions in existence at the acquisition date.

Our historical combined financial information prior to July 2010 reflects our performance as a subsidiary of MII and may not provide a useful indicator of future performance.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements we make in the following discussion, which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Items 1 and 1A of Part I of this report.

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

We operate in four business segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy. We were a wholly owned subsidiary of MII until July 30, 2010 when MII distributed 100% of our outstanding common stock to the MII shareholders. On and prior to July 30, 2010, our financial position, operating results and cash flows consisted of The Babcock & Wilcox Operations of MII, which represented a combined reporting entity comprised of the assets and liabilities involved in managing and operating the Power Generation Systems and Government Operations segments of MII in addition to two captive insurance companies which have been combined and contributed to B&W in conjunction with the spin-off of B&W by MII.

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

Outlook

Power Generation

We expect the backlog of our Power Generation segment of approximately $1.9 billion at December 31, 2011 to produce revenues of approximately $1.1 billion in 2012, not including any change orders or new contracts that may be awarded during the year. Through this segment, we are actively bidding on and, in some cases, beginning preliminary work on projects that we expect will be awarded to us in 2012 subject to successful contract negotiations. These projects are not currently reflected in backlog. Our liquidity position for this segment remains strong, and we expect it to remain so throughout 2012.

Our Power Generation segment’s overall activity depends mainly on the capital expenditures of electric power generating companies and other steam-using industries. This segment’s products and services are capital intensive. As such, customer demand is heavily affected by the variations in customers’ business cycles and by the overall economies of the countries in which they operate.

The recent worldwide credit and economic environment, as well as uncertainty regarding environmental regulations, has adversely affected the utility industry, causing delays or deferrals of proposed projects. However, in 2011 we have seen increased new proposal activity and an improvement in the demand from some customers for the products and services of our Power Generation segment. Our 2011 bookings in this segment increased by 37% over 2010 and our ending backlog increased by 24% over 2010. Subject to continued economic and regulatory stability, we expect to experience increases in bookings and ending backlog in 2012.

The EPA issued proposed final environmental regulations concerning Mercury and Air Toxics Standards (“MATS”) and rules concerning implementation of the Cross State Air Pollution Rule (“CSAPR”) in 2011. On December 30, 2011 the Federal Appeals Court for the DC Circuit stayed the CSAPR rules and reinstated EPA regulations from 2005. Oral arguments are scheduled for April of 2012 and we believe a decision is likely in the second half of 2012.

Uncertainty concerning final rules and regulations could impact our Power Generation segment. For example, instead of adding environmental equipment, some of our customers may decide to close down their least efficient coal-fired boilers. Future decisions to retire boilers would impact our business in a variety of ways, including the servicing and retrofitting of operating power plants. The need to replace retired generating capacity with cleaner technologies would also create business opportunities for us. To generate energy while minimizing the emission of greenhouse gasses, we are actively researching and developing a range of products, including:

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

Nuclear Operations

We expect the backlog of our Nuclear Operations segment of approximately $3.0 billion at December 31, 2011 to produce revenues of approximately $1.0 billion in 2012, not including any change orders or new contracts that may be awarded during the year. Our liquidity position for this segment remains strong, and we expect it to remain so throughout 2012.

The revenues of our Nuclear Operations segment are largely a function of defense spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, we are a significant participant in the defense industry. The Omnibus Appropriations bill for fiscal year 2012 was approved by Congress in December 2011 and provides for $518.1 billion in appropriations for the U.S. Department of Defense, an increase of $5.1 billion over fiscal year 2011, and $26.6 billion for the DOE. While significant spending reductions are underway as outlined in the Budget Control Act passed by congress in 2011, we believe national security programs will continue to receive healthy funding levels in the government fiscal year 2012, including many of our efforts in the NNSA-Nuclear Weapons Complex and the Naval Reactors program.

Our operations at NFS, which were operational again in 2011 after a temporary shutdown in 2010, returned to profitability in 2011, and we expect this subsidiary to be profitable in 2012.

Technical Services

A significant portion of this segment’s operations are conducted through joint ventures which typically earn fees and we account for following the equity method of accounting. See Note 3 to our consolidated and combined financial statements included in this report for financial information on our equity method investments. As a result, this segment reports minimal backlog and revenues.

With our specialized capabilities of full life-cycle management of special nuclear materials, facilities and technologies, our Technical Services segment is well-positioned to continue to participate in the continuing cleanup, operation and management of the nuclear sites and weapons complexes maintained by the DOE. We received notice of contract extensions from the NNSA for the management and operations of the Y-12 National Security Complex and Pantex Plant. We have been involved in the management and operations of these facilities for approximately 11 years. These contracts have been extended through September 30, 2012 and include two additional three-month extension options. We are in the process of re-bidding our management and operating contracts for these sites on a combined basis as required by the NNSA. The proposal is scheduled to be submitted in March of 2012.

This segment produced $68.2 million of operating income in 2011, a 50% increase from 2010. Due primarily to cost cutting, new contractual arrangements and budget constraints from the NNSA and DOE, we expect the operating income attributable to this segment to be less in 2012 than 2011.

Nuclear Energy

We expect the backlog of our Nuclear Energy segment of approximately $383 million at December 31, 2011 to produce revenues of approximately $200 million in 2012, not including any change orders or new contracts that may be awarded during the year. Our liquidity position for this segment remains strong, and we expect it to remain so throughout 2012.

Our Nuclear Energy segment recorded provisions for loss contracts totaling approximately $50.7 million in 2011 for one of its projects that is now complete. This project experienced a series of unexpected conditions resulting in significant schedule extensions and incremental costs to complete the project leading to significant losses. There are no offsetting claims or equitable adjustments included in these loss provisions. Claims and equitable adjustments that are currently in process are significant in value and may be realized in the future, although there is no guarantee that we will be successful.

In addition, we expect to continue our development of the B&W mPower™ reactor. We expect that funding will be authorized at major milestones based on measurable and demonstrated progress, and the funding requirements within our organization may vary significantly from period to period. We intend to continue with our plan to seek third-party funding and/or participation to pursue the development and commercialization of this technology, including potential funding from the DOE in the form of grants. We expect our spending on development of the B&W mPower™ reactor to be somewhat higher in 2012 compared to 2011 levels, excluding any additional third party funding or grants.

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

Contracts and Revenue Recognition. We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts under the guidelines of FASB Topic Revenue Recognition. The use of this method is based on our experience and history of being able to prepare reasonably dependable estimates of the cost to complete our projects. Under this method, we recognize estimated contract revenue and resulting income based on costs incurred to date as a percentage of total estimated costs. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Total estimated costs, and resulting contract income, are affected by changes in the expected cost of materials and labor, productivity, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing of revenue and income recognition. We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report. In the three years ended December 31, 2011, 2010 and 2009 we recognized net favorable changes in estimate related to long-term contracts accounted for on the percentage-of-completion basis that increased operating income by approximately $33.1 million, $112.7 million and $151.1 million respectively. The 2011 amount includes approximately $61.8 million ($50.7 million in our Nuclear Energy segment, and $11.1 in our Nuclear Operations segment) respectively, to complete certain projects attributable to unfavorable changes in estimate due to productivity and scheduling issues. The project in our Nuclear Energy segment is now complete.

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

Fixed-price contracts are required to be accounted for under the completed-contract method if we are unable to reasonably forecast cost to complete at start-up. For example, if we have no experience in performing the type of work on a particular project and were unable to develop reasonably dependable estimates of total costs to complete, we would follow the completed-contract method of accounting for such projects. Generally, our management’s policy is not to enter into fixed-price contracts without an accurate estimate of cost to complete. However, it is possible that in the time between contract execution and the start of work on a project, we could lose confidence in our ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed-contract method of accounting for that project. We did not enter into any contracts that we have accounted for under the completed-contract method during 2011 or 2010.

For the majority of parts orders and aftermarket services activities, we recognize revenues as goods are delivered and work is performed.

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

Investments in Unconsolidated Affiliates. We use the equity method of accounting for affiliates in which our investment ownership ranges from 20% to 50%, unless significant economic or governance considerations indicate that we are unable to exert significant influence, in which case the cost method is used. The equity method is also used for affiliates in which our investment ownership is greater than 50% but we do not have a controlling interest. Currently, all of our material investments in affiliates that are not included in our consolidated results are recorded using the equity method. Affiliates in which our investment ownership is less than 20% and where we are unable to exert significant influence are carried at cost.

Self-Insurance. We have a wholly owned insurance subsidiary that provides employer’s liability, general and automotive liability and workers’ compensation insurance and, from time to time, builder’s risk insurance within certain limits to our companies. We may also have business reasons in the future to have our insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. When estimating our self insurance liabilities, we consider a number of factors, including historical claims experience and trend lines, projected growth patterns, inflation and exposure forecasts. The assumptions we make with respect to each of these factors represent our judgment as to the most probable cumulative impact of each factor on our future obligations. Our calculation of self insurance liabilities requires us to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. We engage the services of an actuarial firm to assist us in the calculation of our liabilities for self insurance. While the actual outcome of insured claims could differ significantly from estimated amounts, these loss estimates and accruals recorded in our financial statements for claims have historically been reasonable in light of the actual amount of claims paid. Provisions for exposure to self insurance claims and the related payments of claims have historically not had a material adverse impact on our consolidated financial position, results of operations and cash flows, and we do not expect these provisions to have a material impact on our self insurance programs in the future.

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

Goodwill. FASB Topic Intangibles – Goodwill and Other requires us to perform periodic testing for impairment. It requires a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss. The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Each year, we evaluate goodwill at each reporting unit to assess recoverability and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. We determined that both the income and market valuation approaches provide inputs into the estimate of the fair value of our reporting units, which would be considered by market participants. Under the income valuation approach, we employ a discounted cash flow model to estimate the fair value of each reporting unit. This model requires the use of significant estimates and assumptions regarding future revenues, costs, margins, capital expenditures, changes in working capital, terminal year growth rate and cost of capital. Our cash flow models are based on our forecasted results for the applicable reporting units. Actual results could differ from our projections. Under the market valuation approach, we employ the guideline publicly traded company method, which indicates the fair value of the equity of each reporting unit by comparing it to publicly traded companies in similar lines of business. After identifying and selecting guideline companies, we analyze their business and financial profiles for relative similarity. Factors such as size, growth, risk and profitability are analyzed and compared to each of our reporting units. We have completed our annual review of goodwill for each of our reporting units as of December 31, 2011, which indicated that we had no impairment of goodwill. The fair value of our reporting units was substantially in excess of carrying value at December 31, 2011.

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

Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We believe that the net deferred tax assets recorded as of December 31, 2011 are realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. We assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations.

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

Business Combinations. We account for acquisitions in accordance with FASB Topic Business Combinations. This topic broadens the fair value measurements and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. It also provides disclosure requirements to assist users of the financial statements in evaluating the nature and financial effects of business combinations.

For further discussion of recently adopted accounting standards, see Note 1 to our consolidated and combined financial statements included in this report.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

The Babcock & Wilcox Company

Consolidated revenues increased 9.8%, or $263.2 million, to $2.95 billion in the year ended December 31, 2011, compared to $2.69 billion in the year ended December 31, 2010. Our Power Generation segment revenues increased 8.2% in the year ended December 31, 2011, as compared to 2010, primarily attributable to increased revenues in our aftermarket services and new build steam generation systems business, partially offset by lower revenues in our new build environmental equipment business. Our Nuclear Operations segment experienced a 4.7% increase in revenues primarily attributable to increased activity at our NFS subsidiary and increased activity in the manufacturing of nuclear components for certain U.S. Government programs. In addition, our Technical Services segment’s revenues increased 32.8%, primarily attributable to increased work scope on one of our environmental remediation services contracts. Revenues in our Nuclear Energy segment increased 63.7%, primarily attributable to increased activity in our nuclear equipment, nuclear projects and nuclear services businesses.

Consolidated operating income decreased $28.0 million from $264.0 million in 2010 to $236.0 million in 2011. Our Nuclear Energy segment experienced an increase in its operating loss totaling $91.1 million compared to the year ended December 31, 2010, attributable to increased research and development expenses and increased costs to complete a nuclear project contract. Operating income in our Nuclear Operations segment increased $24.4 million in 2011 compared to 2010, and by $22.6 million in our Technical Services segment. In addition, our Power Generation segment experienced an increase in operating income totaling $11.7 million in 2011 while our Unallocated Corporate expenses were lower in 2011 compared to 2010 by $4.5 million.

Power Generation

Revenues increased 8.2%, or $116.9 million, to $1,541.5 million in the year ended December 31, 2011, compared to $1,424.6 million in 2010, primarily attributable to a $30.4 million increase in our new build steam generation systems business, and a $129.1 million increase in our aftermarket services business. In our new build steam generation systems business, the main driver for this increase in revenues was a significant increase in activity on waste to energy and biomass boiler projects partially offset by decreased activity on utility and industrial boiler projects. In our aftermarket services business, the main drivers for this increase in revenues was an increase in North American construction activity on retrofit service projects, boiler replacement parts, environmental parts and upgrades at various fossil fuel power plants in order to maintain reliability and environmental compliance. These increases were partially offset by decreases in revenues of $41.7 million in our new build environmental equipment business, primarily due to completion of major projects in the corresponding period of 2010, partially offset by increased engineering and design work on recent new orders. As environmental regulations continue to evolve with the recent issuance of MATS, and notwithstanding the stay on CSAPR, we continue to experience an increased level of environmental bidding activity. We expect that our customers will continue to act in response to the changing environmental regulations which may lead to future environmental orders and aftermarket service orders to achieve environmental compliance and to maintain reliability of their operating units.

Operating income increased $11.7 million to $140.0 million in the year ended December 31, 2011 compared to $128.3 million in the corresponding period of 2010. This increase is attributable to the net increase in revenues discussed above from our new build steam generation systems business and aftermarket services business partially offset by our lower operating income in our new build environmental equipment business. We also experienced a decrease in our selling, general and administrative expenses totaling approximately $4.4 million in the year ended December 31, 2011 compared to the corresponding period of 2010, primarily due to various cost savings programs that began in 2010, partially offset by higher expenses in support of increased bidding activity on environmental and other new business opportunities. In addition, we experienced a decrease in research and development expenses of $4.3 million in the year ended December 31, 2011 compared to the corresponding period of 2010. We also experienced higher levels of operating income in 2010 attributable to the completion and closeout of several projects. Our equity in income of investees decreased $5.0 million in the year ended December 31, 2011 primarily as a result of higher margins in 2010 attributable to reductions in cost on material purchases experienced in our joint venture in China, and increased spending incurred in 2011 with the start up of our joint venture in India.

Nuclear Operations

Revenues increased 4.7%, or $47.2 million, to $1,043.2 million in the year ended December 31, 2011 compared to $996.0 million in the corresponding period of 2010, primarily attributable to increased activity at NFS totaling $38.6 million and increased activity in the manufacturing of nuclear components for certain U.S. Government programs totaling $8.6 million. A substantial portion of our NFS operation was temporarily shut down during a large portion of the first six months of 2010 due to safety and compliance issues.

Operating income increased $24.4 million to $171.6 million in the year ended December 31, 2011 from $147.2 million in the corresponding period of 2010. Our manufacturing operations contributed $152.7 million to operating income for the twelve months ended December 31, 2011 resulting in a $3.6 million increase compared to the corresponding period of 2010. In addition, NFS generated operating income of $18.9 million in the twelve months ended December 31, 2011 compared to an operating loss of $1.9 million in 2010. Included in NFS’ operating income for the twelve months ended December 31, 2011 is a $10.9 million gain resulting from a settlement with the previous owner of NFS, and $11.1 million in cost increases on certain downblending contracts due to productivity and processing issues. In addition, in 2010 NFS recorded an $8.7 million gain as a result of a change in estimate of an environmental reserve.

Technical Services

Revenues increased 32.8%, or $29.6 million, to $119.7 million in the year ended December 31, 2011 compared to $90.1 million in the corresponding period of 2010. This increase is primarily attributable to increased work scope on one of our environmental remediation services contracts totaling $10.5 million, new awards for decontamination and decommissioning totaling $4.2 million, support services to Fukushima contracts totaling $2.3 million, and transition and task order support from new awards totaling $9.4 million.

Operating income increased $22.6 million to $68.2 million in the year ended December 31, 2011 compared to $45.6 million in the corresponding period of 2010. This improved performance is primarily attributable to an increase in equity income from investees totaling $9.6 million due to higher fees at our government sites of $1.8 million and three new contract awards totaling $7.8 million. In addition, we experienced increases in operating income attributable to production schedules in specialty manufacturing activities totaling $3.0 million, increased scope on one of our environmental remediation services contracts totaling $2.5 million, and increased fees at a government site in Nevada of $2.2 million. Additionally, we experienced lower research and development expenses of $2.9 million.

Nuclear Energy

Revenues increased 63.7%, or $125.1 million, to $321.4 million in the year ended December 31, 2011 compared to $196.3 million in the corresponding period of 2010, primarily attributable to increased activity in our nuclear equipment, nuclear projects and nuclear services businesses.

Operating income decreased $91.1 million to a loss of $118.7 million in the year ended December 31, 2011 compared to a loss of $27.6 million in the corresponding period of 2010. We experienced $43.5 million of increased research and development costs related to the continued development of nuclear power plants using the B&W mPowerTM reactor, our proprietary small modular reactor technology. We also experienced an increase in our selling, general and administrative expenses totaling $16.1 million as we continue to expand our Nuclear Energy segment and increase our presence in the nuclear energy industry. In addition, we recorded increased project costs to complete a nuclear project contract totaling approximately $50.1 million during the year ended December 31, 2011 attributable to productivity, scheduling, scoping and execution issues. This project is now complete. There are no offsetting claims or equitable adjustments included in these loss provisions. Claims and equitable adjustments that are currently in process are significant in value and may be realized in the future, although there is no guarantee that we will be successful. These costs were partially offset by improved margins in our nuclear equipment and nuclear services businesses.

The increase in research and development costs discussed above includes recognition of $16.6 million of research and development costs related to the consolidation of GmP, our majority-owned subsidiary formed in February of 2011, overseeing the program to develop the small modular nuclear power plant based on B&W mPowerTM technology. These costs represent non-cash, non-deductible expenses related to the value of the in-kind research and development services contributed to the program by GmP’s minority partner.

For any period, the impact to net income attributable to The Babcock & Wilcox Company of these in-kind services will depend on the timing of services provided by our partner. In the year ended December 31, 2011, the value of the in-kind services exceeded the amount of research and development costs allocated to the minority partner. As a result, net income attributable to The Babcock & Wilcox Company, after taking into account the non-cash non-controlling interest recognition totaling $8.6 million, was negatively impacted by $8.0 million. We expect to recognize a positive impact to net income attributable to The Babcock & Wilcox Company in future periods when the value of the in-kind services received is less than the minority partner’s proportional share of development costs for the period. Over the course of the program, we expect the cumulative net income impact attributable to The Babcock & Wilcox Company related to the recognition of these in-kind services will be $0. Based on GmP’s current research and development program, we expect the accounting for this non-cash item will not impact net income by more than $10.0 million in any future annual periods.

This accounting treatment has also resulted in $8.0 million of non-controlling interest accumulated on our consolidated balance sheet at December 31, 2011. We have not incurred a present liability for the in-kind services received as part of the development program and our minority partner does not currently have rights to share in the net assets of B&W or GmP.

Corporate

Unallocated corporate expenses decreased by $4.5 million from $29.6 million in the year ended December 31, 2010 to $25.1 million in 2011, primarily attributable to lower information technology expenses, reduced legal and other professional service expenses, and improved operating results in our captive insurance company.

Other Income Statement Items

Interest expense decreased $8.4 million in the year ended December 31, 2011 compared to 2010, primarily due to a decrease in interest expense attributable to intercompany borrowings in 2010 between B&W and MII that were in existence prior to the spin-off.

Other income (expense) – net increased $18.6 million to income of $2.2 million in the year ended December 31, 2011 compared to 2010, primarily due to foreign currency exchange losses incurred in 2010, and increased dividend income on our USEC investment in 2011 compared to 2010.

Net Loss (Income) Attributable to Noncontrolling Interest

Net Loss (Income) Attributable to Noncontrolling Interest increased $8.0 million in the year ended December 31, 2011 compared to 2010 primarily attributable to noncontrolling interest recognition related to in-kind services provided in connection with development efforts associated with GmP. For any period, the impact to net income attributable to The Babcock & Wilcox Company of these in-kind services will depend on the timing of services provided by B&W and its partners. In the year ended December 31, 2011, the value of the in-kind services exceeded the amount of research and development costs allocated to the minority partner.

This accounting treatment has also resulted in $8.0 million of non-controlling interest accumulated on our consolidated balance sheet at December 31, 2011. We have not incurred a liability for the in-kind services received as part of the development program and our minority partner does not currently have rights to share in the net assets of B&W or GmP.

Provision for Income Taxes

For the year ended December 31, 2011, our provision for income taxes decreased $9.3 million to $73.0 million, while income before provision for income taxes decreased $0.9 million to $234.9 million. Our effective tax rate was approximately 31% for 2011, as compared to 35% for 2010. The decrease in our effective tax rate is primarily attributable to increased tax benefits and deductions totaling $13.8 million offset by $16.6 million of in-kind research and development expenses, which are non-deductible for tax purposes. In addition, we recognized $2.5 million in benefits attributable to settlements with tax authorities. We also recorded an increase in our valuation allowance attributable to state income taxes totaling $7.1 million in 2011. We operate in the U.S. federal and multiple state taxing jurisdictions and various other taxing jurisdictions outside of the U.S. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions were as shown below:

	Income before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	2011	2010	2011	2010	2011	2010
	(In thousands)		(In thousands)
United States	$138,386	$160,074	$55,717	$64,168	40.26%	40.09%
Non-United States	96,549	75,746	17,265	18,126	17.88%	23.93%

Total	$234,935	$235,820	$72,982	$82,294	31.06%	34.90%

We are subject to U.S. federal income tax at a statutory rate of 35% on our U.S. operations plus the applicable state income taxes on our profitable U.S. subsidiaries. Our non-U.S. earnings are subject to tax at various tax rates and under various tax regimes, including deemed profits tax regimes.

See Note 4 to our consolidated and combined financial statements included in this report for further information on income taxes.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

The Babcock & Wilcox Company (Consolidated and Combined)

Consolidated and combined revenues decreased 5.8%, or $165.8 million, to $2.69 billion in the year ended December 31, 2010, compared to $2.85 billion in the year ended December 31, 2009. Our Power Generation segment revenues decreased 14.1% in the year ended December 31, 2010, as compared to 2009, primarily attributable to lower revenues in our new build environmental equipment business and our new build steam generation systems business. In addition, our Technical Services segment experienced a 24.7% decrease in revenues primarily attributable to decreases in specialty manufacturing scope revenues in 2010. These decreases were partially offset by increased revenues in our Nuclear Operations segment totaling 9.0%, primarily attributable to increased volumes in the manufacturing of nuclear components for certain government programs, and increases in revenues totaling 12.3% in our Nuclear Energy segment.

Consolidated and combined operating income decreased $5.6 million from $269.6 million in 2009 to $264.0 million in 2010. Our Power Generation segment operating income decreased by $35.0 million in the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily attributable to the decrease in revenues discussed above. Our Nuclear Energy segment operating income decreased by $22.2 million in 2010 primarily attributable to increased research and development expenses. In addition, operating income in our Technical Services segment decreased $1.7 million in 2010. These decreases were partially offset by increased operating income in our Nuclear Operations segment totaling $39.9 million in 2010 primarily attributable to increased contract productivity and higher volumes of manufacturing activity. Unallocated corporate expenses decreased by $13.3 million to $29.6 million in the year ended December 31, 2010 primarily attributable to lower pension expense. Our equity in income of investees, which is included in operating income, increased $19.0 million to $74.1 million in the year ended December 31, 2010 primarily attributable to improved results from our Power Generation segment’s joint venture in China.

Power Generation

Revenues decreased 14.1%, or $233.6 million, to $1,424.6 million in the year ended December 31, 2010, compared to $1,658.2 million in the corresponding period of 2009. This decrease was primarily attributable to decreases of $86.0 million in our new build environmental equipment business, $89.5 million in our new build steam generation systems business and $74.6 million in our aftermarket services business. The main driver for these decreases in revenues was a significant decrease in North American orders over the last 12 to 18 months due to decreased electricity demand, lower capital spending by utilities and the increased use by some customers of natural gas for power generation. The recent economic environment and uncertainty concerning new environmental legislation or replacement rules or regulations, has caused many of our major customers, principally electric utilities, to delay making substantial capital expenditures for new plants, as well as upgrades to existing power plants. In addition, considerations surrounding greenhouse gas limits under consideration by the U.S. Congress and the EPA have delayed the construction of new coal-fired power plants in the United States. We continue to believe the EPA will revise the rules and regulations throughout 2011 and our U.S. customers will then increase their expenditures on environmental equipment to bring their operating, coal-fired power plants into compliance with the new emissions limits. We expect that our bookings from new environmental equipment for those existing plants will begin to increase with revenue and operating income to follow normal project cycles. Instead of adding environmental equipment, some of our customers have announced plans to close down their least efficient coal-fired boilers, and, as a result, our revenues and operating income from upgrade and retrofit activities from those customers may decline.

Operating income decreased $35.0 million to $128.3 million in the year ended December 31, 2010 compared to $163.3 million in the corresponding period of 2009. We experienced decreases in our new build environmental equipment business totaling $27.9 million, our aftermarket services business totaling $22.6 million and in our new build steam generation systems business totaling $4.8 million, primarily attributable to the decreases in revenues discussed above. In addition, we experienced an increase in our selling, general and administrative expenses totaling $10.1 million, attributable to increases in selling and marketing expenses and to our acquisition of the electrostatic precipitator aftermarket and emissions monitoring business units of GE Energy, a division of General Electric Company. These decreases in operating income were partially offset by lower warranty expense totaling $6.1 million in the twelve months ended December 31, 2010, compared to 2009. In addition we experienced an increase in equity in income of investees totaling $16.7 million primarily attributable to improved results in our joint venture in China from improved margins due to reductions in costs on purchases of materials, and improvements in our joint venture in Australia for material handling. We also experienced a decrease in our research and development expense totaling $6.9 million, primarily attributable to research and development expense in our traditional fossil related activities.

Nuclear Operations

Revenues increased 9.0%, or $82.0 million, to $996.0 million in the year ended December 31, 2010 compared to $914.0 million in 2009, primarily attributable to increased volumes in the manufacturing of nuclear components for certain U.S. Government programs totaling $99.1 million. This increase was partially offset by reduced activities in commercial manufacturing totaling $20.9 million.

Operating income increased $39.9 million to $147.2 million in the year ended December 31, 2010 compared to $107.3 million in 2009, primarily attributable to increased contract productivity and the increases in revenues discussed above in the manufacturing of nuclear components for certain U.S. Government programs totaling $55.3 million, and an $8.7 million gain attributable to a change in estimate of an environmental accrual at our NFS subsidiary. These increases were partially offset by decreases related to a downblending contract at NFS, which realized favorable contract cost adjustments in the year ended December 31, 2009 totaling $23.0 million that did not reoccur in 2010.

Technical Services

Revenues decreased 24.7%, or $29.6 million, to $90.1 million in the year ended December 31, 2010 compared to $119.7 million in the corresponding period of 2009, primarily attributable to decreased specialty manufacturing scope at our Clinch River facility totaling $33.6 million. This decrease was partially offset by increased scope on one of our environmental remediation services contracts totaling $7.8 million.

Operating income decreased $1.7 million to $45.6 million in the year ended December 31, 2010 compared to $47.3 million for the corresponding period of 2009, primarily attributable to decreased specialty manufacturing scope at our Clinch River facility totaling $5.0 million attributable to the decrease in revenues discussed above. This decrease was partially offset by increases in equity in income of investees totaling $2.2 million primarily attributable to higher fees at one of our government sites. In addition we experienced decreases in our selling, general and administrative expenses totaling $3.7 million primarily attributable to lower business development expenses in 2010.

These decreases were partially offset by an increase in research and development expenses totaling $3.1 million in 2010.

Nuclear Energy

Revenues increased 12.3%, or $21.5 million, to $196.3 million in the year ended December 31, 2010 compared to $174.8 million in the corresponding period of 2009, primarily attributable to increased activity in our nuclear equipment and nuclear projects businesses totaling $24.2 million. This increase was partially offset by a decrease in revenues attributable to our nuclear services business totaling $2.7 million.

Operating income decreased $22.2 million to a loss of $27.6 million in the year ended December 31, 2010 compared to a loss of $5.4 million in the corresponding period of 2009, primarily attributable to $20.5 million of increased research and development costs related to the development of nuclear power plants using the B&W mPowerTM reactor, our proprietary small modular reactor technology. In addition, we experienced an increase in our selling, general and administrative expenses totaling $11.0 million as we expand our Nuclear Energy segment and increase our presence in the nuclear energy industry. We also experienced decreases in operating income totaling $1.8 million in our nuclear services business primarily attributable to the decreases in revenues discussed above. These decreases were offset by increases in operating income totaling $10.9 million in our nuclear equipment and project business attributable to the increase in revenues discussed above, and $2.8 million attributable to lower warranty expenses.

Corporate

Unallocated corporate expenses decreased by $13.3 million from $42.9 million in the year ended December 31, 2009 to $29.6 million in 2010, primarily attributable to a reduction in pension expense totaling approximately $9.5 million due to pension liabilities transferred to MII in conjunction with the spin-off. In addition, we experienced lower compensation and stock-based compensation expense in the year ended December 31, 2010 compared to 2009.

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

Other income (expense) – net decreased $0.3 million to expense of $16.4 million in the year ended December 31, 2010 compared to 2009, primarily due to increases in foreign currency exchange losses partially offset by increased dividend income.

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

We are subject to U.S. federal income tax at a statutory rate of 35% on our U.S. operations plus the applicable state income taxes on our profitable U.S. subsidiaries. Our non-U.S. earnings are subject to tax at various tax rates and under various tax regimes, including deemed profits tax regimes.

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

LIQUIDITY AND CAPITAL RESOURCES

Our overall liquidity position, which we generally define as our unrestricted cash and investments plus amounts available for borrowings under our credit facility, remained strong in 2011. Our liquidity position at December 31, 2011 increased by approximately $46.3 million to $976.3 million from December 31, 2010, mainly due to factors discussed below, and the changes in our cash flows from operating, investing and financing activities. We experienced net cash generated from operations in each of the years ended 2011, 2010 and 2009.

Credit Facility

On May 3, 2010, our subsidiary Babcock & Wilcox Investment Company (“BWICO”) entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, including Bank of America, N.A., as administrative agent. The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $700 million, and the credit facility is scheduled to mature on May 3, 2014. The proceeds of the Credit Agreement are available for working capital needs and other general corporate purposes of our business segments. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender, under an accordion feature, to increase its commitment thereunder, subject to an aggregate maximum of $850 million for all revolving loan and letter of credit commitments under the Credit Agreement.

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

The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers and capital expenditures. At December 31, 2011, we were in compliance with all of the covenants set forth in the Credit Agreement. A comparison of the key financial covenants and current compliance at December 31, 2011 is as follows:

	Required	Actual
Maximum leverage ratio	Less than 2.5 to 1.0	0.17 to 1.0
Minimum interest coverage ratio	Greater than 4.0 to1.0	41.32 to 1.0

Loans outstanding under the Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 2.50% to 3.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 1.50% to 2.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. The borrower under the Credit Agreement is charged a commitment fee on the unused portions of the Credit Agreement, and that fee varies between 0.375% and 0.625% per year depending on the credit ratings of the Credit Agreement. Additionally, the borrower under the Credit Agreement is charged a letter of credit fee of between 2.50% and 3.50% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. The borrower under the Credit Agreement also pays customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, BWICO paid certain upfront fees to the lenders thereunder, and BWICO paid certain arrangement and other fees to the arrangers and agents of the BWICO Credit Agreement. At December 31, 2011, there were no borrowings outstanding but letters of credit issued under the Credit Agreement totaled $211.4 million. At December 31, 2011, there was $488.6 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. The applicable interest rate at December 31, 2011 under this facility was 4.75% per year.

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

Other Arrangements

Certain foreign subsidiaries within our Power Generation segment had credit arrangements with various commercial banks and other financial institutions for the issuance of bank guarantees in association with contracting activity. The aggregate value of all such bank guarantees as of December 31, 2011 was $58.6 million.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety’s discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2011, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $371.5 million.

OTHER

Pension Plan

We recorded a $140.4 million reduction in stockholders’ equity at December 31, 2011, compared to a reduction of $62.1 million in stockholders’ equity at December 31, 2010. The difference is primarily attributable to the reduction in the discount rate for our major domestic pension and other benefit plans from 5.60% to 4.80% at December 31, 2011, compared to a reduction in the discount rate from 6.00% to 5.60% at December 31, 2010. These decreases in the discount rate increased the pension and other benefit plan obligations, resulting in net reductions in stockholders’ equity at December 31, 2011 and 2010, respectively.

Foreign Operations

Included in our total unrestricted cash and cash equivalents is approximately $178.3 million or 43% related to foreign operations and subsidiaries. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the United States, which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. as the liquidity generated by our U.S. operations is sufficient to meet the cash requirements of our U.S. operations.

Cash, Cash Equivalents, Restricted Cash and Investments

In the aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments increased by approximately $68.6 million to $551.1 million at December 31, 2011 from $482.5 million at December 31, 2010, primarily due to increased cash flows from operating activities.

Our working capital increased by approximately $105.0 million to $332.3 million at December 31, 2011 from $227.3 million at December 31, 2010, primarily due to an increase in restricted cash and investments.

Our net cash provided by operating activities was approximately $173.6 million in the year ended December 31, 2011 compared to $192.4 million in the year ended December 31, 2010. This difference was primarily attributable to changes in accounts receivable, net contracts in progress and advance billings and accrued employee benefits due to higher cash contributions to our pension plans in 2011.

Our net cash used in investing activities increased by approximately $64.0 million to approximately $154.3 million in the year ended December 31, 2011 from approximately $90.3 million in the year ended December 31, 2010. This increase in net cash used in investing activities was primarily attributable to an increase in restricted cash in the current year compared to a decrease in the prior year.

Our net cash provided by financing activities increased by approximately $191.2 million to cash provided by financing activities of $7.5 million in the year ended December 31, 2011 from $183.7 million used in financing activities in the year ended December 31, 2010. This increase in net cash provided by financing activities was primarily attributable to dividends paid in connection with the spin-off transaction and repayment of an intercompany loan in 2010.

At December 31, 2011, we had restricted cash and cash equivalents totaling $63.3 million, $11.5 million of which was held in restricted foreign cash accounts, $2.1 million of which was held for future decommissioning of facilities (which is included in other assets on our consolidated balance sheets), $45.7 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments), and $4.0 million of which was held in money market funds maintained by our captive insurer.

At December 31, 2011, we had short-term and long-term investments with a fair value of $72.6 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments.

Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss. Our net unrealized gain/loss on investments is currently in an unrealized gain position totaling approximately $0.2 million at December 31, 2011. At December 31, 2010, we had unrealized gains on our investments totaling approximately $0.3 million. Based on our analysis of these investments, we believe that none of our available-for-sale securities were permanently impaired as of December 31, 2011.

Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

Our cash requirements as of December 31, 2011 under current contractual obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt principal (a)	$5,286	$4,653	$415	$218	$—
Lease payments	$44,336	$10,287	$15,507	$10,425	$8,117

We expect cash requirements totaling approximately $186.0 million for contributions to our pension plans in 2012, which includes approximately $100.8 million for our Power Generation segment, $81.5 million for Corporate and $3.7 million for our Nuclear Operations segment. In addition, we anticipate cash requirements totaling approximately $13.6 million for contributions to our other postretirement benefit plans in 2012, which includes approximately $2.1 million to our funded postretirement benefit arrangements in our Nuclear Operations segment.

(a)	Interest payments on these borrowings as of December 31, 2011 are not significant.

Our contingent commitments under letters of credit, bank guarantees and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)
$641,547	$298,076	$161,089	$182,382	$—

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

We have exposure to changes in interest rates on the Credit Agreement (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”). At December 31, 2011, we had no outstanding borrowings under this facility. We have no material future earnings or cash flow exposures from changes in interest rates on our other long-term debt obligations.

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

	Principal Amount by Expected Maturity
	(In thousands)
								Fair Value at
	Years Ending December 31,							December 31,
At December 31, 2011:	2012	2013	2014	2015	2016	Thereafter	Total	2011
Investments	$69,422	—	—	—	—	$2,957	$72,379	$72,580
Average Interest Rate	0.24%	—	—	—	—	0.37%
Long-term Debt	$4,653	$205	$210	$218	$—	—	$5,286	$5,350
Average Interest Rate	6.99%	1.97%	1.97%	1.97%	—	—

								Fair Value at
	Years Ending December 31,							December 31,
At December 31, 2010:	2011	2012	2013	2014	2015	Thereafter	Total	2010
Investments	$71,129	$—	$—	$—	$—	$3,697	$74,826	$75,097
Average Interest Rate	0.20%	—	—	—	—	0.41%
Long-term Debt	$4,790	$207	$211	$217	$220	$—	$5,645	$5,673
Average Interest Rate	3.72%	2.78%	2.78%	2.78%	2.78%	—

Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at December 31, 2011 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands)

Foreign Currency	Year Ending December 31, 2012	Fair Value at December 31, 2011	Average Contractual Exchange Rate
British Pound Sterling	$3,863	$(43)	1.5671
British Pound Sterling (selling Euros)	$2,367	$108	0.8795
Canadian Dollars	$49,029	$408	1.0301
Canadian Dollars (selling Japanese Yen)	$1,245	$4	75.3393
Danish Krone	$3,065	$(156)	5.4149
Danish Krone (selling Norwegian Krone)	$4,987	$(171)	1.0855
Danish Krone (selling Swedish Krona)	$21,258	$(505)	1.2362
Euros	$254	$(9)	1.3493
Euros (selling Canadian Dollars)	$1,316	$(65)	1.3908
Euros (selling Swedish Krona)	$2,805	$(59)	9.1870
Japanese Yen (selling Canadian Dollars)	$6,493	$441	80.2946
Swedish Krona (selling Euros)	$650	$10	9.1752
U.S. Dollars (selling Canadian Dollars)	$3,239	$38	1.0074

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2013	December 31, 2011	Exchange Rate
Canadian Dollars	$35,365	$629	1.0458
Danish Krone	$10,579	$(179)	5.5744
Danish Krone (selling Swedish Krona)	$13,770	$(558)	1.2783
Japanese Yen (selling Canadian Dollars)	$6,409	$346	78.5144
Swedish Krona (selling Euros)	$201	$3	9.2215
U.S. Dollars (selling Danish Krone)	$1,404	$27	5.5481

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2014	December 31, 2011	Exchange Rate
British Pound Sterling	$6,001	$(63)	1.5583
Canadian Dollars	$61,337	$2,343	1.0725
Danish Krone	$1,010	$(41)	5.3734
U.S. Dollars (selling Canadian Dollars)	$457	$(2)	1.0337
U.S. Dollars (selling Danish Krone)	$980	$14	5.5377

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Babcock & Wilcox Company:

We have audited the accompanying consolidated balance sheets of The Babcock & Wilcox Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated and combined statements of income, comprehensive income, stockholders’ equity, parent equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of The Babcock & Wilcox Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated and combined financial statements, on and prior to July 30, 2010, the combined financial statements were prepared from the separate records maintained by the Company and may not necessarily be indicative of the conditions that would have existed or the results of operations of the Company had it been operated as an independent entity.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 29, 2012

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$415,209	$391,142
Restricted cash and cash equivalents	61,190	12,267
Investments	68,805	234
Accounts receivable – trade, net	305,832	289,374
Accounts receivable – other	77,505	64,231
Contracts in progress	315,286	225,448
Inventories	107,298	100,932
Deferred income taxes	102,022	90,620
Other current assets	33,929	34,868

Total Current Assets	1,487,076	1,209,116

Property, Plant and Equipment	1,017,422	968,712
Less accumulated depreciation	595,131	550,400

Net Property, Plant and Equipment	422,291	418,312

Investments	3,775	74,863

Goodwill	276,180	269,424

Deferred Income Taxes	241,739	236,504

Investments in Unconsolidated Affiliates	163,568	100,811

Other Assets	194,482	191,480

TOTAL	$2,789,111	$2,500,510

See accompanying notes to consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current maturities of long-term debt	$4,653	$4,790
Accounts payable	237,494	185,240
Accrued employee benefits	303,803	235,856
Accrued liabilities – other	71,079	71,242
Advance billings on contracts	438,753	369,644
Accrued warranty expense	97,209	109,588
Income taxes payable	1,816	5,467

Total Current Liabilities	1,154,807	981,827

Long-Term Debt	633	855

Accumulated Postretirement Benefit Obligation	80,663	84,100

Environmental Liabilities	44,069	40,889

Pension Liability	586,045	579,000

Other Liabilities	87,921	100,314

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 118,458,911 and 116,963,664 shares at December 31, 2011 and December 31, 2010, respectively	1,185	1,170
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; no shares issued	—	—
Capital in excess of par value	1,106,971	1,067,414
Retained earnings	266,325	96,671
Treasury stock at cost, 351,876 and 101,649 shares at December 31, 2011 and December 31, 2010, respectively	(10,059)	(2,397)
Accumulated other comprehensive loss	(538,628)	(449,999)

Stockholders’ Equity – The Babcock & Wilcox Company	825,794	712,859
Noncontrolling interest	9,179	666

Total Stockholders’ Equity	834,973	713,525

TOTAL	$2,789,111	$2,500,510

See accompanying notes to consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenues	$2,952,040	$2,688,811	$2,854,632

Costs and Expenses:
Cost of operations	2,278,208	2,024,034	2,182,131
Research and development costs	106,396	69,167	53,246
(Gains) losses on asset disposals and impairments – net	(3,087)	38	1,226
Selling, general and administrative expenses	413,210	405,682	403,559

Total Costs and Expenses	2,794,727	2,498,921	2,640,162

Equity in Income of Investees	78,655	74,082	55,094

Operating Income	235,968	263,972	269,564

Other Income (Expense):
Interest income	1,342	1,187	3,439
Interest expense	(4,543)	(12,939)	(24,590)
Other income (expense) – net	2,168	(16,400)	(16,112)

Total Other Expense	(1,033)	(28,152)	(37,263)

Income before Provision for Income Taxes	234,935	235,820	232,301
Provision for Income Taxes	72,982	82,294	84,381

Net Income	$161,953	$153,526	$147,920

Net Loss (Income) Attributable to Noncontrolling Interest	7,701	(264)	(156)

Net Income Attributable to The Babcock & Wilcox Company	$169,654	$153,262	$147,764

Earnings per Common Share:
Basic:
Net Income Attributable to The Babcock & Wilcox Company	$1.44	$1.32	$1.27
Diluted:
Net Income Attributable to The Babcock & Wilcox Company	$1.43	$1.30	$1.26

Shares used in the computation of earnings per share (Note 19):
Basic	117,560,594	116,260,425	116,067,535
Diluted	118,404,597	117,626,065	117,423,807

See accompanying notes to consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED AND COMBINED STATEMENTS OF

COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net Income	$161,953	$153,526	$147,920

Other Comprehensive Income (Loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments	747	7,561	22,103
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	(877)	6,407	8,134
Reclassification adjustment for gains (losses) included in net income	1,655	1,290	(1,551)
Unrecognized losses on benefit obligations:
Unrecognized losses arising during the period	(140,436)	(62,059)	(36,872)
Amortization of losses included in net income	50,382	50,571	54,962
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	(74)	523	(339)
Reclassification adjustment for net gains included in net income	5	122	30

Other Comprehensive Income (Loss)	(88,598)	4,415	46,467

Total Comprehensive Income	73,355	157,941	194,387

Comprehensive Loss (Income) Attributable to Noncontrolling Interest	7,670	(243)	(199)

Comprehensive Income Attributable to The Babcock & Wilcox Company	$81,025	$157,698	$194,188

See accompanying notes to consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Capital In		Other			Non-	Total
	Common Stock		Excess of	Retained	Comprehensive	Treasury	Parent	Controlling	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
		(In thousands, except share amounts)
Balance December 31, 2009	—	$—	$—	$—	$(546,574)	$—	$666,777	$503	$120,706

Net income	—	—	—	96,671	—	—	56,591	264	153,526
Amortization of benefit plan costs	—	—	—	—	50,571	—	—	—	50,571
Unrealized loss on benefit obligations	—	—	—	—	(62,059)	—	—	—	(62,059)
Unrealized gain on investments	—	—	—	—	645	—	—	—	645
Translation adjustments	—	—	—	—	7,582	—	—	(21)	7,561
Unrealized gain on derivatives	—	—	—	—	7,697	—	—	—	7,697
Transfer of pension to Parent	—	—	—	—	95,539	—	—	—	95,539
Dividend paid	—	—	—	—	—	—	(100,000)	—	(100,000)
Net transactions with Parent	—	—	—	—	(3,400)	—	429,571	—	426,171
Reclassification of Parent equity to capital in excess of par value	—	—	1,052,939	—	—	—	(1,052,939)	—	—
Issuance of common stock at spin-off	116,225,732	1,162	(1,162)	—	—	—	—	—	—
Exercise of stock options	86,004	1	3,427	—	—	—	—	—	3,428
Contributions to thrift plan	218,699	2	5,171	—	—	—	—	—	5,173
Shares placed in treasury	—	—	—	—	—	(2,397)	—	—	(2,397)
Stock-based compensation charges	433,229	5	7,039	—	—	—	—	—	7,044
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(80)	(80)

Balance December 31, 2010	116,963,664	$1,170	$1,067,414	$96,671	$(449,999)	$(2,397)	$—	$666	$713,525

Net income	—	—	—	169,654	—	—	—	(7,701)	161,953
Amortization of benefit plan costs	—	—	—	—	50,382	—	—	—	50,382
Unrealized loss on benefit obligations	—	—	—	—	(140,436)	—	—	—	(140,436)
Unrealized loss on investments	—	—	—	—	(69)	—	—	—	(69)
Translation adjustments	—	—	—	—	716	—	—	31	747
Unrealized gain on derivatives	—	—	—	—	778	—	—	—	778
Exercise of stock options	379,706	4	8,542	—	—	—	—	—	8,546
Contributions to thrift plan	510,510	5	13,094	—	—	—	—	—	13,099
Shares placed in treasury	—	—	—	—	—	(7,662)	—	—	(7,662)
Stock-based compensation charges	605,031	6	17,921	—	—	—	—	—	17,927
Contribution of in-kind services	—	—	—	—	—	—	—	16,584	16,584
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(401)	(401)

Balance December 31, 2011	118,458,911	$1,185	$1,106,971	$266,325	$(538,628)	$(10,059)	$—	$9,179	$834,973

See accompanying notes to consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

COMBINED STATEMENT OF PARENT EQUITY (DEFICIT)

	Accumulated
	Other		Non-	Total
	Comprehensive	Parent	Controlling	Parent Equity
	Income (Loss)	Equity	Interest	(Deficit)
	(In thousands)
Balance December 31, 2008	$(592,998)	$523,090	$360	$(69,548)
Net income	—	147,764	156	147,920
Amortization of benefit plan costs	54,962	—	—	54,962
Unrecognized losses on benefit obligations	(36,872)	—	—	(36,872)
Unrealized gain on investments	(309)	—	—	(309)
Foreign currency translation adjustments	22,060	—	43	22,103
Unrealized loss on derivatives	6,583	—	—	6,583
Stock-based compensation charges	—	(4,077)	—	(4,077)
Distributions to noncontrolling interests	—	—	(56)	(56)

Balance December 31, 2009	$(546,574)	$666,777	$503	$120,706

See accompanying notes to consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$161,953	$153,526	$147,920
Non-cash items included in net income:
Depreciation and amortization	73,003	71,633	72,712
Income of investees, net of dividends	(20,854)	(20,449)	(4,450)
(Gains) losses on asset disposals and impairments – net	(3,087)	38	1,226
In-kind research and development costs	16,584	—	—
Provision for deferred taxes	29,902	33,457	29,535
Amortization of pension and postretirement costs	79,070	79,935	86,637
Stock-based compensation expense	17,927	16,308	25,891
Excess tax benefits from stock-based compensation	(4,083)	(5,276)	1,813
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(26,887)	101,260	71,316
Accounts payable	48,246	19,882	(40,555)
Net contracts in progress and advance billings	(28,746)	(153,933)	(63,879)
Income taxes	31,961	9,239	10,740
Accrued and other current liabilities	(23,106)	(9,761)	(52,556)
Pension liability and accrued postretirement and employee benefits	(144,802)	(85,371)	(378)
Other	(33,490)	(18,082)	(33,149)

NET CASH PROVIDED BY OPERATING ACTIVITIES	173,591	192,406	252,823

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash and cash equivalents	(48,923)	3,038	(8,189)
Purchases of property, plant and equipment	(63,874)	(63,649)	(93,725)
Acquisition of businesses, net of cash acquired	(11,907)	(29,962)	(8,497)
Net decrease in available-for-sale securities	—	—	45,230
Purchases of available-for-sale securities	(145,198)	(135,135)	—
Sales and maturities of available-for-sale securities	147,288	134,276	—
Proceeds from asset disposals	6,468	753	245
Investments, net of return of capital, in equity and cost method investees	(38,176)	(42,912)	(2,700)
Decrease in note receivable from affiliate	—	43,277	—
Other	—	—	1

NET CASH USED IN INVESTING ACTIVITIES	(154,322)	(90,314)	(67,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowings and long-term debt	(1,782)	(29,914)	(6,155)
Payment of debt issuance costs	(82)	(9,994)	—
Increase in short-term borrowing	1,254	25,000	—
Dividend paid to McDermott International, Inc.	—	(100,000)	—
Capital contribution from McDermott International, Inc.	—	12,501	—
Distribution to McDermott International, Inc.	—	(43,334)	—
(Decrease) Increase in notes payable to affiliates	—	(43,386)	2,368
Exercise of stock options	4,463	211	—
Excess tax benefits from stock-based compensation	4,083	5,276	(1,813)
Other	(401)	(93)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,535	(183,733)	(5,600)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(2,737)	3,315	10,234

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,067	(78,326)	189,822

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	391,142	469,468	279,646

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$415,209	$391,142	$469,468

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$4,525	$3,746	$24,728
Income taxes (net of refunds)	$33,505	$27,227	$(29,663)

See accompanying notes to consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We have presented the consolidated and combined financial statements of The Babcock & Wilcox Company (“B&W”) in U.S. Dollars in accordance with accounting principles generally accepted in the United States (“GAAP”). On and prior to July 30, 2010, our financial position, operating results and cash flows consisted of The Babcock & Wilcox Operations of McDermott International, Inc., (“BWO”), which represented a combined reporting entity comprised of the assets and liabilities involved in managing and operating of what was previously the Power Generation Systems and Government Operations segments of McDermott International, Inc., a Panamanian corporation (“MII”). In addition, two captive insurance companies were combined and contributed to B&W in conjunction with the spin-off of B&W by MII. On our consolidated and combined statements of income and cash flows, the twelve months ended December 31, 2010 include the combined results of operations for seven months of BWO and five months of the consolidated results of B&W, while the twelve months ended December 31, 2009 consists entirely of the combined results of BWO.

B&W was a wholly owned subsidiary of MII until July 30, 2010 when MII distributed 100% of our outstanding common stock to the MII shareholders. On July 2, 2010, MII’s Board of Directors approved the spin-off of B&W through the distribution of shares of B&W common stock to holders of MII common stock. The distribution of B&W common stock was made on July 30, 2010, and consisted of one share of B&W common stock for every two shares of MII common stock to holders of MII common stock as of 5:00 p.m. New York City time on the record date, July 9, 2010. Cash was paid in lieu of any fractional shares of B&W common stock. B&W became a separate publicly traded company, and MII did not retain any ownership interest in B&W. A registration statement on Form 10 describing the spin-off was filed by B&W with the Securities and Exchange Commission and was declared effective on July 8, 2010 (as amended through the time of such effectiveness).

We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as “joint ventures.” We have eliminated all significant intercompany transactions and accounts.

Certain corporate and general and administrative expenses incurred before the spin-off, including those related to executive management, investor relations, tax, accounting, legal and treasury services, and certain employee benefits, have been allocated based on a level of effort calculation. Our management believes such allocations are reasonable. However, the associated expenses reflected in the accompanying consolidated and combined statements of income may not be indicative of the actual expenses that would have been incurred had the combined businesses been operating as an independent public company for all periods presented. Since the spin-off from MII, B&W has been performing these functions using internal resources or services provided by third parties, certain of which were provided by MII during a transitional period pursuant to a transition services agreement. We have terminated most of the services under the transition services agreement.

Unless the context otherwise indicates, “we,” “us” and “our” mean B&W and its consolidated and combined subsidiaries.

Business Segments

We operate in four business segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy.

Our reportable segments reflect changes we made during the first quarter of 2011in the manner for which our segment operating information is reported for purposes of assessing operating performance and allocating resources. Prior to 2011 we reported two segments: Power Generation Systems and Government Operations. Our former Power Generation Systems segment has been divided into the Power Generation and Nuclear Energy segments. Our former Government Operations segment has been divided into the Nuclear Operations and Technical Services segments. The change in our reportable segments had no impact on our previously reported consolidated and combined results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this report. For financial information about our segments, see Note 17 to our consolidated and combined financial statements included in this report.

Our segments are further described as follows:

•

Our Power Generation segment supplies boilers fired with fossil fuels, such as coal, oil and natural gas, or renewable fuels such as biomass and municipal solid waste. In addition, we supply environmental equipment and components and related services to customers in different regions around the world. This segment owns or leases manufacturing facilities in the U.S., Canada, Denmark, Germany, Mexico, China and Scotland. We design, engineer, manufacture, supply, construct and service large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses. We also provide the same compliment of services for our renewable portfolio of boiler technology which includes biomass fired, waste-to-energy and concentrated solar energy for steam generating solutions. This segment is also a technological leader in providing cost-effective and efficient air pollution control solutions. We have successfully developed advanced technologies to control nitrogen oxides, sulfur dioxide, fine particulate, mercury, acid gasses and other hazardous air emissions. We also continue to advance our carbon capture and sequestration technologies in order to provide a solution to reduce carbon dioxide emissions. In addition, our Power Generation segment offers a wide range of construction services through a wholly owned subsidiary. Servicing a wide range of industries, this subsidiary provides total construction services for the entire balance of plant, from large steam generation or environmental equipment projects, to cogeneration and combined cycle installations. This segment also offers a full suite of aftermarket services. Our Power Generation segment’s full-scope boiler, environmental and auxiliary equipment retrofits, upgrades and services improve plant performance and efficiency and extend the life of vital steam generating assets.

•

Our Nuclear Operations segment engineers, designs and manufactures naval nuclear reactor components for the U.S. Department of Energy (“DOE”)/National Nuclear Security Administration’s (“NNSA”) Naval Nuclear Propulsion Program, which in turn supplies them to the U.S. Navy for use in submarines and aircraft carriers. This segment owns and operates manufacturing facilities located in Lynchburg, Virginia; Mount Vernon, Indiana; Euclid, Ohio; Barberton, Ohio; and Erwin, Tennessee. The Barberton and Mount Vernon locations specialize in the design and manufacture of heavy components. These two locations are N-Stamp accredited by the American Society of Mechanical Engineers (“ASME”), making them two of only a few North American suppliers of large, heavy-walled nuclear components and vessels. The Euclid, Ohio facility, which is also ASME N-Stamp certified, fabricates electro-mechanical equipment for the U.S. Government, and performs design, manufacturing, inspection, assembly and testing activities. The Lynchburg, Virginia operations fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. Fuel for the naval nuclear reactors is provided by Nuclear Fuel Services, Inc. (“NFS”), one of our wholly owned subsidiaries. Located in Erwin, Tennessee, NFS also converts cold war-era government stockpiles of highly enriched uranium into material suitable for further processing into commercial nuclear reactor fuel.

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

•

Our Nuclear Energy segment supplies commercial nuclear steam generators and components to nuclear utility customers. In addition, this segment is actively designing the modular and scalable B&W mPowerTM reactor. B&W has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. With manufacturing operations in the U.S. and Canada, this segment is the only heavy nuclear component manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development and metallurgy and materials engineering. Our Nuclear Energy segment also provides power plant construction and management and maintenance services. In addition, this segment offers services for nuclear steam generators and balance of plant equipment, as well as nondestructive examination and tooling/repair solutions for other plant systems and components.

The consolidated results of operations, financial position and cash flows for the year ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Earnings Per Share

We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. On July 30, 2010, 116,225,732 shares of our common stock were distributed to MII shareholders to complete our spin-off from MII. For comparative purposes, and to provide a more meaningful calculation of weighted average shares, we have assumed this amount to be outstanding as of the beginning of each prior period presented in our calculation of basic weighted average shares. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at July 30, 2010 were also outstanding at each of the prior periods presented.

Investments

Our investments, primarily government obligations and other highly liquid money market instruments, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss. We classify investments available for current operations in the balance sheet as current assets, while we classify investments held for long-term purposes as noncurrent assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other income (expense) – net. The cost of securities sold is based on the specific identification method. We include interest on securities in interest income.

Foreign Currency Translation

We translate assets and liabilities of our foreign operations into U.S. Dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive loss. We report foreign currency transaction gains and losses in income. We have included in other income (expense)—net transaction losses of $1.9 million, $6.5 million and $5.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

For the majority of parts orders and certain after market services activities, we recognize revenues as goods are delivered and work is performed.

Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. We include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when we believe collection is probable.

In the year ended December 31, 2011, we recorded additional costs totaling approximately $61.8 million ($50.7 million in our Nuclear Energy segment, and $11.1 in our Nuclear Operations segment) respectively, to complete certain projects attributable to changes in estimate due to productivity and scheduling issues. The project in our Nuclear Energy segment is now complete.

The following represent the components of our contracts in progress and advance billings on contracts included in our consolidated balance sheets:

	December 31,
	2011	2010
	(In thousands)
Included in Contracts in Progress:
Costs incurred less costs of revenue recognized	$135,513	$63,233
Revenues recognized less billings to customers	179,773	162,215

Contracts In Progress	$315,286	$225,448

Included In Advance Billings on Contracts:
Billings to customers less revenues recognized	$492,106	$445,076
Costs incurred less costs of revenue recognized	(53,353)	(75,432)

Advance Billings on Contracts	$438,753	$369,644

The following amounts represent retainages on contracts:

	December 31,
	2011	2010
	(In thousands)
Retainages expected to be collected within one year	$60,158	$75,630
Retainages expected to be collected after one year	14,526	7,192

Total retainages	$74,684	$82,822

We have included in accounts receivable – trade retainages expected to be collected in 2012. Retainages expected to be collected after one year are included in other assets. Of the long-term retainages at December 31, 2011, we anticipate collecting $3.2 million in 2013, $9.4 million in 2014, $1.0 million in 2015, and $0.9 million in 2016.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	December 31,
	2011	2010
	(In thousands)
Currency translation adjustments	$36,626	$35,910
Net unrealized gain on investments	201	270
Net unrealized gain on derivative financial instruments	2,717	1,939
Unrecognized losses on benefit obligations	(578,172)	(488,118)

Accumulated other comprehensive loss	$(538,628)	$(449,999)

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

The following summarizes the changes in the carrying amount of accrued warranty expense:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of period	$109,588	$115,055	$119,722
Additions and adjustments	6,656	5,065	13,475
Charges	(19,035)	(10,532)	(18,142)

Balance at end of period	$97,209	$109,588	$115,055

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

Substantially all of our asset retirement obligations relate to the remediation of our nuclear analytical laboratory and the NFS facility in our Nuclear Operations segment. The following table reflects our asset retirement obligations:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of period	$32,657	$29,491	$25,647
Acquisition of Nuclear Fuel Services, Inc. (Note 2)	—	—	1,627
Costs incurred	(2,265)	—	—
Additions/Adjustments	2,935	—	300
Accretion	2,558	3,166	1,917

Balance at end of period	$35,885	$32,657	$29,491

Research and Development

Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge to research and development cost the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation and Nuclear Energy segments and include costs related to the development of carbon capture and sequestration technology and our modular and nuclear reactor business, B&W mPowerTM. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants. Research and development activities (including in-kind research and development services described below) totaled $163.0 million, $102.1 million and $78.3 million in the years ended December 31, 2011, 2010 and 2009, respectively, which include amounts paid for by our customers of $56.6 million, $32.9 million and $25.1 million, respectively.

During the year ended December 31, 2011, we recognized $16.6 million of research and development costs (included above) related to the consolidation of GmP, our majority-owned subsidiary formed in 2011 to oversee the program to develop the small modular nuclear power plant based on B&W mPowerTM technology. The additional costs represent non-cash, non-deductible expenses related to the value of the in-kind research and development services contributed to the program by GmP’s minority partner.

For any period, the impact to net income attributable to The Babcock & Wilcox Company of these in-kind services will depend on the timing of services provided by our partner. In the year ended December 31, 2011, the value of the in-kind services exceeded the amount of research and development costs allocated to the minority partner. As a result, net income attributable to The Babcock & Wilcox Company, after taking into account the non-controlling interest recognition totaling $8.6 million, was negatively impacted in the year ended December 31, 2011 by $8.0 million.

This accounting treatment has also resulted in $8.0 million of non-controlling interest accumulated on our consolidated balance sheet at December 31, 2011. We have not incurred a liability for the in-kind services received as part of the development program and our minority partner does not currently have rights to share in the net assets of B&W or GmP.

Inventories

We carry our inventories at the lower of cost or market. We determine cost principally on the first-in, first-out basis, except for certain materials inventories of our Power Generation segment, for which we use the last-in, first-out (“LIFO”) method. We determined the cost of approximately 19% and 18% of our total inventories using the LIFO method at December 31, 2011 and 2010, respectively, and our total LIFO reserve at December 31, 2011 and 2010 was approximately $7.1 million and $6.4 million, respectively. Inventories are summarized below:

	December 31,
	2011	2010
	(In thousands)
Raw Materials and Supplies	$77,932	$72,917
Work in Progress	6,889	7,541
Finished Goods	22,477	20,474

Total Inventories	$107,298	$100,932

Property, Plant and Equipment

We carry our property, plant and equipment at depreciated cost, less any impairment provisions.

We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 40 years for buildings and two to 28 years for machinery and equipment. Our depreciation expense was $61.8 million, $61.1 million and $62.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.

Property, plant and equipment is stated at cost and is set forth below:

	December 31,
	2011	2010
	(In thousands)
Land	$11,656	$11,807
Buildings	224,661	225,176
Machinery and equipment	710,666	684,647
Property under construction	70,439	47,082

	1,017,422	968,712

Less accumulated depreciation	595,131	550,400

Net Property, Plant and Equipment	$422,291	$418,312

Investments in Unconsolidated Affiliates

We use the equity method of accounting for affiliates in which we are able to exert significant influence. Currently, substantially all of our material investments in affiliates that are not consolidated are recorded using the equity method. Affiliates in which our investment ownership is less than 20% and where we are unable to exert significant influence are carried at cost.

Goodwill

The following summarizes the changes in the carrying amount of goodwill:

	Power Generation	Nuclear Operations	Technical Services	Nuclear Energy	Total
	(In thousands)
Balance at December 31, 2009	$81,484	$122,407	$45,000	$13,975	$262,866
Acquisition of GE Energy Businesses (Note 2)	4,796	—	—	—	4,796
Miljo Asset Acquisition (Note 2)	3,211	—	—	—	3,211
Foreign currency translation adjustments and other	(1,449)	—	—	—	(1,449)

Balance at December 31, 2010	$88,042	$122,407	$45,000	$13,975	$269,424
Acquisition of Loibl (Note 2)	11,015	—	—	—	11,015
Foreign currency translation adjustments and other	45	(4,304)	—	—	(4,259)

Balance at December 31, 2011	$99,102	$118,103	$45,000	$13,975	$276,180

Intangible Assets

We report our intangible assets in other assets. We amortize those intangible assets with definite lives to operating expense using the straight-line method.

Other assets include the following intangible assets:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Amortized intangible assets:
Gross cost:
Customer relationships	$40,051	$37,167	$30,950
Acquired backlog	22,435	19,335	18,720
Tradename	15,169	12,291	10,680
Unpatented technology	6,402	5,902	5,600
Patented technology	6,961	6,625	4,440
All other	7,901	11,935	8,585

Total	$98,919	$93,255	$78,975

Accumulated amortization:
Customer relationships	$(8,618)	$(6,026)	$(3,726)
Acquired backlog	(17,040)	(12,701)	(7,746)
Tradename	(6,509)	(4,260)	(2,371)
Unpatented technology	(2,033)	(1,407)	(837)
Patented technology	(3,219)	(2,096)	(888)
All other	(3,594)	(6,296)	(5,163)

Total	$(41,013)	$(32,786)	$(20,731)

Net amortized intangible assets	$57,906	$60,469	$58,244

Unamortized intangible assets:
NRC category 1 license	$43,830	$43,830	$43,830
Trademarks and trade names	1,305	1,305	1,305

Total unamortized intangible assets	$45,135	$45,135	$45,135

The following summarizes the changes in the carrying amount of intangible assets:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of period	$105,604	$103,379	$111,847
Business acquisitions & additions	9,100	14,280	—
Amortization expense	(11,545)	(11,679)	(9,975)
Foreign currency translation adjustments and other	(118)	(376)	1,507

Balance at end of period	$103,041	$105,604	$103,379

The estimated amortization expense for the next five fiscal years is as follows (in thousands):

Year Ending December 31,	Amount
2012	$9,640
2013	$7,227
2014	$6,139
2015	$4,981
2016	$4,903

Other Non-Current Assets

We have included deferred debt issuance costs in other assets. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of period	$8,102	$1,898	$4,169
Additions	82	9,994	—
Interest expense – debt issuance costs	(2,461)	(3,790)	(2,271)

Balance at end of period	$5,723	$8,102	$1,898

Capitalization of Interest Cost

We capitalize interest in accordance with the FASB Topic Interest. We incurred total interest of $6.1 million, $14.8 million and $27.4 million in the years ended December 31, 2011, 2010 and 2009, respectively, of which we capitalized $1.6 million, $1.9 million and $2.8 million in the years ended December 31, 2011, 2010 and 2009, respectively.

Cash and Cash Equivalents and Restricted Cash

Our cash equivalents are highly liquid investments, with maturities of three months or less when we purchase them.

We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2011, we had restricted cash and cash equivalents totaling $63.3 million, $11.5 million of which was held in restricted foreign cash accounts, $2.1 million of which was held for future decommissioning of facilities (which is included in other assets on our consolidated balance sheets), $45.7 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments), and $4.0 million of which was held in money market funds maintained by our captive insurer.

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity (as a component of accumulated other comprehensive loss) until the hedged item is recognized in earnings or offset against the change in fair value of the hedged firm commitment through earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The gain or loss on a derivative financial instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other income (expense) – net in our consolidated and combined statements of income.

Self-Insurance

We have a wholly owned insurance subsidiary that provides employer’s liability, general and automotive liability and workers’ compensation insurance and, from time to time, builder’s risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in other liabilities on our consolidated balance sheets are reserves for self-insurance totaling $43.6 million and $49.0 million at December 31, 2011 and 2010, respectively. The reduction in 2011 was primarily attributable to a change in estimate recognized in cost of operations in our consolidated and combined statements of income.

Loss Contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation, as discussed in Note 10. Our losses are typically resolved over long periods of time and are often difficult to assess and estimate due to, among other reasons, the possibility of multiple actions by third parties; the attribution of damages, if any, among multiple defendants; plaintiffs, in most cases involving personal injury claims, do not specify the amount of damages claimed; the discovery process may take multiple years to complete; during the litigation process, it is common to have multiple complex unresolved procedural and substantive issues; the potential availability of insurance and indemnity coverages; the wide-ranging outcomes reached in similar cases, including the variety of damages awarded; the likelihood of settlements for de minimus amounts prior to trial; the likelihood of success at trial; and the likelihood of success on appeal. Consequently, it is possible future earnings could be affected by changes in our assessments of the probability that a loss has been incurred in a material pending litigation against us and/or changes in our estimates related to such matters.

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

Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the subtopic Compensation—Retirement Benefits—Multiemployer Plans. This update requires additional annual disclosures about an employer’s participation in significant multiemployer pension plans. On December 31, 2011, we adopted this update and provided additional disclosures about our participation in multiemployer pension plans in this report.

In December 2010, the FASB issued an update to the topic Business Combinations. This update requires disclosure of revenues and earnings for material business combinations that have occurred in the current period. Specifically, this update requires these disclosures for the combined entity as if the business combination had occurred as of the beginning of the comparable prior reporting period. On January 1, 2011, we adopted the provisions of this update. The adoption of these disclosure provisions did not have an impact on our financial statements.

In December 2010, the FASB issued an update to the topic Intangibles – Goodwill and Other. This update clarifies issues regarding Step 2 of the goodwill impairment test in instances where the carrying amount of a reporting entity is zero or negative. On January 1, 2011, we adopted this update. The adoption of these provisions did not have an impact on our financial statements.

In January 2010, the FASB issued an update to the topic Fair Value Measurement and Disclosures. This update sets forth new rules on providing enhanced information for Level 3 measurements. On January 1, 2011, we adopted this update. The adoption of these disclosure provisions did not have an impact on our financial statements.

New Accounting Standards

In September 2011, the FASB issued an update to the topic Intangibles—Goodwill and Other. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test currently required under this topic. This update will be effective for us in 2012. We do not expect the adoption of this update to impact our financial statements as this update does not impact goodwill impairment recognition.

In June 2011, the FASB issued an update to the topic Comprehensive Income. This update requires that comprehensive income be presented either in a single continuous statement or in two separate but consecutive statements. In the two-statement approach, the first statement would present the components of net income consistent with the statement of income format currently utilized and the second statement would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. There are no changes to the components that must be reported in other comprehensive income or when a component of other comprehensive income must be reclassified to net income. This update, which is effective for us in 2012, will have no impact on our financial statements because our current method for reporting comprehensive income complies with the provisions of this update.

In May 2011, the FASB issued an update to the topic Fair Value Measurement. This update reflects joint efforts by the FASB and International Accounting Standards Board to develop a converged fair value framework on how to measure fair value and what fair value measurement disclosures to provide. This update will be effective for us in 2012. We do not expect the adoption of this update to have a material impact on our financial statements.

NOTE 2 – BUSINESS ACQUISITIONS AND INVESTMENTS

Anlagenbau und Fördertechnik Arthur Loibl GmbH

In November 2011, our Power Generation segment, acquired Anlagenbau und Fördertechnik Arthur Loibl GmbH (“Loibl”) for approximately $24.2 million. The acquisition of Loibl, a German-based manufacturer of material handling equipment, will expand the products, services and global reach of our Power Generation segment’s ash handling business, which is one of the world’s leading suppliers of ash handling solutions for the power generation and other industries.

In connection with the Loibl acquisition, we recorded goodwill of approximately $11.0 million, intangible assets of $9.1 million, property, plant and equipment of $2.5 million and other net assets totaling $1.6 million. The fair value of certain acquired assets and assumed liabilities, primarily related to identifiable intangible assets, is provisional pending receipt of the final valuations. The intangible assets consist of the following (dollar amounts in thousands):

		Amortization
	Amount	Period
Customer relationships	$3,300	8 years
Backlog	$3,100	5 years
Tradename	$2,200	5 years
Unpatented technology	$500	12 years

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

Nuclear Fuel Services, Inc.

On December 31, 2008, a B&W subsidiary completed its acquisition of NFS for $157.1 million, net of cash acquired. NFS is a provider of specialty nuclear fuels and related services and is a leader in the conversion of Cold War-era government stockpiles of highly enriched uranium into commercial-grade nuclear reactor fuel. NFS also owns and operates a nuclear fuel fabrication facility licensed by the NRC in Erwin, Tennessee and has approximately 700 employees. In connection with the acquisition of NFS, we recorded goodwill of $123.5 million, none of which will be deductible for tax purposes, other intangible assets of $63.4 million, and other net liabilities totaling $29.8 million. Intangible assets consist of the following (dollar amounts in thousands):

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

None of these acquisitions, either individually or in the aggregate, were considered significant. The proforma effect of these acquisitions are not material to our results of operations.

USEC, Inc. Investment

In May 2010, our subsidiary Babcock & Wilcox Investment Company (“BWICO”) entered into an agreement with Toshiba Corporation (which was subsequently assigned to one of its subsidiaries) and USEC, Inc. (“USEC”) to make a strategic investment in USEC totaling $200 million payable over three phases. In September 2010, following the satisfaction of certain conditions, including the availability to USEC’s American Centrifuge project of at least $2 billion in uncommitted funds under the DOE’s loan guarantee program for front-end nuclear fuel facilities and the establishment of a joint venture between us and USEC for supply by the joint venture of centrifuges and related equipment for the American Centrifuge project, we made a $37.5 million investment in USEC as part of a definitive agreement for us to make a total $100 million strategic investment in USEC.

In connection with our investment, we received 37,500 shares of USEC Series B-1 12.75% Convertible Preferred Stock and Warrants to purchase 3,125,000 shares of USEC Class B Common Stock at an exercise price of $7.50 per share which are exercisable between January 1, 2015 and December 31, 2016, and a seat on USEC’s board of directors. At December 31, 2011, our total investment in USEC, including in-kind dividends, totaled $42.6 million.

In 2011, we entered into a standstill agreement with USEC and Toshiba when it became apparent that USEC would not be able to satisfy the closing conditions applicable to the second phase of the strategic investment. Pursuant to the standstill agreement, each party agreed not to exercise its right to terminate the strategic investment agreement for a limited standstill period, as subsequently extended. USEC has been unable to satisfy the closing conditions to the second and third phases of the strategic investment and the limited standstill period, as extended, has expired. Currently, BWICO, Toshiba and USEC each have the right to terminate their obligations under the original strategic investment agreement. USEC has recently announced that they are continuing to work with Congress and the Department of Energy to find additional funding for the research, development and demonstration (“RD&D”) program to support the American Centrifuge project for the remainder of U.S. Government fiscal year 2012. Interim funding for the RD&D program is currently only available through March 2012. USEC has also previously announced that they are working with their lenders to refinance their revolving credit facility, which matures on May 31, 2012, and has cautioned that no assurances can be given that USEC will be able to refinance the revolving credit facility on terms favorable to USEC or at all and that the timing of any renewal or replacement is uncertain. We continue to monitor these developments and evaluate what impact these developments could have on our investment, as we concurrently negotiate with USEC and Toshiba pending successful efforts by USEC to secure additional RD&D funding for the American Centrifuge project and renew or replace their revolving credit facility. We can provide no assurance that our negotiations will be successful. We will continue to evaluate our investment in USEC as new facts become available.

NOTE 3 – EQUITY METHOD INVESTMENTS

We have investments in entities that we account for using the equity method. The undistributed earnings of our equity method investees were $98.4 million and $73.0 million at December 31, 2011 and 2010, respectively.

Summarized below is combined balance sheet and income statement information for investments accounted for under the equity method:

	December 31,
	2011	2010
	(In thousands)
Current assets	$855,962	$391,564
Noncurrent assets	211,920	163,905

Total Assets	$1,067,882	$555,469

Current liabilities	$594,883	$288,970
Noncurrent liabilities	112,936	64,039
Owners’ equity	360,063	202,460

Total Liabilities and Owners’ Equity	$1,067,882	$555,469

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues	$2,669,923	$2,283,256	$2,199,032
Gross profit	$271,920	$258,598	$180,205
Income before provision for income taxes	$185,859	$182,482	$131,530
Provision for income taxes	14,258	21,230	13,504

Net Income	$171,601	$161,252	$118,026

Revenues of equity method investees include $1,956.7 million, $1,605.0 million and $1,551.9 million of reimbursable costs recorded by limited liability companies in our Technical Services segment at December 31, 2011, 2010 and 2009, respectively. Our investment in equity method investees was $3.3 million more than our underlying equity in net assets of those investees based on stated ownership percentages at December 31, 2011. These differences were primarily related to the timing of distribution of dividends and various adjustments under GAAP.

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

Reconciliation of net income per combined income statement information of our investees to equity in income of investees per our consolidated and combined statements of income is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Equity income based on stated ownership percentages	$81,971	$77,882	$56,286
All other adjustments due to amortization of basis differences, timing of GAAP adjustments and other adjustments	(3,316)	(3,800)	(1,192)

Equity in income of investees	$78,655	$74,082	$55,094

Our transactions with unconsolidated affiliates were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Sales to	$49,400	$45,321	$35,802
Purchases from	$980	$4,693	$12,222
Dividends received	$57,801	$53,633	$50,644
Capital contributions, net of returns	$38,176	$5,412	$2,700

NOTE 4 – INCOME TAXES

B&W and its subsidiaries are subject to U.S. federal income tax and income tax of multiple state and international jurisdictions. We provide for income taxes based on the tax laws and rates in the jurisdictions in which we conduct our operations. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

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

We apply the provisions of FASB Topic Income Taxes regarding the treatment of uncertain tax positions. A reconciliation of unrecognized tax benefits follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of period	$36,342	$11,842	$14,521
Increases based on tax positions taken in the current year	1,171	6,550	1,322
Increases based on tax positions taken in the prior years	3,269	343	216
Increases due to positions assumed at spin-off	—	24,181	—
Decreases based on tax positions taken in the prior years	(4,329)	(1,442)	(91)
Decreases due to settlements with tax authorities	(1,073)	(5,132)	(4,126)
Decreases due to lapse of applicable statute of limitation	(3,023)	—	—

Balance at end of period	$32,357	$36,342	$11,842

The $32.4 million balance of unrecognized tax benefits at December 31, 2011 would reduce our effective tax rate if recognized.

During 2009, we attempted to settle several years of outstanding audits with the Commonwealth of Virginia by making payments under a special tax amnesty program. The payments approximated the unrecognized tax benefits, resulting in no adjustment to tax expense.

In accordance with FASB Topic Income Taxes, we recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. During the year ended December 31, 2011, we recorded a reduction in our accruals of $3.8 million, resulting in recorded liabilities of approximately $1.1 million for the payment of tax-related interest and penalties. At December 31, 2010 and 2009, we recorded liabilities of approximately $4.9 million and $3.6 million, respectively, for the payment of tax-related interest and penalties.

As a result of the expiration of the statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $24.6 million to $7.8 million. The previously unrecognized tax benefits primarily relate to transfer pricing issues and the deductibility of a loss on financial instruments in certain jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Pension liability	$216,248	$198,213
Accrued warranty expense	33,412	38,610
Accrued vacation pay	13,269	13,018
Accrued liabilities for self-insurance (including postretirement health care benefits)	41,243	45,828
Accrued liabilities for executive and employee incentive compensation	29,539	27,847
Environmental and products liabilities	7,711	8,883
Long-term contracts	22,871	5,095
Net operating loss carryforward	22,380	920
State tax net operating loss carryforward	22,734	28,652
Foreign tax credit carryforward	18,292	4,605
Other	11,977	20,240

Total deferred tax assets	439,676	391,911
Valuation allowance for deferred tax assets	(9,354)	(2,205)

Deferred tax assets	430,322	389,706

Deferred tax liabilities:
Property, plant and equipment	31,874	28,344
Investments in joint ventures and affiliated companies	791	1,576
Long-term contracts	27,681	—
Intangibles	26,365	30,616
Other	8,080	11,105

Total deferred tax liabilities	94,791	71,641

Net deferred tax assets	$335,531	$318,065

Income before provision for income taxes was as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
U.S.	$138,386	$160,074	$164,347
Other than U.S.	96,549	75,746	67,954

Income before provision for income taxes	$234,935	$235,820	$232,301

The provision for income taxes consisted of:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current:
U.S. – federal	$15,451	$28,403	$26,689
U.S. – state and local	7,452	8,029	14,749
Other than U.S.	20,177	12,405	13,408

Total current	43,080	48,837	54,846

Deferred:
U.S. – Federal	14,573	28,582	32,330
U.S. – State and local	9,101	(846)	(4,489)
Other than U.S.	6,228	5,721	1,694

Total deferred	29,902	33,457	29,535

Provision for income taxes	$72,982	$82,294	$84,381

The following is a reconciliation of the U.S. statutory federal tax rate (35%) to the consolidated and combined effective tax rate:

	Year Ended December 31,
	2011	2010	2009
U.S. federal statutory (benefit) rate	35.0%	35.0%	35.0%
State and local income taxes	4.2	3.0	3.4
Foreign rate differential	(6.4)	(4.6)	(4.1)
Tax credits	(18.2)	(4.1)	—
Dividends from affiliates	15.6	8.5	(0.1)
Valuation allowance for deferred tax assets	3.0	(2.4)	(0.3)
Audit settlements	—	—	0.3
Additional spin related benefit	(1.9)	—	—
Other	(0.2)	(0.5)	2.1

Effective tax rate	31.1%	34.9%	36.3%

At December 31, 2011, we had a valuation allowance of $9.4 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.

The following is an analysis of our valuation allowance for deferred tax assets:

	Beginning Balance	Charges To Costs and Expenses	Charged To Other Accounts(1)	Effect Of Spin-Off(2)	Ending Balance
	(In thousands)
Year Ended December 31, 2011	$(2,205)	(7,149)	—	—	$(9,354)
Year Ended December 31, 2010	$(28,701)	6,904	—	19,592	$(2,205)
Year Ended December 31, 2009	$(32,227)	3,238	288	—	$(28,701)

(1)	Amounts charged to other accounts are included in other comprehensive income.
(2)	Effect of spin-off includes state tax valuation allowances distributed to MII in the spin-off.

We have foreign net operating loss carryforwards of $89.1 million available to offset future taxable income in foreign jurisdictions. Of the foreign net operating loss carryforwards, $2.4 million is scheduled to expire in 2015 to 2031. The foreign net operating losses have a valuation allowance of $0.7 million against the related deferred taxes. In addition, we have foreign tax credit carryovers of $18.3 million which will begin to expire in 2014, alternative minimum tax credit carryovers of $1.7 million with an unlimited carryover period and a general business credit carryover of $0.2 million which has a 20 year carryover period. We have state net operating losses of $421.5 million available to offset future taxable income in various states. Our state net operating loss carryforwards begin to expire in the year 2012. We are carrying a valuation allowance of $8.7 million against the deferred tax asset related to the state loss carryforwards.

We would be subject to withholding taxes if we were to distribute earnings from certain foreign subsidiaries. For the year ended December 31, 2011, the undistributed earnings of these subsidiaries were $260.3 million. Unrecognized deferred income tax liabilities, including withholding taxes, of approximately $19.7 million would be payable upon distribution of these earnings. We have provided a tax benefit of $0.3 million of taxes on earnings we intend to remit. All other earnings are considered permanently reinvested.

NOTE 5 – LONG-TERM DEBT AND NOTES PAYABLE

	December 31,
	2011	2010
	(In thousands)
Long-term debt consists of:
Unsecured Debt:
Other notes payable	$—	$1,417
Secured Debt:
Power Generation – various notes payable	831	1,201
Other	7	—

	838	2,618
Less: Amounts due within one year	205	1,763

Long-term debt	$633	$855

Notes payable and current maturities of long-term debt consist of:
Short-term lines of credit	$4,448	$3,027
Current maturities of long-term debt	205	1,763

Total	$4,653	$4,790

Interest rate on short-term borrowing	7.2%	5.3%

Our short-term lines of credit represent borrowings by one of our subsidiaries. We have included this amount in notes payable and current maturities of long-term debt on our consolidated balance sheets. This facility is renewable annually and the interest rate associated with this line of credit was 7.2% per annum at December 31, 2011.

Maturities of long-term debt during the five years subsequent to December 31, 2011 are as follows: 2012 – $0.2 million; 2013 – $0.2 million; 2014 – $0.2 million; 2015 – $0.2 million; and 2016 – $0.0 million.

Credit Facility

On May 3, 2010, our subsidiary BWICO entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, including Bank of America, N.A., as administrative agent. The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $700.0 million, and the credit facility is scheduled to mature on May 3, 2014. The proceeds of the Credit Agreement are available for working capital needs and other general corporate purposes of our business segments. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender, under an accordion feature, to increase its commitment thereunder, subject to an aggregate maximum of $850 million for all revolving loan and letter of credit commitments under the Credit Agreement.

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

The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures. At December 31, 2011, we were in compliance with all of the covenants set forth in the Credit Agreement. A comparison of the key financial covenants and current compliance at December 31, 2011 is as follows:

	Required	Actual
Maximum leverage ratio	Less than 2.5 to 1.0	0.17 to 1.0
Minimum interest coverage ratio	Greater than 4.0 to1.0	41.32 to 1.0

Loans outstanding under the Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 2.50% to 3.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 1.50% to 2.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. The borrower under the Credit Agreement is charged a commitment fee on the unused portions of the Credit Agreement, and that fee varies between 0.375% and 0.625% per year depending on the credit ratings of the Credit Agreement. Additionally, the borrower under the Credit Agreement is charged a letter of credit fee of between 2.50% and 3.50% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. The borrower under the Credit Agreement also pays customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, BWICO paid certain upfront fees to the lenders thereunder, and BWICO paid certain arrangement and other fees to the arrangers and agents of the BWICO Credit Agreement. At December 31, 2011, there were no borrowings outstanding but letters of credit issued under the Credit Agreement totaled $211.4 million. At December 31, 2011, there was $488.6 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. The applicable interest rate at December 31, 2011 under this facility was 4.75% per year.

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

Other Arrangements

Certain foreign subsidiaries in our Power Generation segment had credit arrangements with various commercial banks and other financial institutions for the issuance of bank guarantees in association with contracting activity. The aggregate value of all such bank guarantees as of December 31, 2011 was $58.6 million.

B&W and certain of its subsidiaries have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2011, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $371.5 million.

NOTE 6 – PENSION PLANS AND POSTRETIREMENT BENEFITS

We have historically provided defined benefit retirement benefits, primarily through noncontributory pension plans, for most of our regular employees. As of 2006, our retirement plans for U.S.-based employees were closed to new entrants for our corporate employees and were closed to new salaried plan entrants for our existing plans within our Power Generation and Nuclear Operations segments. Effective October 31, 2008, the salaried and hourly retirement plans acquired with Marine Mechanical Corporation were merged into the retirement plan for our Nuclear Operations segment. Effective December 31, 2008, we acquired the retirement plans and postretirement benefit plans of NFS. Beginning in 2012, certain salaried employees previously entitled to enrollment in defined benefit plans in one of our foreign subsidiaries within our Power Generation segment will be entitled to benefits under a defined contribution arrangement.

We do not provide retirement benefits to certain non-resident alien employees of foreign subsidiaries. Retirement benefits for salaried employees who accrue benefits in a defined benefit plan are based on final average compensation and years of service, while benefits for hourly paid employees are based on a flat benefit rate and years of service. Our funding policy is to fund the plans as recommended by the respective plan actuaries and in accordance with the Employee Retirement Income Security Act of 1974, as amended, or other applicable law. The Pension Protection Act of 2006 became effective in 2008. Funding provisions under the Pension Protection Act accelerate funding requirements to ensure full funding of benefits accrued. Assuming we continue as a government contractor, our contractual arrangements with the U.S. Government provide for the recovery of contributions to our pension and other post-retirement benefit plans covering employees working primarily in our Nuclear Operations segment.

Prior to the spin-off, the combined statements included the pension liability of the Retirement Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the “MI Plan”). In connection with the spin-off, the majority of the MI Plan pension liability, along with the subsidiary holding this liability, was transferred to MII.

We make available other benefits which include postretirement health care and life insurance benefits to certain salaried and union retirees based on their union contracts. Certain subsidiaries provide these benefits to unionized and salaried future retirees.

Obligations and Funded Status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2011	2010	2011	2010
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$2,479,783	$2,552,187	$125,692	$145,594
Service cost	43,495	39,176	1,143	1,069
Interest cost	134,927	142,092	5,805	7,284
Plan participants’ contributions	318	266	116	126
Effect of spin-off	—	(313,150)	—	(5,086)
Amendments	2,055	3,059	(1,351)	(328)
Settlements	(13,625)	(223)	—	—
Actuarial loss (gain)	181,517	179,780	1,491	(14,593)
Foreign currency exchange rate changes	(5,633)	8,240	(211)	400
Benefits paid	(135,830)	(131,644)	(10,225)	(8,774)

Benefit obligation at end of period	$2,687,007	$2,479,783	$122,460	$125,692

Change in plan assets:
Fair value of plan assets at beginning of period	$1,782,048	$1,798,448	$33,389	$30,793
Actual return on plan assets	115,787	211,138	723	1,975
Plan participants’ contributions	318	266	116	126
Company contributions	174,639	104,295	9,555	9,269
Settlements	(13,625)	—	—	—
Effect of spin-off	—	(208,999)	—	—
Foreign currency exchange rate changes	(5,487)	8,544	—	—
Benefits paid	(135,830)	(131,644)	(10,225)	(8,774)

Fair value of plan assets at the end of period	1,917,850	1,782,048	33,558	33,389

Funded status	$(769,157)	$(697,735)	$(88,902)	$(92,303)

Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$(185,832)	$(121,693)	$(8,239)	$(8,203)
Accumulated postretirement benefit obligation	—	—	(80,663)	(84,100)
Pension liability	(583,337)	(576,064)	—	—
Prepaid pension	12	22	—	—

Accrued benefit liability, net	$(769,157)	$(697,735)	$(88,902)	$(92,303)

Amounts recognized in accumulated comprehensive loss:
Net actuarial loss (gain)	$850,241	$712,694	$1,935	$(1,193)
Prior service cost	19,949	20,412	(1,360)	289
Unrecognized transition obligation	—	—	202	440

Total before taxes	$870,190	$733,106	$777	$(464)

Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$2,686,796	$2,479,352	N/A	N/A
Accumulated benefit obligation	$2,515,868	$2,353,734	$122,460	$125,692
Fair value of plan assets	$1,917,626	$1,781,624	$33,558	$33,389
Plans with plan assets in excess of accumulated benefit obligation
Projected benefit obligation	$211	$431	N/A	N/A
Accumulated benefit obligation	$211	$386	$—	$—
Fair value of plan assets	$224	$424	$—	$—

	Pension Benefits Year Ended December 31,			Other Benefits Year Ended December 31,
	2011	2010	2009(1)	2011	2010	2009
	(In thousands)
Components of net periodic benefit cost:
Service cost	$43,495	$39,176	$36,565	$1,143	$1,069	$958
Interest cost	134,927	142,092	147,910	5,805	7,284	8,713
Expected return on plan assets	(148,347)	(136,364)	(136,211)	(1,919)	(1,745)	(1,504)
Amortization of transition obligation	—	—	—	299	283	257
Amortization of prior service cost	3,721	3,711	3,119	33	29	66
Recognized net actuarial loss (gain)	75,255	75,605	81,484	(237)	307	1,711

Net periodic benefit cost	$109,051	$124,220	$132,867	$5,124	$7,227	$10,201

(1)	Excludes approximately $2.1 million of income attributable to settlement of previously recorded unfunded pension liabilities.

Additional Information

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2011	2010	2011	2010
	(In thousands)
Increase (decrease) in accumulated other comprehensive loss due to actuarial losses—before taxes	$216,060	$108,077	$1,336	$(15,152)

We have recognized in the current fiscal year, and expect to recognize in the next fiscal year, the following amounts in other comprehensive loss as components of net periodic benefit cost:

	Recognized in the Year Ended December 31, 2011		To Be Recognized in the Year Ending December 31, 2012
	Pension	Other	Pension	Other
	(In thousands)
Pension cost in accumulated other comprehensive loss:
Net actuarial loss (gain)	$75,255	$(237)	$81,728	$226
Prior service cost (credit)	3,721	33	3,505	(148)
Transition obligation	—	299	—	95

	$78,976	$95	$85,233	$173

Assumptions

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	4.76%	5.56%	4.35%	4.91%
Rate of compensation increase	3.69%	3.69%	—	—
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.56%	6.03%	4.92%	5.45%
Expected return on plan assets	8.24%	8.06%	5.76%	5.42%
Rate of compensation increase	3.69%	3.76%	—	—

The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, we use a building-block approach. Historic real return trends for the various asset classes in the plan’s portfolio are combined with anticipated future market conditions to estimate the real rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the classes within the total asset portfolio. We have been using an expected return on plan assets assumption of 8.5% for the majority of our existing pension plan assets (approximately 89% of our total pension assets at December 31, 2011), which has been consistent with the long-term asset returns of the portfolio. Effective in 2012, the asset return of assumption for these plans has been reduced to 7.2%, reflecting a change in asset allocaton as well as a reduction in anticipated returns for the various classes of assets.

Our existing other benefit plans are unfunded, with the exception of the NFS postretirement benefit plans. These plans provide health benefits to certain salaried and hourly employees, as well as retired employees, of NFS. Approximately 85% of total assets for these postretirement benefit plans are contributed into a Voluntary Employees’ Beneficiary Association (“VEBA”) trust.

	2011	2010
Assumed health-care cost trend rates at December 31
Health-care cost trend rate assumed for next year	8.00%	8.00%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2019	2018

Assumed health-care cost trend rates have a significant effect on the amounts we report for our health-care plan. A one-percentage-point change in our assumed health-care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost	$475	$(401)
Effect on postretirement benefit obligation	$8,027	$(6,830)

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

Domestic Plans

We sponsor the following domestic defined benefit plans:

•	Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (covering Power Generation and Nuclear Energy segment employees);

•	Retirement Plan for Employees of Babcock & Wilcox Governmental Operations (covering Nuclear Operations and Technical Services segment employees and Corporate employees); and

•	Nuclear Fuel Services, Inc. Retirement Plan for Salaried Employees and Nuclear Fuel Services, Inc. Retirement Plan for Hourly Employees acquired with NFS (collectively, the “NFS Plans”).

The assets of the domestic pension plans are commingled for investment purposes and held by the Trustee, The Bank of New York Mellon, in The Babcock & Wilcox Company Master Trust (the “Master Trust”). The NFS Plans were merged into the Master Trust effective January 1, 2010. For the years ended December 31, 2011 and 2010, the investment return on domestic plan assets of the Master Trust (net of deductions for management fees) was approximately 7% and 12.5%, respectively.

The following is a summary of the domestic pension plans’ asset allocations at December 31, 2011 and 2010 by asset category:

	2011	2010
Asset Category:
Fixed Income (excluding U. S. Government Securities)	27%	24%
Commingled and Mutual Funds	25%	28%
U.S. Government Securities	18%	12%
Equity Securities	17%	20%
Partnerships with Security Holdings	8%	9%
Real Estate	3%	4%
Other	2%	3%

Total	100%	100%

The target allocation for 2012 for the domestic plans, by asset class, is as follows:

Asset Class:
Fixed Income	52%
Equities	48%

Foreign Plans

We sponsor various plans through certain of our foreign subsidiaries. These plans are the various plans of Babcock & Wilcox Canada, Ltd. (the “Canadian Plans”) and the Diamond Power Specialty Limited Retirement Benefits Plan (the “Diamond UK Plan”).

The weighted average asset allocations of these plans at December 31, 2011 and 2010 by asset category were as follows:

	2011	2010
Asset Category:
Equity Securities and Commingled Mutual Funds	56%	59%
Fixed Income	41%	37%
Other	3%	4%

Total	100%	100%

The target allocation for 2012 for the foreign plans, by asset class, is as follows:

	Canadian Plans	Diamond UK Plan
Asset Class:
U. S. Equity	15%	10%
Global Equity	50%	45%
Fixed Income	35%	45%

Fair Value

See Note 16 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total investments for our plans measured at fair value at December 31, 2011:

	12/31/11	Level 1	Level 2	Level 3
	(In thousands)
Pension and Other Benefits:
Fixed Income	$550,146	$—	$550,146	$—
Equities	298,083	298,077	—	6
Commingled and Mutual Funds	546,776	8,250	538,526	—
U.S. Government Securities	313,458	313,458	—	—
Partnerships with Security Holdings	134,295	—	—	134,295
Real Estate	53,560	—	—	53,560
Cash and Accrued Items	55,090	54,970	120	—

Total Assets	$1,951,408	$674,755	$1,088,792	$187,861

The following is a summary of total investments for our plans measured at fair value at December 31, 2010:

	12/31/10	Level 1	Level 2	Level 3
	(In thousands)
Pension and Other Benefits:
Fixed Income	$450,116	$3,189	$446,927	$—
Equities	330,510	330,223	—	287
Commingled and Mutual Funds	571,291	7,926	563,365	—
U.S. Government Securities	192,610	192,610	—	—
Partnerships with Security Holdings	140,358	—	2,421	137,937
Real Estate	69,065	—	45	69,020
Cash and Accrued Items	61,487	61,126	361	—

Total Assets	$1,815,437	$595,074	$1,013,119	$207,244

The following is a summary of the changes in the Plans’ Level 3 instruments measured on a recurring basis for the years ended December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$207,244	$341,456
Issuances and acquisitions	16,821	45,217
Dispositions	(52,572)	(180,190)
Realized gain	5,897	23,016
Unrealized gain (loss)	10,471	(22,255)

Balance at end of period	$187,861	$207,244

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

Cash Flows

	Domestic Plans		Foreign Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2012	$164,700	$2,082	$18,258	N/A
Expected benefit payments:
2012	219,362	13,108	10,517	722
2013	128,623	12,632	11,209	714
2014	134,367	11,630	11,804	708
2015	139,471	10,582	12,772	679
2016	144,287	9,386	13,253	656
2017-2021	779,186	33,889	72,966	2,998

The expected employer contributions to trusts for 2012 are included in current liabilities at December 31, 2011.

Defined Contribution Plans

We provide benefits under The Babcock & Wilcox Company Supplemental Executive Retirement Plan (“SERP Plan”), which is a defined contribution plan. Prior to the spin-off, we participated in the McDermott International, Inc. SERP Plan. We recorded income (expense) related to the SERP Plans of approximately $0.3 million, $0.7 million and $0.8 million in the years ended December 31, 2011, 2010 and 2009, respectively.

We also provide benefits under the Thrift Plan for Employees of The Babcock & Wilcox Company and Participating Subsidiary and Affiliated Companies (“Thrift Plan”). The Thrift Plan generally provides for matching employer contributions of 50% of participants’ contributions up to 6 percent of compensation. These matching employer contributions are typically made in shares of BWC common stock. Prior to the spin-off, we participated in the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (“MII Thrift Plan”). The MII Thrift Plan also provided for matching employer contributions of 50% of participants’ contributions up to 6 percent of compensation and employer contributions were typically made in shares of MII common stock. Amounts charged to expense for employer contributions under the Thrift Plan and MII Thrift Plan totaled approximately $22.1 million, $19.7 million and $17.6 million in the years ended December 31, 2011, 2010 and 2009, respectively.

Multiemployer Plans

One of our subsidiaries in the Power Generation segment contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. Effective December 31, 2011, we adopted the disclosure provisions pertaining to these benefits that were issued in September, 2011 under the subtopic Compensation—Retirement Benefits—Multiemployer Plans.

The following table summarizes our contributions to multiemployer plans for the years covered by this report:

		Pension Protection							Expiration
		Act Zone		FIP/RP Status	Contributions				Of Collective
		Zone Status		Pending/	2011	2010	2009	Surcharge	Bargaining
Pension Fund	EIN/PIN	2011	2010	Implemented	(in millions)			Imposed	Agreement
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Yellow	Yellow	Yes	$25.9	$12.4	$13.3	No	Described Below
All Other					5.5	6.0	7.3

					$31.4	$18.4	$20.6

The Boilermaker-Blacksmith National Pension Trust (the “Boilermaker Plan”) is, by plan, the only significant contribution of our total contributions to these funds. Our collective bargaining agreements with the Boilermaker Plan are under a National Maintenance Agreement platform which is evergreen in terms of expiration. However, the agreement allows for termination by either party with a 90 day written notice. Our contributions to the Boilermaker Plan constitute less than 5% of total contributions to the plan. All other contributions expense for all periods included in this report represent multiple amounts to various plans that, individually, are deemed to be insignificant.

NOTE 7 – ASSET SALES AND IMPAIRMENT OF LONG-LIVED ASSETS

We had net gains on asset sales of approximately $3.1 million during the year ended December 31, 2011, primarily attributable to the sale of a wholly owned manufacturing facility in a Chinese subsidiary of Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”). We had losses on asset sales of approximately $1.2 million during the year ended December 31, 2009.

During the years ended December 31, 2011, 2010 and 2009, we did not record any impairments of property, plant and equipment.

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

We issue shares of our common stock in connection with our 2010 Long-Term Incentive Plan, and contributions to our Thrift Plan. At December 31, 2011, 10,845,051 shares of common stock were reserved for issuance in connection with those plans.

NOTE 9 – STOCK-BASED COMPENSATION

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

At December 31, 2011, we had awarded 3,425,740 shares under this plan, and had a total of 6,574,260 shares of our common stock available for future awards.

In the event of a change in control of our company, the terms of the awards under the Plan contain provisions that may cause restrictions to lapse and accelerate the vesting of plan awards.

Total compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Compensation	Tax	Net
	Expense	Benefit	Impact
	(In thousands)
	Year Ended December 31, 2011
Stock Options	$4,030	$(1,486)	$2,544
Restricted Stock	1,666	(593)	1,073
Performance Shares	4,380	(1,634)	2,746
Performance, Restricted and Deferred Stock Units	7,851	(2,898)	4,953

Total	$17,927	$(6,611)	$11,316

	Year Ended December 31, 2010
Stock Options	$2,302	$(849)	$1,453
Restricted Stock	2,930	(1,066)	1,864
Performance Shares	3,390	(1,230)	2,160
Performance, Restricted and Deferred Stock Units	7,686	(2,852)	4,834

Total	$16,308	$(5,997)	$10,311

	Year Ended December 31, 2009
Stock Options	$2,799	$(999)	$1,800
Restricted Stock	6,922	(2,498)	4,424
Performance Shares	14,248	(5,162)	9,086
Performance, Restricted and Deferred Stock Units	1,922	(686)	1,236

Total	$25,891	$(9,345)	$16,546

Prior to August 1, 2010, all of our stock-based compensation expense was attributable to our participation in MII legacy stock-based compensation plans. Expense recognized prior to August 1, 2010 was based on the fair value of MII’s stock-based compensation awards. For the five month period August 1, 2010 to December 31, 2010, stock-based compensation expense attributable to the Plan totaled $4.4 million, net of tax benefits totaling $2.6 million.

The impact on basic earnings per share of stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was $0.10, $0.09 and $0.14 per share, respectively, and on diluted earnings per share was $0.10, $0.09 and $0.14 per share, respectively.

As of December 31, 2011, total unrecognized estimated compensation expense related to nonvested awards was $15.0 million, net of estimated tax benefits of $8.7 million. The components of the total gross unrecognized estimated compensation expense of $23.7 million and their expected weighted-average periods for expense recognition are as follows (amounts in millions; periods in years):

	Amount	Weighted- Average Period
Stock options	$5.4	1.9
Restricted stock	$0.2	1.6
Performance shares	$11.7	2.2
Restricted stock units	$6.4	1.7

B&W Stock Options

The fair value of each option grant was estimated at the date of grant using Black-Scholes, with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010
Risk-free interest rate	1.52%	1.28%
Expected volatility	.46	.61
Expected life of the option in years	3.75	4.08
Expected dividend yield	0%	0%

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

The following table summarizes activity for our stock options for the year ended December 31, 2011 (share data in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	1,095	$14.21
Granted	506	33.91
Exercised	(380)	11.75
Cancelled/expired/forfeited	(67)	30.87

Outstanding at end of period	1,154	$22.68	5.0 Years	$6.2

Exercisable at end of period	378	$13.17	3.9 Years	$4.3

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2011. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.

The weighted-average fair value of the stock options granted in the years ended December 31, 2011 and 2010 was $12.33 and $10.64, respectively.

During the years ended December 31, 2011 and 2010, the total intrinsic value of stock options exercised was $7.5 million and $1.5 million, respectively. The actual tax benefits realized related to the stock options exercised during the years ended December 31, 2011 and 2010 were $1.2 million and $0.5 million, respectively.

B&W Restricted Stock

Nonvested restricted stock awards as of December 31, 2011 and changes during the year ended December 31, 2011 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	143	$27.77
Granted	2	28.10
Vested	(132)	28.03
Cancelled/forfeited	—	—

Nonvested at end of period	13	$20.58

The actual tax benefits realized related to the restricted stock vested during the year ended December 31, 2011 were $(0.1) million.

B&W Performance Shares

Nonvested performance shares as of December 31, 2011 and changes during the year ended December 31, 2011 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	—	$—
Granted	538	33.67
Vested	—	—
Cancelled/forfeited	(61)	34.55

Nonvested at end of period	477	$33.56

The actual number of shares in which each participant vests is dependent upon achievement of certain Return on Invested Capital and Diluted Earnings Per Share targets over three-year performance periods. The number of shares in which participants can vest ranges from zero to 200% of the initial performance shares granted, to be determined upon completion of the three-year performance period. The number of shares included as granted in the table above assumes the award will vest at 180% of the target shares.

B&W Restricted Stock Units

Nonvested restricted stock units as of December 31, 2011 and changes during the year ended December 31, 2011 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	959	$17.94
Granted	197	32.64
Vested	(611)	19.15
Cancelled/forfeited	(54)	22.22

Nonvested at end of period	491	$22.25

The actual tax benefits realized related to the restricted stock units vested during the year ended December 31, 2011 were $2.9 million.

B&W Cash-Based Performance and Restricted Stock Units

As of December 31, 2010 there were no remaining nonvested cash-based performance and restricted stock unit awards, and no grants occurred during the year ended December 31, 2011.

During the years ended December 31, 2010 and 2009, we paid $0.1 million and $1.5 million, respectively, for the settlement of vested cash-based performance and restricted stock units.

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

Thrift Plan

On August 13, 2010, 5,000,000 of the authorized and unissued shares of B&W common stock were reserved for issuance for the employer match to the Thrift Plan. Those matching employer contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, lay-off or approved disability. The Thrift Plan allows employees to sell their interest in B&W’s common stock fund at any time, except as limited by applicable securities laws and regulations. During the year ended December 31, 2011, we issued 510,510 shares of B&W’s common stock as employer contributions pursuant to the Thrift Plan. At December 31, 2011, 4,270,791 shares of B&W’s common stock remained available for issuance under the Thrift Plan.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Investigations and Litigation

Nuclear Fuel Services, Inc.

In June 2011, approximately 18 plaintiffs filed a lawsuit styled as a “class action” in the U.S. District Court for the Eastern District of Tennessee against NFS, B&W, B&W PGG, Babcock & Wilcox Technical Services Group, Inc. (“B&W TSG”), NOG-Erwin Holdings, Inc. and others relating to the operation of the NFS facility in Erwin, Tennessee. The plaintiffs seek compensatory and punitive damages alleging personal injuries and property damage resulting primarily from alleged releases of radioactive materials as a result of operations at the facility. In October 2011, the plaintiffs filed a motion to amend the original complaint increasing the number of plaintiffs to approximately 140, and we filed a motion to dismiss. Plaintiffs have opposed that motion although no hearing date has yet been scheduled. This matter is in its initial stage. No discovery has been conducted and no trial date has been set. The ultimate outcome of these proceedings is uncertain and an adverse ruling, should coverage not be available, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

Apollo and Parks Township

On January 29, 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against B&W PGG, B&W TSG, formerly known as B&W Nuclear Environmental Services, Inc. (the “B&W Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, eight additional suits by additional plaintiffs have been filed in the U.S. District Court for the Western District of Pennsylvania against the B&W Parties and ARCO. The suits presently involve approximately 150 claimants alleging, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in Apollo Borough and Parks Township, Pennsylvania (collectively, the “Apollo and Parks Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages. In June 2011, plaintiffs in seven of the cases filed a motion to consolidate the cases. In August 2011, the Court entered an order consolidating the first seven cases for most non-dispositive pre-trial matters. Discovery in the Apollo and Parks Litigation is ongoing.

At the time of ARCO’s sale of NUMEC stock to B&W PGG, B&W PGG received an indemnity and hold harmless agreement from ARCO with respect to claims and liabilities arising prior to or as a result of conduct or events predating the acquisition.

Insurance coverage and/or the ARCO indemnity currently provides coverage for the claims alleged in the Apollo and Parks Litigation, although no assurance can be given that insurance and/or the indemnity will be available or sufficient in the event of liability, if any.

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

The B&W Parties sought recovery from ANI for amounts paid by the B&W Parties to settle the Hall Litigation, along with unreimbursed attorneys fees, allocated amounts assigned by ARCO to the B&W Parties, and applicable interest based upon ANI’s breach of contract and bad faith conduct in the matter of The Babcock & Wilcox Company et al. v. American Nuclear Insurers, et al. (the “ANI Litigation”). ARCO also sought recovery against ANI in the ANI Litigation, which has been pending before the Court of Common Pleas of Allegheny County, Pennsylvania.

In September 2011, a jury returned a verdict in the ANI Litigation, finding that the B&W Parties’ settlement of the Hall Litigation for $52.5 million and ARCO’s settlement for $27.5 million were fair and reasonable. Following the verdict, in February 2012, the B&W Parties, ARCO and ANI entered into an agreement in which the parties agreed to the dismissal with prejudice of all remaining claims pending in the ANI Litigation, excluding the B&W Parties’ and ARCO’s claims seeking reimbursement from ANI for the $52.5 million and $27.5 million settlements (plus interest) (the “Settlement Claims”). By agreement, ANI also waived: (1) any and all rights to appeal the September 2011 jury verdict on the basis of the trial court’s evidentiary rulings; and (2) any defenses and arguments of any kind except ANI’s position that it was not required to reimburse the B&W Parties’ and ARCO for their settlements under the provisions of the ANI policies. On February 14, 2012, the Court granted the parties’ proposed order implementing their agreement and entered final judgment in favor of the B&W Parties and ARCO on the Settlement Claims. As part of the final order and judgment, the Court ruled that the B&W Parties and ARCO are entitled to pre-judgment interest on their $52.5 million and $27.5 million settlements, in the amounts of approximately $8.8 million and $6.2 million, respectively. In addition, post-verdict interest from the date of the jury verdict was awarded at 6%.

Execution on the final judgments will be stayed while ANI pursues an appeal in the Pennsylvania appellate courts, provided ANI posts a supersedeas appeal bond in the amount of 120% of the total final judgment amount. Pursuant to the agreement among the parties, if the final judgments are affirmed, following the exhaustion of all appeals, ANI must immediately satisfy those judgments and pay an additional liquidated contingency sum of $5 million to the B&W Parties and ARCO. If on appeal the final judgments are reversed and/or vacated, ANI will not owe the liquidated contingency sum. B&W has not recognized any amounts claimed in the ANI Litigation in its financial statements due to the uncertainty surrounding the ultimate amount to be realized.

Columbia Condenser Contract

On October 21, 2011, Babcock & Wilcox Nuclear Energy, Inc. (“B&W NE”) filed a complaint in U.S. District Court, Eastern District of Washington against Energy Northwest for breach of contract and other claims relating to a contract for the removal and replacement of the main plant condenser and related parts at Energy Northwest’s Columbia Generating Station. B&W NE seeks unspecified monetary damages, attorney’s fees and costs against Energy Northwest resulting from its failure to make payments for work B&W NE performed under the contract. Energy Northwest has filed a counter-claim against B&W NE alleging breach of contract. The matter has been stayed by the U.S. District Court pending a mediation between the parties, which is currently scheduled for the second quarter of 2012.

Other

In the three months ended June 30, 2011, we recorded a settlement with the sellers of NFS related to conditions in existence at the acquisition date. We collected approximately $10.9 million in cash, and recognized this amount in cost of operations on our consolidated statements of income.

Other Litigation and Settlements

Additionally, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including, among other things:

•	performance-or warranty-related matters under our customer and supplier contracts and other business arrangements; and

•	workers’ compensation claims, premises liability claims and other claims.

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

The Department of Environmental Protection of the Commonwealth of Pennsylvania (“PADEP”) advised us in March 1994 that it would seek monetary sanctions and remedial and monitoring relief related to the Parks Facilities. The relief sought is related to potential groundwater contamination resulting from previous operations at the facilities. These facilities are currently owned by a subsidiary in our Nuclear Operations segment. PADEP has advised us that it does not intend to assess any monetary sanctions, provided our Nuclear Operations segment continues its remediation program for the Parks Facilities. Whether additional nonradiation contamination remediation will be required at the Parks Facilities remains unclear. Results from sampling completed by our Nuclear Operations segment have indicated that such remediation may not be necessary. Our Nuclear Operations segment continues to evaluate closure of the groundwater issues pursuant to applicable Pennsylvania law.

We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the U.S. Environmental Protection Agency and the NRC.

The NRC’s decommissioning regulations require our Nuclear Operations and Technical Services segments to provide financial assurance that it will be able to pay the expected cost of decommissioning each of its licensed facilities at the end of its service life. We provided financial assurance aggregating $43.5 million during the year ended December 31, 2011 with existing letters of credit for the ultimate decommissioning of these licensed facilities. These two facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. These letters of credit are to cover decommissioning required pursuant to work not subject to this DOE obligation.

Our compliance with U.S. federal, state and local environmental control and protection regulations resulted in pretax charges of approximately $13.2 million in the year ended December 31, 2011. In addition, compliance with existing environmental regulations necessitated capital expenditures of $1.8 million in the year ended December 31, 2011. At December 31, 2011 and 2010, we had total environmental reserves (including provisions for the facilities discussed above) of $47.3 million and $43.5 million, respectively. Of our total environmental reserves at December 31, 2011 and 2010, $3.2 million and $2.7 million, respectively, were included in current liabilities. In the year ended December 31, 2010 we recognized an $8.7 million gain, included in cost of operations in our consolidated and combined statements of income, attributable to a change in estimate of an environmental liability at our NFS subsidiary. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.

Operating Leases

Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2011 are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2012	$10,285
2013	$8,143
2014	$7,361
2015	$5,900
2016	$4,525
Thereafter	$8,117

Total rental expense for the years ended December 31, 2011, 2010 and 2009 was $11.1 million, $10.5 million and $9.8 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

NOTE 11 – RELATED PARTY TRANSACTIONS

Prior to our acquisition of Marine Mechanical Corporation (“MMC”), our Chief Operating Officer (“COO”) served as president and Chief Executive Officer of MMC. The shares of stock we purchased in the MMC acquisition were owned by an employee stock ownership trust (“ESOP”), numerous stock optionholders and a Class B stockholder, all of which our COO was a participant in. Part of our original purchase price for MMC was placed in an escrow account as a means of providing a fund for resolution of any post-closing claims. In May of 2011, final resolution of all issues occurred and our COO received approximately $300,000 based on her participation interest in the escrow account.

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

Net Transactions with Parent – In connection with the spin-off, capital in excess of par value increased by $429.6 million. This increase consisted primarily of the forgiveness of intercompany balances owed to MII of $178.0 million, the noncash settlement of a note payable to an MII affiliate totaling $277.8 million and the distribution by B&W of certain net assets totaling $20.7 million to MII, including $43.3 million in cash. In addition to these transactions, MII paid B&W $43.3 million in cash to settle a note receivable, and B&W paid MII $43.4 million in settlement of certain intercompany amounts. In addition, MII contributed net assets to B&W which included $12.5 million in cash.

See Note 3 for additional transactions with unconsolidated affiliates.

NOTE 12 – RISKS AND UNCERTAINTIES

Percentage-of-Completion Accounting

As of December 31, 2011, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.

Insurance

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

NOTE 13 – FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

Our Power Generation and Nuclear Energy segments’ major customers are large utilities. The primary customer of our Nuclear Operations segment is the U.S. Government, including some of its contractors. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In the years ended December 31, 2011 and 2010, the U.S. Government accounted for approximately 38% and 39%, respectively, of our total revenues. See Note 17 for additional information about our operations in different geographic areas.

We believe that our provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. At December 31, 2011 and 2010, the allowance for possible losses that we deducted from accounts receivable – trade on the accompanying balance sheets was $3.3 million and $3.2 million, respectively.

NOTE 14 – INVESTMENTS

The following is a summary of our available-for-sale securities at December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$51,308	$14	$—	$51,322
Money market instruments and short-term investments/mutual funds	2,957	355	—	3,312
Asset-backed securities and collateralized mortgage obligations	633	—	(171)	462
Commercial paper	17,481	4	(1)	17,484

Total	$72,379	$373	$(172)	$72,580

The following is a summary of our available-for-sale securities at December 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$70,038	$8	$—	$70,046
Money market instruments and short-term investments	3,217	426	—	3,643
Asset-backed securities and collateralized mortgage obligations	739	—	(163)	576
Corporate and foreign government bonds and notes	832	—	—	832

Total	$74,826	$434	$(163)	$75,097

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
	(In thousands)
Year Ended December 31, 2011	$147,288	$—	$5
Year Ended December 31, 2010	$134,276	$—	$122
Year Ended December 31, 2009	$140,203	$—	$30

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity as a component of accumulated other comprehensive loss, until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other income (expense) – net in our consolidated and combined statements of income.

We have designated all of our forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of firm commitments related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. Ineffective portions of our forward contracts are recorded in other income (expense) – net on our consolidated and combined statements of income. At December 31, 2011, we had deferred approximately $2.7 million of net gains on these derivative financial instruments in accumulated other comprehensive loss. We expect to recognize this entire amount in the next twelve months.

At December 31, 2011, all of our derivative financial instruments consisted of foreign currency forward-exchange contracts and warrants to purchase common stock. The notional amount of our forward contracts totaled $238.1 million at December 31, 2011, with maturities extending to November 2014. These instruments consist primarily of contracts to purchase or sell Canadian Dollars or Danish Kroner. The fair value of these contracts totaled $2.5 million, all of which are Level 2 in nature (See Note 16). We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our derivative financial instruments are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under this facility.

The following tables summarize our derivative financial instruments at December 31, 2011 and 2010:

	Asset and Liability Derivatives
	December 31,
	2011	2010
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$1,760	$2,625
Other assets	$3,792	$5,360
Accounts payable	$1,238	$1,234
Other liabilities	$610	$201

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts payable	$520	$2,793
Other liabilities	$664	$811
Stock Warrants:
Location
Other assets	$877	$3,296

The effects of derivatives on our financial statements are outlined below:

	December 31,
	2011	2010
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain (loss) recognized in other comprehensive income	$(1,224)	$8,952

Income (loss) reclassified from accumulated other comprehensive loss into income: effective portion
Location
Revenues	$4,128	$1,888
Cost of operations	$(2,350)	$(388)
Other-net	$373	$430

Gain (loss) recognized in income: portion excluded from effectiveness testing
Location
Other-net	$1,045	$(1,265)

Derivatives Not Designated as Hedges:
Forward Contracts:
Gain (loss) recognized in income
Location
Other-net	$1,234	$(3,232)

Stock Warrants:
Gain (loss) recognized
Location
Other-net	$(2,419)	$682

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

Our net unrealized gain/loss on investments is currently in an unrealized gain position totaling approximately $0.2 million at December 31, 2011. At December 31, 2010, we had an unrealized gain on our investments totaling approximately $0.3 million. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired at December 31, 2011.

Fair Value Measurements

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2011:

	12/31/11	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$3,312	$—	$3,312	$—
U.S. Government and agency securities	51,322	51,322	—	—
Asset-backed securities and collateralized mortgage obligations	462	—	462	—
Commercial paper	17,484	—	17,484	—

Total	$72,580	$51,322	$21,258	$—

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2010:

	12/31/10	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$3,385	$—	$3,385	$—
Certificates of deposit	258	—	258	—
U.S. Government and agency securities	70,046	70,046	—	—
Asset-backed securities and collateralized mortgage obligations	576	—	576	—
Corporate notes and bonds	832	—	832	—

Total	$75,097	$70,046	$5,051	$—

Derivatives

Level 2 derivative assets and liabilities currently consist of foreign exchange rate derivatives. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including foreign exchange forward and spot rates, interest rates and counterparty performance risk adjustments. At December 31, 2011, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars and Danish Kroner with a total notional amount of $238.1 million and a total fair value of $2.5 million.

Level 3 derivative assets include warrants to purchase common stock. The value of the warrants are computed using an option pricing model based on unobservable inputs such as estimated stock price for inactive shares, and observable inputs, including interest rates and volatility. At December 31, 2011, the warrants had a fair value of $0.9 million.

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the years ended December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$3,296	$168
Total realized and unrealized gains (losses):
Included in other income (expense)-net	(2,419)	671
Included in other comprehensive income	—	119
Purchases, issuances, and settlements	—	2,342
Principal repayments	—	(4)

Balance at end of period	$877	$3,296

Our Level 3 instruments at December 31, 2011 and 2010 consist of warrants to purchase common stock.

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments, as follows:

Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair values due to their highly liquid nature.

Investments. We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Long- and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at December 31, 2011 and December 31, 2010.

NOTE 17 – SEGMENT REPORTING

Our reportable segments are Power Generation, Nuclear Operations, Technical Services and Nuclear Energy, as described in Note 1. The operations of our segments are managed separately and each has unique technology, services and customer class.

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses, contract and insurance claims provisions, legal expenses and gains (losses) on sales of corporate assets.

1. Information about Operations in our Different Industry Segments:

	0000000000	0000000000	0000000000
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
REVENUES (1):
Power Generation	$1,541,509	$1,424,574	$1,658,223
Nuclear Operations	1,043,185	995,969	914,019
Technical Services	119,711	90,147	119,722
Nuclear Energy	321,406	196,282	174,783
Adjustments and Eliminations	(73,771)	(18,161)	(12,115)

	$2,952,040	$2,688,811	$2,854,632

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

	0000000000	0000000000	0000000000
Power Generation Transfers	$53,852	$5,092	$1,410
Nuclear Operations Transfers	5,860	4,423	1,030
Technical Services Transfers	2,155	2,438	2,527
Nuclear Energy Transfers	11,904	6,208	7,148

	$73,771	$18,161	$12,115

	0000000000	0000000000	0000000000
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
OPERATING INCOME:
Power Generation	$140,029	$128,278	$163,316
Nuclear Operations	171,554	147,235	107,268
Technical Services	68,239	45,614	47,312
Nuclear Energy	(118,748)	(27,560)	(5,447)

	$261,074	$293,567	$312,449

Unallocated Corporate(1)	(25,106)	(29,595)	(42,885)

Total Operating Income(2)	$235,968	$263,972	$269,564

Other Income (Expense):
Interest income	1,342	1,187	3,439
Interest expense	(4,543)	(12,939)	(24,590)
Other income (expense)—net	2,168	(16,400)	(16,112)

Total Other Expense	(1,033)	(28,152)	(37,263)

Income before Provision for Income Taxes	$234,935	$235,820	$232,301

(1)	Unallocated corporate includes general corporate overhead not allocated to segments
(2)	Included in operating income is the following:

	0000000000	0000000000	0000000000
(Gains) Losses on Asset Disposals – Net:
Power Generation	$(3,456)	$39	$292
Nuclear Operations	—	—	171
Technical Services	—	61	—
Nuclear Energy	96	(62)	(20)
Unallocated Corporate	273	—	783

	$(3,087)	$38	$1,226

Equity in Income of Investees:
Power Generation	$25,778	$30,788	$14,043
Nuclear Operations	—	—	—
Technical Services	52,877	43,294	41,051
Nuclear Energy	—	—	—

	$78,655	$74,082	$55,094

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
SEGMENT ASSETS:
Power Generation	$1,325,959	$1,082,801	$1,156,247
Nuclear Operations	679,818	639,090	640,039
Technical Services	123,717	85,509	72,005
Nuclear Energy	347,158	339,457	273,147

Total Segment Assets	2,476,652	2,146,857	2,141,438
Corporate Assets	312,459	353,653	462,421

Total Assets	$2,789,111	$2,500,510	$2,603,859

CAPITAL EXPENDITURES:
Power Generation	$15,788	$13,627	$30,257
Nuclear Operations	32,082	24,718	25,750
Technical Services	—	15	26
Nuclear Energy	7,257	4,480	1,891

Segment Capital Expenditures	55,127	42,840	57,924
Corporate Capital Expenditures	8,747	20,809	35,801

Total Capital Expenditures	$63,874	$63,649	$93,725

DEPRECIATION AND AMORTIZATION:
Power Generation	$17,264	$18,564	$13,351
Nuclear Operations	38,169	36,955	44,584
Technical Services	262	263	278
Nuclear Energy	5,346	4,988	4,508

Segment Depreciation and Amortization	61,041	60,770	62,721
Corporate Depreciation and Amortization	11,962	10,863	9,991

Total Depreciation and Amortization	$73,003	$71,633	$72,712

INVESTMENT IN UNCONSOLIDATED AFFILIATES:
Power Generation	$124,686	$95,527	$64,666
Nuclear Operations	—	—	—
Technical Services	38,882	5,284	3,661
Nuclear Energy	—	—	—

Total Investment in Unconsolidated Affiliates	$163,568	$100,811	$68,327

2. Information about our Product and Service Lines:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
REVENUES:
Power Generation:
New Build Environmental Equipment	$235,750	$277,531	$363,456
New Build Steam Generation Systems	416,779	386,356	475,878
After Market Services	894,677	765,573	840,236
Eliminations/Other	(5,697)	(4,886)	(21,347)

	1,541,509	1,424,574	1,658,223

Nuclear Operations:
Nuclear Component Program	1,025,838	986,952	887,844
Commercial Operations	11,674	4,449	25,340
Eliminations/Other	5,673	4,568	835

	1,043,185	995,969	914,019

Technical Services:
Commercial Operations	29,708	28,862	64,747
Nuclear Environmental Services	76,267	48,351	42,425
Management & Operation Contracts of U.S. Government Facilities	13,736	12,934	12,551
Eliminations/Other	—	—	(1)

	119,711	90,147	119,722

Nuclear Energy:
Nuclear Services	151,118	119,244	121,948
Nuclear Equipment	122,789	72,336	52,735
Nuclear Projects	45,539	4,700	100
Eliminations/Other	1,960	2	—

	321,406	196,282	174,783

Eliminations	(73,771)	(18,161)	(12,115)

	$2,952,040	$2,688,811	$2,854,632

3. Information about our Operations in Different Geographic Areas:

	0000000000	0000000000	0000000000
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
REVENUES(1):
United States	$2,340,299	$2,133,924	$2,300,039
Canada	238,663	252,089	267,567
Sweden	94,337	48,632	40,852
China	48,153	48,285	54,192
Norway	29,844	33,353	21,996
Finland	20,723	4,040	9,746
Ireland	14,769	26,574	10,336
Bulgaria	14,149	2,144	—
Denmark	12,310	15,040	21,965
India	8,891	16,277	5,229
Japan	8,716	8,797	26,904
Germany	8,222	3,464	15,734
Chile	6,811	2,870	1,792
Italy	6,516	11,361	4,533
Korea	6,272	9,114	8,339
United Kingdom	6,150	6,791	6,746
Brazil	4,671	2,957	2,131
Indonesia	4,642	6,048	8,834
France	3,433	5,373	8,351
Other Countries	74,469	51,678	39,346

	$2,952,040	$2,688,811	$2,854,632

(1)	We allocate geographic revenues based on the location of the customer’s operations.

	0000000000	0000000000	0000000000
NET PROPERTY, PLANT AND EQUIPMENT:
United States	$348,498	$345,848	$360,076
Canada	41,868	41,959	40,058
United Kingdom	9,758	10,401	11,234
Denmark	8,813	8,395	8,852
Mexico	7,024	6,299	4,207
Other Countries	6,330	5,410	5,634

	$422,291	$418,312	$430,061

4. Information about our Major Customers:

In the years ended December 31, 2011, 2010 and 2009, the U.S. Government accounted for approximately 38%, 39% and 33%, respectively, of our total revenues. Substantially, these revenues are included in our Nuclear Operations and Technical Services segments.

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011 Quarter Ended
	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(In thousands, except per share amounts)
Revenues	$691,277	$752,352	$707,622	$800,789
Operating income (1)	$21,901	$63,257	$57,551	$93,259
Equity in income of investees	$15,361	$18,381	$22,782	$22,131
Net income attributable to The Babcock & Wilcox Company	$13,510	$46,209	$45,663	$64,272

Earnings per common share:
Basic:
Net income attributable to The Babcock & Wilcox Company	$0.12	$0.39	$0.39	$0.54
Diluted:
Net income attributable to The Babcock & Wilcox Company	$0.11	$0.39	$0.39	$0.54

(1) Includes equity in income of investees.

	Year Ended December 31, 2010 Quarter Ended
	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010
	(In thousands, except per share amounts)
Revenues	$662,388	$688,496	$632,765	$705,162
Operating income (1)	$38,746	$85,655	$65,077	$74,494
Equity in income of investees	$14,019	$17,435	$16,986	$25,642
Net income attributable to The Babcock & Wilcox Company	$16,843	$47,640	$35,887	$52,892

Earnings per common share:
Basic:
Net income attributable to The Babcock & Wilcox Company	$0.15	$0.41	$0.31	$0.45
Diluted:
Net income attributable to The Babcock & Wilcox Company	$0.14	$0.41	$0.31	$0.45

(1)	Includes equity in income of investees.

Our March 31, 2011 quarter included additional costs to complete projects totaling $32.7 million. Our June 30, 2011 quarter included $10.9 million of favorable settlements with the sellers of NFS. In addition, our June 30, 2011 and September 30, 2011 quarters included additional costs to complete projects totaling $26.0 million and $3.1 million respectively.

NOTE 19 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except shares and per share amounts)
Basic:

Net income attributable to The Babcock & Wilcox Company	$169,654	$153,262	$147,764

Weighted average common shares	117,560,594	116,260,425	116,067,535

Basic earnings per common share:

Net income attributable to The Babcock & Wilcox Company	$1.44	$1.32	$1.27

Diluted:

Net income attributable to The Babcock & Wilcox Company	$169,654	$153,262	$147,764

Weighted average common shares (basic)	117,560,594	116,260,425	116,067,535
Effect of dilutive securities:
Stock options, restricted stock and performance shares(1)	844,003	1,365,640	1,356,272

Adjusted weighted average common shares	118,404,597	117,626,065	117,423,807

Diluted earnings per common share:
Net income attributable to The Babcock & Wilcox Company	$1.43	$1.30	$1.26

(1)	At December 31, 2011 and 2010, we excluded from the diluted share calculation 742,035 shares and 349,744 shares, respectively, related to stock options, as their effect would have been antidilutive.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief

Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2011. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2011, and their report is included in Item 9A.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Babcock & Wilcox Company:

We have audited the internal control over financial reporting of The Babcock & Wilcox Company and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the operation of The Babcock & Wilcox Company as a subsidiary of McDermott International, Inc. for 2009 and a portion of 2010.

/S/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 29, 2012

Item 9B.	OTHER INFORMATION

On February 26, 2012, Mr. Richard L. Killion, President and Chief Operating Officer of our subsidiary, B&W PGG, notified us of his decision to retire, effective July 1, 2012. Mr. Killion will retire from his current position as President and Chief Operating Officer on April 1, 2012 and is expected to remain employed with B&W PGG until his retirement in July 2012.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings “Election of Directors,” “Named Executive Profiles,” and “Executive Officers” in the Proxy Statement for our 2012 Annual Meeting of Stockholders. The information required by this item with respect to compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership

Compliance” in the Proxy Statement for our 2012 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit and Finance Committee financial experts is incorporated by reference to the material appearing in the “Audit and Finance Committee” sections under the heading “Corporate Governance – Board of Directors and Its Committees” in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

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

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to (1) the Equity Compensation Plan Information table appearing in Item 5 – “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this report and (2) the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in Note 11 to our consolidated and combined financial statements included in this report is incorporated by reference. Additional information required by this item is incorporated by reference to the material appearing under the heading “Corporate Governance – Director Independence” in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December  31, 2012” in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report or incorporated by reference:

1.	CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated and Combined Statements of Income for the Years Ended December 31, 2011, 2010 and 2009

Consolidated and Combined Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009

Consolidated and Combined Statements of Stockholders’ Equity for the Years Ended December 31, 2011 and 2010

Combined Statement of Parent Equity (Deficit) for the Year Ended December 31, 2009

Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated and Combined Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made of the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related footnotes contained in this report.

3. EXHIBITS

Exhibit Number	Description

2.1	Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File no. 1-34658)).

3.1	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2	Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

4.1	Credit Agreement dated as of May 3, 2010, among Babcock & Wilcox Investment Company, the lenders and letter of credit issuers party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.16 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

4.2	Amendment No. 1 to Credit Agreement, dated as of March 17, 2011, entered into by and among The Babcock & Wilcox Company, certain lenders executing the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 17, 2011 (File No. 1-34658)).

4.3	Joinder and Reaffirmation Agreement dated as of August 6, 2010, among The Babcock & Wilcox Company (as borrower), Babcock & Wilcox Investment Company, Babcock & Wilcox India Holdings, Inc. and certain other subsidiaries of the borrower in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

4.4	Pledge and Security Agreement dated as of May 3, 2010, by Babcock & Wilcox Investment Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.17 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.1	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.2	Employee Matters Agreement dated as of July 2, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.3	Amendment to the Employee Matters Agreement dated as of August 3, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.15 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.4	Amendment No. 2 to the Employee Matters Agreement dated as of August 10, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.5	Transition Services Agreement dated as of July 2, 2010 between McDermott International, Inc. as service provider and The Babcock & Wilcox Company as service receiver (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.6	Transition Services Agreement dated as of July 2, 2010 between The Babcock & Wilcox Company as service provider and McDermott International, Inc. as service receiver (incorporated by reference to Exhibit 10.4 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.7	Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Assurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.5 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.8	Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Assurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd. (incorporated by reference to Exhibit 10.6 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.9	Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. and Creole Insurance Company, Ltd. (incorporated by reference to Exhibit 10.7 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.10	Securities Purchase Agreement dated as of May 25, 2010, by and among USEC Inc., Toshiba Corporation and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.18 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on June 4, 2010 (File No. 1-34658)).

10.11	Standstill Agreement, dated as of June 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q dated August 8, 2011 (File No. 1-34658)).

10.12	First Amendment to Standstill Agreement, dated as of August 15, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q dated November 7, 2011 (File No. 1-34658)).

10.13	Second Amendment to Standstill Agreement, dated as of September 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q dated November 7, 2011 (File No. 1-34658)).

10.14*	2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, effective July 2, 2010 (incorporated by reference to Exhibit 10.8 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.15*	Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, dated as of February 22, 2011, (incorporated by reference to Appendix A to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.16*	The Babcock & Wilcox Executive Incentive Compensation Plan, as amended and restated as of February 22, 2011, (incorporated by reference to Appendix B to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.17*	Supplemental Executive Retirement Plan of The Babcock & Wilcox Company, as amended and restated December 8, 2010, (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated December 8, 2010 (File No. 1-34658)).

10.18*	Restructuring Transaction Retention Agreement between McDermott International, Inc. and Brandon C. Bethards dated as of December 10, 2009 (incorporated by reference to Exhibit 10.17 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.19*	Restructuring Transaction Retention Agreement between McDermott International, Inc. and Michael S. Taff dated as of December 10, 2009 (incorporated by reference to Exhibit 10.11 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on April 23, 2010 (File No. 1-34658)).

10.20*	Form of Separation Agreement between Babcock & Wilcox Investment Company and Winfred D. Nash (incorporated by reference to The Babcock & Wilcox Company’s Current Report on Form 8-K dated February 22, 2011 (File No. 1-34658)).

10.21*	Consulting Agreement, dated as of June 29, 2011, between The Babcock & Wilcox Company and Michael S. Taff (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 29, 2011 (File No. 1-34658)).

10.22*	Change in Control Agreement entered into among The Babcock & Wilcox Company, Babcock & Wilcox Investment Company and Brandon C. Bethards effective as of August 11, 2010 (incorporated by reference to Exhibit 10.9 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.23*	Form of Change In Control Agreement between Anthony S. Colatrella and The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated November 14, 2011 (File No. 1-34658)).

10.24*	Change in Control Agreement entered into among The Babcock & Wilcox Company, Babcock & Wilcox Investment Company and Michael S. Taff effective as of August 11, 2010 (incorporated by reference to Exhibit 10.10 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.25*	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company, certain employer subsidiaries and executive officers (other than Mr. Bethards, Mr. Taff or Mr. Colatrella) effective as of August 11, 2010 (incorporated by reference to Exhibit 10.11 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.26*	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company, certain employer subsidiaries and selected officers (other than executive officers) effective as of August 11, 2010 (incorporated by reference to Exhibit 10.12 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.27*	2012 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company.

10.28*	Form of 2012 Stock Option Grant Agreement for Employees.

10.29*	Form of 2012 Restricted Stock Unit Grant Agreement for Employees.

10.30*	Form of 2012 Performance Share Grant Agreement for Employees.

10.31*	2011 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.23 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.32*	Form of 2011 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.24 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.33*	Form of 2011 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.25 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.34*	Form of 2011 Performance Share Grant Agreement for Employees (incorporated by reference to Exhibit 10.26 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.35*	Form of Restricted Stock Award Grant Agreement for Messrs. Bethards and Taff granted pursuant to the Restructuring Transaction Retention Agreements (incorporated by reference to Exhibit 10.27 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.36*	Form of 2010 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.37*	Form of 2010 Restricted Stock Award Grant Agreement for Employees (incorporated by reference to Exhibit 10.29 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.38*	Form of 2010 Stock Option Grant Agreement for Employees converted on the spin-off from awards of stock options to purchase shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.30 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.39*	Form of 2010 Restricted Stock Award Grant Agreement for Employees converted on the spin-off from awards of restricted shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.31 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.40*	Form of 2010 Restricted Stock Unit Grant Agreement for Employees converted on the spin-off from awards of restricted stock units denominated in shares of McDermott International, Inc. common stock. (incorporated by reference to Exhibit 10.32 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658))

10.41*	Form of 2010 Restricted Stock Unit Grant Agreement for Employees converted on the spin-off from awards of performance shares denominated in shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.33 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

95	Mine Safety

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BABCOCK & WILCOX COMPANY
/s/ Brandon C. Bethards

February 29, 2012	By:	Brandon C. Bethards
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ Brandon C. Bethards	President and Chief Executive Officer (Principal Executive Officer)
Brandon C. Bethards

/s/ Anthony S. Colatrella	Senior Vice President and Chief Financial Officer
Anthony S. Colatrella	(Principal Financial Officer and Duly Authorized Representative)

/s/ David S. Black	Vice President and Chief Accounting Officer
David S. Black	(Principal Accounting Officer and Duly Authorized Representative)

/s/ John A. Fees	Chairman of the Board and Director
John A. Fees

/s/ Thomas A. Christopher	Director
Thomas A. Christopher

/s/ Robert W. Goldman	Director
Robert W. Goldman

/s/ Stephen G. Hanks	Director
Stephen G. Hanks

/s/ D. Bradley McWilliams	Director
D. Bradley McWilliams

/s/ Richard W. Mies	Director
Richard W. Mies

/s/ Anne R. Pramaggiore	Director
Anne R. Pramaggiore

/s/ Larry L. Weyers	Director
Larry L. Weyers

February 29, 2012

INDEX TO EXHIBITS

Exhibit Number	Description	Sequentially Numbered Pages

2.1	Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File no. 1-34658)).

3.1	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2	Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

4.1	Credit Agreement dated as of May 3, 2010, among Babcock & Wilcox Investment Company, the lenders and letter of credit issuers party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.16 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

4.2	Amendment No. 1 to Credit Agreement, dated as of March 17, 2011, entered into by and among The Babcock & Wilcox Company, certain lenders executing the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 17, 2011 (File No. 1-34658)).

4.3	Joinder and Reaffirmation Agreement dated as of August 6, 2010, among The Babcock & Wilcox Company (as borrower), Babcock & Wilcox Investment Company, Babcock & Wilcox India Holdings, Inc. and certain other subsidiaries of the borrower in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

4.4	Pledge and Security Agreement dated as of May 3, 2010, by Babcock & Wilcox Investment Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.17 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.1	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.2	Employee Matters Agreement dated as of July 2, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.3	Amendment to the Employee Matters Agreement dated as of August 3, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.15 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.4	Amendment No. 2 to the Employee Matters Agreement dated as of August 10, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.5	Transition Services Agreement dated as of July 2, 2010 between McDermott International, Inc. as service provider and The Babcock & Wilcox Company as service receiver (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.6	Transition Services Agreement dated as of July 2, 2010 between The Babcock & Wilcox Company as service provider and McDermott International, Inc. as service receiver (incorporated by reference to Exhibit 10.4 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.7	Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Assurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.5 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.8	Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Assurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd. (incorporated by reference to Exhibit 10.6 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.9	Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. and Creole Insurance Company, Ltd. (incorporated by reference to Exhibit 10.7 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.10	Securities Purchase Agreement dated as of May 25, 2010, by and among USEC Inc., Toshiba Corporation and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.18 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on June 4, 2010 (File No. 1-34658)).

10.11	Standstill Agreement, dated as of June 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q dated August 8, 2011 (File No. 1-34658)).

10.12	First Amendment to Standstill Agreement, dated as of August 15, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q dated November 7, 2011 (File No. 1-34658)).

10.13	Second Amendment to Standstill Agreement, dated as of September 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q dated November 7, 2011 (File No. 1-34658)).

10.14*	2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, effective July 2, 2010 (incorporated by reference to Exhibit 10.8 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.15*	Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, dated as of February 22, 2011, (incorporated by reference to Appendix A to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.16*	The Babcock & Wilcox Executive Incentive Compensation Plan, as amended and restated as of February 22, 2011, (incorporated by reference to Appendix B to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.17*	Supplemental Executive Retirement Plan of The Babcock & Wilcox Company, as amended and restated December 8, 2010, (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated December 8, 2010 (File No. 1-34658)).

10.18*	Restructuring Transaction Retention Agreement between McDermott International, Inc. and Brandon C. Bethards dated as of December 10, 2009 (incorporated by reference to Exhibit 10.17 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.19*	Restructuring Transaction Retention Agreement between McDermott International, Inc. and Michael S. Taff dated as of December 10, 2009 (incorporated by reference to Exhibit 10.11 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on April 23, 2010 (File No. 1-34658)).

10.20*	Form of Separation Agreement between Babcock & Wilcox Investment Company and Winfred D. Nash (incorporated by reference to The Babcock & Wilcox Company’s Current Report on Form 8-K dated February 22, 2011 (File No. 1-34658)).

10.21*	Consulting Agreement, dated as of June 29, 2011, between The Babcock & Wilcox Company and Michael S. Taff (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 29, 2011 (File No. 1-34658)).

10.22*	Change in Control Agreement entered into among The Babcock & Wilcox Company, Babcock & Wilcox Investment Company and Brandon C. Bethards effective as of August 11, 2010 (incorporated by reference to Exhibit 10.9 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.23*	Form of Change In Control Agreement between Anthony S. Colatrella and The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated November 14, 2011 (File No. 1-34658)).

10.24*	Change in Control Agreement entered into among The Babcock & Wilcox Company, Babcock & Wilcox Investment Company and Michael S. Taff effective as of August 11, 2010 (incorporated by reference to Exhibit 10.10 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.25*	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company, certain employer subsidiaries and executive officers (other than Mr. Bethards, Mr. Taff or Mr. Colatrella) effective as of August 11, 2010 (incorporated by reference to Exhibit 10.11 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.26*	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company, certain employer subsidiaries and selected officers (other than executive officers) effective as of August 11, 2010 (incorporated by reference to Exhibit 10.12 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.27*	2012 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company.

10.28*	Form of 2012 Stock Option Grant Agreement for Employees.

10.29*	Form of 2012 Restricted Stock Unit Grant Agreement for Employees.

10.30*	Form of 2012 Performance Share Grant Agreement for Employees.

10.31*	2011 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.23 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.32*	Form of 2011 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.24 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.33*	Form of 2011 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.25 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.34*	Form of 2011 Performance Share Grant Agreement for Employees (incorporated by reference to Exhibit 10.26 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.35*	Form of Restricted Stock Award Grant Agreement for Messrs. Bethards and Taff granted pursuant to the Restructuring Transaction Retention Agreements (incorporated by reference to Exhibit 10.27 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.36*	Form of 2010 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.37*	Form of 2010 Restricted Stock Award Grant Agreement for Employees (incorporated by reference to Exhibit 10.29 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.38*	Form of 2010 Stock Option Grant Agreement for Employees converted on the spin-off from awards of stock options to purchase shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.30 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.39*	Form of 2010 Restricted Stock Award Grant Agreement for Employees converted on the spin-off from awards of restricted shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.31 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.40*	Form of 2010 Restricted Stock Unit Grant Agreement for Employees converted on the spin-off from awards of restricted stock units denominated in shares of McDermott International, Inc. common stock. (incorporated by reference to Exhibit 10.32 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658))

10.41*	Form of 2010 Restricted Stock Unit Grant Agreement for Employees converted on the spin-off from awards of performance shares denominated in shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.33 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

95	Mine Safety

*	Management contract or compensatory plan or arrangement.