Form 10-K/A
period 2011-12-31
Babcock & Wilcox Co
filed 2012-03-29
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K/A

Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

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

Explanatory Note

We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012 (the “December 2011 Form 10-K”), solely to furnish Exhibit 101 to the December 2011 Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides certain items from the December 2011 Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”). No other changes have been made to the December 2011 Form 10-K. This amendment speaks as of the original filing date of the December 2011 Form 10-K, does not change or update the disclosures set forth in the December 2011 Form 10-K as originally filed and does not reflect events occurring after the original filing of the December 2011 Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed “not filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed “not filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

EXHIBITS

Exhibit Number	Description

2.1*	Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File no. 1-34658)).

3.1*	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2*	Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

4.1*	Credit Agreement dated as of May 3, 2010, among Babcock & Wilcox Investment Company, the lenders and letter of credit issuers party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.16 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

4.2*	Amendment No. 1 to Credit Agreement, dated as of March 17, 2011, entered into by and among The Babcock & Wilcox Company, certain lenders executing the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 17, 2011 (File No. 1-34658)).

4.3*	Joinder and Reaffirmation Agreement dated as of August 6, 2010, among The Babcock & Wilcox Company (as borrower), Babcock & Wilcox Investment Company, Babcock & Wilcox India Holdings, Inc. and certain other subsidiaries of the borrower in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

4.4*	Pledge and Security Agreement dated as of May 3, 2010, by Babcock & Wilcox Investment Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.17 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.1*	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.2*	Employee Matters Agreement dated as of July 2, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.3*	Amendment to the Employee Matters Agreement dated as of August 3, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.15 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.4*	Amendment No. 2 to the Employee Matters Agreement dated as of August 10, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.5*	Transition Services Agreement dated as of July 2, 2010 between McDermott International, Inc. as service provider and The Babcock & Wilcox Company as service receiver (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.6*	Transition Services Agreement dated as of July 2, 2010 between The Babcock & Wilcox Company as service provider and McDermott International, Inc. as service receiver (incorporated by reference to Exhibit 10.4 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.7*	Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Assurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.5 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.8*	Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Assurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd. (incorporated by reference to Exhibit 10.6 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.9*	Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. and Creole Insurance Company, Ltd. (incorporated by reference to Exhibit 10.7 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.10*	Securities Purchase Agreement dated as of May 25, 2010, by and among USEC Inc., Toshiba Corporation and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.18 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on June 4, 2010 (File No. 1-34658)).

10.11*	Standstill Agreement, dated as of June 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q dated August 8, 2011 (File No. 1-34658)).

10.12*	First Amendment to Standstill Agreement, dated as of August 15, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q dated November 7, 2011 (File No. 1-34658)).

10.13*	Second Amendment to Standstill Agreement, dated as of September 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q dated November 7, 2011 (File No. 1-34658)).

10.14*†	2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, effective July 2, 2010 (incorporated by reference to Exhibit 10.8 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.15*†	Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, dated as of February 22, 2011, (incorporated by reference to Appendix A to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.16*†	The Babcock & Wilcox Executive Incentive Compensation Plan, as amended and restated as of February 22, 2011, (incorporated by reference to Appendix B to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.17*†	Supplemental Executive Retirement Plan of The Babcock & Wilcox Company, as amended and restated December 8, 2010, (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated December 8, 2010 (File No. 1-34658)).

10.18*†	Restructuring Transaction Retention Agreement between McDermott International, Inc. and Brandon C. Bethards dated as of December 10, 2009 (incorporated by reference to Exhibit 10.17 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.19*†	Restructuring Transaction Retention Agreement between McDermott International, Inc. and Michael S. Taff dated as of December 10, 2009 (incorporated by reference to Exhibit 10.11 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on April 23, 2010 (File No. 1-34658)).

10.20*†	Form of Separation Agreement between Babcock & Wilcox Investment Company and Winfred D. Nash (incorporated by reference to The Babcock & Wilcox Company’s Current Report on Form 8-K dated February 22, 2011 (File No. 1-34658)).

10.21*†	Consulting Agreement, dated as of June 29, 2011, between The Babcock & Wilcox Company and Michael S. Taff (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 29, 2011 (File No. 1-34658)).

10.22*†	Change in Control Agreement entered into among The Babcock & Wilcox Company, Babcock & Wilcox Investment Company and Brandon C. Bethards effective as of August 11, 2010 (incorporated by reference to Exhibit 10.9 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.23*†	Form of Change In Control Agreement between Anthony S. Colatrella and The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated November 14, 2011 (File No. 1-34658)).

10.24*†	Change in Control Agreement entered into among The Babcock & Wilcox Company, Babcock & Wilcox Investment Company and Michael S. Taff effective as of August 11, 2010 (incorporated by reference to Exhibit 10.10 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.25*†	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company, certain employer subsidiaries and executive officers (other than Mr. Bethards, Mr. Taff or Mr. Colatrella) effective as of August 11, 2010 (incorporated by reference to Exhibit 10.11 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.26*†	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company, certain employer subsidiaries and selected officers (other than executive officers) effective as of August 11, 2010 (incorporated by reference to Exhibit 10.12 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.27**†	2012 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company.

10.28**†	Form of 2012 Stock Option Grant Agreement for Employees.

10.29**†	Form of 2012 Restricted Stock Unit Grant Agreement for Employees.

10.30**†	Form of 2012 Performance Share Grant Agreement for Employees.

10.31*†	2011 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.23 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.32*†	Form of 2011 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.24 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.33*†	Form of 2011 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.25 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.34*†	Form of 2011 Performance Share Grant Agreement for Employees (incorporated by reference to Exhibit 10.26 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.35*†	Form of Restricted Stock Award Grant Agreement for Messrs. Bethards and Taff granted pursuant to the Restructuring Transaction Retention Agreements (incorporated by reference to Exhibit 10.27 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.36*†	Form of 2010 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.37*†	Form of 2010 Restricted Stock Award Grant Agreement for Employees (incorporated by reference to Exhibit 10.29 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.38*†	Form of 2010 Stock Option Grant Agreement for Employees converted on the spin-off from awards of stock options to purchase shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.30 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.39*†	Form of 2010 Restricted Stock Award Grant Agreement for Employees converted on the spin-off from awards of restricted shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.31 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.40*†	Form of 2010 Restricted Stock Unit Grant Agreement for Employees converted on the spin-off from awards of restricted stock units denominated in shares of McDermott International, Inc. common stock. (incorporated by reference to Exhibit 10.32 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658))

10.41*†	Form of 2010 Restricted Stock Unit Grant Agreement for Employees converted on the spin-off from awards of performance shares denominated in shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.33 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

21.1**	Significant Subsidiaries of the Registrant.

23.1**	Consent of Deloitte & Touche LLP.

31.1**	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1**	Section 1350 certification of Chief Executive Officer.

32.2**	Section 1350 certification of Chief Financial Officer.

95**	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Docment

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously incorporated by reference in our December 2011 Form 10-K.
**	Previously filed as an exhibit to our December 2011 Form 10-K.
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BABCOCK & WILCOX COMPANY

	By:	/s/ Brandon C. Bethards
March 29, 2012		Brandon C. Bethards
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1*	Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File no. 1-34658)).

3.1*	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2*	Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

4.1*	Credit Agreement dated as of May 3, 2010, among Babcock & Wilcox Investment Company, the lenders and letter of credit issuers party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.16 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

4.2*	Amendment No. 1 to Credit Agreement, dated as of March 17, 2011, entered into by and among The Babcock & Wilcox Company, certain lenders executing the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 17, 2011 (File No. 1-34658)).

4.3*	Joinder and Reaffirmation Agreement dated as of August 6, 2010, among The Babcock & Wilcox Company (as borrower), Babcock & Wilcox Investment Company, Babcock & Wilcox India Holdings, Inc. and certain other subsidiaries of the borrower in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

4.4*	Pledge and Security Agreement dated as of May 3, 2010, by Babcock & Wilcox Investment Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.17 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.1*	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.2*	Employee Matters Agreement dated as of July 2, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.3*	Amendment to the Employee Matters Agreement dated as of August 3, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.15 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.4*	Amendment No. 2 to the Employee Matters Agreement dated as of August 10, 2010 among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.5*	Transition Services Agreement dated as of July 2, 2010 between McDermott International, Inc. as service provider and The Babcock & Wilcox Company as service receiver (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.6*	Transition Services Agreement dated as of July 2, 2010 between The Babcock & Wilcox Company as service provider and McDermott International, Inc. as service receiver (incorporated by reference to Exhibit 10.4 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.7*	Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Assurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.5 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.8*	Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Assurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd. (incorporated by reference to Exhibit 10.6 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.9*	Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. and Creole Insurance Company, Ltd. (incorporated by reference to Exhibit 10.7 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on May 19, 2010 (File No. 1-34658)).

10.10*	Securities Purchase Agreement dated as of May 25, 2010, by and among USEC Inc., Toshiba Corporation and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.18 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on June 4, 2010 (File No. 1-34658)).

10.11*	Standstill Agreement, dated as of June 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q dated August 8, 2011 (File No. 1-34658)).

10.12*	First Amendment to Standstill Agreement, dated as of August 15, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q dated November 7, 2011 (File No. 1-34658)).

10.13*	Second Amendment to Standstill Agreement, dated as of September 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q dated November 7, 2011 (File No. 1-34658)).

10.14*†	2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, effective July 2, 2010 (incorporated by reference to Exhibit 10.8 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.15*†	Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, dated as of February 22, 2011, (incorporated by reference to Appendix A to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.16*†	The Babcock & Wilcox Executive Incentive Compensation Plan, as amended and restated as of February 22, 2011, (incorporated by reference to Appendix B to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.17*†	Supplemental Executive Retirement Plan of The Babcock & Wilcox Company, as amended and restated December 8, 2010, (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated December 8, 2010 (File No. 1-34658)).

10.18*†	Restructuring Transaction Retention Agreement between McDermott International, Inc. and Brandon C. Bethards dated as of December 10, 2009 (incorporated by reference to Exhibit 10.17 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.19*†	Restructuring Transaction Retention Agreement between McDermott International, Inc. and Michael S. Taff dated as of December 10, 2009 (incorporated by reference to Exhibit 10.11 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on April 23, 2010 (File No. 1-34658)).

10.20*†	Form of Separation Agreement between Babcock & Wilcox Investment Company and Winfred D. Nash (incorporated by reference to The Babcock & Wilcox Company’s Current Report on Form 8-K dated February 22, 2011 (File No. 1-34658)).

10.21*†	Consulting Agreement, dated as of June 29, 2011, between The Babcock & Wilcox Company and Michael S. Taff (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 29, 2011 (File No. 1-34658)).

10.22*†	Change in Control Agreement entered into among The Babcock & Wilcox Company, Babcock & Wilcox Investment Company and Brandon C. Bethards effective as of August 11, 2010 (incorporated by reference to Exhibit 10.9 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.23*†	Form of Change In Control Agreement between Anthony S. Colatrella and The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated November 14, 2011 (File No. 1-34658)).

10.24*†	Change in Control Agreement entered into among The Babcock & Wilcox Company, Babcock & Wilcox Investment Company and Michael S. Taff effective as of August 11, 2010 (incorporated by reference to Exhibit 10.10 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.25*†	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company, certain employer subsidiaries and executive officers (other than Mr. Bethards, Mr. Taff or Mr. Colatrella) effective as of August 11, 2010 (incorporated by reference to Exhibit 10.11 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.26*†	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company, certain employer subsidiaries and selected officers (other than executive officers) effective as of August 11, 2010 (incorporated by reference to Exhibit 10.12 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.27**†	2012 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company.

10.28**†	Form of 2012 Stock Option Grant Agreement for Employees.

10.29**†	Form of 2012 Restricted Stock Unit Grant Agreement for Employees.

10.30**†	Form of 2012 Performance Share Grant Agreement for Employees.

10.31*†	2011 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.23 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.32*†	Form of 2011 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.24 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.33*†	Form of 2011 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.25 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.34*†	Form of 2011 Performance Share Grant Agreement for Employees (incorporated by reference to Exhibit 10.26 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.35*†	Form of Restricted Stock Award Grant Agreement for Messrs. Bethards and Taff granted pursuant to the Restructuring Transaction Retention Agreements (incorporated by reference to Exhibit 10.27 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.36*†	Form of 2010 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.37*†	Form of 2010 Restricted Stock Award Grant Agreement for Employees (incorporated by reference to Exhibit 10.29 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.38*†	Form of 2010 Stock Option Grant Agreement for Employees converted on the spin-off from awards of stock options to purchase shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.30 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.39*†	Form of 2010 Restricted Stock Award Grant Agreement for Employees converted on the spin-off from awards of restricted shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.31 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.40*†	Form of 2010 Restricted Stock Unit Grant Agreement for Employees converted on the spin-off from awards of restricted stock units denominated in shares of McDermott International, Inc. common stock. (incorporated by reference to Exhibit 10.32 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658))

10.41*†	Form of 2010 Restricted Stock Unit Grant Agreement for Employees converted on the spin-off from awards of performance shares denominated in shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.33 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

21.1**	Significant Subsidiaries of the Registrant.

23.1**	Consent of Deloitte & Touche LLP.

31.1**	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1**	Section 1350 certification of Chief Executive Officer.

32.2**	Section 1350 certification of Chief Financial Officer.

95**	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Docment

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously incorporated by reference in our December 2011 Form 10-K.
**	Previously filed as an exhibit to our December 2011 Form 10-K.
†	Management contract or compensatory plan or arrangement.