Form 10-Q
period 2012-03-31
Babcock & Wilcox Co
filed 2012-05-09
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding at April 30, 2012 was 118,613,736

THE BABCOCK & WILCOX COMPANY

I N D E X — F O R M 1 0 - Q

PART I

THE BABCOCK & WILCOX COMPANY

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2012	December 31, 2011
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$249,620	$415,209
Restricted cash and cash equivalents	59,040	61,190
Investments	111,237	68,805
Accounts receivable – trade, net	329,336	305,832
Accounts receivable – other	76,375	77,505
Contracts in progress	336,731	315,286
Inventories	114,025	107,298
Deferred income taxes	88,770	102,022
Other current assets	44,105	33,929

Total Current Assets	1,409,239	1,487,076

Property, Plant and Equipment	1,038,586	1,017,422
Less accumulated depreciation	611,529	595,131

Net Property, Plant and Equipment	427,057	422,291

Investments	4,006	3,775

Goodwill	276,824	276,180

Deferred Income Taxes	236,080	241,739

Investments in Unconsolidated Affiliates	178,427	163,568

Other Assets	204,864	194,482

TOTAL	$2,736,497	$2,789,111

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2012	December 31, 2011
	(Unaudited) (In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$4,650	$4,653
Accounts payable	224,659	237,494
Accrued employee benefits	236,138	303,803
Accrued liabilities – other	77,820	71,079
Advance billings on contracts	430,789	438,753
Accrued warranty expense	98,413	97,209
Income taxes payable	2,549	1,816

Total Current Liabilities	1,075,018	1,154,807

Long-Term Debt	597	633

Accumulated Postretirement Benefit Obligation	79,031	80,663

Environmental Liabilities	44,857	44,069

Pension Liability	539,225	586,045

Other Liabilities	88,808	87,921

Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 119,020,291 and 118,458,911 shares at March 31, 2012 and December 31, 2011, respectively	1,190	1,185
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	1,116,544	1,106,971
Retained earnings	313,069	266,325
Treasury stock at cost, 457,747 and 351,876 shares at March 31, 2012 and December 31, 2011, respectively	(12,889)	(10,059)
Accumulated other comprehensive loss	(518,809)	(538,628)

Stockholders’ Equity – The Babcock & Wilcox Company	899,105	825,794
Noncontrolling interest	9,856	9,179

Total Stockholders’Equity	908,961	834,973

TOTAL	$2,736,497	$2,789,111

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY CONDENSED CONSOLIDATED

STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues	$765,892	$691,277

Costs and Expenses:
Cost of operations	582,739	564,806
Research and development costs	29,036	17,308
Gains on asset disposals and impairments – net	(260)	(10)
Selling, general and administrative expenses	106,023	102,633

Total Costs and Expenses	717,538	684,737

Equity in Income of Investees	17,357	15,361

Operating Income	65,711	21,901

Other Income (Expense):
Interest income	233	459
Interest expense	(623)	(455)
Other expense – net	(1,102)	(2,994)

Total Other Expense	(1,492)	(2,990)

Income before Provision for Income Taxes	64,219	18,911
Provision for Income Taxes	20,357	5,244

Net Income	$43,862	$13,667

Net Loss (Income) Attributable to Noncontrolling Interest	2,882	(157)

Net Income Attributable to The Babcock & Wilcox Company	$46,744	$13,510

Earnings per Common Share:
Basic:
Net Income Attributable to The Babcock & Wilcox Company	$0.40	$0.12
Diluted:
Net Income Attributable to The Babcock & Wilcox Company	$0.39	$0.11

Shares used in the computation of earnings per share (Note 9):
Basic	118,255,346	116,968,275
Diluted	118,859,141	117,957,245

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Net Income	$43,862	$13,667

Other Comprehensive Income:
Currency translation adjustments:
Foreign currency translation adjustments	4,780	8,466
Unrealized gains on derivative financial instruments:
Unrealized gains on derivative financial instruments	1,528	2,252
Realized (losses) gains on derivative financial instruments	(431)	70
Amortization of benefit plan costs	13,726	13,030
Unrealized gains on investments:
Unrealized gains arising during the period	228	153
Realized gains recognized during the period	—	2

Other Comprehensive Income	19,831	23,973

Total Comprehensive Income	63,693	37,640

Comprehensive Loss (Income) Attributable to Noncontrolling Interest	2,870	(193)

Comprehensive Income Attributable to The Babcock & Wilcox Company	$66,563	$37,447

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Capital In		Other			Non-	Total
	Common Stock		Excess of	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Stock	Equity	Interest	Equity
		(In thousands, except share amounts)
Balance December 31, 2011	118,458,911	$1,185	$1,106,971	$266,325	$(538,628)	$(10,059)	$825,794	$9,179	$834,973
Net income	—	—	—	46,744	—	—	46,744	(2,882)	43,862
Amortization of benefit plan costs	—	—	—	—	13,726	—	13,726	—	13,726
Unrealized gain on investments	—	—	—	—	228	—	228	—	228
Translation adjustments	—	—	—	—	4,768	—	4,768	12	4,780
Unrealized gain on derivatives	—	—	—	—	1,097	—	1,097	—	1,097
Exercise of stock options	146,093	1	2,734	—	—	—	2,735	—	2,735
Contributions to thrift plan	110,231	1	2,859	—	—	—	2,860	—	2,860
Shares placed in treasury	—	—	—	—	—	(2,830)	(2,830)	—	(2,830)
Stock-based compensation charges	305,056	3	3,980	—	—	—	3,983	—	3,983
Contribution of in-kind services	—	—	—	—	—	—	—	3,644	3,644
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(97)	(97)

Balance March 31, 2012 (unaudited)	119,020,291	$1,190	$1,116,544	$313,069	$(518,809)	$(12,889)	$899,105	$9,856	$908,961

Balance December 31, 2010	116,963,664	$1,170	$1,067,414	$96,671	$(449,999)	$(2,397)	$712,859	$666	$713,525
Net income	—	—	—	13,510	—	—	13,510	157	13,667
Amortization of benefit plan costs	—	—	—	—	13,030	—	13,030	—	13,030
Unrealized gain on investments	—	—	—	—	155	—	155	—	155
Translation adjustments	—	—	—	—	8,430	—	8,430	36	8,466
Unrealized gain on derivatives	—	—	—	—	2,322	—	2,322	—	2,322
Exercise of stock options	254,583	2	7,134	—	—	—	7,136	—	7,136
Contributions to thrift plan	85,003	1	2,665	—	—	—	2,666	—	2,666
Shares placed in treasury	—	—	—	—	—	(5,532)	(5,532)	—	(5,532)
Stock-based compensation charges	464,757	5	4,849	—	—	—	4,854	_—	4,854

Balance March 31, 2011 (unaudited)	117,768,007	$1,178	$1,082,062	$110,181	$(426,062)	$(7,929)	$759,430	$859	$760,289

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$43,862	$13,667
Non-cash items included in net income:
Depreciation and amortization	17,715	19,315
Income of investees, net of dividends	(6,893)	(3,832)
Gain on asset disposals – net	(260)	(10)
In-kind research and development costs	3,644	—
Amortization of pension and postretirement costs	21,524	20,474
Stock-based compensation expense	3,983	4,853
Excess tax benefits from stock-based compensation	(1,406)	(4,031)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(28,497)	(31,213)
Net contracts in progress and advance billings on contracts	(30,997)	(44,328)
Accounts payable	(10,159)	6,016
Inventories	(6,066)	1,536
Current and deferred income taxes	21,306	21,479
Accrued and other current liabilities	4,378	8,535
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(118,205)	(71,633)
Other, net	(17,163)	(22,401)

NET CASH USED IN OPERATING ACTIVITIES	(103,234)	(81,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash and cash equivalents	2,150	(284)
Purchases of property, plant and equipment	(21,441)	(20,753)
Purchases of available-for-sale securities	(64,802)	(48,791)
Sales and maturities of available-for-sale securities	22,015	48,577
Investment in equity and cost method investees	(6,572)	(4,716)
Proceeds from asset disposals	19	17

NET CASH USED IN INVESTING ACTIVITIES	(68,631)	(25,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	(52)	(797)
Payment of debt issuance costs	—	(70)
Excess tax benefits from stock-based compensation	1,406	4,031
Exercise of stock options	1,329	3,105
Other	(97)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,586	6,269

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	3,690	2,293

NET DECREASE IN CASH AND CASH EQUIVALENTS	(165,589)	(98,961)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	415,209	391,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$249,620	$292,181

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$618	$892
Income taxes (net of refunds)	$6,853	$13,903

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Financial information and disclosures normally included in our financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated and combined financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2011 (our “2011 10-K”). We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation.

We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures.” We have eliminated all significant intercompany transactions and accounts. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

Unless the context otherwise indicates, “we,” “us” and “our” mean The Babcock & Wilcox Company (“B&W”) and its consolidated subsidiaries.

Reporting Segments

We operate in four reportable segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy. Our reportable segments are further described as follows:

•

Our Power Generation segment supplies boilers fired with fossil fuels, such as coal, oil and natural gas, or renewable fuels such as biomass and municipal solid waste. In addition, we supply environmental equipment and components and related services to customers in different regions around the world. This segment owns or leases manufacturing facilities in the U.S., Canada, Denmark, Germany, Mexico, China and Scotland. We design, engineer, manufacture, supply, construct and service large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses. We also provide the same complement of services for our renewable portfolio of boiler technology, which includes biomass fired, waste-to-energy and concentrated solar energy for steam generating solutions. In addition, this segment is a technological leader in providing cost-effective and efficient air pollution control solutions and material handling systems. We have successfully developed advanced technologies to control nitrogen oxides, sulfur dioxide, fine particulate, mercury, acid gases and other hazardous air emissions. We continue to advance our carbon capture and sequestration technologies as a solution to reduce carbon dioxide emissions. In addition, our Power Generation segment offers a wide range of construction services. Servicing a wide range of industries, this segment provides total construction services for the entire balance of plant, from large steam generation or environmental equipment projects, to cogeneration and combined-cycle installations. This segment also offers a full suite of aftermarket services. Our Power Generation segment’s full-scope boiler, environmental and auxiliary equipment retrofits, upgrades and services improve plant performance and efficiency and extend the life of vital steam generating assets.

•

Our Nuclear Operations segment engineers, designs and manufactures naval nuclear reactor components for the U.S. Department of Energy (“DOE”)/National Nuclear Security Administration’s (“NNSA”) Naval Nuclear Propulsion Program, which in turn supplies them to the U.S. Navy for use in submarines and aircraft carriers. Through this segment, we own and operate manufacturing facilities located in Lynchburg, Virginia; Mount Vernon, Indiana; Euclid, Ohio; Barberton, Ohio; and Erwin, Tennessee. The Barberton and Mount Vernon locations specialize in the design and manufacture of heavy components. These two locations are N-Stamp accredited by the American Society of Mechanical Engineers (“ASME”), making them two of only a few North American suppliers of large, heavy-walled nuclear components and vessels. The Euclid, Ohio facility, which is also ASME N-Stamp certified, fabricates electro-mechanical equipment for the U.S. Government, and performs design, manufacturing, inspection, assembly and testing activities.

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

•

Our Nuclear Energy segment supplies commercial nuclear steam generators and components to nuclear utility customers. In addition, this segment is actively designing the modular and scalable B&W mPowerTM reactor. B&W has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. With manufacturing operations in the U.S. and Canada, this segment is the only heavy nuclear component, N-stamped certified manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development and metallurgy and materials engineering. Our Nuclear Energy segment also provides power plant construction and management and maintenance services. In addition, this segment offers services for nuclear steam generators and balance of plant equipment, as well as nondestructive examination and tooling/repair solutions for other plant systems and components.

See Note 8 for further information regarding our segments.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated and combined financial statements and the related footnotes included in our 2011 10-K.

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

For contracts as to which we are unable to estimate the final profitability, except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these deferred profit recognition contracts, we recognize revenue and cost equally and only recognize gross margin when probable and reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical, except to assure that no loss will be incurred, as deferred profit recognition contracts.

Our policy is to account for fixed-price contracts under the completed-contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. Under the completed-contract method, income is recognized only when a contract is completed or substantially complete.

For certain parts orders and aftermarket services activities, we recognize revenues as goods are delivered and work is performed.

Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. We include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when we believe collection is probable.

In the three months ended March 31, 2011, we recorded additional costs totaling approximately $32.7 million ($21.6 million in our Nuclear Energy segment and $11.1 in our Nuclear Operations segment), included in cost of operations, to complete certain projects attributable to changes in estimate due to productivity, scope and scheduling issues. The project in our Nuclear Energy segment is complete, and the projects in our Nuclear Operations segment are substantially complete.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	March 31,	December 31,
	2012	2011
	(In thousands)
Currency translation adjustments	$41,394	$36,626
Net unrealized gain on investments	429	201
Net unrealized gain on derivative financial instruments	3,814	2,717
Unrecognized losses on benefit obligations	(564,446)	(578,172)

Accumulated other comprehensive loss	$(518,809)	$(538,628)

Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2012	2011
	(In thousands)
Raw materials and supplies	$78,830	$77,932
Work in progress	7,762	6,889
Finished goods	27,433	22,477

Total inventories	$114,025	$107,298

Restricted Cash and Cash Equivalents

At March 31, 2012, we had restricted cash and cash equivalents totaling approximately $61.8 million, $9.5 million of which was held in restricted foreign accounts, $2.7 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets), $49.2 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments) and $0.4 million of which was held in money market funds maintained by our captive insurer.

Warranty Expense

We accrue estimated expense included in cost of operations on our condensed consolidated statements of income to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts. In addition, we make specific provisions where we expect the actual warranty costs to significantly exceed the accrued estimates. Such specific provisions could have a material effect on our consolidated financial condition, results of operations and cash flows.

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$97,209	$109,588
Additions and adjustments	3,519	2,619
Charges	(2,315)	(3,125)

Balance at end of period	$98,413	$109,082

Research and Development

Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge to research and development costs the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation and Nuclear Energy segments and include costs related to the development of carbon capture and sequestration technology and our modular nuclear reactor business, B&W mPowerTM.

During the three months ended March 31, 2012, we recognized $3.6 million of in-kind research and development costs related to the consolidation of Generation mPower LLC (“GmP”), our majority-owned subsidiary formed in 2011 to oversee the program to develop the small modular nuclear power plant based on B&W mPowerTM technology. The additional costs represent non-cash, non-deductible expenses related to the value of the in-kind research and development services contributed to the program by GmP’s minority partner.

For any period, the impact to net income attributable to The Babcock & Wilcox Company of these in-kind services will depend on the timing of services provided by our partner. In the three months ended March 31, 2012, the value of the in-kind services exceeded the amount of research and development costs allocated to the minority partner. As a result, net income attributable to The Babcock & Wilcox Company, after taking into account the non-controlling interest recognition totaling $2.7 million, was negatively impacted in the three months ended March 31, 2012 by $0.9 million.

This accounting treatment has also resulted in $8.9 million of non-controlling interest accumulated on our condensed consolidated balance sheet at March 31, 2012. We have not incurred a liability for the in-kind services received as part of the development program and our minority partner does not currently have rights to share in the net assets of B&W or GmP.

Provision for Income Taxes

For the three months ended March 31, 2012, our provision for income taxes increased $15.2 million to $20.4 million, while income before provision for income taxes increased $45.3 million. Our effective tax rate for the three months ended March 31, 2012 was approximately 31.7% as compared to 27.7% for the three months ended March 31, 2011. Our pre-tax results for the three months ended March 31, 2012 include approximately $3.6 million of in-kind research and development expenses, which are non-deductible for tax purposes. In addition, we recognized a benefit totaling approximately $2.5 million in March 2011 due to settlements with tax authorities. We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions outside of the U.S. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

As of March 31, 2012, we had gross unrecognized tax benefits of $31.8 million which, if recognized, would impact our effective tax rate from continuing operations. We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of March 31, 2012, gross accrued interest excluded from the amounts above totaled $1.3 million. There were no significant penalties recorded during the three months ended March 31, 2012.

As a result of the expiration of the statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $24.7 million to $7.1 million. The previously unrecognized tax benefits primarily relate to transfer pricing issues and the deductibility of a loss on financial instruments in certain jurisdictions.

Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the topic Intangibles—Goodwill and Other. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test currently required under this topic. On January 1, 2012, we adopted this update. The adoption of these provisions did not have an impact on our financial statements.

In June 2011, the FASB issued an update to the topic Comprehensive Income. This update requires that comprehensive income be presented either in a single continuous statement or in two separate but consecutive statements. In the two-statement approach, the first statement would present the components of net income consistent with the statement of income format currently utilized and the second statement would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. There are no changes to the components that must be reported in other comprehensive income or when a component of other comprehensive income must be reclassified to net income. On January 1, 2012, we adopted this update. The adoption of these provisions did not have an impact on our financial statements.

In May 2011, the FASB issued an update to the topic Fair Value Measurement. This update reflects joint efforts by the FASB and International Accounting Standards Board to develop a converged fair value framework on how to measure fair value and what fair value measurement disclosures to provide. On January 1, 2012, we adopted this update. The adoption of these provisions did not have an impact on our financial statements.

Other than as described above, there have been no material changes to the recent pronouncements discussed in our 2011 10-K.

NOTE 2 – BUSINESS ACQUISITIONS AND INVESTMENTS

Anlagenbau und Fördertechnik Arthur Loibl GmbH

In November 2011, our Power Generation segment, acquired Anlagenbau und Fördertechnik Arthur Loibl GmbH for approximately $24.2 million. During the three months ended March 31, 2012, we recorded purchase price adjustments resulting in a reduction in goodwill of approximately $0.3 million.

USEC Inc. Investment

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

In connection with our investment, we received 37,500 shares of USEC Series B-1 12.75% Convertible Preferred Stock and Warrants to purchase 3,125,000 shares of USEC Class B Common Stock at an exercise price of $7.50 per share, which are exercisable between January 1, 2015 and December 31, 2016, and a seat on USEC’s board of directors. At March 31, 2012, our total investment in USEC, including in-kind dividends, totaled $43.7 million.

In 2011, we entered into a standstill agreement with USEC and Toshiba when it became apparent that USEC would not be able to satisfy the closing conditions applicable to the second phase of the strategic investment. Pursuant to the standstill agreement, each party agreed not to exercise its right to terminate the strategic investment agreement for a limited standstill period, as subsequently extended. USEC has been unable to satisfy the closing conditions to the second and third phases of the strategic investment and the limited standstill period, as extended, has expired. Currently, BWICO, Toshiba and USEC each have the right to terminate their obligations under the original strategic investment agreement. USEC has announced that they are continuing to work with Congress and the DOE to find additional funding for the research, development and demonstration (“RD&D”) program to support the American Centrifuge project for the remainder of U.S. Government fiscal year 2012. On March 13, 2012, USEC successfully refinanced their credit facility. Under the terms of this credit facility USEC is subject to restrictions on its ability to spend on the American Centrifuge project. During March, April and May 2012, the credit facility restricts USEC’s spending on the American Centrifuge project to $15 million per month. In addition, unless USEC enters into an agreement with the DOE for the RD&D program, USEC’s credit facility restricts USEC’s spending on the American Centrifuge project beyond May 2012 to $1 million per month (except for spending needed to carry out a project demobilization or to maintain compliance with legal and regulatory requirements under certain circumstances). We continue to monitor these developments and evaluate what impact these developments could have on our investment, as we concurrently negotiate with USEC and Toshiba, pending successful efforts by USEC to secure additional RD&D funding for the American Centrifuge project. We can provide no assurance that our negotiations will be successful. We will continue to evaluate our investment in USEC as new facts become available.

NOTE 3 – PENSION PLANS AND POST-RETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands)
Service cost	$11,546	$10,450	$286	$285
Interest cost	30,890	34,192	1,269	1,564
Expected return on plan assets	(33,226)	(36,654)	(482)	(436)
Amortization of prior service cost (credit)	814	926	(35)	9
Amortization of transition obligation	—	—	24	74
Recognized net actuarial loss	20,655	19,455	66	10

Net periodic benefit cost	$30,679	$28,369	$1,128	$1,506

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 10 to the consolidated and combined financial statements in Part II of our 2011 10-K.

Investigations and Litigation

Apollo and Parks Township

On January 29, 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against B&W PGG, B&W TSG, formerly known as B&W Nuclear Environmental Services, Inc. (the “B&W Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, nine additional suits by additional plaintiffs have been filed in the U.S. District Court for the Western District of Pennsylvania against the B&W Parties and ARCO. The suits presently involve approximately 150 claimants alleging, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in Apollo Borough and Parks Township, Pennsylvania (collectively, the “Apollo and

Parks Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages. The first seven cases have been consolidated for most non-dispositive pre-trial matters. Discovery in the Apollo and Parks Litigation is ongoing and no trial date has been set.

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

In September 2011, a jury returned a verdict in the ANI Litigation, finding that the B&W Parties’ settlement of the Hall Litigation for $52.5 million and ARCO’s settlement for $27.5 million were fair and reasonable. Following the verdict, in February 2012, the B&W Parties, ARCO and ANI entered into an agreement in which the parties agreed to the dismissal with prejudice of all remaining claims pending in the ANI Litigation, excluding the B&W Parties’ and ARCO’s claims seeking reimbursement from ANI for the $52.5 million and $27.5 million settlements (plus interest) (the “Settlement Claims”). By agreement, ANI also waived: (1) any and all rights to appeal the September 2011 jury verdict on the basis of the trial court’s evidentiary rulings; and (2) any defenses and arguments of any kind except ANI’s position that it was not required to reimburse the B&W Parties’ and ARCO for their settlements under the provisions of the ANI policies. In February 2012, the Court granted the parties’ proposed order implementing their agreement and entered final judgment in favor of the B&W Parties and ARCO on the Settlement Claims. As part of the final order and judgment, the Court ruled that the B&W Parties and ARCO are entitled to pre-judgment interest on their $52.5 million and $27.5 million settlements, in the amounts of approximately $8.8 million and $6.2 million, respectively. In addition, post-verdict interest from the date of the jury verdict was awarded at 6%. In March 2012, ANI filed a notice of appeal as to the final judgment and a supersedeas appeal bond in the amount of 120% of the total final judgment amount. Following certain procedural matters, we expect the parties to file their respective briefs with the Superior Court during the second and third quarters of 2012 and for the court to set a date for oral arguments thereafter.

Execution on the final judgments stayed pending ANI’s appeal in the Pennsylvania appellate courts. Pursuant to the agreement among the parties, if the final judgments are affirmed, following the exhaustion of all appeals, ANI must immediately satisfy those judgments and pay an additional liquidated contingency sum of $5 million to the B&W Parties and ARCO. If on appeal the final judgments are reversed and/or vacated, ANI will not owe the liquidated contingency sum. B&W has not recognized any amounts claimed in the ANI Litigation in its financial statements due to the uncertainty surrounding the ultimate amount to be realized.

Columbia Condenser Contract

On October 21, 2011, Babcock & Wilcox Nuclear Energy, Inc. (“B&W NE”) filed a complaint in U.S. District Court, Eastern District of Washington against Energy Northwest for breach of contract and other claims relating to a contract for the removal and replacement of the main plant condenser and related parts at Energy Northwest’s Columbia Generating Station. B&W NE seeks unspecified monetary damages, attorney’s fees and costs against Energy Northwest resulting from its failure to make payments for work B&W NE performed under the contract. Energy Northwest asserted claims against B&W NE alleging claims including breach of contract. The matter has been stayed by the U.S. District Court pending a mediation between the parties, which occurred on April 30 and May 1, 2012. At the mediation, the parties negotiated the principal terms of a settlement that, if ratified, would resolve all claims between the parties in consideration of a lump sum payment to B&W NE. A binding settlement remains subject to ratification by Energy Northwest’s Executive Board (a requirement under Washington state law for public entities), which is scheduled to take place on May 10, 2012. Once the conditions precedent have been satisfied, the parties plan to seek dismissal of the lawsuit pending in U.S. District Court. We have not recognized any of the settlement amount in our financial statements.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

Our global operations give rise to exposure to market risks from changes in foreign currency exchange rates. We use derivative financial instruments (primarily foreign currency forward-exchange contracts) to reduce the impact of changes in foreign exchange rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts that are denominated in currencies other than our operating entities’ functional currencies. We do not hold or issue derivative financial instruments for trading or other speculative purposes.

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our condensed consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity as a component of accumulated other comprehensive loss, until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings. Any ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other expense – net in our condensed consolidated statements of income.

We have designated all of our forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. At March 31, 2012, we had deferred approximately $3.8 million of net gains on these derivative financial instruments in accumulated other comprehensive loss. We expect to recognize substantially all of this amount in the next 12 months.

At March 31, 2012, all of our derivative financial instruments consisted of foreign currency forward-exchange contracts and warrants to purchase common stock. The notional value of our forward contracts totaled $213.8 million at March 31, 2012, with maturities extending to November 2014. These instruments consist primarily of contracts to purchase or sell Canadian Dollars or Danish Kroner. The fair value of these contracts totaled $3.6 million at March 31, 2012, and all of the contracts were Level 2 in nature. The fair value of our warrants (which are related to our investment in USEC Inc. described in Note 2) totaled $0.5 million at March 31, 2012, and is Level 3 in nature. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our foreign currency forward-exchange contracts are financial institutions that are lenders under our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under this facility.

The following tables summarize our derivative financial instruments at March 31, 2012 and December 31, 2011:

	Asset and Liability Derivatives
	March 31,	December 31,
	2012	2011
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$1,750	$1,760
Other assets	$4,233	$3,792
Accounts payable	$1,212	$1,238
Other liabilities	$127	$610
Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts payable	$437	$520
Other liabilities	$622	$664
Stock Warrants:
Other assets	$521	$877

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain recognized in other comprehensive income	$2,129	$3,123
Income (loss) reclassified from accumulated other comprehensive loss into income: effective portion
Location
Revenues	$72	$1,023
Cost of operations	$614	$(1,022)
Other-net	$(122)	$—
Gain (loss) recognized in income: portion excluded from effectiveness testing
Location
Other-net	$(531)	$403
Derivatives Not Designated as Hedges:
Forward Contracts:
Gain (loss) recognized in income
Location
Other-net	$3	$(405)
Stock Warrants:
Loss recognized in income
Location
Other-net	$(356)	$(979)

NOTE 6 – FAIR VALUE MEASUREMENTS

Investments

The following is a summary of our available-for-sale securities measured at fair value at March 31, 2012

(in thousands):

	3/31/12	Level 1	Level 2	Level 3
Mutual funds	$3,526	$—	$3,526	$—
U.S. Government and agency securities	71,401	71,401	—	—
Asset-backed securities and collateralized mortgage obligations	479	—	479	—
Short-term commercial paper	39,837	—	39,837	—

Total	$115,243	$71,401	$43,842	$—

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2011

(in thousands):

	12/31/11	Level 1	Level 2	Level 3
Mutual funds	$3,312	$—	$3,312	$—
U.S. Government and agency securities	51,322	51,322	—	—
Asset-backed securities and collateralized mortgage obligations	462	—	462	—
Short-term commercial paper	17,484	—	17,484	—

Total	$72,580	$51,322	$21,258	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives

Level 2 derivative assets and liabilities primarily include over-the-counter options and forwards. These currently consist of foreign exchange rate derivatives. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including foreign exchange forward and spot rates, interest rates and counterparty performance risk adjustments. At March 31, 2012, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars and Danish Kroner, with a total notional amount of $213.8 million and a total fair value of $3.6 million.

Level 3 derivative assets include warrants to purchase 3,125,000 shares of USEC Class B Common Stock at an exercise price of $7.50 per share which are exercisable between January 1, 2015 and December 31, 2016. The value of the warrants are computed using an option pricing model based on unobservable inputs such as estimated stock price for inactive shares, and observable inputs, including interest rates and volatility. At March 31, 2012, the warrants had a fair value of $0.5 million.

The following is a summary of the changes in our Level 3 instruments measured on a recurring basis for the period ended March 31, 2012 (in thousands):

Balance, beginning of the year	$877
Total realized and unrealized gains (losses):	—
Included in other income (expense)	(356)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Principal repayments	—

Balance, end of period	$521

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

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at March 31, 2012 and December 31, 2011.

NOTE 7 – STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized for the three months ended March 31, 2012 and 2011 is as follows:

	Compensation	Tax	Net
	Expense	Benefit	Impact
	(In thousands)
	Three Months Ended March 31, 2012
Stock options	$1,233	$(450)	$783
Restricted stock	33	(12)	21
Performance shares	1,037	(395)	642
Performance, restricted and deferred stock units	1,680	(624)	1,056

Total	$3,983	$(1,481)	$2,502

	Three Months Ended March 31, 2011
Stock options	$905	$(337)	$568
Restricted stock	871	(313)	558
Performance shares	241	(89)	152
Performance, restricted and deferred stock units	2,836	(1,063)	1,773

Total	$4,853	$(1,802)	$3,051

NOTE 8 – SEGMENT REPORTING

As described in Note 1, our operations are assessed based on four segments. An analysis of our operations by segment is as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
REVENUES:
Power Generation	$414,273	$356,184
Nuclear Operations	250,178	250,455
Technical Services	24,973	28,360
Nuclear Energy	86,586	65,262
Adjustments and Eliminations(1)	(10,118)	(8,984)

	$765,892	$691,277

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
Power Generation Transfers	$3,449	$6,358
Nuclear Operations Transfers	1,755	1,182
Technical Services Transfers	418	675
Nuclear Energy Transfers	4,496	769

	$10,118	$8,984

OPERATING INCOME:
Power Generation	$27,979	$26,633
Nuclear Operations	48,002	30,450
Technical Services	14,618	12,142
Nuclear Energy	(16,827)	(37,478)

	$73,772	$31,747

Unallocated Corporate(1)	(8,061)	(9,846)

Total Operating Income(2)	$65,711	$21,901

Other Income (Expense):
Interest income	233	459
Interest expense	(623)	(455)
Other expense – net	(1,102)	(2,994)

Total Other Expense	(1,492)	(2,990)

Income before Provision for Income Taxes	$64,219	$18,911

(1) Unallocated corporate includes general corporate overhead not allocated to segments.
(2) Included in operating income is the following:
(Gains) Losses on Asset Disposals – Net:
Power Generation	$14	$(10)
Nuclear Operations	—	—
Technical Services	(274)	—
Nuclear Energy	—	—

	$(260)	$(10)

Equity in Income of Investees:
Power Generation	$3,822	$6,010
Nuclear Operations	—	—
Technical Services	13,535	9,351
Nuclear Energy	—	—

	$17,357	$15,361

NOTE 9 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except share and per share amounts)
Basic:
Net income attributable to The Babcock & Wilcox Company	$46,744	$13,510

Weighted average common shares	118,255,346	116,968,275

Basic earnings per common share	$0.40	$0.12
Diluted:
Net income attributable to The Babcock & Wilcox Company	$46,744	$13,510

Weighted average common shares (basic)	118,255,346	116,968,275
Effect of dilutive securities:
Stock options, restricted stock and performance shares	603,795	988,970

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	118,859,141	117,957,245

Diluted earnings per common share	$0.39	$0.11

We have excluded from our diluted share calculation at March 31, 2012, 1,078,434 shares related to stock options as their effect would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 of this report and the audited consolidated and combined financial statements and the related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2011 (our “2011 10-K”).

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

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;

•	changes in, or our failure or inability to comply with, government regulations;

•	adverse outcomes from legal and regulatory proceedings;

•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;

•	our ability to successfully manage research and development projects, including our efforts to develop the small modular nuclear power plant based on B&W mPowerTM technology;

•

impact of potential regulatory and industry response affecting the timing and cost of future nuclear development as a result of the damage caused by the March 11, 2011 earthquakes and tsunami on certain of Japan’s nuclear facilities;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	the realization of deferred tax assets;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	a determination by the IRS that the spin-off or certain transactions should be treated as a taxable transaction;

•	our ability to maintain our capital structure, including our access to capital, credit ratings, debt and ability to raise additional financing;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating businesses we acquire;

•	our ability to realize adequate returns and related dividends on our investments in unconsolidated affiliates;

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

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report and in Item 1A in our 2011 10-K. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

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

Power Generation Segment

Our Power Generation segment’s overall activity depends mainly on the capital expenditures of electric power generating companies and other steam-using industries. Several factors influence these expenditures, including:

•	prices for electricity, along with the cost of production and distribution;

•	prices for coal and natural gas and other sources used to produce electricity;

•	demand for electricity, paper and other end products of steam-generating facilities;

•	availability of other sources of electricity, paper or other end products;

•	requirements for environmental improvements;

•	impact of potential regional, state, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;

•	level of capacity utilization at operating power plants, paper mills and other steam-using facilities;

•	requirements for maintenance and upkeep at operating power plants and paper mills to comply with environmental regulations and combat the accumulated effects of wear and tear;

•	ability of electric generating companies and other steam users to raise capital; and

•	relative prices of fuels used in boilers, compared to prices for fuels used in gas turbines and other alternative forms of generation.

Our Power Generation segment plans to continue efforts to expand international offerings through planned acquisitions and partnering arrangements.

Nuclear Operations Segment

The revenues of our Nuclear Operations segment are largely a function of defense spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, this segment is a significant participant in the defense industry.

Technical Services Segment

The revenues and equity in income of investees of our Technical Services segment are largely a function of spending by the U.S. Government, and the performance scores we and our consortium partners earn in managing and operating high-consequence operations at U.S. nuclear weapons sites and national laboratories. With its specialized capabilities of full life-cycle management of special nuclear materials, facilities and technologies, our Technical Services segment participates in the cleanup, operation and management of the nuclear sites and weapons complexes maintained by the U.S. Department of Energy.

Nuclear Energy Segment

Our Nuclear Energy segment’s overall activity depends mainly on the demand and competitiveness of nuclear energy. This segment is actively developing the B&W mPowerTM reactor and its activity is also a function of research and development efforts for the B&W mPowerTM reactor and the potential revenues to be generated from the B&W mPowerTM initiative. As part of this initiative, the Nuclear Energy segment is in the process of applying for funding from the DOE under its Small Modular Reactor Licensing Technical Support Program (“Funding Program”), which provides financial assistance for small modular reactor designs demonstrating, among other things, the ability to support a commercial operating date for a small modular reactor plant by 2022. The Nuclear Energy segment plans to meet all of the requirements of the funding Program, including the requirement to deploy this technology by 2022.

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 10-K. There have been no material changes to these policies during the three months ended March 31, 2012, except as disclosed in Note 1 of the notes to condensed consolidated financial statements included in this report.

Accounting for Contracts

As of March 31, 2012, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects and provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the three months ended March 31, 2012 and 2011, we recognized changes in estimate related to long-term contracts accounted for on the percentage-of-completion basis which increased (decreased) operating income by approximately $20.3 million and $(10.7) million, respectively. The March 31, 2011 amount includes approximately $32.7 million of cost over-runs ($21.6 million in our Nuclear Energy segment and $11.1 in our Nuclear Operations segment), to complete certain projects attributable to changes in estimate due to productivity, scope and scheduling issues. The project in our Nuclear Energy segment is complete, and the projects in our Nuclear Operations segment are substantially complete.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2012 VS. THREE MONTHS ENDED MARCH 31, 2011

The Babcock & Wilcox Company (Consolidated)

Revenues increased approximately 10.8%, or $74.6 million, to $765.9 million in the three months ended March 31, 2012 compared to $691.3 million for the corresponding period in 2011 due to increases in revenues from our Power Generation and Nuclear Energy segments totaling $58.1 million and $21.3 million, respectively, partially offset by decreases in revenues in our Technical Services segment. Revenues in our Nuclear Operations segment were flat.

Operating income increased $43.8 million to $65.7 million in the three months ended March 31, 2012 from $21.9 million for the corresponding period in 2011, due primarily to increases in our Nuclear Energy and Nuclear Operations segments totaling $20.7 million and $17.5 million, respectively. We also experienced increases in our Power Generation segment totaling $1.4 million and our Technical Services segment totaling $2.5 million. In addition, our Unallocated Corporate expenses were lower by $1.7 million for the period in 2012 as compared to 2011.

Power Generation

Revenues increased 16.3%, or $58.1 million, to $414.3 million in the three months ended March 31, 2012, compared to $356.2 million in the corresponding period of 2011, primarily attributable to an increase in revenues of $40.8 million from our new-build environmental equipment business primarily driven by the beginning of projects as a result of new environmental rules and regulations. In addition, revenues in our new-build steam generation systems business increased $35.4 million principally due to increased activities on waste-to-energy and biomass boiler projects. These increases were partially offset by a decrease of $8.2 million in our aftermarket services business primarily due to lower construction activity on retrofit projects attributable to lower electricity demand due to a mild winter which has reduced consumption of spare parts.

Operating income increased $1.4 million to $28.0 million in the three months ended March 31, 2012 compared to $26.6 million in the corresponding period of 2011, mainly due to the increases in revenues discussed above, partially offset by more competitive profit margins on early new-build environmental equipment bidding activity and favorable project close-outs in 2011 within our aftermarket services business. We also experienced increased selling and marketing expenses for the period in 2012, totaling approximately $1.0 million due to increased levels of bidding activity. In addition, we incurred increased research and development expenses totaling $1.8 million for the period in 2012 as compared to 2011. We also experienced decreases in equity in income of investees totaling $2.2 million, primarily attributable to lower production and volumes at our joint venture in China, and continuing start up costs related to our joint venture in India.

Nuclear Operations

Revenues decreased by 0.1%, or $0.3 million, to $250.2 million in the three months ended March 31, 2012 compared to $250.5 million in the corresponding period of 2011, primarily attributable to lower revenues totaling $12.0 million in the manufacturing of nuclear components for U.S. Government programs. These reduced revenues are attributable to improved operating performance and efficiencies which resulted in lower billings to the U.S. Government. These decreases were partially offset by increased revenues totaling $11.7 million from our naval nuclear fuel and downblending activities.

Operating income increased $17.5 million to $48.0 million in the three months ended March 31, 2012 compared to $30.5 million in the corresponding period of 2011, primarily due to improved contract performance for the manufacturing of nuclear components for certain U.S. Government programs totaling $9.5 million. In addition, our naval nuclear fuel and downblending activities generated operating income of $3.7 million for the three months ended March 31, 2012 compared to an operating loss of $4.3 million in the corresponding period in 2011. The loss in 2011 was mainly attributable to approximately $11.1 million in cost increases on certain downblending contracts due to productivity and processing issues.

Technical Services

Revenues decreased 12.0%, or $3.4 million, to $25.0 million in the three months ended March 31, 2012 compared to $28.4 million in the corresponding period of 2011, due to decreased activity in our specialty manufacturing operations attributable to reduced funding for the American Centrifuge Program.

Operating income increased $2.5 million to $14.6 million in the three months ended March 31, 2012 compared to $12.1 million in the corresponding period of 2011, primarily attributable to additional equity in income of investees totaling $3.4 million from new government contract awards, offset by a decrease in income generated by our specialty manufacturing operations totaling $1.0 million attributable to the decrease in revenues discussed above.

Nuclear Energy

Revenues increased 32.6%, or $21.3 million, to $86.6 million in the three months ended March 31, 2012 compared to $65.3 million in the corresponding period of 2011, primarily attributable to increased activity in our nuclear services business due to timing of customer outage projects in the first quarter of 2012, partially offset by decreases in our nuclear equipment business related to the completion of contracts for the same period of 2011.

Operating income increased $20.7 million to a loss of $16.8 million in the three months ended March 31, 2012 compared to a loss of $37.5 million in the corresponding period of 2011, primarily due to increased project costs to complete a nuclear equipment project totaling approximately $21.6 million recognized during the three months ended March 31, 2011. In addition, operating income increased in our nuclear services business by $12.3 million related to the increases in revenues discussed above. These increases were partially offset by $9.6 million of increased research and development costs related to the continued development of the B&W mPower™ reactor. In addition, we experienced increases in our selling, general and administrative expenses totaling $1.9 million related to the continued expansion of our presence in the commercial nuclear energy industry.

The increase in research and development costs discussed above includes recognition of $3.6 million of research and development costs related to the consolidation of Generation mPower LLC (“GmP”), our majority-owned subsidiary overseeing the program to develop the small modular nuclear power plant based on B&W mPower™ technology. These costs represent non-cash, non-deductible expenses related to the value of the in-kind research and development services contributed to the program by GmP’s minority partner.

For any period, the impact to net income attributable to The Babcock & Wilcox Company of these in-kind services will depend on the timing of services provided by our partner. For the three months ended March 31, 2012, the value of the in-kind services exceeded the amount of research and development costs allocated to the minority partner. As a result, net income attributable to The Babcock & Wilcox Company, after taking into account the non-cash non-controlling interest recognition totaling $2.7 million, was negatively impacted by $0.9 million. We expect to recognize a positive impact to net income attributable to The Babcock & Wilcox Company in future periods when the value of the in-kind services received is less than the minority partner’s proportional share of development costs for the period.

This accounting treatment has also resulted in $8.9 million of non-controlling interest accumulated on our condensed consolidated balance sheet at March 31, 2012. We have not incurred a present liability for the in-kind services received as part of the development program and our minority partner does not currently have rights to share in the net assets of B&W or GmP.

Corporate

Unallocated corporate expenses decreased $1.7 million to $8.1 million for the three months ended March 31, 2012, as compared to $9.8 million for the corresponding period in 2011, mainly due to lower information technology expenses and lower stock-based compensation expense in 2012 compared to 2011.

Other Income Statement Items

Other expense – net decreased by $1.9 million to $1.1 million in the three months ended March 31, 2012, compared to $3.0 million for the corresponding period in 2011, primarily due to increases associated with dividends and stock warrants related to our investment in USEC Inc. in 2012.

Provision for Income Taxes

For the three months ended March 31, 2012, our provision for income taxes increased $15.2 million to $20.4 million, while income before provision for income taxes increased $45.3 million. Our effective tax rate for the three months ended March 31, 2012 was approximately 31.7% as compared to 27.7% for the three months ended March 31, 2011. Our pre-tax results for the three months ended March 31, 2012 include approximately $3.6 million of in-kind research and development expenses which are non-deductible for tax purposes. In addition, we recognized a benefit totaling approximately $2.5 million in March 2011 due to settlements with tax authorities. We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions outside of the U.S. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

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

	March 31,	December 31,
	2012	2011
	(Unaudited)
	(In millions)
Power Generation	$2,651	$1,947
Nuclear Operations	2,932	2,995
Technical Services	21	14
Nuclear Energy	350	383

Total Backlog	$5,954	$5,339

We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Power Generation and Technical Services segments.

Of the March 31, 2012 backlog, we expect to recognize revenues as follows:

	2012	2013	Thereafter
	(Unaudited)
	(In approximate millions)
Power Generation	$990	$710	$951
Nuclear Operations	820	900	1,212
Technical Services	21	—	—
Nuclear Energy	145	190	15

Total Backlog	$1,976	$1,800	$2,178

At March 31, 2012, Power Generation backlog with the U.S. Government was $6.0 million, all of which was fully funded.

At March 31, 2012, Nuclear Operations backlog with the U.S. Government was $2.9 billion, of which $63.0 million had not yet been funded.

At March 31, 2012, Technical Services backlog with the U.S. Government was $21.8 million, all of which was fully funded.

At March 31, 2012, Nuclear Energy had no backlog with the U.S. Government.

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

The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures. At March 31, 2012, we were in compliance with all of the covenants set forth in the Credit Agreement.

Loans outstanding under the Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 2.50% to 3.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 1.50% to 2.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. The borrower under the Credit Agreement is charged a commitment fee on the unused portions of the Credit Agreement, and that fee varies between 0.375% and 0.625% per year depending on the credit ratings of the Credit Agreement. Additionally, the borrower under the Credit Agreement is charged a financial letter of credit fee of between 2.50% and 3.50% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. The borrower under the Credit Agreement also pays customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, BWICO paid certain upfront fees to the lenders thereunder, and BWICO paid certain arrangement and other fees to the arrangers and agents of the BWICO Credit Agreement. At March 31, 2012, there were no borrowings outstanding but letters of credit issued under the Credit Agreement totaled $216.2 million. At March 31, 2012, there was $483.8 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. The applicable interest rate at March 31, 2012 under this facility was 4.75% per year.

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

We are currently in the process of amending and extending our Credit Agreement and, subject to market conditions, we expect to complete this process during the second quarter of 2012.

Other Arrangements

Certain foreign subsidiaries of Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”) have credit arrangements with various commercial banks and other financial institutions for the issuance of bank guarantees in association with contracting activity. The aggregate value of all such bank guarantees as of March 31, 2012 was $53.6 million.

B&W and certain of its subsidiaries have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2012, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $459.4 million.

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $124.5 million to $426.6 million at March 31, 2012 from $551.1 million at December 31, 2011, primarily due to cash used in operating activities.

Our net cash used in operations was $103.2 million in the three months ended March 31, 2012, compared to $81.6 million for the three months ended March 31, 2011. This increase in cash used was primarily attributable to changes in accrued employee benefits related to timing of planned pension plan fundings, partially offset by changes in our net contracts in progress and advance billings.

Our net cash used in investing activities increased by $42.6 million to $68.6 million in the three months ended March 31, 2012 from $26.0 million in the three months ended March 31, 2011. This increase in net cash used in investing activities was primarily attributable to net purchases of available-for-sale securities in the current period.

Our net cash provided by financing activities decreased by $3.7 million to $2.6 million in the three months ended March 31, 2012 from $6.3 million for the three months ended March 31, 2011. This decrease in net cash provided by financing activities was attributable to cash from the exercise of stock options in 2011 and associated excess tax benefits on stock options.

At March 31, 2012, we had restricted cash and cash equivalents totaling approximately $61.8 million, $9.5 million of which was held in restricted foreign accounts, $2.7 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets), $49.2 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments) and $0.4 million of which was held in money market funds maintained by our captive insurer.

At March 31, 2012, we had investments with a fair value of $115.2 million. Our investment portfolio consists primarily of investments in government obligations and short-term commercial paper. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss.

Foreign Operations

Included in our total unrestricted cash and cash equivalents is approximately $162.3 million or 65% related to foreign operations and subsidiaries. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the United States, which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. as the liquidity generated by our U.S. operations is sufficient to meet the cash requirements of our U.S. operations.

See Note 1 to our unaudited condensed consolidated financial statements included in this report for information on new and recently adopted accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2011 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 4 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended March 31, 2012, all of which involved repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
March 1, 2012 – March 31, 2012	105,871	$26.73	not applicable	not applicable
Total	105,871	$26.73	not applicable	not applicable

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

The Revloc Sites are subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Safety Act”). Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and this Item is included in exhibit 95 to this quarterly report on Form 10-Q.

Item 6. Exhibits

Exhibit 2.1*—Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

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

Exhibit 10.1*+—Separation and Consulting Agreement between Brandon C. Bethards and The Babcock & Wilcox Company, dated April 5, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 31, 2012 (File No. 1-34658)).

Exhibit 10.2*+—Form of Change In Control Agreement between E. James Ferland and The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 31, 2012 (File No. 1-34658)).

Exhibit 31.1—Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

Exhibit 31.2—Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

Exhibit 32.1—Section 1350 certification of Chief Executive Officer.

Exhibit 32.2—Section 1350 certification of Chief Financial Officer.

Exhibit 95—Mine Safety Disclosure

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

THE BABCOCK & WILCOX COMPANY

By:	/s/ Anthony S. Colatrella

Anthony S. Colatrella
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Representative)

By:	/s/ David S. Black
David S. Black
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)

May 9, 2012

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.1*	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2*	Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.1*+	Separation and Consulting Agreement between Brandon C. Bethards and The Babcock & Wilcox Company, dated April 5, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 31, 2012 (File No. 1-34658)).

10.2*+	Form of Change In Control Agreement between E. James Ferland and The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 31, 2012 (File No. 1-34658)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.
+	Management or compensatory contract.