Form 10-Q
period 2012-06-30
Babcock & Wilcox Co
filed 2012-08-07
CIK 1486957

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)	F O R M 1 0-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012 OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-34658

THE BABCOCK & WILCOX COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	80-0558025
(State of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

THE HARRIS BUILDING
13024 BALLANTYNE CORPORATE PLACE
SUITE 700
CHARLOTTE, NORTH CAROLINA	28277
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (704) 625-4900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 Yes [✓]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [✓]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [✓]

The number of shares of the registrant’s common stock outstanding at July 31, 2012 was 118,801,140

THE BABCOCK & WILCOX COMPANY

I N D E X - F O R M 1 0 - Q

PART I

THE BABCOCK & WILCOX COMPANY

FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)

Current Assets:
Cash and cash equivalents	$206,770	$415,209
Restricted cash and cash equivalents	56,762	61,190
Investments	155,554	68,805
Accounts receivable – trade, net	339,273	305,832
Accounts receivable – other	75,245	77,505
Contracts in progress	370,021	315,286
Inventories	115,507	107,298
Deferred income taxes	106,358	102,022
Other current assets	33,551	33,929

Total Current Assets	1,459,041	1,487,076

Property, Plant and Equipment	1,046,510	1,017,422
Less accumulated depreciation	621,485	595,131

Net Property, Plant and Equipment	425,025	422,291

Investments	3,949	3,775

Goodwill	278,737	276,180

Deferred Income Taxes	218,374	241,739

Investments in Unconsolidated Affiliates	186,800	163,568

Other Assets	209,235	194,482

TOTAL	$2,781,161	$2,789,111

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)

Current Liabilities:
Notes payable and current maturities of long-term debt	$4,601	$4,653
Accounts payable	247,802	237,494
Accrued employee benefits	201,040	303,803
Accrued liabilities – other	62,789	71,079
Advance billings on contracts	445,447	438,753
Accrued warranty expense	96,055	97,209
Income taxes payable	26,799	1,816

Total Current Liabilities	1,084,533	1,154,807

Long-Term Debt	510	633

Accumulated Postretirement Benefit Obligation	77,370	80,663

Environmental Liabilities	45,057	44,069

Pension Liability	501,253	586,045

Other Liabilities	90,423	87,921

Commitments and Contingencies (Note 5)

Stockholders’ Equity:

Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 119,204,529 and 118,458,911 shares at June 30, 2012 and December 31, 2011, respectively	1,192	1,185
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	-	-
Capital in excess of par value	1,125,268	1,106,971
Retained earnings	377,093	266,325
Treasury stock at cost, 459,869 and 351,876 shares at June 30, 2012 and December 31, 2011, respectively	(12,944)	(10,059)
Accumulated other comprehensive loss	(520,438)	(538,628)

Stockholders’ Equity – The Babcock & Wilcox Company	970,171	825,794
Noncontrolling interest	11,844	9,179

Total Stockholders’ Equity	982,015	834,973

TOTAL	$2,781,161	$2,789,111

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY CONDENSED CONSOLIDATED

STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except share and per share amounts)

Revenues	$ 852,585	$ 752,352	$ 1,618,477	$ 1,443,629

Costs and Expenses:
Cost of operations	638,400	587,741	1,221,139	1,152,547
Research and development costs	34,150	22,568	63,186	39,876
(Gains) losses on asset disposals and impairments – net	(622)	89	(882)	79
Selling, general and administrative expenses	107,985	97,078	214,008	199,711

Total Costs and Expenses	779,913	707,476	1,497,451	1,392,213

Equity in Income of Investees	16,687	18,381	34,044	33,742

Operating Income	89,359	63,257	155,070	85,158

Other Income (Expense):
Interest income	504	305	737	764
Interest expense	(1,152)	(1,297)	(1,775)	(1,752)
Other – net	4,328	4,425	3,226	1,431

Total Other Income	3,680	3,433	2,188	443

Income before Provision for Income Taxes	93,039	66,690	157,258	85,601

Provision for Income Taxes	31,909	20,349	52,266	25,593

Net Income	61,130	46,341	104,992	60,008

Net Loss (Income) Attributable to Noncontrolling Interest	2,894	(132)	5,776	(289)

Net Income Attributable to The Babcock & Wilcox Company	$ 64,024	$ 46,209	$ 110,768	$ 59,719

Earnings per Common Share:
Basic:
Net Income Attributable to The Babcock & Wilcox Company	$ 0.54	$ 0.39	$ 0.94	$ 0.51
Diluted:
Net Income Attributable to The Babcock & Wilcox Company	$ 0.54	$ 0.39	$ 0.93	$ 0.51

Shares used in the computation of earnings per share (Note 10):
Basic	118,648,459	117,502,610	118,451,903	117,235,443
Diluted	119,257,911	118,353,937	119,058,527	118,155,592

    See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)

Net Income	$61,130	$46,341	$104,992	$60,008

Other Comprehensive Income:
Currency translation adjustments:
Foreign currency translation adjustments	(12,769)	2,412	(7,989)	10,878
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	(3,300)	372	(1,772)	2,624
Realized gains on derivative financial instruments	715	344	284	414
Amortization of benefit plan costs	13,725	13,079	27,451	26,109
Unrealized gains on investments:
Unrealized gains arising during the period	(24)	6	204	159
Realized gains (losses) recognized during the period	(3)	2	(3)	4

Other Comprehensive Income (Loss)	(1,656)	16,215	18,175	40,188

Total Comprehensive Income	59,474	62,556	123,167	100,196

Comprehensive Loss (Income) Attributable to Noncontrolling Interest	2,921	(143)	5,791	(336)

Comprehensive Income Attributable to The Babcock & Wilcox Company	$62,395	$62,413	$128,958	$99,860

  See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Capital In		Other			Non-	Total
	Common Stock		Excess of	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Stock	Equity	Interest	Equity
		(In thousands, except share amounts)

Balance December 31, 2011	118,458,911	$1,185	$1,106,971	$266,325	$(538,628)	$(10,059)	$825,794	$9,179	$834,973

Net income	-	-	-	110,768	-	-	110,768	(5,776)	104,992

Amortization of benefit plan costs	-	-	-	-	27,451	-	27,451	-	27,451

Unrealized gain on investments	-	-	-	-	201	-	201	-	201

Translation adjustments	-	-	-	-	(7,974)	-	(7,974)	(15)	(7,989)

Unrealized gain on derivatives	-	-	-	-	(1,488)	-	(1,488)	-	(1,488)

Exercise of stock options	155,542	1	2,859	-	-	-	2,860	-	2,860

Contributions to thrift plan	257,006	3	6,394	-	-	-	6,397	-	6,397

Shares placed in treasury	-	-	-	-	-	(2,885)	(2,885)	-	(2,885)

Stock-based compensation charges	333,070	3	9,044	-	-	-	9,047	-	9,047

Contribution of in-kind services	-	-	-	-	-	-	-	8,740	8,740

Distributions to noncontrolling interests	-	-	-	-	-	-	-	(284)	(284)

Balance June 30, 2012 (unaudited)	119,204,529	$1,192	$1,125,268	$377,093	$(520,438)	$(12,944)	$970,171	$11,844	$982,015

Balance December 31, 2010	116,963,664	$1,170	$1,067,414	$96,671	$(449,999)	$(2,397)	$712,859	$666	$713,525

Net income	-	-	-	59,719	-	-	59,719	289	60,008

Amortization of benefit plan costs	-	-	-	-	26,109	-	26,109	-	26,109

Unrealized gain on investments	-	-	-	-	163	-	163	-	163

Translation adjustments	-	-	-	-	10,831	-	10,831	47	10,878

Unrealized gain on derivatives	-	-	-	-	3,038	-	3,038	-	3,038

Exercise of stock options	329,826	3	8,405	-	-	-	8,408	-	8,408

Contributions to thrift plan	196,562	2	5,976	-	-	-	5,978	-	5,978

Shares placed in treasury	-	-	-	-	-	(5,867)	(5,867)	-	(5,867)

Stock-based compensation charges	491,263	5	9,690	-	-	-	9,695	-	9,695

Distribution to noncontrolling interests	-	-	-	-	-	-	-	(170)	(170)

Balance June 30, 2011 (unaudited)	117,981,315	$1,180	$1,091,485	$156,390	$(409,858)	$(8,264)	$830,933	$832	$831,765

  See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$104,992	$60,008
Non-cash items included in net income:
Depreciation and amortization	35,530	37,775
Income of investees, net of dividends	(17,757)	(16,689)
(Gain) loss on asset disposals and impairments – net	(882)	79
In-kind research and development costs	8,740	-
Amortization of pension and postretirement costs	43,057	41,021
Stock-based compensation expense	9,047	9,695
Excess tax benefits from stock-based compensation	(1,436)	(4,356)
Other, net	(7,837)	(8,773)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(42,582)	(72,281)
Net contracts in progress and advance billings on contracts	(45,882)	(11,497)
Accounts payable	18,360	15,941
Inventories	(10,031)	(2,908)
Current and deferred income taxes	43,534	36,605
Accrued warranty and other current liabilities	(11,404)	(5,755)
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(189,882)	(90,249)
Prepaid expenses	297	(42,305)
Other, net	(10,546)	2,044

NET CASH USED IN OPERATING ACTIVITIES	(74,682)	(51,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash and cash equivalents	4,428	(9,439)
Purchases of property, plant and equipment	(41,548)	(32,195)
Proceeds from sale of unconsolidated affiliate	2,091	-
Purchases of available-for-sale securities	(155,979)	(88,746)
Sales and maturities of available-for-sale securities	68,532	71,211
Investments in equity and cost method investees	(6,572)	(35,467)
Proceeds from asset disposals	132	714

NET CASH USED IN INVESTING ACTIVITIES	(128,916)	(93,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	(101)	(1,600)
Payment of debt issuance costs	(4,747)	(82)
Excess tax benefits from stock-based compensation	1,436	4,356
Proceeds from exercise of stock options	1,424	4,052
Distributions to noncontrolling interests	(284)	(170)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,272)	6,556

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(2,569)	6,240

NET DECREASE IN CASH AND CASH EQUIVALENTS	(208,439)	(132,771)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	415,209	391,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$206,770	$258,371

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$2,153	$1,730
Income taxes (net of refunds)	$17,440	$32,407

  See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures.” We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at June 30, 2012 and for the three and six months ended June 30, 2012. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

There have been no material changes to the recent accounting pronouncements discussed in our 2011 10-K.

Unless the context otherwise indicates, “we,” “us” and “our” mean The Babcock & Wilcox Company (“B&W”) and its consolidated subsidiaries.

Reporting Segments

We operate in four reportable segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy. Our reportable segments are further described as follows:

•

Our Power Generation segment supplies boilers fired with fossil fuels, such as coal, oil and natural gas, or renewable fuels such as biomass and municipal solid waste. In addition, we supply environmental equipment and components and related services to customers in different regions around the world. This segment owns or leases manufacturing facilities in the U.S., Canada, Denmark, Germany, Mexico, China and Scotland. We design, engineer, manufacture, supply, construct and service large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses. We also provide the same complement of services for our renewable portfolio of boiler technology, which includes biomass fired, waste-to-energy and concentrated solar energy for steam generating solutions. In addition, this segment is a technological leader in providing cost-effective and efficient air pollution control solutions and material handling systems. We have successfully developed advanced technologies to control nitrogen oxides, sulfur dioxide, fine particulate, mercury, acid gases and other hazardous air emissions. We continue to advance our carbon capture and sequestration technologies as a solution to reduce carbon dioxide emissions. In addition, our Power Generation segment offers a variety of construction services. Servicing a wide range of industries, this segment provides total construction services for the entire balance of plant, from large steam generation or environmental equipment projects, to cogeneration and combined cycle installations. This segment also offers a full suite of aftermarket services. Our Power Generation segment’s full-scope boiler, environmental and auxiliary equipment retrofits, upgrades and services are designed to improve plant performance and efficiency and extend the life of vital steam generating assets.

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

•

Our Nuclear Energy segment supplies commercial nuclear steam generators and components to nuclear utility customers. In addition, this segment is actively designing the modular and scalable B&W mPowerTM reactor. B&W has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. With manufacturing operations in the U.S. and Canada, this segment is the only heavy nuclear component, N-Stamp certified manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development and metallurgy and materials engineering. Our Nuclear Energy segment also provides power plant construction and management and maintenance services. In addition, this segment offers services for nuclear steam generators and balance of plant equipment, as well as nondestructive examination and tooling/repair solutions for other plant systems and components.

See Note 9 for further information regarding our segments.

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated and combined financial statements and the related footnotes included in our 2011 10-K.

Contracts and Revenue Recognition

We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours or a cost-to-cost method, as applicable to the product or activity involved. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress completion as a percentage of the total project. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. We include revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in contracts in progress. We include in advance billings on contracts, billings that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

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

In the three and six months ended June 30, 2011, we recorded additional costs totaling approximately $26.0 million (all in our Nuclear Energy segment) and $58.7 million ($11.1 million in our Nuclear Operations segment and $47.6 million in our Nuclear Energy segment), respectively, to complete certain projects attributable to changes in estimate due to productivity, scope and scheduling issues. In May 2012, we entered into an agreement with the customer of the Nuclear Energy project to settle contract claims resulting in recognition of revenues totaling approximately $18.4 million for the three and six months ended June 30, 2012. The projects in our Nuclear Operations segment, which contributed to the $11.1 million of additional costs referenced above, are substantially complete.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Currency translation adjustments	$28,652	$ 36,626
Net unrealized gain on investments	402	201
Net unrealized gain on derivative financial instruments	1,229	2,717
Unrecognized losses on benefit obligations	(550,721)	(578,172)

Accumulated other comprehensive loss	$(520,438)	$ (538,628)

Inventories

The components of inventories are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Raw materials and supplies	$83,383	$77,932
Work in progress	9,215	6,889
Finished goods	22,909	22,477

Total inventories	$115,507	$107,298

Restricted Cash and Cash Equivalents

At June 30, 2012, we had restricted cash and cash equivalents totaling approximately $59.5 million, $6.1 million of which was held in restricted foreign accounts, $2.8 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets), $50.1 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments) and $0.5 million of which was held in money market funds maintained by our captive insurer.

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

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Balance at beginning of period	$97,209	$109,588
Additions and adjustments	5,616	1,564
Charges	(6,770)	(9,837)

Balance at end of period	$96,055	$101,315

Research and Development

Our research and development activities are related to development and improvement of new and existing products and equipment, as well as conceptual engineering evaluation for translation into practical applications. We charge to research and development costs the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation and Nuclear Energy segments and include costs related to the development of our modular nuclear reactor business, B&W mPowerTM.

During the three and six months ended June 30, 2012, we recognized $5.1 million and $8.7 million, respectively, of in-kind research and development costs related to the consolidation of Generation mPower LLC (“GmP”), our majority-owned subsidiary formed in 2011 to oversee the program to develop the small modular nuclear power plant based on B&W mPowerTM technology. These additional costs represent non-cash, non-deductible expenses related to the value of the in-kind research and development services contributed to the program by GmP’s minority partner.

For any period, the impact to net income attributable to The Babcock & Wilcox Company of these in-kind services will depend on the timing of services provided by our partner. In the three and six months ended June 30, 2012, the value of the in-kind services exceeded the amount of research and development costs allocated to the minority partner. As a result, net income attributable to The Babcock & Wilcox Company, after taking into account the non-controlling interest recognition totaling $3.0 million, was negatively impacted in the three months ended June 30, 2012 by $2.1 million. Net income attributable to The Babcock & Wilcox Company, after taking into account the non-controlling interest recognition totaling $5.7 million, was negatively impacted in the six months ended June 30, 2012 by $3.0 million.

This accounting treatment has also resulted in $11.0 million of non-controlling interest accumulated on our condensed consolidated balance sheet at June 30, 2012. We have not incurred a liability for the in-kind services received as part of the development program and our minority partner does not currently have rights to share in the net assets of B&W or GmP.

Provision for Income taxes

Our effective tax rate for the three months ended June 30, 2012 was approximately 34.3% as compared to 30.5% for the three months ended June 30, 2011. Our effective tax rate for the six months ended June 30, 2012 was approximately 33.2% as compared to 29.9% for the six months ended June 30, 2011. In the three and six months ended June 30, 2011, we recognized a benefit totaling approximately $3.8 million attributable to changes in uncertain tax positions. In the six months ended June 30, 2011, we also recognized a benefit totaling approximately $2.5 million attributable to settlements with tax authorities. We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions outside of the U.S. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

As of June 30, 2012, we had gross unrecognized tax benefits of $31.8 million which, if recognized, would impact our effective tax rate from continuing operations. We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of June 30, 2012, gross accrued interest excluded from the amounts above totaled $1.2 million. There were no significant penalties recorded during the six months ended June 30, 2012.

As a result of the expiration of the statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $24.6 million to $7.2 million. The previously unrecognized tax benefits primarily relate to transfer pricing issues and the deductibility of a loss on financial instruments in certain jurisdictions.

NOTE 2 – BUSINESS ACQUISITIONS AND INVESTMENTS

Anlagenbau und Fördertechnik Arthur Loibl GmbH

In November 2011, our Power Generation segment, acquired Anlagenbau und Fördertechnik Arthur Loibl GmbH for approximately $24.2 million. During the six months ended June 30, 2012, we recorded purchase price adjustments resulting in an increase in goodwill of approximately $3.7 million.

USEC Inc. Investment

In May 2010, our subsidiary Babcock & Wilcox Investment Company (“BWICO”) entered into an agreement with Toshiba Corporation (which was subsequently assigned to one of its subsidiaries) and USEC Inc. (“USEC”) to make a strategic investment in USEC totaling $200 million payable over three phases. In September 2010, following the satisfaction of certain conditions, including the availability to USEC’s American Centrifuge program of at least $2 billion in uncommitted funds under the DOE’s loan guarantee program for front-end nuclear fuel facilities and the establishment of a joint venture between us and USEC for supply by the joint venture of centrifuges and related equipment for the American Centrifuge program, we made a $37.5 million investment in USEC as part of a definitive agreement for us to make a total $100 million strategic investment in USEC.

In connection with our investment, we received 37,500 shares of USEC Series B-1 12.75% Convertible Preferred Stock and Warrants to purchase 3,125,000 shares of USEC Class B Common Stock at an exercise price of $7.50 per share, which are exercisable between January 1, 2015 and December 31, 2016, and a seat on USEC’s board of directors. At June 30, 2012, our total investment in USEC, including in-kind dividends, totaled $45.1 million.

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

On June 12, 2012, USEC entered into a Cooperative Agreement with the DOE to provide funding for a cost-share research, development and demonstration (“RD&D”) program to enhance the technical and financial readiness of centrifuge technology for commercialization. The Cooperative Agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period from June 1, 2012 through December 31, 2013, with a total estimated cost of $350 million. The Cooperative Agreement will be incrementally funded and DOE funding is limited to $87.7 million until the DOE provides authorization for additional funding. Execution of the Cooperative Agreement satisfies the requirement of USEC’s credit facility that USEC shall have entered into a definitive agreement with the DOE for the RD&D program in order to continue spending on the American Centrifuge project. Under the credit facility, USEC can invest its 20% share of the costs under the RD&D program as long as the amount of the expenditures reimbursable to USEC under the RD&D program that have not yet been reimbursed does not exceed $50 million. We are presently exploring various alternatives with Toshiba and USEC and will continue to monitor these developments and evaluate our investment in USEC as new facts become available.

NOTE 3 – CREDIT FACILITY

On June 8, 2012, B&W entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent, which amends and restates our previous Credit Agreement dated May 3, 2010. The New Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $700 million and the New Credit Agreement is scheduled to mature on June 8, 2017. The proceeds of the New Credit Agreement are available for working capital needs and other general corporate purposes. The New Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $1.0 billion for all revolving loan and letter of credit commitments.

The New Credit Agreement is guaranteed by substantially all of B&W’s wholly owned domestic subsidiaries. Obligations under the New Credit Agreement are secured by first-priority liens on certain assets owned by B&W and the guarantors (other than subsidiaries comprising our Nuclear Operations and Technical Services segments). If the corporate family rating of B&W and its subsidiaries from Moody’s is Baa3 or better (with a stable outlook or better), the corporate rating of B&W and its subsidiaries from S&P is BBB- or better (with a stable outlook or better), and other conditions are met, the liens securing obligations under the New Credit Agreement will be released, subject to reinstatement upon the terms set forth in the New Credit Agreement.

The New Credit Agreement requires only interest payments on a periodic basis until maturity. We may prepay all loans under the New Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

The New Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt and mergers. At June 30, 2012, we were in compliance with all of the covenants set forth in the New Credit Agreement.

Loans outstanding under the New Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 2.25% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month Eurocurrency rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 1.25% per year. The applicable margin for revolving loans varies depending on the credit ratings of the New Credit Agreement. Under the New Credit Agreement, we are charged a commitment fee on the unused portion of the New Credit Agreement and that fee varies between 0.225% and 0.350% per year depending on the credit ratings of the New Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.25% and 2.25% per year with respect to the amount of each financial letter of credit issued under the New Credit Agreement and a letter of credit fee of between 0.80% and 1.25% per year with respect to the amount of each performance letter of credit issued under the New Credit Agreement, in each case depending on the credit ratings of the New Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the New Credit Agreement. In connection with entering into the New Credit Agreement, we paid upfront fees to the lenders thereunder, and arrangement and other fees to the arrangers and agents of the New Credit Agreement. At June 30, 2012, there were no borrowings outstanding and letters of credit issued under the New Credit Agreement totaled $208.6 million, resulting in $491.4 million available for borrowings or to meet letter of credit requirements. The applicable interest rate at June 30, 2012 under this facility was 3.75% per year for revolving loans.

Based on the current credit ratings of the New Credit Agreement, the applicable margin for Eurocurrency loans is 1.50%, the applicable margin for base rate loans is 0.50%, the letter of credit fee for financial letters of credit is 1.50%, the letter of credit fee for performance letters of credit is 0.875%, and the commitment fee for unused portions of the New Credit Agreement is 0.25%. The New Credit Agreement does not have a floor for the base rate or the Eurocurrency rate.

The New Credit Agreement generally includes customary events of default for a secured credit facility. If any default occurs under the New Credit Agreement, or if we are unable to make any of the representations and warranties in the New Credit Agreement, we will be unable to borrow funds or have letters of credit issued under the New Credit Agreement.

NOTE 4 – PENSION PLANS AND POST-RETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In thousands)
Service cost	$ 11,557	$ 10,457	$ 23,103	$ 20,907	$283	$286	$569	$571
Interest cost	30,905	34,243	61,795	68,435	1,290	1,158	2,559	2,722
Expected return on plan assets	(33,244)	(36,739)	(66,470)	(73,393)	(483)	(524)	(965)	(960)
Amortization of prior service cost (credit)	815	936	1,629	1,862	(34)	8	(69)	17
Amortization of transition obligation	-	-	-	-	24	77	48	151
Recognized net actuarial loss (gain)	20,664	19,663	41,319	39,118	67	(137)	133	(127)
Net periodic benefit cost	$ 30,697	$ 28,560	$ 61,376	$ 56,929	$1,147	$868	$2,275	$2,374

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 10 to the consolidated and combined financial statements in Part II of our 2011 10-K.

Investigations and Litigation

Nuclear Fuel Services, Inc.

In June 2011, approximately 18 plaintiffs filed a lawsuit styled as a “class action” in the U.S. District Court for the Eastern District of Tennessee against NFS, B&W, Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Technical Services Group, Inc. (“B&W TSG”), NOG-Erwin Holdings, Inc. and others relating to the operation of the NFS facility in Erwin, Tennessee. The plaintiffs seek compensatory and punitive damages alleging personal injuries and property damage resulting primarily from alleged releases of radioactive materials as a result of operations at the facility. In October 2011, the plaintiffs filed a motion to amend the original complaint increasing the number of plaintiffs to approximately 140, and we filed a motion to dismiss. The hearing on our motion to dismiss was held on June 28, 2012. No ruling has yet been issued by the court. This matter is still in its early stages. No discovery has been conducted and no trial date has been set. The ultimate outcome of these proceedings is uncertain and an adverse ruling, should coverage not be available, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

Apollo and Parks Township

On January 29, 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against B&W PGG, B&W TSG, formerly known as B&W Nuclear Environmental Services, Inc. (the “B&W Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, nine additional suits by additional plaintiffs have been filed in the U.S. District Court for the Western District of Pennsylvania against the B&W Parties and ARCO. Following the dismissal of a number of claims in June 2012, the suits presently involve approximately 73 claimants alleging, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in Apollo Borough and Parks Township, Pennsylvania (collectively, the “Apollo and Parks Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages. The first seven cases have been consolidated for most non-dispositive pre-trial matters. Discovery in the Apollo and Parks Litigation is ongoing and no trial date has been set.

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

In September 2011, a jury returned a verdict in the ANI Litigation, finding that the B&W Parties’ settlement of the Hall Litigation for $52.5 million and ARCO’s settlement for $27.5 million were fair and reasonable. Following the verdict, in February 2012, the B&W Parties, ARCO and ANI entered into an agreement in which the parties agreed to the dismissal with prejudice of all remaining claims pending in the ANI Litigation, excluding the B&W Parties’ and ARCO’s claims seeking reimbursement from ANI for the $52.5 million and $27.5 million settlements (plus interest) (the “Settlement Claims”). By agreement, ANI also waived: (1) any and all rights to appeal the September 2011 jury verdict on the basis of the trial court’s evidentiary rulings; and (2) any defenses and arguments of any kind except ANI’s position that it was not required to reimburse the B&W Parties’ and ARCO for their settlements under the provisions of the ANI policies. In February 2012, the Court granted the parties’ proposed order implementing their agreement and entered final judgment in favor of the B&W Parties and ARCO on the Settlement Claims. As part of the final order and judgment, the Court ruled that the B&W Parties and ARCO are entitled to pre-judgment interest on their $52.5 million and $27.5 million settlements, in the amounts of approximately $8.8 million and $6.2 million, respectively. In addition, post-verdict interest from the date of the jury verdict was awarded at 6%. In March 2012, ANI filed a notice of appeal as to the final judgment and a supersedeas appeal bond in the amount of 120% of the total final judgment amount. The parties have filed their respective briefs with the Superior Court. The court has not yet set a date for oral arguments.

Execution on the final judgments is stayed pending ANI’s appeal in the Pennsylvania appellate courts. Pursuant to the agreement among the parties, if the final judgments are affirmed, following the exhaustion of all appeals, ANI must immediately satisfy those judgments and pay an additional liquidated contingency sum of $5 million to the B&W Parties and ARCO. If on appeal the final judgments are reversed and/or vacated, ANI will not owe the liquidated contingency sum. B&W has not recognized any amounts claimed in the ANI Litigation in its financial statements due to the uncertainty surrounding the ultimate amount to be realized.

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

Energy Northwest asserted claims against B&W NE alleging claims including breach of contract. The matter was stayed by the U.S. District Court pending a mediation between the parties, which occurred on April 30 and May 1, 2012. At the mediation, the parties negotiated the principal terms of a settlement which resolved all claims between the parties in consideration of a lump sum payment to B&W NE from Energy Northwest in the amount of $19.9 million, which amount is subject to Washington State taxes. The settlement was ratified by Energy Northwest’s Executive Board (a requirement under Washington state law for public entities) on May 10, 2012. Once all conditions precedent have been satisfied, the parties plan to seek dismissal of the lawsuit pending in U.S. District Court. We recognized additional revenues totaling approximately $18.4 million (and related expenses of $0.3 million) resulting in a net benefit of $18.1 million in the three months ended June 30, 2012 related to this settlement.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our condensed consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity as a component of accumulated other comprehensive loss, until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings. Any ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other– net in our condensed consolidated statements of income.

We have designated all of our forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. At June 30, 2012, we had deferred approximately $1.2 million of net gains on these derivative financial instruments in accumulated other comprehensive loss. We expect to recognize substantially this entire amount in the next 12 months.

At June 30, 2012, all of our derivative financial instruments consisted of foreign currency forward-exchange contracts and warrants to purchase common stock. The notional value of our foreign currency forward-exchange contracts totaled $177.6 million at June 30, 2012, with maturities extending to July 2014. These instruments consist primarily of contracts to purchase or sell Canadian Dollars or Danish Kroner. The fair value of these contracts totaled $0.2 million at June 30, 2012, and all of the contracts were Level 2 in nature. The fair value of our warrants (which are related to our investment in USEC Inc. described in Note 2) totaled $0.5 million at June 30, 2012, and is Level 3 in nature. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our foreign currency forward-exchange contracts are financial institutions included in the New Credit Agreement. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under this facility.

The following tables summarize our derivative financial instruments at June 30, 2012 and December 31, 2011:

	Asset and Liability Derivatives
	June 30, 2012	December 31, 2011
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$1,158	$1,760
Other assets	$2,002	$3,792
Accounts payable	$1,674	$1,238
Other liabilities	$615	$610
Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts payable	$684	$520
Other liabilities	$34	$664
Stock Warrants:
Other assets	$511	$877

The effects of derivative instruments on our financial statements are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain (loss) recognized in other comprehensive income	$(4,645)	$546	$(2,516)	$3,669
Income (loss) reclassified from accumulated other comprehensive loss into income: effective portion
Location
Revenues	$(935)	$1,340	$(863)	$2,363
Cost of operations	$(202)	$(613)	$412	$(1,635)
Other-net	$220	$(286)	$98	$(286)

Gain (loss) recognized in income: portion excluded from effectiveness testing
Location
Other-net	$230	$1,585	$(301)	$1,988

Derivatives Not Designated as Hedges:
Forward Contracts:
Gain (loss) recognized in income
Location
Other-net	$(181)	$1,904	$(178)	$1,499

Stock Warrants:
Gain (loss) recognized in income
Location
Other-net	$(10)	$1,226	$(366)	$247

NOTE 7 – FAIR VALUE MEASUREMENTS

The following is a summary of our available-for-sale securities measured at fair value at June 30, 2012 (in thousands):

	6/30/12	Level 1	Level 2	Level 3
Mutual funds	$3,488	$-	$3,488	$-
U.S. Government and agency securities	112,860	112,860	-	-
Asset-backed securities and collateralized mortgage obligations	462	-	462	-
Commercial paper	42,693	-	42,693	-

Total	$159,503	$112,860	$46,643	$-

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2011 (in thousands):

	12/31/11	Level 1	Level 2	Level 3
Mutual funds	$3,312	$-	$3,312	$-
U.S. Government and agency securities	51,322	51,322	-	-
Asset-backed securities and collateralized mortgage obligations	462	-	462	-
Commercial paper	17,484	-	17,484	-

Total	$72,580	$51,322	$21,258	$-

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives

Level 2 derivative assets and liabilities primarily include over-the-counter options and forwards. These currently consist of foreign exchange rate derivatives. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including foreign exchange forward and spot rates, interest rates and counterparty performance risk adjustments. At June 30, 2012, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars and Danish Kroner, with a total notional amount of $177.6 million and a total fair value of $0.2 million.

Level 3 derivative assets include warrants to purchase common stock. The value of the warrants is computed using an option pricing model based on unobservable inputs such as estimated stock price for inactive shares, and observable inputs, including interest rates and volatility. At June 30, 2012, the warrants (which are related to our investment in USEC) had a fair value of $0.5 million. The following is a summary of the changes in our Level 3 instruments measured on a recurring basis for the period ended June 30, 2012 (in thousands):

Balance, beginning of the year	$877
Total realized and unrealized gains (losses):	-
Included in other income (expense)	(366)
Included in other comprehensive income	-
Purchases, issuances and settlements	-
Principal repayments	-

Balance, end of period	$511

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

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at June 30, 2012 and December 31, 2011.

NOTE 8 – STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized for the three and six months ended June 30, 2012 and 2011 is as follows:

	Compensation Expense	Tax Benefit	Net Impact
	(In thousands)

	Three Months Ended June 30, 2012
Stock options	$988	$(364)	$624
Restricted stock	33	(12)	21
Performance shares	1,708	(625)	1,083
Performance, restricted and deferred stock units	2,335	(839)	1,496

Total	$5,064	$(1,840)	$3,224

	Three Months Ended June 30, 2011
Stock options	$1,151	$(423)	$728
Restricted stock	577	(204)	373
Performance shares	714	(266)	448
Performance, restricted and deferred stock units	2,400	(872)	1,528

Total	$4,842	$(1,765)	$3,077

	Six Months Ended June 30, 2012
Stock options	$2,221	$(814)	$1,407
Restricted stock	66	(24)	42
Performance shares	2,745	(1,020)	1,725
Performance, restricted and deferred stock units	4,015	(1,463)	2,552

Total	$9,047	$(3,321)	$5,726

	Six Months Ended June 30, 2011
Stock options	$2,056	$(760)	$1,296
Restricted stock	1,448	(517)	931
Performance shares	955	(355)	600
Performance, restricted and deferred stock units	5,236	(1,935)	3,301

Total	$9,695	$(3,567)	$6,128

NOTE 9 – SEGMENT REPORTING

As described in Note 1, our operations are assessed based on four segments. An analysis of our operations by segment is as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2012	2011	2012	2011
		(In thousands)

REVENUES:
	Power Generation	$497,037	$388,643	$911,310	$744,827
	Nuclear Operations	265,398	272,625	515,576	523,080
	Technical Services	28,269	30,668	53,242	59,028
	Nuclear Energy	67,392	93,877	153,978	159,139
	Adjustments and Eliminations(1)	(5,511)	(33,461)	(15,629)	(42,445)

		$852,585	$752,352	$1,618,477	$1,443,629

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:
	Power Generation Transfers	$1,884	$27,142	$5,333	$33,500
	Nuclear Operations Transfers	1,771	1,526	3,526	2,708
	Technical Services Transfers	996	575	1,414	1,250
	Nuclear Energy Transfers	860	4,218	5,356	4,987

		$5,511	$33,461	$15,629	$42,445

OPERATING INCOME:
	Power Generation	$46,458	$28,098	$74,437	$54,731
	Nuclear Operations	48,541	59,289	96,543	89,739
	Technical Services	18,411	14,466	33,029	26,608
	Nuclear Energy	(12,935)	(33,342)	(29,762)	(70,820)

		$100,475	$68,511	$174,247	$100,258

	Unallocated Corporate(1)	(11,116)	(5,254)	(19,177)	(15,100)

	Total Operating Income(2)	$89,359	$63,257	$155,070	$85,158

	Other Income (Expense):
	Interest income	504	305	737	764
	Interest expense	(1,152)	(1,297)	(1,775)	(1,752)
	Other – net	4,328	4,425	3,226	1,431

	Total Other Income	3,680	3,433	2,188	443

	Income before Provision for Income Taxes	$93,039	$66,690	$157,258	$85,601

(1)	Unallocated corporate includes general corporate overhead not allocated to segments.
(2)	Included in operating income is the following:
	(Gains) Losses on Asset Disposals – Net:
	Power Generation	$622	$82	$636	$72
	Nuclear Operations	-	-	-	-
	Technical Services	(1,243)	-	(1,517)	-
	Nuclear Energy	(1)	7	(1)	7

		$(622)	$89	$(882)	$79

	Equity in Income of Investees:
	Power Generation	$3,054	$6,030	$6,876	$12,040
	Nuclear Operations	-	-	-	-
	Technical Services	13,633	12,351	27,168	21,702
	Nuclear Energy	-	-	-	-

		$16,687	$18,381	$34,044	$33,742

NOTE 10 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share amounts)

Basic:

Net income attributable to The Babcock & Wilcox Company	$ 64,024	$ 46,209	$ 110,768	$ 59,719

Weighted average common shares	118,648,459	117,502,610	118,451,903	117,235,443

Basic earnings per common share	$ 0.54	$ 0.39	$ 0.94	$ 0.51

Diluted:

Net income attributable to The Babcock & Wilcox Company	$ 64,024	$ 46,209	$ 110,768	$ 59,719

Weighted average common shares (basic)
	118,648,459	117,502,610	118,451,903	117,235,443
Effect of dilutive securities:
Stock options, restricted stock and performance shares	609,452	851,327	606,624	920,149

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards
	119,257,911	118,353,937	119,058,527	118,155,592

Diluted earnings per common share	$ 0.54	$ 0.39	$ 0.93	$ 0.51

We have excluded from our diluted share calculation at June 30, 2012, 1,361,749 shares related to stock options as their effect would have been antidilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 and the audited consolidated and combined financial statements and the related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2011 (our “2011 10-K”).

In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean The Babcock & Wilcox Company (“B&W”) and its consolidated subsidiaries.

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to avail ourselves of the “safe harbor” protection for forward-looking statements provided by federal securities law, including Section 21E of the Securities Exchange Act of 1934.

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

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail in Item 1A in our 2011 10-K. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

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

Nuclear Energy Segment

Our Nuclear Energy segment’s overall activity depends mainly on the demand and competitiveness of nuclear energy. This segment is actively developing the B&W mPowerTM reactor and its activity is also a function of research and development efforts for the B&W mPowerTM reactor and the potential revenues to be generated from the B&W mPowerTM initiative. As part of this initiative, the Nuclear Energy segment has applied for funding from the DOE under its Small Modular Reactor Licensing Technical Support Program (“Funding Program”), which provides financial assistance for small modular reactor designs demonstrating, among other things, the ability to support a commercial operating date for a small modular reactor plant by 2022. The Nuclear Energy segment plans to meet all of the requirements of the Funding Program, including the requirement to deploy this technology by 2022.

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated and combined financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 10-K. There have been no material changes to these policies during the six months ended June 30, 2012.

Outlook Update

Government Operations

In August 2011, Congress enacted the Budget Control Act of 2011, which committed the U.S. Government to significantly reducing the federal deficit over ten years. The Budget Control Act will likely constrain discretionary spending by the federal government for a number of years as it capped discretionary spending through 2021. It also established a Joint Committee of Congress to identify an additional $1.2 to $1.5 trillion in deficit reductions by November 23, 2011. The Joint Committee was unable to meet this deadline, triggering a provision, referred to as “sequestration”, that calls for substantial automatic spending cuts split between defense and non-defense programs scheduled to start in January 2013 and continue over a nine-year period. Federal government spending reductions, including through sequestration, could adversely impact U.S. Government programs for which we provide products or services. There is currently no official planning guidance regarding how sequestration would be implemented, if it were to go into effect. As members of Congress and the Administration continue to discuss various options to prevent or defer sequestration, we cannot predict whether any such efforts will succeed. Additionally, while we believe many of our programs are well aligned with national defense and other strategic priorities, the outcome of efforts underway regarding sequestration is uncertain and it is possible that spending cuts may be applied to U.S. Government programs across the board, regardless of how programs align with those priorities. There are many variables in how the Budget Control Act could be implemented that will determine its specific impact; however, reductions in federal government spending and sequestration, as currently provided for under the Budget Control Act, could have a material adverse impact on the operating results and cash flows of our Nuclear Operations and Technical Services segments.

In late July 2012, the Y-12 National Security Complex in Oak Ridge, Tennessee, which we manage and operate for the DOE through one of our joint ventures, experienced a security breach. Nuclear operations at the site were temporarily ceased in early August 2012. The Y-12 security force has been managed by another contractor. Given the early stages of the U.S. Government’s investigation, any consequences for us that result from this event are uncertain.

Power Generation

The EPA issued proposed final environmental regulations concerning Mercury and Air Toxics Standards (“MATS”) and rules concerning implementation of the Cross State Air Pollution Rule (“CSAPR”) in 2011. On December 30, 2011 the Federal Appeals Court for the DC Circuit stayed the CSAPR rules and reinstated EPA regulations from 2005. Oral arguments were held in April of 2012 and a decision is pending.

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

Accounting for Contracts

As of June 30, 2012, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects and provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the six months ended June 30, 2012 and 2011, we recognized changes in estimate related to long-term contracts accounted for on the percentage-of-completion basis which increased (decreased) operating income by approximately $47.6 million and ($10.4) million, respectively. In addition, in the six months ended June 30, 2012, we recognized revenues totaling $18.4 million attributable to the settlement of a contract claim related to a condenser replacement contract in our Nuclear Energy segment. The six months ended June 30, 2011 amount includes approximately $58.7 million of cost over-runs ($47.6 million in our Nuclear Energy segment and $11.1 in our Nuclear Operations segment) to complete certain projects attributable to changes in estimate due to productivity, scope and scheduling issues. The project in our Nuclear Energy segment is complete, and the projects in our Nuclear Operations segment are substantially complete.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2012 VS. THREE MONTHS ENDED JUNE 30, 2011

The Babcock & Wilcox Company (Consolidated)

Revenues increased approximately 13.3%, or $100.2 million, to $852.6 million in the three months ended June 30, 2012 compared to $752.4 million for the corresponding period in 2011 primarily due to increases in revenues from our Power Generation segment totaling $108.4 million. We also experienced decreases in revenues in our Nuclear Energy, Nuclear Operations and Technical Services segments totaling $26.5 million, $7.2 million and $2.4 million, respectively.

Operating income increased $26.1 million to $89.4 million in the three months ended June 30, 2012 from $63.3 million for the corresponding period in 2011, due primarily to increases in our Nuclear Energy and Power Generation segments totaling $20.4 million and $18.4 million, respectively. We also experienced an increase in our Technical Services segment totaling $3.9 million. These increases were partially offset by a decrease in our Nuclear Operations segment totaling $10.8 million and increased Unallocated Corporate expenses of $5.8 million.

Power Generation

Revenues increased 27.9%, or $108.4 million, to $497.0 million in the three months ended June 30, 2012, compared to $388.6 million in the corresponding period of 2011, primarily attributable to an increase in revenues of $54.9 million from our new-build environmental equipment business principally driven by the beginning of projects as a result of new environmental rules and regulations. In addition, revenues in our new-build steam generation systems business increased $44.1 million primarily due to increased activities on waste-to-energy and biomass boiler projects. We also experienced revenue increases of $9.8 million in our aftermarket services business driven by increases in environmental aftermarket equipment upgrades and retrofits, partially offset by lower construction activities on boiler retrofit projects.

Operating income increased $18.4 million to $46.5 million in the three months ended June 30, 2012 compared to $28.1 million in the corresponding period of 2011, mainly due to the increases in revenues discussed above. We also experienced favorable margin impact from project close-outs and improvements on previous cycle new-build environmental equipment projects and new-build steam generation utility projects that was offset by more competitive profit margins on early market new-build environmental equipment projects. Warranty expense increased $2.2 million compared to 2011 due to the increases in revenues discussed above. Equity in income of investees decreased $2.9 million, primarily attributable to lower production and project activities at our joint venture in China.

Nuclear Operations

Revenues decreased 2.6%, or $7.2 million, to $265.4 million in the three months ended June 30, 2012 compared to $272.6 million in the corresponding period of 2011, primarily attributable to lower volumes in our naval nuclear fuel and downblending activities totaling $9.9 million. These decreases were partially offset by increased revenue from the manufacturing of nuclear components for U.S. Government programs totaling $2.7 million.

Operating income decreased $10.8 million to $48.5 million in the three months ended June 30, 2012 compared to $59.3 million in the corresponding period in 2011. Included in operating income for the three months ended June 30, 2011 is a $10.9 million gain resulting from a favorable settlement with the previous owner of Nuclear Fuel Services, Inc. (“NFS”).

Technical Services

Revenues decreased 7.8%, or $2.4 million, to $28.3 million in the three months ended June 30, 2012 compared to $30.7 million for the corresponding period of 2011, primarily attributable to a decrease in our specialty manufacturing work scope associated with the American Centrifuge Program.

Operating income increased $3.9 million to $18.4 million in the three months ended June 30, 2012 compared to $14.5 million in the corresponding period of 2011. This increase is primarily due to additional equity in income of investees totaling $1.3 million principally from new government contract awards, a $1.2 million gain from the sale of our interest in a joint venture associated with the management and operations of the Strategic Petroleum Reserve, $0.6 million of increased margins on our task order support business and a decrease in research and development expenses of $0.5 million.

Nuclear Energy

Revenues decreased 28.2%, or $26.5 million, to $67.4 million in the three months ended June 30, 2012 compared to $93.9 million in the corresponding period of 2011, primarily attributable to decreased activity in our nuclear services business due to the timing and scope of customer outage projects, and reduced project scope completion on a replacement steam generator project in our nuclear equipment business. For the three months ended June 30, 2012, revenues in our nuclear projects business included $18.4 million as a result of the May 2012 claims settlement agreement reached with Energy Northwest related to a condenser replacement project at Columbia Generating Station in 2011.

Operating income increased $20.4 million to a loss of $12.9 million in the three months ended June 30, 2012 compared to a loss of $33.3 million in the corresponding period of 2011, due to $26.0 million of project costs to complete the condenser replacement project at Columbia Generating Station recognized during the three months ended June 30, 2011 and $18.1 million (net of related expenses) recognized in the three months ended June 30, 2012 associated with the May 2012 settlement agreement discussed above. These increases were partially offset by $7.5 million of reduced operating income associated with the revenue decreases discussed above and $11.7 million of increased research and development costs related to the continued development of the B&W mPower™ reactor. In addition, we experienced increases in selling, general and administrative expenses totaling $3.8 million related to the continued expansion of our presence in the commercial nuclear energy industry.

The increase in research and development costs discussed above includes recognition of $5.1 million of research and development costs related to the consolidation of Generation mPower LLC (“GmP”), our majority-owned subsidiary overseeing the program to develop the small modular nuclear power plant based on B&W mPower™ technology. These costs represent non-cash, non-deductible expenses related to the value of the in-kind research and development services contributed to the program by GmP’s minority partner.

For any period, the impact to net income attributable to The Babcock & Wilcox Company of these in-kind services will depend on the timing of services provided by our partner. For the three months ended June 30, 2012, the value of the in-kind services exceeded the amount of research and development costs allocated to the minority partner. As a result, net income attributable to The Babcock & Wilcox Company, after taking into account the non-cash non-controlling interest recognition totaling $3.0 million, was negatively impacted by $2.1 million. We expect to recognize a positive impact to net income attributable to The Babcock & Wilcox Company in future periods when the value of the in-kind services received is less than the minority partner’s proportional share of development costs for the period.

This accounting treatment has also resulted in $11.0 million of non-controlling interest accumulated on our consolidated balance sheet at June 30, 2012. We have not incurred a present liability for the in-kind services received as part of the development program and our minority partner does not currently have rights to share in the net assets of B&W or GmP.

Corporate

Unallocated corporate expenses increased $5.8 million to $11.1 million for the three months ended June 30, 2012, as compared to $5.3 million for the corresponding period in 2011, mainly due to increased information technology expenses attributable to timing, and higher incentive compensation expenses in 2012 compared to 2011.

Other Income Statement Items

Other income totaling $3.7 million for the three months ended June 30, 2012 was relatively flat compared to $3.4 million for the corresponding period in 2011.

Provision for Income Taxes

For the three months ended June 30, 2012, our provision for income taxes increased $11.6 million to $31.9 million, while income before provision for income taxes increased $26.3 million. Our effective tax rate for the three months ended June 30, 2012 was approximately 34.3% as compared to 30.5% for the three months ended June 30, 2011. Our pre-tax results for the three months ended June 30, 2012 include approximately $5.1 million of in-kind research and development expenses which are non-deductible for tax purposes. In addition, we recognized a benefit totaling approximately $3.8 million in the three months ended June 30, 2011 attributable to changes in uncertain tax positions. We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions outside of the U.S. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2012 VS. SIX MONTHS ENDED JUNE 30, 2011

The Babcock & Wilcox Company (Consolidated)

Revenues increased approximately 12.1%, or $174.9 million, to $1,618.5 million in the six months ended June 30, 2012 compared to $1,443.6 million for the corresponding period in 2011 primarily due to increases in revenues from our Power Generation segment totaling $166.5 million. We also experienced decreases in revenues in our Nuclear Operations, Technical Services and Nuclear Energy segments totaling $7.5 million, $5.8 million and $5.1 million, respectively.

Operating income increased $69.9 million to $155.1 million in the six months ended June 30, 2012 from $85.2 million for the corresponding period in 2011, due primarily to increases in our Nuclear Energy and Power Generation segments totaling $41.0 million and $19.7 million, respectively. We also experienced increases in our Nuclear Operations and Technical Services segments totaling $6.8 million and $6.4 million, respectively. These increases were partially offset by increased Unallocated Corporate expenses of $4.1 million.

Power Generation

Revenues increased 22.4%, or $166.5 million, to $911.3 million in the six months ended June 30, 2012, compared to $744.8 million in the corresponding period of 2011, primarily attributable to an increase in revenues of $90.3 million from our new-build environmental equipment business principally driven by the beginning of projects as a result of new environmental rules and regulations. In addition, revenues in our new-build steam generation systems business increased $81.6 million primarily due to increased activities on waste-to-energy and biomass boiler projects. Revenues in our aftermarket services business were flat as a result of increased environmental aftermarket equipment upgrade and retrofit activities, offset by lower boiler retrofit project activities.

Operating income increased $19.7 million to $74.4 million in the six months ended June 30, 2012 compared to $54.7 million in the corresponding period of 2011, mainly due to the increases in revenues discussed above, partially offset by more competitive profit margins on early market new-build environmental equipment projects and favorable project close-outs in 2011. These increases were also partially offset by increased selling, general and administrative expenses totaling $1.9 million, increased warranty expense totaling $2.1 million attributable to the increases in revenues discussed above, and increased research and development expenses totaling $1.8 million for the period in 2012 as compared to 2011. We also experienced decreased equity in income of investees totaling $5.2 million, primarily attributable to lower production and project activities at our joint venture in China.

Nuclear Operations

Revenues decreased by 1.4%, or $7.5 million, to $515.6 million in the six months ended June 30, 2012 compared to $523.1 million in the corresponding period of 2011, due to lower revenues totaling $9.3 million in the manufacturing of nuclear components for U.S. Government programs. These decreases were partially offset by increased revenues totaling $1.8 million from our naval nuclear fuel and downblending activities.

Operating income increased $6.8 million to $96.5 million in the six months ended June 30, 2012 compared to $89.7 million in the corresponding period of 2011, primarily due to improved contract performance for the manufacturing of nuclear components for U.S. Government programs totaling $10.9 million. Included in operating income for 2011 is a $10.9 million gain resulting from a favorable settlement with the previous owner of NFS. Excluding the settlement gain, our naval nuclear fuel and downblending activities improved $6.8 million compared to 2011 due to improved contract performance.

Technical Services

Revenues decreased 9.8%, or $5.8 million, to $53.2 million in the six months ended June 30, 2012 compared to $59.0 million for the corresponding period of 2011, primarily attributable to a decrease in activity and our specialty manufacturing work scope associated with the American Centrifuge Program.

Operating income increased $6.4 million to $33.0 million in the six months ended June 30, 2012 compared to $26.6 million in the corresponding period of 2011. This increase is due to additional equity in income of investees totaling $5.5 million principally from new government contract awards and a $1.2 million gain from the sale of our interest in a joint venture associated with the management and operations of the Strategic Petroleum Reserve.

Nuclear Energy

Revenues decreased 3.2%, or $5.1 million, to $154.0 million in the six months ended June 30, 2012 compared to $159.1 million in the corresponding period of 2011 primarily attributable to decreases in our nuclear equipment business of $32.4 million related to reduced project scope completion on a replacement steam generator project, partially offset by increased activity in our nuclear services business of $24.0 million principally due to timing of customer outage projects. For the six months ended June 30, 2012, revenues in our nuclear projects business included $18.4 million as a result of the May 2012 claims settlement agreement reached with Energy Northwest related to a condenser replacement project at Columbia Generating Station in 2011.

Operating income increased $41.0 million to a loss of $29.8 million in the six months ended June 30, 2012 compared to a loss of $70.8 million in the corresponding period of 2011, due to $47.6 million of project costs to complete the condenser replacement project at Columbia Generating Station recognized during the six months ended June 30, 2011 and $18.1 million (net of related expenses) recognized in the six months ended June 30, 2012 associated with the May 2012 settlement discussed above. In addition, operating income in our nuclear services business increased by $9.1 million associated with the increased revenue discussed above. These increases were partially offset by $5.9 million of reduced operating income in our nuclear equipment business associated with the revenue decreases discussed above and $20.9 million of increased research and development costs related to the continued development of the B&W mPower™ reactor. In addition, we experienced increases in selling, general and administrative expenses totaling $6.4 million related to the continued expansion of our presence in the commercial nuclear energy industry.

The increase in research and development costs discussed above includes recognition of $8.7 million of research and development costs related to the consolidation of Generation mPower LLC (“GmP”), our majority-owned subsidiary overseeing the program to develop the small modular nuclear power plant based on B&W mPower™ technology. These costs represent non-cash, non-deductible expenses related to the value of the in-kind research and development services contributed to the program by GmP’s minority partner.

For any period, the impact to net income attributable to The Babcock & Wilcox Company of these in-kind services will depend on the timing of services provided by our partner. For the six months ended June 30, 2012, the value of the in-kind services exceeded the amount of research and development costs allocated to the minority partner. As a result, net income attributable to The Babcock & Wilcox Company, after taking into account the non-cash non-controlling interest recognition totaling $5.7 million, was negatively impacted by $3.0 million. We expect to recognize a positive impact to net income attributable to The Babcock & Wilcox Company in future periods when the value of the in-kind services received is less than the minority partner’s proportional share of development costs for the period.

This accounting treatment has also resulted in $11.0 million of non-controlling interest accumulated on our consolidated balance sheet at June 30, 2012. We have not incurred a present liability for the in-kind services received as part of the development program and our minority partner does not currently have rights to share in the net assets of B&W or GmP.

Corporate

Unallocated corporate expenses increased $4.1 million to $19.2 million for the six months ended June 30, 2012, as compared to $15.1 million for the corresponding period in 2011, mainly due to increased information technology expenses attributable to timing, and higher incentive compensation expenses in 2012 compared to 2011.

Other Income Statement Items

Other income increased $1.8 million to $2.2 million for the six months ended June 30, 2012, compared to $0.4 million for the corresponding period in 2011, primarily due to favorable movements in foreign currency exchange rates.

Provision for Income Taxes

For the six months ended June 30, 2012, our provision for income taxes increased $26.7 million to $52.3 million, while income before provision for income taxes increased $71.7 million. Our effective tax rate for the six months ended June 30, 2012 was approximately 33.2% as compared to 29.9% for the six months ended June 30, 2011. Our pre-tax results for the six months ended June 30, 2012 include approximately $8.7 million of in-kind research and development expenses which are non-deductible for tax purposes. In addition, in the six months ended June 30, 2011, we recognized a benefit totaling approximately $3.8 million attributable to changes in uncertain tax positions and a $2.5 million benefit attributable to settlements with tax authorities. We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions outside of the U.S. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

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

	June 30,	December 31,
	2012	2011
	(Unaudited)
	(In millions)
Power Generation	$2,529	$1,947
Nuclear Operations	2,860	2,995
Technical Services	14	14
Nuclear Energy	310	383

Total Backlog	$5,713	$5,339

We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Power Generation and Technical Services segments.

Of the June 30, 2012 backlog, we expect to recognize revenues as follows:

	2012	2013	Thereafter	Total
	(Unaudited)
	(In approximate millions)
Power Generation	$690	$745	$1,094	$2,529
Nuclear Operations	560	950	1,350	2,860
Technical Services	14	-	-	14
Nuclear Energy	120	145	45	310

Total Backlog	$1,384	$1,840	$2,489	$5,713

At June 30, 2012, Power Generation backlog with the U.S. Government was $2.8 million, all of which was fully funded.

At June 30, 2012, Nuclear Operations backlog with the U.S. Government was $2.9 billion, which was substantially fully funded.

At June 30, 2012, Technical Services backlog with the U.S. Government was $14.1 million, all of which was fully funded.

At June 30, 2012, Nuclear Energy had no backlog with the U.S. Government.

Liquidity and Capital Resources

Credit Facility

On June 8, 2012, B&W entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent which amends and restates our previous Credit Agreement dated May 3, 2010. The New Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $700 million and the New Credit Agreement is scheduled to mature on June 8, 2017. The proceeds of the New Credit Agreement are available for working capital needs and other general corporate purposes. The New Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $1.0 billion for all revolving loan and letter of credit commitments.

The New Credit Agreement is guaranteed by substantially all of B&W’s wholly owned domestic subsidiaries. Obligations under the New Credit Agreement are secured by first-priority liens on certain assets owned by B&W and the guarantors (other than subsidiaries comprising our Nuclear Operations and Technical Services segments). If the corporate family rating of B&W and its subsidiaries from Moody’s is Baa3 or better (with a stable outlook or better), the corporate rating of B&W and its subsidiaries from S&P is BBB- or better (with a stable outlook or better), and other conditions are met, the liens securing obligations under the New Credit Agreement will be released, subject to reinstatement upon the terms set forth in the New Credit Agreement.

The New Credit Agreement requires only interest payments on a periodic basis until maturity. We may prepay all loans under the New Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

The New Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt and mergers. At June 30, 2012, we were in compliance with all of the covenants set forth in the New Credit Agreement.

Loans outstanding under the New Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 2.25% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month Eurocurrency rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 1.25% per year. The applicable margin for revolving loans varies depending on the credit ratings of the New Credit Agreement. Under the New Credit Agreement, we are charged a commitment fee on the unused portion of the New Credit Agreement and that fee varies between 0.225% and 0.350% per year depending on the credit ratings of the New Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.25% and 2.25% per year with respect to the amount of each financial letter of credit issued under the New Credit Agreement and a letter of credit fee of between 0.80% and 1.25% per year with respect to the amount of each performance letter of credit issued under the New Credit Agreement, in each case depending on the credit ratings of the New Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the New Credit Agreement. In connection with entering into the New Credit Agreement, we paid upfront fees to the lenders thereunder, and arrangement and other fees to the arrangers and agents of the New Credit Agreement. At June 30, 2012, there were no borrowings outstanding and letters of credit issued under the New Credit Agreement totaled $208.6 million, resulting in $491.4 million available for borrowings or to meet letter of credit requirements. The applicable interest rate at June 30, 2012 under this facility was 3.75% per year for revolving loans.

Based on the current credit ratings of the New Credit Agreement, the applicable margin for Eurocurrency loans is 1.50%, the applicable margin for base rate loans is 0.50%, the letter of credit fee for financial letters of credit is 1.50%, the letter of credit fee for performance letters of credit is 0.875%, and the commitment fee for unused portions of the New Credit Agreement is 0.25%. The New Credit Agreement does not have a floor for the base rate or the Eurocurrency rate.

The New Credit Agreement generally includes customary events of default for a secured credit facility. If any default occurs under the New Credit Agreement, or if we are unable to make any of the representations and warranties in the New Credit Agreement, we will be unable to borrow funds or have letters of credit issued under the New Credit Agreement.

Other Arrangements

Certain foreign subsidiaries of Babcock & Wilcox Power Generation Group, Inc. have credit arrangements with various commercial banks and other financial institutions for the issuance of bank guarantees in association with contracting activity. The aggregate value of all such bank guarantees as of June 30, 2012 was $49.0 million.

B&W and certain of its subsidiaries have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of June 30, 2012, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $421.6 million.

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $125.3 million to $425.8 million at June 30, 2012 from $551.1 million at December 31, 2011 primarily due to cash used in investing and operating activities. In the six months ended June 30, 2012, we made contributions to our pension plans totaling $185.6 million, which substantially completes our funding for 2012. In addition, we expect to generate positive cash flow from operations for the remainder of 2012.

Our net cash used in operations was $74.7 million in the six months ended June 30, 2012, compared to $51.6 million for the six months ended June 30, 2011. This increase in cash used was primarily attributable to changes in accrued employee benefits, due to increased funding of our pension plans, and our net contracts in progress and advance billings, partially offset by changes in accounts receivable and prepaid expenses.

Our net cash used in investing activities increased by $35.0 million to $128.9 million in the six months ended June 30, 2012 from $93.9 million in the six months ended June 30, 2011. This increase in net cash used in investing activities was primarily attributable to additional purchases of investments in the current period partially offset by higher investments in unconsolidated affiliates in the prior period.

Our net cash from financing activities decreased by $8.9 million to cash used in financing activities of $2.3 million in the six months ended June 30, 2012 from $6.6 million provided by financing activities for the six months ended June 30, 2011. This decrease in net cash from financing activities was primarily attributable to payments of debt issuance costs in the current period and less cash from the exercise of stock options in the current period compared to the prior period.

At June 30, 2012, we had restricted cash and cash equivalents totaling approximately $59.5 million, $6.1 million of which was held in restricted foreign accounts, $2.8 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets), $50.1 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments) and $0.5 million of which was held in money market funds maintained by our captive insurer.

At June 30, 2012, we had investments with a fair value of $159.5 million. Our investment portfolio consists primarily of investments in government obligations and short-term commercial paper. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss.

Foreign Operations

Included in our total unrestricted cash and cash equivalents is approximately $149.3 million or 72% related to foreign operations and subsidiaries. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the United States, which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. as the liquidity generated by our U.S. operations is sufficient to meet the cash requirements of our U.S. operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2011 10-K.

Item 4.  Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 5 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended June 30, 2012, all of which involved repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2012 – April 30, 2012	1,905	$25.75	not applicable	not applicable
May 1, 2012 – May 31, 2012	217	$25.29	not applicable	not applicable
June 1, 2012 – June 30, 2012	-	$ -	not applicable	not applicable
Total	2,122	$25.70	not applicable	not applicable

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

Exhibit 10.1*+ - Separation and Consulting Agreement between Brandon C. Bethards and The Babcock & Wilcox Company, dated April 5, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 31, 2012 (File No. 1-34658)).

Exhibit 10.2* - Amended and Restated Credit Agreement, dated as of June 8, 2012, entered into by and among The Babcock & Wilcox Company, certain lenders and letter of credit issuers executing the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 8, 2012 (File No. 1-34658)).

Exhibit 10.3* - Amended and Restated Pledge and Security Agreement, dated as of June 8, 2012, entered into by and among The Babcock & Wilcox Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 8, 2012 (File No. 1-34658)).

Exhibit 10.4*+ - Consulting Agreement by and between Babcock & Wilcox Power Generation Group, Inc. and Richard L. Killion dated as of July 9, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current report on Form 8-K dated July 9, 2012 (File No. 1-34658)).

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

Exhibit 32.1 - Section 1350 certification of Chief Executive Officer.

Exhibit 32.2 - Section 1350 certification of Chief Financial Officer.

Exhibit 95 - Mine Safety Disclosure

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Extension Schema Document

101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB - XBRL Taxonomy Extension Label Linkbase Document

101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

*Incorporated by reference to the filing indicated.

+Management or compensatory contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BABCOCK & WILCOX COMPANY

/s/ Anthony S. Colatrella

By:	Anthony S. Colatrella
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Representative)

/s/ David S. Black

By:	David S. Black
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)

August 7, 2012

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

10.2*

Amended and Restated Credit Agreement, dated as of June 8, 2012, entered into by and among The Babcock & Wilcox Company, certain lenders and letter of credit issuers executing the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 8, 2012 (File No. 1-34658)).

10.3*

Amended and Restated Pledge and Security Agreement, dated as of June 8, 2012, entered into by and among The Babcock & Wilcox Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 8, 2012 (File No. 1-34658)).

10.4*+

Consulting Agreement by and between Babcock & Wilcox Power Generation Group, Inc. and Richard L. Killion dated as of July 9, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current report on Form 8-K dated July 9, 2012 (File No. 1-34658)).

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

*Incorporated by reference to the filing indicated.

+Management or compensatory contract.