Form 10-Q
period 2012-09-30
Babcock & Wilcox Co
filed 2012-11-07
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s common stock outstanding at October 31, 2012 was 119,003,623

THE BABCOCK & WILCOX COMPANY

I N D E X - F O R M 1 0 - Q

PART I

THE BABCOCK & WILCOX COMPANY

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Current Assets:
Cash and cash equivalents	$200,299	$415,209
Restricted cash and cash equivalents	61,942	61,190
Investments	139,156	68,805
Accounts receivable – trade, net	371,186	305,832
Accounts receivable – other	64,780	77,505
Contracts in progress	387,113	315,286
Inventories	131,799	107,298
Deferred income taxes	104,269	102,022
Other current assets	28,281	33,929

Total Current Assets	1,488,825	1,487,076

Property, Plant and Equipment	1,070,944	1,017,422
Less accumulated depreciation	639,422	595,131

Net Property, Plant and Equipment	431,522	422,291

Investments	4,058	3,775

Goodwill	280,165	276,180

Deferred Income Taxes	226,015	241,739

Investments in Unconsolidated Affiliates	198,503	163,568

Other Assets	174,684	194,482

TOTAL	$2,803,772	$2,789,111

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$2,748	$4,653
Accounts payable	269,480	237,494
Accrued employee benefits	176,415	303,803
Accrued liabilities – other	61,415	71,079
Advance billings on contracts	404,613	438,753
Accrued warranty expense	91,556	97,209
Income taxes payable	9,829	1,816

Total Current Liabilities	1,016,056	1,154,807

Long-Term Debt	475	633

Accumulated Postretirement Benefit Obligation	75,709	80,663

Environmental Liabilities	45,489	44,069

Pension Liability	541,725	586,045

Other Liabilities	66,340	87,921

Commitments and Contingencies (Note 4)

Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 119,408,084 and 118,458,911 shares at September 30, 2012 and December 31, 2011, respectively	1,194	1,185
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	1,134,324	1,106,971
Retained earnings	417,614	266,325
Treasury stock at cost, 462,577 and 351,876 shares at September 30, 2012 and December 31, 2011, respectively	(13,013)	(10,059)
Accumulated other comprehensive loss	(496,443)	(538,628)

Stockholders’ Equity – The Babcock & Wilcox Company	1,043,676	825,794
Noncontrolling interest	14,302	9,179

Total Stockholders’ Equity	1,057,978	834,973

TOTAL	$2,803,772	$2,789,111

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues	$807,586	$707,622	$2,426,063	$2,151,251

Costs and Expenses:
Cost of operations	619,104	535,662	1,840,243	1,688,209
Research and development costs	27,893	34,642	91,079	74,518
Losses on asset disposals and impairments – net	2,620	547	1,738	626
Selling, general and administrative expenses	105,208	102,002	319,216	301,713

Total Costs and Expenses	754,825	672,853	2,252,276	2,065,066

Equity in Income of Investees	14,546	22,782	48,590	56,524

Operating Income	67,307	57,551	222,377	142,709

Other Income (Expense):
Interest income	417	247	1,154	1,011
Interest expense	(996)	(770)	(2,771)	(2,522)
Other – net	(27,343)	2,708	(24,117)	4,139

Total Other Income (Expense)	(27,922)	2,185	(25,734)	2,628

Income before Provision for Income Taxes	39,385	59,736	196,643	145,337

Provision for Income Taxes	1,051	19,831	53,317	45,424

Net Income	38,334	39,905	143,326	99,913

Net Income Attributable to Noncontrolling Interest	2,187	5,758	7,963	5,469

Net Income Attributable to The Babcock & Wilcox Company	$40,521	$45,663	$151,289	$105,382

Earnings per Common Share:
Basic:
Net Income Attributable to The Babcock & Wilcox Company	$0.34	$0.39	$1.28	$0.90
Diluted:
Net Income Attributable to The Babcock & Wilcox Company	$0.34	$0.39	$1.27	$0.89

Shares used in the computation of earnings per share (Note 9):
Basic	118,843,829	117,773,223	118,582,544	117,414,702
Diluted	119,452,881	118,590,285	119,189,977	118,300,489

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)
Net Income	$38,334	$39,905	$143,326	$99,913

Other Comprehensive Income:
Currency translation adjustments:
Foreign currency translation adjustments	10,283	(9,354)	2,294	1,524
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	4,367	(6,377)	2,595	(3,753)
Realized gains (losses) on derivative financial instruments	(2,358)	1,732	(2,074)	2,146
Gains on benefit obligation:
Amortization of losses included in net income	11,563	11,709	39,014	37,818
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	172	(411)	376	(252)
Realized gains (losses) recognized during the period	(14)	1	(17)	5

Other Comprehensive Income (Loss)	24,013	(2,700)	42,188	37,488

Total Comprehensive Income	62,347	37,205	185,514	137,401

Comprehensive Income Attributable to Noncontrolling Interest	2,169	5,754	7,960	5,418

Comprehensive Income Attributable to The Babcock & Wilcox Company	$64,516	$42,959	$193,474	$142,819

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury	Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Stock	Equity	Interest	Equity
		(In thousands, except share amounts)
Balance December 31, 2011	118,458,911	$1,185	$1,106,971	$266,325	$(538,628)	$(10,059)	$825,794	$9,179	$834,973

Net income	—	—	—	151,289	—	—	151,289	(7,963)	143,326
Amortization of benefit plan costs	—	—	—	—	39,014	—	39,014	—	39,014
Unrealized gain on investments	—	—	—	—	359	—	359	—	359
Translation adjustments	—	—	—	—	2,291	—	2,291	3	2,294
Unrealized gain on derivatives	—	—	—	—	521	—	521	—	521
Exercise of stock options	217,848	2	3,913	—	—	—	3,915	—	3,915
Contributions to thrift plan	395,838	4	9,888	—	—	—	9,892	—	9,892
Shares placed in treasury	—	—	—	—	—	(2,954)	(2,954)	—	(2,954)
Stock-based compensation charges	335,487	3	13,552	—	—	—	13,555	—	13,555
Contribution of in-kind services	—	—	—	—	—	—	—	13,477	13,477
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(394)	(394)

Balance September 30, 2012	119,408,084	$1,194	$1,134,324	$417,614	$(496,443)	$(13,013)	$1,043,676	$14,302	$1,057,978

	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury	Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Par Value	Par Value	Earnings	Loss	Stock	Equity	Interest	Equity
		(In thousands, except share amounts)
Balance December 31, 2010	116,963,664	$1,170	$1,067,414	$96,671	$(449,999)	$(2,397)	$712,859	$666	$713,525

Net income	—	—	—	105,382	—	—	105,382	(5,469)	99,913
Amortization of benefit plan costs	—	—	—	—	37,818	—	37,818	—	37,818
Unrealized loss on investments	—	—	—	—	(247)	—	(247)	—	(247)
Translation adjustments	—	—	—	—	1,473	—	1,473	51	1,524
Unrealized loss on derivatives	—	—	—	—	(1,607)	—	(1,607)	—	(1,607)
Exercise of stock options	356,722	4	8,497	—	—	—	8,501	—	8,501
Contributions to thrift plan	342,342	3	9,318	—	—	—	9,321	—	9,321
Shares placed in treasury	—	—	—	—	—	(6,970)	(6,970)	—	(6,970)
Stock-based compensation charges	533,872	5	12,966	—	—	—	12,971	—	12,971
Contribution of in-kind services	—	—	—	—	—	—	—	10,595	10,595
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(305)	(305)

Balance September 30, 2011	118,196,600	$1,182	$1,098,195	$202,053	$(412,562)	$(9,367)	$879,501	$5,538	$885,039

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$143,326	$99,913
Non-cash items included in net income:
Depreciation and amortization	52,818	55,493
Income of investees, net of dividends	(26,455)	(31,028)
Loss on asset disposals and impairments – net	1,738	626
Impairment of USEC investment	27,000	—
Recognition of uncertain tax positions	(25,305)	—
In-kind research and development costs	13,477	10,595
Amortization of pension and postretirement costs	61,160	59,376
Stock-based compensation expense	13,555	12,971
Excess tax benefits from stock-based compensation	(1,441)	(4,169)
Other, net	(12,701)	(9,100)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(61,828)	(64,037)
Net contracts in progress and advance billings on contracts	(104,832)	(27,155)
Accounts payable	37,631	33,614
Inventories	(24,727)	(7,908)
Current and deferred income taxes	22,805	50,631
Accrued warranty and other current liabilities	(19,024)	(24,765)
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(178,953)	(169,381)
Prepaid expenses	5,683	(19,424)
Other, net	(3,164)	(11,920)

NET CASH USED IN OPERATING ACTIVITIES	(79,237)	(45,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash and cash equivalents	(752)	(32,452)
Purchases of property, plant and equipment	(58,780)	(43,997)
Purchases of available-for-sale securities	(234,577)	(101,369)
Sales and maturities of available-for-sale securities	163,203	120,065
Proceeds from sale of unconsolidated affiliate	2,091	—
Investments, net of return, in equity and cost method investees	(6,437)	(31,761)
Proceeds from asset disposals	149	562

NET CASH USED IN INVESTING ACTIVITIES	(135,103)	(88,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	(4,592)	(1,693)
Increase in short-term borrowing	2,532	1,254
Payment of debt issuance costs	(4,850)	(82)
Excess tax benefits from stock-based compensation	1,441	4,169
Exercise of stock options	2,474	4,332
Other	(395)	(305)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,390)	7,675

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	2,820	(2,614)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(214,910)	(129,559)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	415,209	391,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$200,299	$261,583

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid (net of amount capitalized)	$2,909	$2,485
Income taxes paid (net of refunds)	$61,617	$32,142

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures.” We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at September 30, 2012 and for the three and nine months ended September 30, 2012. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

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

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated and combined financial statements and the related footnotes included in our 2011 10-K.

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

In the three and nine months ended September 30, 2011, we recorded additional costs totaling approximately $3.1 million (all in our Nuclear Energy segment) and $61.8 million ($11.1 million in our Nuclear Operations segment and $50.7 million in our Nuclear Energy segment), respectively, to complete certain projects in a loss contract position attributable to changes in estimate due to productivity and scheduling issues. In May 2012, we entered into an agreement with the customer of the Nuclear Energy project to settle contract claims resulting in recognition of revenues totaling approximately $18.4 million for the nine months ended September 30, 2012. The projects in our Nuclear Operations segment, which contributed to the $11.1 million of additional costs referenced above, are substantially complete.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	September 30,	December 31,
	2012	2011
	(In thousands)
Currency translation adjustments	$38,917	$36,626
Net unrealized gain on investments	560	201
Net unrealized gain on derivative financial instruments	3,238	2,717
Unrecognized losses on benefit obligations	(539,158)	(578,172)

Accumulated other comprehensive loss	$(496,443)	$(538,628)

Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2012	2011
	(In thousands)
Raw materials and supplies	$106,372	$77,932
Work in progress	8,781	6,889
Finished goods	16,646	22,477

Total inventories	$131,799	$107,298

Restricted Cash and Cash Equivalents

At September 30, 2012, we had restricted cash and cash equivalents totaling approximately $64.7 million, $9.1 million of which was held in restricted foreign accounts, $2.8 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets), $51.8 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments) and $1.0 million of which was held in money market funds maintained by our captive insurer.

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

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Balance at beginning of period	$97,209	$109,588
Additions (reductions) and adjustments	2,450	(1,035)
Charges	(8,103)	(14,012)

Balance at end of period	$91,556	$94,541

Research and Development

Our research and development activities are related to development and improvement of new and existing products and equipment, as well as conceptual engineering evaluation for translation into practical applications. We charge to research and development costs the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation and Nuclear Energy segments, the majority of which are related to costs to development of our modular nuclear reactor business, B&W mPowerTM.

During the three and nine months ended September 30, 2012, we recognized $4.8 million and $13.5 million, respectively, of non-cash in-kind research and development costs related to services contributed by our minority partner to Generation mPower LLC (“GmP”), our majority-owned subsidiary formed in 2011 to oversee the program to develop the small modular nuclear power plant based on B&W mPowerTM technology. During the three and nine months ended September 30, 2011, we recognized $10.6 million of these in-kind expenses.

Provision for Income Taxes

Our effective tax rate for the three months ended September 30, 2012 was approximately 2.7% as compared to 33.2% for the three months ended September 30, 2011. Our effective tax rate for the nine months ended September 30, 2012 was approximately 27.1% as compared to 31.3% for the nine months ended September 30, 2011. The decrease in our effective tax rate for the three and nine months ended September 30, 2012 is primarily attributable to the recognition of previously unrecognized tax benefits totaling $25.3 million as a result of the expiration of the statute of limitations in certain jurisdictions. In addition, in the three and nine months ended September 30, 2012, we recognized a $27.0 million impairment charge which had no associated tax benefit recognized. The previously unrecognized tax benefits primarily relate to transfer pricing issues and the deductibility of a loss on financial instruments incurred prior to our spin-off. In the three and nine months ended September 30, 2011, we recognized increased tax benefits and deductions totaling $5.9 million. In addition, in the nine months ended September 30, 2011, we recognized a benefit totaling approximately $4.4 million attributable to changes in uncertain tax positions and a $2.5 million benefit attributable to settlements with tax authorities. We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions outside of the U.S. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

As of September 30, 2012, we had gross unrecognized tax benefits of $7.1 million, which, if recognized, would reduce our effective tax rate from continuing operations. We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. There were no significant penalties recorded during the three and nine months ended September 30, 2012.

As a result of the expiration of the statute of limitations in certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $0.9 million to $6.2 million. These previously unrecognized tax benefits relate to transfer pricing issues and tax credits for research activities.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an update to the topic Intangibles—Goodwill and Other. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test currently required under this topic. This update will be effective for us in 2013 and we do not anticipate early adoption. We do not expect the adoption of this update to impact our consolidated financial statements.

Other than as described above, there have been no material changes to the recent pronouncements discussed in our 2011 10-K.

NOTE 2 – BUSINESS ACQUISITIONS AND INVESTMENTS

Anlagenbau und Fördertechnik Arthur Loibl GmbH

In November 2011, our Power Generation segment acquired Anlagenbau und Fördertechnik Arthur Loibl GmbH for approximately $24.2 million. During the nine months ended September 30, 2012, we recorded purchase price adjustments resulting in an increase in goodwill of approximately $3.5 million.

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

In connection with our investment, we received 37,500 shares of USEC Series B-1 12.75% Convertible Preferred Stock and Warrants to purchase 3,125,000 shares of USEC Class B Common Stock at an exercise price of $7.50 per share, which are exercisable between January 1, 2015 and December 31, 2016, and a seat on USEC’s board of directors. At September 30, 2012, our total investment in USEC, including in-kind dividends, totaled $46.4 million.

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

On June 12, 2012, USEC entered into a Cooperative Agreement with the DOE to provide funding for a cost-share research, development and demonstration (“RD&D”) program to enhance the technical and financial readiness of centrifuge technology for commercialization. The Cooperative Agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period from June 1, 2012 through December 31, 2013, with a total estimated cost of $350 million. The Cooperative Agreement will be incrementally funded and DOE funding was initially limited to $87.7 million until the DOE provides authorization for additional funding. Execution of the Cooperative Agreement satisfies the requirement of USEC’s credit facility that USEC shall have entered into a definitive agreement with the DOE for the RD&D program in order to continue spending on the American Centrifuge project. Under the credit facility, USEC can invest its 20% share of the costs under the RD&D program as long as the amount of the expenditures reimbursable to USEC under the RD&D program that have not yet been reimbursed does not exceed $50 million.

On August 1, 2012 USEC filed its quarterly report for the period ended June 30, 2012 on Form 10-Q with the Securities and Exchange Commission. This report contained several updated risk factors (along with other disclosures) concerning operational and structural issues facing USEC including, but not limited to, the future operations of USEC’s Paducah Gaseous Diffusion Plant, achievement of milestones under the RD&D program discussed above, approved funding for the RD&D program, achievement of milestones under a 2002 DOE-USEC Agreement to develop, demonstrate and deploy the American Centrifuge technology and possible failure to maintain compliance with listing requirements of the New York Stock Exchange which could result in a delisting of USEC’s common stock (which could require USEC to repurchase its convertible notes for cash and trigger a default under its credit facility). In addition, on August 15, 2012 Standard and Poor’s lowered its ratings on USEC, including the corporate credit rating to CCC from CCC+ along with a negative outlook. Standard and Poor’s also lowered its issue-level rating on USEC’s senior convertible notes due October 2014 to CC from CCC-. We determined, based on the facts and circumstances disclosed above, that a fair value determination of our cost-method investment in USEC Preferred Stock was warranted. We have established, with the assistance of a third party valuation firm, that the fair value of our investment in USEC Preferred Stock totals $19.1 million. Fair value was determined using a combination of an option pricing model and a probability of default methodology. We believe the gross unrealized loss on our USEC Preferred Stock investment is other than temporarily impaired, and as a result we have included in other-net on our condensed consolidated statements of income an impairment charge totaling $27.0 million related to our investment in USEC Preferred Stock to write our investment down to its estimated fair value. We continue to support the American Centrifuge program through the ongoing manufacturing of components and technical support of the development program, and are presently exploring various restructuring alternatives with USEC and will continue to monitor these developments and evaluate our remaining investment in USEC Preferred Stock as new facts become available.

NOTE 3 – PENSION PLANS AND POST-RETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In thousands)
Service cost	$11,987	$11,969	$35,090	$32,876	$284	$285	$853	$856
Interest cost	30,049	33,147	91,844	101,582	1,279	1,619	3,838	4,341
Expected return on plan assets	(36,086)	(38,075)	(102,556)	(111,468)	(483)	(479)	(1,448)	(1,439)
Amortization of prior service cost	1,009	933	2,638	2,795	(35)	8	(104)	25
Amortization of transition obligation	—	—	—	—	24	76	72	227
Recognized net actuarial loss	17,038	17,396	58,357	56,514	67	(63)	200	(190)

Net periodic benefit cost	$23,997	$25,370	$85,373	$82,299	$1,136	$1,446	$3,411	$3,820

In October 2012, we notified employees that, effective December 31, 2015, benefit accruals for those salaried employees covered by, and continuing to accrue service and salary adjusted benefits under our major U.S. and Canadian defined benefit qualified pension plans will cease. Furthermore, effective January 1, 2016, we will make service-based, cash contributions to The Babcock & Wilcox Company Thrift Plan for those employees impacted by the plan freeze.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 10 to the consolidated and combined financial statements in Part II of our 2011 10-K.

Investigations and Litigation

Nuclear Fuel Services, Inc.

In June 2011, approximately 18 plaintiffs filed a lawsuit styled as a “class action” in the U.S. District Court for the Eastern District of Tennessee against NFS, B&W, Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Technical Services Group, Inc. (“B&W TSG”), NOG-Erwin Holdings, Inc. and others relating to the operation of the NFS facility in Erwin, Tennessee. The plaintiffs seek compensatory and punitive damages alleging personal injuries and property damage resulting primarily from alleged releases of radioactive and other hazardous materials as a result of operations at the facility. In October 2011, the plaintiffs filed a motion to amend the original complaint increasing the number of plaintiffs to approximately 140, and we filed a motion to dismiss. The hearing on our motion to dismiss was held on June 28, 2012. No ruling has yet been issued by the court. This matter is still in its early stages. No discovery has been conducted and no trial date has been set. The ultimate outcome of these proceedings is uncertain and an adverse ruling, should coverage not be available, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

Apollo and Parks Township

On January 29, 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against B&W PGG, B&W TSG, formerly known as B&W Nuclear Environmental Services, Inc. (the “B&W Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, additional suits have been filed by additional plaintiffs and there are currently ten lawsuits pending in the U.S. District Court for the Western District of Pennsylvania against the B&W Parties and ARCO. Following the dismissal of a number of claims in June 2012, the suits presently involve approximately 74 claimants alleging, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in Apollo Borough and Parks Township, Pennsylvania (collectively, the “Apollo and Parks Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages. The first seven cases have been consolidated for most non-dispositive pre-trial matters. Discovery in the Apollo and Parks Litigation is ongoing and no trial date has been set.

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

The B&W Parties sought recovery from ANI for amounts paid by the B&W Parties to settle the Hall Litigation, along with unreimbursed attorney’s fees, allocated amounts assigned by ARCO to the B&W Parties, and applicable interest based upon ANI’s breach of contract and bad faith conduct in the matter of The Babcock & Wilcox Company et al. v. American Nuclear Insurers, et al. (the “ANI Litigation”). ARCO also sought recovery against ANI in the ANI Litigation, which has been pending before the Court of Common Pleas of Allegheny County, Pennsylvania.

In September 2011, a jury returned a verdict in the ANI Litigation, finding that the B&W Parties’ settlement of the Hall Litigation for $52.5 million and ARCO’s settlement for $27.5 million were fair and reasonable. Following the verdict, in February 2012, the B&W Parties, ARCO and ANI entered into an agreement in which the parties agreed to the dismissal with prejudice of all remaining claims pending in the ANI Litigation, excluding the B&W Parties’ and ARCO’s claims seeking reimbursement from ANI for the $52.5 million and $27.5 million settlements (plus interest) (the “Settlement Claims”). By agreement, ANI also waived: (1) any and all rights to appeal the September 2011 jury verdict on the basis of the trial court’s evidentiary rulings; and (2) any defenses and arguments of any kind except ANI’s position that it was not required to reimburse the B&W Parties’ and ARCO for their settlements under the provisions of the ANI policies. In February 2012, the Court granted the parties’ proposed order implementing their agreement and entered final judgment in favor of the B&W Parties and ARCO on the Settlement Claims. As part of the final order and judgment, the Court ruled that the B&W Parties and ARCO are entitled to pre-judgment interest on their $52.5 million and $27.5 million settlements, in the amounts of approximately $8.8 million and $6.2 million, respectively. In addition, post-verdict interest from the date of the jury verdict was awarded at 6%. In March 2012, ANI filed a notice of appeal as to the final judgment and a supersedeas appeal bond in the amount of 120% of the total final judgment amount. The parties have filed their respective briefs with the Superior Court and oral arguments were held October 31, 2012. No ruling has yet been issued by the court.

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

Columbia Condenser Contract

On October 21, 2011, Babcock & Wilcox Nuclear Energy, Inc. (“B&W NE”) filed a complaint in U.S. District Court, Eastern District of Washington against Energy Northwest for breach of contract and other claims relating to a contract for the removal and replacement of the main plant condenser and related parts at Energy Northwest’s Columbia Generating Station. B&W NE sought unspecified monetary damages, attorney’s fees and costs against Energy Northwest resulting from its failure to make payments for work B&W NE performed under the contract. Energy Northwest asserted claims against B&W NE alleging claims including breach of contract. The matter was stayed by the U.S. District Court pending a mediation between the parties, which occurred on April 30 and May 1, 2012. At the mediation, the parties negotiated the principal terms of a settlement which resolved all claims between the parties in consideration of a lump sum payment to B&W NE from Energy Northwest in the amount of $19.9 million, which amount is subject to Washington State taxes. The settlement was ratified by Energy Northwest’s Executive Board (a requirement under Washington state law for public entities) on May 10, 2012. On October 18, 2012, the lawsuit was dismissed on the joint request of the parties. We recognized additional revenues totaling approximately $18.4 million (and related expenses of $0.3 million) resulting in a net benefit of $18.1 million in the nine months ended September 30, 2012 related to this settlement.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

Our global operations give rise to exposure to market risks from changes in foreign currency exchange rates. We use derivative financial instruments, primarily foreign currency exchange (“FX”) forward contracts, to reduce the impact of changes in FX rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts that are denominated in currencies other than our operating entities’ functional currencies. We do not hold or issue derivative financial instruments for trading or other speculative purposes.

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity as a component of accumulated other comprehensive loss, until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings. Any ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other – net in our condensed consolidated statements of income.

We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. At September 30, 2012, we had deferred approximately $0.6 million of net gains on these derivative financial instruments in accumulated other comprehensive loss. We expect to recognize substantially this entire amount in the next 12 months.

At September 30, 2012, all of our derivative financial instruments consisted of FX forward contracts and warrants to purchase common stock. The notional value of our FX forward contracts totaled $184.3 million at September 30, 2012, with maturities extending to July 2014. These instruments consist primarily of contracts to purchase or sell Canadian Dollars or Danish Kroner. The fair value of these contracts totaled $4.5 million at September 30, 2012, and all of the contracts were Level 2 in nature. The fair value of our warrants, which are related to our investment in USEC Inc. described in Note 2, totaled $0.3 million at September 30, 2012, and is Level 3 in nature. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as provided under our credit facility.

The following tables summarize our derivative financial instruments at September 30, 2012 and December 31, 2011:

	Asset and Liability Derivatives
	September 30,	December 31,
	2012	2011
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$1,606	$1,760
Other assets	$5,101	$3,792
Accounts payable	$1,374	$1,238
Other liabilities	$28	$610

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Location
Other assets	$212	$—
Accounts payable	$980	$520
Other liabilities	$—	$664

Stock Warrants:
Other assets	$332	$877

The effects of derivative instruments on our financial statements are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain (loss) recognized in other comprehensive income	$5,985	$(8,701)	$3,469	$(5,032)
Income (loss) reclassified from accumulated other comprehensive loss into income: effective portion
Location
Revenues	$527	$1,927	$(335)	$4,290
Cost of operations	$2,698	$(110)	$3,110	$(1,745)
Other-net	$(69)	$541	$29	$255

Loss recognized in income: portion excluded from effectiveness testing
Location
Other-net	$(317)	$(2,086)	$(618)	$(98)

Derivatives Not Designated as Hedges:
Forward Contracts:
Gain (loss) recognized in income
Location
Other-net	$(73)	$85	$(251)	$1,584

Stock Warrants:
Loss recognized
Location
Other-net	$(179)	$(1,180)	$(545)	$(933)

NOTE 6 – FAIR VALUE MEASUREMENTS

The following is a summary of our available-for-sale securities measured at fair value at September 30, 2012 (in thousands):

	9/30/12	Level 1	Level 2	Level 3
Mutual funds	$3,595	$—	$3,595	$—
U.S. Government and agency securities	63,969	63,969	—	—
Asset-backed securities and collateralized mortgage obligations	463	—	463	—
Commercial paper	75,187	—	75,187	—

Total	$143,214	$63,969	$79,245	$—

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2011 (in thousands):

	12/31/11	Level 1	Level 2	Level 3
Mutual funds	$3,312	$—	$3,312	$—
U.S. Government and agency securities	51,322	51,322	—	—
Asset-backed securities and collateralized mortgage obligations	462	—	462	—
Commercial paper	17,484	—	17,484	—

Total	$72,580	$51,322	$21,258	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives

Level 2 derivative assets and liabilities primarily include over-the-counter options and forwards. These currently consist of FX rate derivatives. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At September 30, 2012, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars and Danish Kroner, with a total notional amount of $184.3 million and a total fair value of $4.5 million.

Level 3 derivative assets include warrants to purchase common stock. The value of the warrants is computed using an option pricing model based on unobservable inputs, such as estimated stock price for inactive shares, and observable inputs, including interest rates and volatility. At September 30, 2012, the warrants, which are related to our investment in USEC, had a fair value of $0.3 million. The following is a summary of the changes in our Level 3 instruments measured on a recurring basis for the period ended September 30, 2012 (in thousands):

Balance, beginning of the year	$877
Total realized and unrealized gains (losses):
Included in other income (expense)	(545)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Principal repayments	—

Balance, end of period	$332

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

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at September 30, 2012 and December 31, 2011.

NOTE 7 – STOCK-BASED COMPENSATION

In June 2012, we established a cash-settled long-term incentive plan for employees of certain subsidiaries and unconsolidated affiliates as selected by the plan committee. The cash-settled plan provides for a number of forms of stock-based compensation, including stock appreciation rights, restricted stock units and performance units, subject to satisfaction of specific performance goals. Stock appreciation rights are granted at not less than 100% of the fair market value closing price of a share of B&W common stock on the date of grant, become exercisable at such time or times as determined when granted and expire not more than seven years after the date of grant. Stock appreciation rights are cash settled for the excess of the market price of B&W common stock on the exercise date minus the exercise price. Restricted stock units and performance units are cash settled upon vesting as determined when granted. We will not issue any shares of B&W common stock under this plan, as all awards are cash settled.

Total stock-based compensation expense for all of our plans recognized for the three months ended September 30, 2012 and 2011 totaled $4.6 million and 3.3 million, respectively, with associated tax benefit recognized for the three months ended September 30, 2012 and 2011 totaling $1.7 million and $1.2 million, respectively. Total stock-based compensation expense for all of our plans recognized for the nine months ended September 30, 2012 and 2011 totaled $13.7 million and 13.0 million, respectively, with associated tax benefit recognized for the nine months ended September 30, 2012 and 2011 totaling $5.0 million and $4.8 million, respectively.

NOTE 8 – SEGMENT REPORTING

As described in Note 1, our operations are assessed based on four segments. An analysis of our operations by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
REVENUES:
Power Generation	$426,363	$385,262	$1,337,673	$1,130,089
Nuclear Operations	284,450	254,402	800,026	777,482
Technical Services	26,023	28,570	79,265	87,598
Nuclear Energy	75,016	61,531	228,994	220,670
Adjustments and Eliminations(1)	(4,266)	(22,143)	(19,895)	(64,588)

	$807,586	$707,622	$2,426,063	$2,151,251

(1) Segment revenues are net of the following intersegment transfers and other adjustments:

Power Generation Transfers	$1,089	$17,739	$6,422	$51,239
Nuclear Operations Transfers	1,114	1,584	4,640	4,292
Technical Services Transfers	875	394	2,289	1,644
Nuclear Energy Transfers	1,188	2,426	6,544	7,413

	$4,266	$22,143	$19,895	$64,588

OPERATING INCOME:
Power Generation	$30,390	$38,926	$104,827	$93,657
Nuclear Operations	51,946	38,113	148,489	127,852
Technical Services	11,332	20,747	44,361	47,355
Nuclear Energy	(18,643)	(37,521)	(48,405)	(108,341)

	$75,025	$60,265	$249,272	$160,523

Unallocated Corporate(1)	(7,718)	(2,714)	(26,895)	(17,814)

Total Operating Income(2)	$67,307	$57,551	$222,377	$142,709

Other Income (Expense):
Interest income	417	247	1,154	1,011
Interest expense	(996)	(770)	(2,771)	(2,522)
Other – net	(27,343)	2,708	(24,117)	4,139

Total Other Income (Expense)	(27,922)	2,185	(25,734)	2,628

Income before Provision for Income Taxes	$39,385	$59,736	$196,643	$145,337

(1) Unallocated corporate includes general corporate overhead not allocated to segments.
(2) Included in operating income is the following:

Losses (Gains) on Asset Disposals and Impairments – Net:
Power Generation	$2,551	$458	$3,187	$530
Nuclear Operations	69	—	69	—
Technical Services	—	—	(1,517)	—
Nuclear Energy	—	89	(1)	96

	$2,620	$547	$1,738	$626

Equity in Income of Investees:
Power Generation	$4,214	$7,872	$11,090	$19,912
Nuclear Operations	—	—	—	—
Technical Services	10,332	14,910	37,500	36,612
Nuclear Energy	—	—	—	—

	$14,546	$22,782	$48,590	$56,524

NOTE 9 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share amounts)
Basic:

Net income attributable to The Babcock & Wilcox Company	$40,521	$45,663	$151,289	$105,382

Weighted average common shares	118,843,829	117,773,223	118,582,544	117,414,702

Basic earnings per common share	$0.34	$0.39	$1.28	$0.90

Diluted:

Net income attributable to The Babcock & Wilcox Company	$40,521	$45,663	$151,289	$105,382

Weighted average common shares (basic)	118,843,829	117,773,223	118,582,544	117,414,702
Effect of dilutive securities:
Stock options, restricted stock and performance shares	609,052	817,062	607,433	885,787

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	119,452,881	118,590,285	119,189,977	118,300,489

Diluted earnings per common share	$0.34	$0.39	$1.27	$0.89

We have excluded 1,144,849 shares from our diluted share calculation at September 30, 2012 related to stock options as their effect would have been antidilutive.

NOTE 10 – SUBSEQUENT EVENT

On November 5 2012, our board of directors declared a dividend of $0.08 per share payable on December 17, 2012 to shareholders of record on November 19, 2012. In addition, our board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate purchase price of up to $250 million. The Company may repurchase shares from time to time during a two-year period in the open market.

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

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to avail ourselves of the “safe harbor” protection for forward-looking statements provided by federal securities law, including Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

These forward looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	our business strategy;

•	future levels of revenues (including our backlog to the extent it may be viewed as an indicator of future revenues), operating margins, income from operations, net income or earnings per share;

•	anticipated levels of demand for our products and services;

•	future levels of capital, environmental or maintenance expenditures;

•	our beliefs regarding the timing and effects on our businesses of certain environmental legislation, rules or regulations;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets and businesses;

•	our ability to obtain and maintain contract security capacity including surety bonds, bank guarantees and letters of credit;

•	our ability to maintain appropriate insurance and indemnities;

•	the potential effects of judicial or other proceedings on our business or businesses, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

•	the timing and recognition of unrecognized tax benefits

•	effective date and expected impact of accounting pronouncements

•	our plans regarding the design, research and development, and deployment of the B&W mPowerTM reactor

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

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report, in Item 1A of this report and in our 2011 10-K. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

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

Technical Services Segment

The revenues and equity in income of investees of our Technical Services segment are largely a function of spending by the U.S. Government, and the performance scores we and our joint venture partners earn in managing and operating high-consequence operations at U.S. nuclear weapons sites and national laboratories. With its specialized capabilities of full life-cycle management of special nuclear materials, facilities and technologies, our Technical Services segment participates in the cleanup, operation and management of the nuclear sites and weapons complexes maintained by the U.S. Department of Energy (“DOE”).

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

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 10-K. There have been no material changes to these policies during the nine months ended September 30, 2012.

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

Through separate joint ventures, we manage and operate for the DOE the Y-12 National Security Complex and Pantex Plant. The management and operating contracts for these sites are currently under a re-bid through the DOE on a combined basis.

In late July 2012, the Y-12 National Security Complex in Oak Ridge, Tennessee experienced a security breach. Nuclear operations at the site were temporarily ceased for approximately two weeks in early August 2012. All operations have now resumed. The Y-12 security force had been managed by another contractor at the time of the incident. The security contract was assigned to our joint venture by the National Nuclear Security Administration (“NNSA”) following the security breach. The contractor responsible for managing the security force at the time of the security breach has been terminated and our joint venture took direct responsibility for security at the Y-12 National Security Complex. Following the security breach, a number of immediate changes and security enhancements were instituted, including the removal and replacement of key leadership personnel, restoration of critical security system elements to service and refining and recalibrating of alarm system components to enhance reliability. Any consequences that may result from this event are uncertain; however, the security breach has and could continue to adversely affect the expected fees earned by our joint venture that manages and operates the site, and we can provide no assurance that the security breach will not adversely affect our current or future proposals to the DOE. These consequences could have a material adverse impact on our consolidated financial position, results of operations or cash flow.

Power Generation

The Environmental Protection Agency (“EPA”) issued proposed final environmental regulations concerning Mercury and Air Toxics Standards (“MATS”) and rules concerning implementation of the Cross State Air Pollution Rule (“CSAPR”) in 2011. On December 30, 2011 the Federal Court of Appeals for the DC Circuit (the “Court”) stayed the CSAPR rules and reinstated EPA regulations from 2005. Oral arguments were held in April of 2012. In August 2012, the Court ruled CSAPR, which set stricter limits on sulfur dioxide and nitrogen oxide emissions from power plants in 28 states, violated the Clean Air Act. The ruling leaves CSAPR’s predecessor, the Clean Air Interstate Rule, in place. In October 2012, the EPA appealed the Court’s decision. We believe it could take years for any regulatory response to develop in response to the Court’s ruling. Due to the uncertainty created by the Court’s ruling on CSPAR, we could experience delays or cancellations in contract awards in our environmental equipment businesses.

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

Accounting for Contracts

As of September 30, 2012, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects and provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the nine months ended September 30, 2012, and 2011, we recognized changes in estimate related to long-term contracts accounted for on the percentage-of-completion basis which increased operating income by approximately $75.6 million and $4.0 million, respectively. In addition, in the nine months ended September 30, 2012, we recognized revenues totaling $18.4 million attributable to the settlement of a contract claim related to a condenser replacement contract in our Nuclear Energy segment. The nine months ended September 30, 2011 amount includes approximately $61.8 of cost over-runs ($50.7 million in our Nuclear Energy segment and $11.1 million in our Nuclear Operations segment), to complete certain projects attributable to changes in estimate due to productivity and scheduling issues. The project in our Nuclear Energy segment is now complete, and the projects in our Nuclear Operations segment are substantially complete.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2012 VS. THREE MONTHS ENDED SEPTEMBER 30, 2011

The Babcock & Wilcox Company (Consolidated)

Revenues increased approximately 14.1%, or $100.0 million, to $807.6 million in the three months ended September 30, 2012 compared to $707.6 million for the corresponding period in 2011 due to increases in revenues from our Power Generation, Nuclear Operations and Nuclear Energy segments totaling $41.1 million, $30.1 million and $13.5 million, respectively. We also experienced a decrease in revenues in our Technical Services segment totaling $2.6 million.

Operating income increased $9.7 million to $67.3 million in the three months ended September 30, 2012 from $57.6 million for the corresponding period in 2011, due to operating income increases in our Nuclear Energy and Nuclear Operations segments totaling $18.9 million and $13.8 million, respectively. These increases were partially offset by decreases in our Technical Services and Power Generation segments totaling $9.4 million and $8.5 million, respectively. Unallocated corporate expenses increased $5.0 million.

Power Generation

Revenues increased 10.7%, or $41.1 million, to $426.4 million in the three months ended September 30, 2012, compared to $385.3 million in the corresponding period of 2011, primarily attributable to an increase in revenues of $44.7 million from our new-build environmental equipment business principally driven by ongoing engineering, procurement and construction activities on projects as a result of the new environmental rules and regulations. In addition, revenues in our new-build steam generation systems business increased $22.8 million primarily due to increased service and construction activities on waste-to-energy and biomass boiler projects. We also experienced a decrease in revenues of $21.3 million in our aftermarket services business primarily due to lower construction activities on retrofit boiler projects.

Operating income decreased $8.5 million to $30.4 million in the three months ended September 30, 2012 compared to $38.9 million in the corresponding period of 2011. Income associated with the increased revenues discussed above were offset by cost over-runs on certain engineering, procurement and construction projects and more competitive profit margins from the early market cycle environmental projects. We also experienced decreases in equity in income of investees totaling $3.7 million, primarily attributable to lower production and project activities at our joint venture in China. In addition, we experienced an impairment charge totaling $2.6 million in the three months ended September 30, 2012 attributable to the cancellation of an operations and maintenance services contract.

Nuclear Operations

Revenues increased 11.8%, or $30.1 million, to $284.5 million in the three months ended September 30, 2012 compared to $254.4 million in the corresponding period of 2011, primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs totaling $32.0 million. These increases were partially offset by lower volume in our naval nuclear fuel and downblending activities as compared to the corresponding period of 2011.

Operating income increased $13.8 million to $51.9 million in the three months ended September 30, 2012 compared to $38.1 million in the corresponding period in 2011, primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs.

Technical Services

Revenues decreased 9.1%, or $2.6 million, to $26.0 million in the three months ended September 30, 2012 compared to $28.6 million for the corresponding period of 2011, primarily attributable to the completion of our international contract support services associated with the Fukushima event totaling $3.6 million. This decrease was partially offset by increased revenues associated with government site remediation operations.

Operating income decreased $9.4 million to $11.3 million in the three months ended September 30, 2012 compared to $20.7 million in the corresponding period of 2011, primarily attributable to increased selling, general and administrative expenses totaling $2.9 million associated with higher bid and proposal activity, and reduced income associated with the decreased revenues noted above. We also experienced a decrease in equity in income of investees totaling $4.6 million largely attributable to estimated reduced fee earned by our joint venture at the DOE’s Y-12 site in Oak Ridge, Tennessee due to a security breach, and the previous sale of our interest in two joint ventures that contributed to equity in income of investees in the corresponding period in 2011.

Nuclear Energy

Revenues increased 22.0%, or $13.5 million, to $75.0 million in the three months ended September 30, 2012 compared to $61.5 million in the corresponding period of 2011, primarily attributable to increased project scope completion in our nuclear equipment business totaling $21.0 million and timing of customer outage projects in our nuclear services business totaling $5.8 million. These increases were partially offset by a $12.6 million decrease in our nuclear projects business due to lower project execution compared to the same period in the prior year.

Operating income increased $18.9 million to a loss of $18.6 million in the three months ended September 30, 2012 compared to a loss of $37.5 million in the corresponding period of 2011, as a result of the revenue increases noted above in the nuclear services and nuclear equipment businesses. In the three months ended September 30, 2011 we also recognized $3.1 million of additional project costs to complete the condenser replacement project at Columbia Generating Station. This project was completed in 2011. Additionally, research and development costs related to the continued development of the B&W mPower™ reactor decreased $7.3 million, including a $5.9 million decrease in non-cash in-kind research and development services contributed by Generation mPower LLC’s (“GmP”) minority partner compared to the same period in the prior year.

Corporate

Unallocated corporate expenses increased $5.0 million to $7.7 million for the three months ended September 30, 2012, as compared to $2.7 million for the corresponding period in 2011, mainly due to higher information technology and incentive compensation expenses in 2012 compared to 2011.

Other Income Statement Items

Other—net decreased $30.0 million to a loss of $27.3 million for the three months ended September 30, 2012, as compared to income of $2.7 million for the corresponding period in 2011, primarily due to the impairment of our USEC investment in the current period totaling $27.0 million, and changes in foreign currency exchange rates.

Provision for Income Taxes

For the three months ended September 30, 2012, our provision for income taxes decreased $18.8 million to $1.1 million, while income before provision for income taxes decreased $20.4 million. Our effective tax rate for the three months ended September 30, 2012 was approximately 2.7% as compared to 33.2% for the three months ended September 30, 2011. The decrease in our effective tax rate is primarily attributable to the recognition of previously unrecognized tax benefits totaling $25.3 million as a result of the expiration of the statute of limitations for certain jurisdictions. The previously unrecognized tax benefits primarily relate to transfer pricing issues and the deductibility of a loss on financial instruments incurred prior to our spin-off. In addition, in-kind research and development expenses, which are non-deductible for tax purposes, were lower by $5.9 million in the three months ended September 30, 2012 as compared to the same period in 2011. Also, in the three months ended September 30, 2012 we recognized an impairment charge on our USEC investment totaling $27.0 million which has no associated tax benefit recognized. In the three months ended September 30, 2011, we recognized increased tax benefits and deductions totaling $5.9 million. We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions outside of the U.S. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2012 VS. NINE MONTHS ENDED SEPTEMBER 30, 2011

The Babcock & Wilcox Company (Consolidated)

Revenues increased approximately 12.8%, or $274.8 million, to $2,426.1 million in the nine months ended September 30, 2012 compared to $2,151.3 million for the corresponding period in 2011 due to increases in revenues from our Power Generation, Nuclear Operations and Nuclear Energy segments totaling $207.6 million, $22.5 million and $8.3 million, respectively. We also experienced a decrease in revenues in our Technical Services segment totaling $8.3 million.

Operating income increased $79.7 million to $222.4 million in the nine months ended September 30, 2012 from $142.7 million for the corresponding period in 2011, due primarily to increases in our Nuclear Energy, Nuclear Operations and Power Generation segments totaling $59.9 million, $20.6 million and $11.1 million, respectively. These increases were partially offset by a decrease in our Technical Services segment totaling $3.0 million and increased unallocated corporate expenses of $9.1 million.

Power Generation

Revenues increased 18.4%, or $207.6 million, to $1,337.7 million in the nine months ended September 30, 2012, compared to $1,130.1 million in the corresponding period of 2011, primarily attributable to an increase in revenues of $143.5 million from our new-build environmental equipment business principally driven by the ongoing engineering, procurement and construction activities of projects as a result of new environmental rules and regulations. In addition, revenues in our new-build steam generation systems business increased $93.9 million primarily due to increased activities on waste-to-energy and biomass boiler projects. Revenues in our aftermarket services business decreased $22.2 million primarily due to lower construction activities on retrofit boiler projects partially offset by environmental aftermarket equipment upgrades and retrofits.

Operating income increased $11.1 million to $104.8 million in the nine months ended September 30, 2012 compared to $93.7 million in the corresponding period of 2011, mainly due to the increases in revenues discussed above, partially offset by more competitive profit margins from the early market cycle environmental projects. We also experienced decreases in equity in income of investees totaling $8.8 million, primarily attributable to lower production and project activities at our joint venture in China. In addition, we incurred increased research and development expenses totaling $2.5 million for the period in 2012 as compared to the same period in the prior year. We also experienced an impairment charge totaling $2.6 million in the nine months ended September 30, 2012 attributable to the cancellation of an operations and maintenance services contract.

Nuclear Operations

Revenues increased by 2.9%, or $22.5 million, to $800.0 million in the nine months ended September 30, 2012 compared to $777.5 million in the corresponding period of 2011, primarily due to increased activity in the manufacturing of nuclear components for U.S. Government programs.

Operating income increased $20.6 million to $148.5 million in the nine months ended September 30, 2012 compared to $127.9 million in the corresponding period of 2011, primarily due to improved contract performance for the manufacturing of nuclear components for U.S. Government programs totaling $26.1 million. Our naval nuclear fuel and downblending operating income decreased $5.5 million compared to 2011. Included in operating income for 2011 is a $10.9 million gain resulting from a favorable settlement with the previous owner of NFS. Contract performance associated with naval nuclear fuel and downblending activities improved $5.4 million compared to 2011.

Technical Services

Revenues decreased 9.5%, or $8.3 million, to $79.3 million in the nine months ended September 30, 2012 compared to $87.6 million for the corresponding period of 2011, primarily attributable to a decrease in our specialty manufacturing work scope associated with the American Centrifuge Program totaling $6.2 million and a decrease in our international contract support services associated with the Fukushima event totaling $3.0 million.

Operating income decreased $3.0 million to $44.4 million in the nine months ended September 30, 2012 compared to $47.4 million in the corresponding period of 2011, primarily attributable to increased selling, general and administrative expenses totaling $3.3 million associated with higher bid and proposal activity, as well as, reduced income associated with the decreased revenues noted above. We experienced an increase in equity in income of investees totaling $0.9 million associated largely with increased earnings on new contract awards, partially offset by estimated reduced fee earned by our joint venture at the DOE’s Y-12 site in Oak Ridge, Tennessee due to a security breach, and the previous sale of our interest in two joint ventures that contributed to equity in income of investees in the corresponding period in 2011. Additionally, we recognized a $1.2 million gain in the nine months ended September 30, 2012 from the sale of our interest in a joint venture associated with the management and operations of the Strategic Petroleum Reserve.

Nuclear Energy

Revenues increased 3.8%, or $8.3 million, to $229.0 million in the nine months ended September 30, 2012 compared to $220.7 million in the corresponding period of 2011, primarily attributable to increased activity in our nuclear services business of $29.8 million due to timing of customer outage projects. The revenue increase in our nuclear services business was partially offset by decreased revenue in our nuclear equipment and nuclear projects businesses due to reduced project scope completion when compared to the same period in the prior year. For the nine months ended September 30, 2012, revenues in our nuclear projects business also included $18.4 million as a result of the May 2012 claims settlement agreement reached with Energy Northwest related to a condenser replacement project at Columbia Generating Station in 2011.

Operating income increased $59.9 million to a loss of $48.4 million in the nine months ended September 30, 2012 compared to a loss of $108.3 million in the corresponding period of 2011, due to $50.7 million of project costs to complete the condenser replacement project at Columbia Generating Station recognized during the nine months ended September 30, 2011 and $18.1 million (net of related expenses) income recognized in the nine months ended September 30, 2012 associated with the May 2012 settlement discussed above. In addition, operating income in our nuclear services business increased by $10.2 million associated with the increased revenue discussed above. These increases were partially offset by $13.6 million of increased research and development costs related to the continued development of the B&W mPower™ reactor, including a $2.9 million increase in non-cash in-kind research and development services contributed by GmP’s minority partner. In addition, we experienced increases in selling, general and administrative expenses totaling $5.3 million related to the continued expansion of our presence in the commercial nuclear energy industry.

Corporate

Unallocated corporate expenses increased $9.1 million to $26.9 million for the nine months ended September 30, 2012, as compared to $17.8 million for the corresponding period in 2011, mainly due to higher information technology and incentive compensation expenses in 2012 compared to 2011.

Other Income Statement Items

Other—net decreased $28.2 million to a loss of $24.1 million for the nine months ended September 30, 2012, as compared to income of $4.1 million for the corresponding period in 2011, primarily due to the impairment of our USEC investment totaling $27.0 million in the current period, and changes in foreign currency exchange rates.

Provision for Income Taxes

For the nine months ended September 30, 2012, our provision for income taxes increased $7.9 million to $53.3 million, while income before provision for income taxes increased $51.3 million. Our effective tax rate for the nine months ended September 30, 2012 was approximately 27.1% as compared to 31.3% for the nine months ended September 30, 2011. The decrease in our effective tax rate is primarily attributable to the recognition of previously unrecognized tax benefits totaling $25.3 million as a result of the expiration of the statute of limitations for certain jurisdictions. The previously unrecognized tax benefits primarily relate to transfer pricing issues and the deductibility of a loss on financial instruments incurred prior to our spin-off. In addition, in the nine months ended September 30, 2012 we recognized a $27.0 million impairment charge associated with our USEC investment which had no associated tax benefit recorded. In the nine months ended September 30, 2011, we recognized increased tax benefits and deductions totaling $5.9 million, a benefit attributable to changes in uncertain tax positions totaling $4.4 million, and a benefit attributable to settlements with tax authorities totaling $2.5 million. In-kind research and development expenses, which are non-deductible for tax purposes, were higher by $2.9 million in the nine months ended September 30, 2012 as compared to the same period in 2011. We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions outside of the U.S. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

Backlog

Backlog is not a measure recognized by generally accepted accounting principles. As a result, it is possible that our methodology for determining backlog may not be comparable to methods used by other companies. We generally include expected revenue in our backlog when we receive written confirmation from our customers. We are subject to the budgetary and appropriation cycle of the U.S. Government as it relates to our Nuclear Operations and Technical Services segments. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by customers.

	September 30,	December 31,
	2012	2011
	(Unaudited)
	(In millions)
Power Generation	$2,488	$1,947
Nuclear Operations	2,630	2,995
Technical Services	4	14
Nuclear Energy	322	383

Total Backlog	$5,444	$5,339

We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Power Generation and Technical Services segments, and are reported as equity in income of investees on our condensed consolidated statements of income.

Of the September 30, 2012 backlog, we expect to recognize revenues as follows:

	2012	2013	Thereafter	Total
	(Unaudited)
	(In approximate millions)
Power Generation	$400	$940	$1,148	$2,488
Nuclear Operations	300	950	1,380	2,630
Technical Services	4	—	—	4
Nuclear Energy	75	150	97	322

Total Backlog	$779	$2,040	$2,625	$5,444

At September 30, 2012, Power Generation backlog with the U.S. Government was $3.5 million, all of which was fully funded.

At September 30, 2012, Nuclear Operations backlog with the U.S. Government was $2.6 billion, which was substantially fully funded.

At September 30, 2012, Technical Services backlog with the U.S. Government was $4.1 million, all of which was fully funded.

At September 30, 2012, Nuclear Energy had no backlog with the U.S. Government.

Liquidity and Capital Resources

Credit Facility

On June 8, 2012, B&W entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent which amends and restates our previous Credit Agreement dated May 3, 2010. The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $700 million and is scheduled to mature on June 8, 2017. The proceeds of the Credit Agreement are available for working capital needs and other general corporate purposes. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $1.0 billion for all revolving loan and letter of credit commitments.

The Credit Agreement is guaranteed by substantially all of B&W’s wholly owned domestic subsidiaries. Obligations under the Credit Agreement are secured by first-priority liens on certain assets owned by B&W and the guarantors (other than subsidiaries comprising our Nuclear Operations and Technical Services segments). If the corporate family rating of B&W and its subsidiaries from Moody’s is Baa3 or better (with a stable outlook or better), the corporate rating of B&W and its subsidiaries from S&P is BBB- or better (with a stable outlook or better), and other conditions are met, the liens securing obligations under the Credit Agreement will be released, subject to reinstatement upon the terms set forth in the Credit Agreement.

The Credit Agreement requires only interest payments on a periodic basis until maturity. We may prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

The Credit Agreement contains financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt and mergers. At September 30, 2012, we were in compliance with all of the covenants set forth in the Credit Agreement.

Loans outstanding under the Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 2.25% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month Eurocurrency rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 1.25% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. Under the Credit Agreement, we are charged a commitment fee on the unused portion of the Credit Agreement and that fee varies between 0.225% and 0.350% per year depending on the credit ratings of the Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.25% and 2.25% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.80% and 1.25% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, we paid upfront fees to the lenders thereunder, and arrangement and other fees to the arrangers and agents of the Credit Agreement. At September 30, 2012, there were no borrowings outstanding and letters of credit issued under the Credit Agreement totaled $198.3 million, resulting in $501.7 million available for borrowings or to meet letter of credit requirements. The applicable interest rate at September 30, 2012 under this facility was 3.75% per year for revolving loans.

Based on the current credit ratings of the Credit Agreement, the applicable margin for Eurocurrency loans is 1.50%, the applicable margin for base rate loans is 0.50%, the letter of credit fee for financial letters of credit is 1.50%, the letter of credit fee for performance letters of credit is 0.875%, and the commitment fee for unused portions of the Credit Agreement is 0.25%. The Credit Agreement does not have a floor for the base rate or the Eurocurrency rate.

The Credit Agreement generally includes customary events of default for a secured credit facility. If any default occurs under the Credit Agreement, or if we are unable to make any of the representations and warranties in the Credit Agreement, we will be unable to borrow funds or have letters of credit issued under the Credit Agreement.

Other Arrangements

Certain foreign subsidiaries of Babcock & Wilcox Power Generation Group, Inc. have credit arrangements with various commercial banks and other financial institutions for the issuance of bank guarantees in association with contracting activity. The aggregate value of all such bank guarantees as of September 30, 2012 was $44.2 million.

B&W and certain of its subsidiaries have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2012, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $388.6 million.

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $142.9 million to $408.2 million at September 30, 2012 from $551.1 million at December 31, 2011 primarily due to cash used in investing and operating activities.

Our net cash used in operating activities increased by $33.5 million to $79.2 million in the nine months ended September 30, 2012, compared to $45.7 million for the nine months ended September 30, 2011. This increase in cash used was primarily attributable to changes in our net contracts in progress and advance billings partially offset by net income.

Our net cash used in investing activities increased by $46.1 million to $135.1 million in the nine months ended September 30, 2012 from $89.0 million in the nine months ended September 30, 2011. This increase in net cash used in investing activities was primarily attributable to additional purchases of investments in the current period, partially offset by higher investments in unconsolidated affiliates in the prior period as well as greater increases in restricted cash in the prior period.

Our net cash provided by (used in) financing activities decreased by $11.1 million to $3.4 million used in financing activities in the nine months ended September 30, 2012 from $7.7 million provided by financing activities for the nine months ended September 30, 2011. This decrease in net cash provided by (used in) financing activities was primarily attributable to increases in debt issuance costs and payments on debt obligations in the current period, as well as less cash from the exercise of stock options in the current period compared to the prior period.

At September 30, 2012, we had restricted cash and cash equivalents totaling approximately $64.7 million, $9.1 million of which was held in restricted foreign accounts, $2.8 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets), $51.8 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments) and $1.0 million of which was held in money market funds maintained by our captive insurer.

At September 30, 2012, we had investments with a fair value of $143.2 million. Our investment portfolio consists primarily of investments in government obligations and short-term commercial paper. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss.

Foreign Operations

Included in our total unrestricted cash and cash equivalents is approximately $106.3 million or 53% related to foreign operations and subsidiaries. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the United States, which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. as the liquidity generated by our U.S. operations is sufficient to meet the cash requirements of our U.S. operations.

On November 5 2012, our board of directors declared a dividend of $0.08 per share payable on December 17, 2012 to shareholders of record on November 19, 2012. In addition, our board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate purchase price of up to $250 million. The Company may repurchase shares from time to time during a two-year period in the open market.

See Note 1 to our unaudited condensed consolidated financial statements included in this report for information on new and recently adopted accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2011 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 4 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

In addition to the risk factor below and the other information in this report, the other factors presented in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2011 are some of the factors that could materially affect our business, financial condition or future results.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. We are currently evaluating whether these requirements apply to us. These requirements will require companies that are subject to the rules to conduct due diligence, and disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of certain components incorporated in our products. In addition, to the extent the rules apply to us, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended September 30, 2012, all of which involved repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2012 – July 31, 2012	54	$24.83	not applicable	not applicable
August 1, 2012 – August 31, 2012	2,654	$25.78	not applicable	not applicable

Total	2,708	$25.76	not applicable	not applicable

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

The Revloc Sites are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and this Item is included in exhibit 95 to this quarterly report on Form 10-Q.

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

Exhibit 10.1*+ - Consulting Agreement by and between Babcock & Wilcox Power Generation Group, Inc. and Richard L. Killion dated as of July 9, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current report on Form 8-K dated July 9, 2012 (File No. 1-34658)).

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

.

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
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized
Representative)

November 7, 2012

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Master Separation Agreement, dated as of July 2, 2010, between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.1*	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2*	Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.1*+	Consulting Agreement by and between Babcock & Wilcox Power Generation Group, Inc. and Richard L. Killion dated as of July 9, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current report on Form 8-K dated July 9, 2012 (File No. 1-34658)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

95	Mine Safety Disclosure

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.
+	Management or compensatory contract.