Form 10-K
period 2012-12-31
Babcock & Wilcox Co
filed 2013-02-28
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

    Yes  ☑    No  ☐

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

    Yes   ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 29, 2012) was approximately $2.9 billion.

The number of shares of the registrant’s common stock outstanding at January 31, 2013 was 114,344,972.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

This segment specializes in engineering, manufacturing, procurement, and erection of equipment used in the power generation industry and various other industries, and the provision of related services, including:

•	engineered-to-order services, products and systems for energy conversion worldwide and related auxiliary equipment, such as burners, pulverizers, soot blowers and ash handling systems;

•	heavy-pressure equipment for energy conversion, such as boilers fueled by coal, oil, bitumen, natural gas, municipal solid waste, biomass and other fuels;

•

environmental control systems, including both wet and dry scrubbers for flue gas desulfurization, modules for selective catalytic reduction of the oxides of nitrogen, equipment to capture particulate matter, such as fabric filter baghouses and wet and dry electrostatic precipitators, and similar devices; and

•	power plant equipment and related heavy mechanical erection services.

We support primarily fossil operating plants with a wide variety of additional services, including the installation of new systems and replacement parts, engineering services, construction, inspection, maintenance and field technical services, such as condition assessments and inventory services. We offer a wide range of construction services through a wholly owned subsidiary including erection of utility and industrial boiler plants and installations of cogeneration facilities and pollution control equipment, such as selective catalytic reduction systems and flue gas desulfurization scrubbers.

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

Our Nuclear Operations segment specializes in the design and manufacture of close-tolerance and high-quality equipment for nuclear applications. In addition, we are a leading manufacturer of critical nuclear components, fuels and assemblies for government and limited commercial uses. We have supplied nuclear components for DOE programs since the 1950s, and we are the largest domestic supplier of research reactor fuel elements for colleges, universities and national laboratories. We also convert or downblend high-enriched uranium into low-enriched fuel for use in commercial reactors to generate electricity. In addition, we have over 100 years of experience in supplying components for defense applications.

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

To further serve the nuclear power industry, through Generation mPower LLC, a joint venture with Bechtel Power, we are actively developing the B&W mPower™ reactor, a small modular reactor design with the flexibility to provide between 180 MW to greater than 1,000 MW of electrical power generation (in increments of 180 MW) and the capacity to operate for a four year operating cycle without refueling. As part of this initiative, the Nuclear Energy segment applied for, and has been selected to receive, funding from the DOE under its Small Modular Reactor Licensing Technical Support Program (“Funding Program”), which provides financial assistance for small modular reactor designs demonstrating, among other things, the ability to support a commercial operating date for a small modular reactor plant by 2022. The Nuclear Energy segment plans to meet all of the requirements of the Funding Program, including the requirement to deploy this technology by 2022. We believe the B&W mPower™ reactor will reduce risks associated with deploying nuclear power and become a flexible, cost-effective solution for meeting increasing electricity needs.

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

Acquisitions

Anlagenbau und Fördertechnik Arthur Loibl GmbH. In November 2011, a subsidiary within our Power Generation segment acquired Anlagenbau und Fördertechnik Arthur Loibl GmbH (“Loibl”), a German-based manufacturer of material handling equipment for $24.2 million. Loibl expands the products, services and global reach of this segment’s Allen-Sherman-Hoff business, which is one of the world’s leading suppliers of ash handling solutions for the power generation and other industries.

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

Gőtaverken Miljő AB. In January 2010, a subsidiary within our Power Generation segment, Babcock & Wilcox Volund A/S (“B&W Volund”), acquired the net assets of Gőtaverken Miljő AB, a flue gas cleaning and energy recovery company based in Gothenburg, Sweden. This business complements our B&W Volund subsidiary, a leading supplier of equipment and technologies designed to convert municipal solid waste and biomass into thermal energy.

Investments

USEC Investment. In May 2010, our subsidiary Babcock & Wilcox Investment Company (“BWICO”) entered into an agreement with Toshiba Corporation (“Toshiba”), which was subsequently assigned to one of its subsidiaries, and USEC Inc. (“USEC”) to make a strategic investment in USEC totaling $200 million payable over three phases. In September 2010, following the satisfaction of certain conditions, including the availability to USEC’s American Centrifuge program of at least $2 billion in uncommitted funds under the DOE’s loan guarantee program for front-end nuclear fuel facilities and the establishment of a joint venture between us and USEC for supply by the joint venture of centrifuges and related equipment for the American Centrifuge program, we made a $37.5 million investment in USEC as part of a definitive agreement for us to make a total $100 million strategic investment in USEC.

In connection with our investment, we received 37,500 shares of USEC Series B-1 12.75% Convertible Preferred Stock and Warrants to purchase 3,125,000 shares of USEC Class B Common Stock at an exercise price of $7.50 per share, which are exercisable between January 1, 2015 and December 31, 2016, and a seat on USEC’s board of directors.

See Note 2 to our consolidated and combined financial statements included in this report for additional information concerning our investment in USEC.

Contracts

We execute our contracts through a variety of methods, including fixed-price, cost-plus, target price cost incentive, cost-reimbursable or some combination of these methods. Contracts are usually awarded through a competitive bid process. Factors that customers may consider include price, plant or equipment availability, technical capabilities of equipment and personnel, efficiency, safety record and reputation.

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

We generally recognize our contract revenues and related costs on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments in profit proportionate to the percentage of completion in the period when we revise those estimates. To the extent that these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material. For the majority of parts orders and certain aftermarket services activities, we recognize revenues as goods are delivered and work is performed.

Our contracts with the U.S. Government are subject to annual funding determinations. In addition, contracts between the U.S. Government and its prime contractors usually contain standard provisions for termination at the convenience of the U.S. Government or the prime contractor. As a U.S. Government contractor, we are subject to federal regulations under which our right to receive future awards of new federal contracts would be unilaterally suspended or barred if we were convicted of a crime or indicted based on allegations of a violation of specific federal statutes. In addition, some of our contracts with the U.S. Government require us to provide advance notice in connection with any contemplated sale or shut down of the relevant facility. In each of those situations, the U.S. Government has an exclusive right to negotiate a mutually acceptable purchase of the facility. The contracts for the management and operation of U.S. Government facilities are awarded through a complex and protracted procurement process. These contracts are generally structured as five-year contracts with five-year renewal options, which are exercisable by the customer, or include provisions whereby the contract durations can be extended as a result of the achievement of certain performance metrics. These are cost-reimbursement contracts with a U.S. Government credit line with some corporate-funded working capital required. However, many new contracts currently in the bidding process and recently awarded have a different structure. While such contracts remain cost-reimbursement contracts, the contractor is required to supply working capital and be reimbursed by the U.S. Government through regular invoicing. These contracts include a fee primarily based on performance, which is evaluated annually.

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

We generally include expected revenue of contracts in our backlog when we receive written confirmation from our customers.

Our backlog at December 31, 2012 and 2011 was as follows:

	December 31,		December 31,
	2012		2011
	(Dollars in millions)
Power Generation	$2,483	43%	$1,947	37%
Nuclear Operations	2,984	52%	2,995	56%
Technical Services	4	0%	14	0%
Nuclear Energy	278	5%	383	7%

Total Backlog	$5,749	100%	$5,339	100%

Of the December 31, 2012 backlog, we expect to recognize revenues as follows:

	2013	2014	Thereafter
	(In approximate millions)
Power Generation	$1,200	$300	$983
Nuclear Operations	1,100	740	1,144
Technical Services	4	—	—
Nuclear Energy	180	40	58

Total Backlog	$2,484	$1,080	$2,185

As of December 31, 2012, our backlog with the U.S. Government, primarily attributable to our Nuclear Operations segment, was approximately $3.0 billion (of which $180.6 million has been awarded but not yet funded), or approximately 52% of our total consolidated backlog. We do not include the value of our unconsolidated joint venture contracts in backlog, which may be material. These unconsolidated joint ventures are included in our Power Generation, Technical Services and Nuclear Energy segments. See Note 3 to our consolidated and combined financial statements included in this report for financial information on our equity method investments.

During the year ended December 31, 2012, the U.S. Government awarded us new orders of approximately $1,153.1 million, $1,078.7 million of which pertains to our Nuclear Operations segment. Major new awards from the U.S. Government are typically received during the fourth quarter of each year, following congressional approval of the budget for the government’s next fiscal year, which starts October 1.

Competition

The competitive environments in which each segment operates are described below.

Power Generation. With more than 140 years of experience, we provide advanced steam generating equipment, emissions control equipment and services. Having supplied worldwide capacity of more than 300,000 megawatts and some of the world’s largest and most efficient steam generating systems, we have a competitive advantage in our experience and technical capability to reliably convert a wide range of fuels to steam. Our strong, installed base in North America also yields competitive advantages in after-market services, although this segment of the market is highly competitive and price sensitive. Through this segment, we compete with a number of domestic and foreign-based companies specializing in steam generating systems technology, equipment and services, including Alstom S.A., Doosan Babcock, Babcock Power, Inc., Foster Wheeler AG., and Hitachi, Ltd.; a variety of engineering and construction companies with respect to the installation of steam-generating systems; a number of additional companies in the markets for environmental control equipment and related specialized industrial equipment and in the independent power-producing business; and other suppliers of replacement parts, repair and alteration services and other services required to retrofit and maintain existing steam systems. The primary bases of competition for this segment are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.

Nuclear Operations. We have specialized technical capabilities that have allowed us to be a valued supplier of nuclear components and fuel for the U.S. Government’s naval nuclear fleet since the 1950s. Because of the technical standards required to meet U.S. Government contracting requirements for nuclear components and the barriers to entry present in this type of environment, competition in this segment is limited. The primary bases of limited competition for this segment are price, high capital investment, technical capabilities and quality of products and services.

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

Nuclear Energy. Our Nuclear Energy segment supplies commercial nuclear steam generators and components. In addition, this segment is actively designing the modular and scalable B&W mPowerTM reactor. B&W has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. With manufacturing operations in the U.S. and Canada, this segment is the only heavy nuclear component manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering and maintenance services, including services for plant outages and power plant construction. Through this segment, we compete with a number of companies specializing in nuclear capabilities including AREVA Inc., The Shaw Group Inc. and Westinghouse Electric Corporation. The primary bases of competition for this segment are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.

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

Power Generation

•

Ebensburg Power Company & Ebensburg Investors Limited Partnership. Through these entities, which were formed by subsidiaries within our Power Generation segment and ESI Energy, Inc. in 1992, we own an interest in and operate a combined solid waste and cogeneration facility located in Cambria County near Ebensburg, Pennsylvania. This facility uses bituminous waste coal for its primary fuel and sells generated electricity to a utility.

•

Halley & Mellowes Pty. Ltd. Diamond Power International, Inc. (“DPII”), one of our wholly owned subsidiaries, owns an interest in this Australian company, which was formed in 1984. Halley & Mellowes Pty. Ltd. sells soot blowers, boiler cleaning equipment, valves and material handling equipment, primarily in Australian markets, all of which are complementary to DPII’s product lines.

•

Babcock & Wilcox Beijing Company, Ltd. We own equal interests in this entity with Beijing Jingcheng Machinery Electric Holding Company, Ltd. Babcock & Wilcox Beijing Company, Ltd. was formed in 1986 and is located in Beijing, China. Its main activities are the design, manufacture, production and sale of various power plant and industrial boilers. It operates the largest heavy drum shop in northern China. This entity expands our markets internationally and provides additional capacity to our Power Generation segment’s boiler business.

•

Thermax Babcock & Wilcox Energy Solutions Private Limited. In June 2010, one of our subsidiaries and Thermax Ltd., a boiler manufacturer based in India, formed a joint venture to build subcritical and highly efficient supercritical boilers and pulverizers for the Indian utility boiler market. We have licensed to the joint venture our technology for subcritical boilers 300 MW and larger, highly efficient supercritical boilers and coal pulverizers. The joint venture is constructing a new 3,000 MW pressure parts facility in India, which we expect to be ready for operations by mid-2013.

Technical Services

•

Pantex Plant. Through Babcock & Wilcox Technical Services Pantex, LLC, a limited liability company we formed with Honeywell International Inc. and Bechtel National, Inc., we manage and operate the Pantex Plant for the DOE. The Pantex Plant is located on a 16,000-acre NNSA site near Amarillo, Texas. Key operations at this facility include evaluating, retrofitting and repairing nuclear devices; dismantling and sanitizing nuclear devices; developing, testing and fabricating high-explosive components; and handling and storing plutonium pits. (See Y-12 National Security Complex discussion below for further information).

•

Y-12 National Security Complex. Through Babcock & Wilcox Technical Services Y-12, LLC, a limited liability company we formed with Bechtel National, Inc. and in which we own a majority interest, we manage and operate the Y-12 National Security Complex for the DOE. Y-12 is located on an 811-acre NNSA site in Oak Ridge, Tennessee. Operations at the site focus on the production, refurbishment and dismantlement of nuclear devices, storage of nuclear material and the prevention of the proliferation of weapons of mass destruction. On January 8, 2013, we were notified that our joint venture, Nuclear Production Partners, LLC (“NP2”), was not selected to lead the NNSA’s combined Management and Operating (“M&O”) contract for the Y-12 National Security Complex and Pantex Plant. On January 18, 2013, NP2 filed a protest against NNSA’s award of the M&O contract.

•

Strategic Petroleum Reserve. Since 1993, this facility has been managed and operated by DM Petroleum Operations Company, an entity we co-owned with DynCorp International, International-Matex Tank and Terminals and Jacobs Engineering Group, Inc. The Strategic Petroleum Reserve stores an emergency supply of crude oil at four sites in huge underground salt caverns along the Texas and Louisiana Gulf Coast. We sold our interest in this entity during 2012.

•

Los Alamos National Laboratory. Since 2006, Los Alamos National Security, LLC, a limited liability company formed in 2005 with the University of California, Bechtel National, Inc., URS Corporation and BWX Technologies, Inc. (“BWXT”), has managed and operated the Los Alamos National Laboratory, a premier national security research institution, delivering scientific and engineering solutions for the nation’s most crucial and complex problems. Located in New Mexico, the Los Alamos National Laboratory conducts ongoing research and development on the measures necessary for certifying the safety and reliability of nuclear devices without the use of nuclear testing for the U.S. Government.

•

Lawrence Livermore National Laboratory. Lawrence Livermore National Security, LLC, a limited liability company formed in 2006 with the University of California, Bechtel National, Inc., URS Corporation and BWXT, manages and operates Lawrence Livermore National Laboratory located in Livermore, California. The laboratory serves as a national resource in science and engineering, focused on national security, energy, the environment and bioscience, with special responsibility for nuclear devices.

•

Savannah River Liquid Waste Disposition Program. In July 2009, Savannah River Remediation LLC, a limited liability company formed by URS Corporation, Bechtel National, Inc., CH2M Hill Constructors, Inc. and Babcock & Wilcox Technical Services Group, Inc. (“B&W TSG”) became the liquid waste contractor for the DOE’s Savannah River Site located in Aiken, South Carolina. The objective of this program is to achieve closure of the Savannah River Site liquid waste tanks in compliance with the Federal Facilities Agreement, utilizing the Defense Waste Processing Facility and Saltstone Facility.

•

Nevada National Security Site. National Security Technologies, LLC (“NSTec”), a limited liability company formed by Northrop Grumman Corporation, AECOM Technology Corporation, CH2M Hill and B&W TSG manages and operates the Nevada Test Site and its related facilities and laboratories for the DOE. Located in Las Vegas, Nevada, NSTec works on projects for other federal agencies such as the Defense Threat Reduction Agency, NASA, the NRC and the U.S. Air Force, Army, and Navy. Missions include defense experimentation and stockpile stewardship, homeland security and defense applications and environmental management.

•

Decontamination & Decommissioning Services. Babcock & Wilcox Shaw Remediation, LLC is a limited liability company formed by B&W TSG and Shaw Environmental & Infrastructure Inc. to provide environmental remediation services for the Bechtel Marine Propulsion Corporation at the Knolls Atomic Power Laboratory in New York, the Bettis Atomic Power Laboratory in Pennsylvania and the Naval Reactor Facility in Idaho.

•

Portsmouth Gaseous Diffusion Plant D&D. Fluor-B&W Portsmouth, LLC is a limited liability company formed by Fluor Federal Services, Inc. and B&W TSG, to provide nuclear operations, decontamination and decommissioning services at the Portsmouth plant in Ohio.

•

Uranium Conversion Operations. Babcock & Wilcox Conversion Services, LLC is a limited liability company formed by B&W TSG and URS Corporation to perform uranium conversion operations at the Paducah Gaseous Diffusion Plant in Kentucky and the Portsmouth Gaseous Diffusion Plant in Ohio.

•

Advanced Mixed Waste Treatment Project (“AMWTP”). Idaho Treatment Group, LLC (“ITG”) is a limited liability company we formed with URS Energy & Construction and EnergySolutions Federal Services, Inc. ITG is responsible for management and operations at the DOE’s AMWTP located in Idaho Falls, Idaho. AMWTP’s purpose is to safely process and dispose of transuranic waste and mixed low-level waste at the Department’s Idaho Site Transuranic Storage Area while maintaining a fully operational facility.

•

West Valley Demonstration Project Phase I Decommissioning and Facility Disposition. CH2M Hill-B&W West Valley is a limited liability company formed by CH2MHILL Constructors, Inc., B&W TSG and Environmental Chemical Corporation. Services provided include project management and support services, site operations, maintenance, utilities, high-level waste canister relocation, facility disposition, waste tank farm management, NRC-licensed disposal area management, waste management and nuclear materials disposition and safeguards and security.

•

Waste Isolation Pilot Plant. Nuclear Waste Partnership, LLC is a limited liability company formed by B&W TSG, URS Corporation and Areva Federal Services, LLC as the major subcontractor. The purpose of the partnership is to manage and operate DOE’s Waste Isolation Pilot Plant in Carlsbad, New Mexico.

Nuclear Energy

•

BWB Maintenance Services. Through our subsidiary B&W Nuclear Maintenance Services, Inc., we formed a limited liability company, BWB Maintenance Services Company, LLC, in partnership with Bartlett Holdings Inc., to perform maintenance and project services for certain Progress Energy (subsequently acquired by Duke Energy) nuclear sites located in North Carolina, South Carolina and Florida.

Foreign Operations

We have foreign operations in our Power Generation and Nuclear Energy segments. Our Canadian operations serve the North American electric utility, industrial power and global nuclear utility markets. Our operations in Denmark provide comprehensive services to companies in the waste-to-energy sector of the power generation market, primarily in eastern and western Europe. Our joint venture in China primarily serves the power generation needs of the Chinese domestic and other utility markets. The functional currency of these entities is not the U.S. Dollar, and as a result, we are subject to exchange rate fluctuations that impact our financial position, results of operations and cash flows. Our combined Power Generation and Nuclear Energy segment revenues, net of intersegment revenues, and income derived from operations located outside of the United States, as well as the approximate percentages of our total consolidated and combined revenues and total consolidated and combined operating income, respectively, for each of the last three years were as follows (dollars in thousands):

	Revenues		Operating Income
	Amount	Percent of Consolidated	Amount	Percent of Consolidated
Year ended December 31, 2012	$684,886	21%	$98,699	28%
Year ended December 31, 2011	$641,612	22%	$57,032	60%
Year ended December 31, 2010	$539,548	20%	$62,587	26%

Our revenues exclude revenues attributable to our joint ventures accounted for under the equity method of accounting, while our operating income includes results from joint ventures accounted for under the equity method.

For additional information on the geographic distribution of our revenues, see Note 17 to our consolidated and combined financial statements included in this report.

Customers

We provide our products and services to a diverse customer base, including utilities and other power producers, businesses in various process industries, such as pulp and paper mills, petrochemical plants, oil refineries and steel mills and the U.S. Government. Our largest customers, as a percentage of our total consolidated and combined revenues, during the years ended December 31, 2012 and 2011 were as follows:

Year Ended December 31, 2012:
U.S. Government	34%
Solid Waste Authority of Palm Beach County	3%

Year Ended December 31, 2011:
U.S. Government	38%
American Electric Power Company, Inc.	6%

The U.S. Government is the primary customer of our Nuclear Operations and Technical Services segments. Revenues from the U.S. Government comprised 99% and 98% of segment revenues for the years ended December 31, 2012 and 2011, respectively, in our Nuclear Operations segment. Revenues from the U.S. Government comprised 41% and 74% of segment revenues for the years ended December 31, 2012 and 2011, respectively, in our Technical Services segment.

Our non-U.S. Government customers that account for a significant portion of revenues in one year may represent an immaterial portion of revenues in subsequent years.

Raw Materials and Suppliers

Our operations use raw materials, such as carbon and alloy steels in various forms and components and accessories for assembly, which are available from numerous sources. We generally purchase these raw materials and components as needed for individual contracts. Our Power Generation and Nuclear Energy segments do not depend on a single source of supply for any significant raw materials. Our Nuclear Operations segment relies on several single-source suppliers for materials used in its products. We believe these suppliers are viable, and we and the U.S. Government expend significant effort to monitor and maintain the supplier base for our Nuclear Operations segment.

Although shortages of some raw materials have existed from time to time, no serious shortage exists at the present time.

Employees

At December 31, 2012, we employed approximately 14,000 persons worldwide. Approximately 3,500 of our employees were members of labor unions at December 31, 2012. Many of our operations are subject to union contracts, which we customarily renew periodically. We consider our relationships with our employees to be satisfactory.

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

Research and Development Activities

Our principal research and development activities are conducted primarily in Barberton, Ohio and Lynchburg, Virginia, and at our various manufacturing plants and engineering and design offices. Our Barberton facility is a world-class institution for the advancement and development of energy conversion and combustion systems, environmental emissions control processes, materials selection and manufacturing technologies for the power generation industry. Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge to research and development cost the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation and Nuclear Energy segments and include costs related to the development of our modular nuclear reactor business, B&W mPowerTM. Research and development activities (including in-kind research and development services described below) totaled $173.9 million, $163.0 million and $102.1 million in the years ended December 31, 2012, 2011 and 2010, respectively, which include amounts paid for by our customers of $53.4 million, $56.6 million and $32.9 million, respectively. We expect to continue significant spending on research and development projects, as we continue development of the B&W mPowerTM reactor technology and other commercial nuclear development projects. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants. In November 2012, our Nuclear Energy segment was selected as the winner of the DOE’s competitively bid Small Modular Reactor (“SMR”) Licensing Technical Support Program, and will receive funding that will support accelerated development of its B&W mPower™ SMR technology.

During the years ended December 31, 2012 and 2011, we recognized $17.9 million and $16.6 million, respectively, of non-cash in-kind research and development costs (included above) related to services contributed by our minority partner to Generation mPower LLC (“GmP”), our majority-owned subsidiary formed in 2011 to oversee the program to develop the small modular nuclear power plant based on B&W mPowerTM technology.

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

Similarly, insurance for certain potential losses or liabilities may not be available or may only be available at a cost or on terms we consider not to be economical. Insurers frequently react to market losses by ceasing to write or severely limiting coverage for certain exposures. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption, property losses from wind, flood and earthquake events, nuclear hazards, war and confiscation or seizure of property in some areas of the world, pollution liability, liabilities related to occupational health exposures (including asbestos), liability related to our executives participating in the management of certain outside entities, professional liability/errors and omissions coverage, the failure, misuse or unavailability of our information systems, the failure of security measures designed to protect our information systems from security breaches and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. In cases where we place insurance, we are subject to the credit worthiness of the relevant insurer(s), the available limits of the coverage, our retention under the relevant policy, exclusions in the policy and gaps in coverage.

Our operations in designing, engineering, manufacturing, constructing and servicing nuclear power equipment and components for our commercial nuclear utility customers, subject us to various risks, including, without limitation, damage to our customers’ property and third party claims for personal injury, environmental liability, death and property damage. To protect against liability for damage to a customer’s property, we endeavor to obtain waivers of liability and subrogation from the customer and its insurer and are usually named as an additional insured under the utility customer’s nuclear property policy. We also attempt to cap our overall liability in our contracts. To protect against liability from claims brought by third parties, we seek to be insured under the utility customer’s nuclear liability policies and have the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act. The Price-Anderson Act limits the public liability of U.S. manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of a certain amount. This amount is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where we provide environmental remediation services, we seek the same protection from our customers as we do for our other nuclear activities. The Price-Anderson Act, as amended, includes a sunset provision and requires renewal each time that it expires. Contracts that were entered into during a period of time that Price-Anderson was in full force and effect continue to receive the benefit of the Price-Anderson Act’s nuclear indemnity. The Price-Anderson Act is set to expire on December 31, 2025. We also provide nuclear fabrication and other services to the nuclear power industry in Canada. Canada’s Nuclear Liability Act generally conforms to international conventions and is conceptually similar to the Price-Anderson Act in the United States. Accordingly, indemnification protections and the possibility of exclusions under Canada’s Nuclear Liability Act are similar to those under the Price-Anderson Act in the United States.

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

We are currently in the process of investigating and remediating some of our current and former operating sites. Although we have recorded reserves in connection with certain of these matters, due to the uncertainties associated with environmental remediation, we cannot assure you that the actual costs resulting from these remediation matters will not exceed the recorded reserves.

Our compliance with U.S. federal, state and local environmental control and protection regulations resulted in pretax charges of approximately $15.3 million, $13.2 million and $13.0 million in the years ended December 31, 2012, 2011 and 2010 respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $3.2 million, $1.8 million and $0.5 million in the years ended December 31, 2012, 2011 and 2010, respectively. We expect to spend another $3.1 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future but anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial condition as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, we can provide no assurance that we will not incur significant environmental compliance costs in the future.

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

The NRC’s decommissioning regulations require our Nuclear Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning each of its licensed facilities at the end of its service life. We provided financial assurance aggregating $43.5 million during the year ended December 31, 2012 with existing letters of credit for the ultimate decommissioning of these licensed facilities. These two facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the Erwin, Tennessee facility. These letters of credit are to cover decommissioning required pursuant to work not subject to this DOE obligation.

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

At December 31, 2012 and 2011, we had total environmental reserves, including provisions for the facilities discussed above, of $49.6 million and $47.3 million, respectively. Of our total environmental reserves at December 31, 2012 and 2011, $3.1 million and $3.2 million, respectively, were included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated and combined financial statements.

Cautionary Statement Concerning Forward-Looking Statements

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “seek,” “goal,” “could,” “intend”, “may,” “should” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	our business strategy;

•	future levels of revenues (including our backlog to the extent it may be viewed as an indicator of future revenues), operating margins, income from operations, net income or earnings per share;

•	anticipated levels of demand for our products and services;

•	future levels of research and development, capital, environmental or maintenance expenditures;

•	our beliefs regarding the timing and effects on our businesses of certain environmental and tax legislation, rules or regulations;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets and businesses;

•	our ability to obtain and maintain appropriate insurance and indemnities;

•	the potential effects of judicial or other proceedings, including tax audits, on our business or businesses, financial condition, results of operations and cash flows;

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation;

•	effective date and expected impact of accounting pronouncements; and

•	our plans regarding the design, research and development, financing and deployment of the B&W mPowerTM reactor.

We have based our forward-looking statements on our current expectations, estimates and projections about our industries and our company. We caution that these statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions on spending by the U.S. Government and power generating companies;

•	the highly competitive nature of our businesses;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings;

•	our ability to perform projects on time, in accordance with the schedules established by the applicable contracts with customers;

•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;

•	volatility and uncertainty of the credit markets;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;

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

•

impact of potential regulatory and industry response affecting the timing and cost of future nuclear development as a result of the March 11, 2011 earthquakes and tsunami on certain of Japan’s nuclear facilities;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	results of tax audits, including a determination by the IRS that the spin-off or certain transactions should be treated as a taxable transaction, and the realization of deferred tax assets;

•	our ability to manage our capital structure, including our access to capital, credit ratings, debt and ability to raise additional financing;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating businesses we acquire;

•	our ability to realize adequate returns and related dividends on our investments in unconsolidated affiliates;

•

our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data;

•	social, political and economic situations in foreign countries where we do business;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims;

•	our ability to obtain and maintain surety bonds, letters of credit, bank guarantees and financing;

•	our ability to obtain and maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	our ability to successfully develop competitive new technologies and products;

•	the aggregated risks retained in our captive insurance subsidiary; and

•	the impact of the loss of insurance rights as part of the Chapter 11 bankruptcy settlement concluded in 2006 involving several of our subsidiaries.

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

Available Information

Our website address is www.babcock.com. We make available through the Investor Relations section of this website under “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Principles; Code of Business Conduct; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Board of Directors Conflicts of Interest Policies and Procedures; Management, Board Members and Independent Director Contact Information; By-laws; and charters for the Audit & Finance, Governance, Compensation and Safety & Security Committees of our Board.

Item 1A.	RISK FACTORS

Risk Factors Related to Our Business

We derive substantial revenues from electric power generating companies and other steam-using industries, with demand for our products and services depending on capital expenditures in these historically cyclical industries. Additionally, recent legislative and regulatory developments relating to clean air legislation are impacting plans for new coal-fired power plants within the United States.

The demand for power generation products and services depends primarily on the capital expenditures of electric power generating companies, paper companies and other steam-using industries and expenditures by original equipment manufacturers. These capital expenditures are influenced by such factors as:

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

For the year ended December 31, 2012, we relied on U.S. Government contracts for approximately 34% of our revenue. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits, which could result in withholding or delaying of payments to us, and termination or modification at the U.S. Government’s convenience. In addition, some of our large, multi-year contracts with the U.S. Government are subject to annual funding determinations and the continuing availability of Congressional appropriations. Although multi-year operations may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal-year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations. In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. Congress has passed a continuing resolution to fund U.S. Government operations through March 27, 2013. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of products and services. As a result, we are subject to ongoing uncertainties associated with U.S. Government budget restraints and other factors affecting government funding.

In August 2011, Congress enacted the Budget Control Act of 2011, which committed the U.S. Government to significantly reducing the federal deficit over ten years. The Budget Control Act established caps on discretionary spending through 2021. It also called for substantial automatic spending cuts split between defense and non-defense programs scheduled to start in March 2013 and continue over a nine-year period. In January 2013, Congress enacted the American Taxpayer Relief Act of 2012, which addressed a number of tax code provisions and certain spending issues, but left in place the automatic spending cuts (although delaying their implementation to March 1, 2013). While we believe our programs are well aligned with national defense and other strategic priorities, the outcome of efforts underway to prevent the automatic spending cuts is uncertain and certain proposed defense spending reductions, if enacted, could adversely impact programs in which we provide products or services. In addition, these cuts could adversely affect the viability of the suppliers and subcontractors under our programs.

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

We also have several significant contracts with the U.S. Government that are subject to periodic renewal and rebidding through a competitive process. If the U.S. Government fails to renew these contracts, our results of operations and cash flows would be adversely affected. In January 2013, we were notified that our joint venture was not selected for the combined M&O contract for the Y-12 National Security Complex and Pantex Plant, although the selection is under protest.

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

Demand for our products and services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic and industry conditions. We continued to experience uncertainty in 2012 from the global economic downturn in 2008-2009. Since 2008, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit and other market factors have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth for the foreseeable future. Volatile oil and natural gas prices, low business and consumer confidence and high unemployment have remained despite economic improvements since 2009.

As a result, some of our customers have delayed, curtailed or cancelled proposed and existing projects and may continue to do so, which may decrease the overall demand for our products and services and adversely affect our results of operations.

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

Our backlog is subject to unexpected adjustments and cancellations and may not be a reliable indicator of future revenues or earnings.

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

We are engaged in highly competitive industries, and we have priced a number of our projects on a fixed-price basis. Our actual costs could exceed our projections. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, however, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, changes in job conditions, variations in labor and equipment productivity and increases in the cost of labor and raw materials, particularly steel, over the term of the contract. These variations and the risks generally inherent in our industries may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on projects. Some of these risks include:

•

difficulties encountered on our large-scale projects related to the procurement of materials or due to schedule disruptions, equipment performance failures, unforeseen site conditions or other factors that may result in additional costs to us, reductions in revenue, claims or disputes;

•	our inability to obtain compensation for additional work we perform or expenses we incur as a result of our customers providing deficient design or engineering information or equipment or materials;

•	requirements to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts; and

•

difficulties in engaging third party subcontractors, equipment manufacturers or materials suppliers or failures by third party subcontractors, equipment manufacturers or materials suppliers to perform could result in project delays and cause us to incur additional costs.

Changes in our effective tax rate and tax positions may vary.

We are subject to income taxes in the United States and numerous foreign jurisdictions. A change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could result in a higher tax rate on our earnings, which could have a material impact on our earnings and cash flows from operations. In addition, significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate could have a material adverse effect on our profitability and liquidity.

Our business could be negatively impacted by security threats, including physical and cybersecurity threats, and other disruptions.

We face various security threats, including cyber threats, threats to the physical security of our facilities and infrastructure (including those that we manage and operate for our customers), and threats from terrorist acts, as well as the potential for business disruptions associated with these threats. Although we utilize a combination of tailored and industry standard security measures and technology to monitor and mitigate these threats, we cannot guarantee that these measures and technology will be sufficient to prevent security threats from materializing.

We have been, and will likely continue to be, subject to cyber-based attacks and other attempts to threaten our information technology systems, including attempts to gain unauthorized access to our proprietary or classified information and attacks from computer hackers, viruses, malicious code and other security problems. As a U.S. Government contractor, we may be prone to a greater number of those threats than companies in other industries. From time to time, we experience system interruptions and delays; however, prior cyber-based attacks directed at us have not had a material adverse impact on our results of operations. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Occurrence of any of these events could adversely affect our internal operations, the services we provide to customers, the value of our investment in research and development efforts and other intellectual property, our future financial results, our reputation or our stock price.

In addition, from time to time we may replace and/or upgrade current financial, human resources and other information technology systems. These activities subject us to inherent costs and risks associated with replacing and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our systems implementations and upgrades may not result in productivity improvements at the levels anticipated, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. Such disruption and any other information technology system disruptions, and our ability to mitigate those disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on us.

We rely on intellectual property law and confidentiality agreements to protect our intellectual property. We also rely on intellectual property we license from third parties. Our failure to protect our intellectual property rights, or our inability to obtain or renew licenses to use intellectual property of third parties, could adversely affect our business.

Our success depends, in part, on our ability to protect our proprietary information and other intellectual property. Our intellectual property could be stolen, challenged, invalidated, circumvented or rendered unenforceable. In addition, effective intellectual property protection may be limited or unavailable in some foreign countries where we operate.

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

In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety’s sole discretion. In addition, we have capacity limits under our credit facility for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2012, we had $217.3 million in letters of credit and bank guarantees, and $468.6 million in surety bonds outstanding.

Volatility and uncertainty of the credit markets may negatively impact our ability to obtain financing.

We intend to finance our existing operations and initiatives with cash and cash equivalents, cash flows from operations, and potential borrowings, including under our revolving credit facility. Our ability to secure such borrowings will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange financing on terms that are acceptable to us. The economic crisis in 2008 and 2009 and related financial industry turmoil resulted in a global tightening of credit markets and restricted access to capital. While we believe the credit markets have improved, uncertainty or deterioration in national or international economic conditions may adversely impact our ability to draw upon our revolving credit facility or obtain financing on favorable terms.

Our debt obligations and credit facility could restrict our operations.

The terms of our credit agreement impose various restrictions and covenants on us that could have adverse consequences, including:

•	limiting our ability to react to changing economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	limiting our ability to invest in joint ventures or acquire other companies;

•	limiting our ability to pay dividends to our stockholders; and

•	limiting our ability to borrow additional funds.

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

Among our opportunities involving new technologies, we are developing the B&W mPower™ reactor, a small modular reactor designed with the flexibility to provide between 180 MW to greater than 1,000 MW of electrical power generation (in increments of 180 MW), and the capability to operate for a four year cycle without refueling. The development, general and administrative and capital costs to develop and commercialize this technology will require a substantial amount of investment over a period of years, and the funding requirements may vary significantly from period to period. We intend to continue with our plan to seek third party funding, however, we can provide no assurance that such third party funding will be provided or that, if provided, it will be sufficient. Commercialization of this technology will require certification from the NRC. There can be no assurance that we will be successful in addressing all the technological challenges to developing and commercializing this technology or in obtaining the required NRC certification. Furthermore, while there currently are various small reactor competitors with limited capability, the potential exists for other competitors to emerge with competing technologies, in some cases with funding readily available, and we can provide no assurance that those competitors will not develop and commercialize similar or superior technologies sooner than we can or at a significant cost or price advantage.

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

We endeavor to identify and obtain in established markets insurance agreements to cover significant risks and liabilities. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates or on terms that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption, property losses from wind, flood and earthquake events, nuclear hazards, war and confiscation or seizure of property in some areas of the world, pollution liability, liabilities related to occupational health exposures (including asbestos), professional liability/errors and omissions coverage, the failure, misuse or unavailability of our information systems, the failure of security measures designed to protect our information systems from security breaches, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against certain uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured or for which we are underinsured could have a material adverse effect on us. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our results of operations.

We are also involved in management and operating activities for the U.S. Government where we are the prime contractor, including the Y-12 National Security Complex and Pantex Plant facilities. These activities involved, among other things, handling nuclear devices and their components from the aging stockpile of the U.S. Government. Most insurable liabilities arising from these sites are not protected in our corporate insurance program. Instead, we rely on government contractual agreements, some insurance purchased specifically for the sites and certain specialized self-insurance programs funded by the U.S. Government. The U.S. Government has historically fulfilled its contractual agreement to reimburse for insurable claims, and we expect it to continue this process during our administration of these two facilities. However, it should be noted that, in most situations, the U.S. Government is contractually obligated to pay subject to the availability of authorized government funds. The reimbursement obligation of the U.S. Government is also conditional, and provisions of the relevant contract or applicable law may preclude reimbursement.

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

Our operations in designing, engineering, manufacturing, supplying, constructing and maintaining nuclear fuel and nuclear power equipment and components subject us to various risks, including:

•	potential liabilities relating to harmful effects on the environment and human health resulting from nuclear operations and the storage, handling and disposal of radioactive materials;

•	unplanned expenditures relating to maintenance, operation, security, upgrades and repairs required by the NRC and other government agencies;

•	limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and

•	potential liabilities arising out of a nuclear incident, whether or not it is within our control.

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

Our operations involve the handling, transportation and disposal of radioactive and hazardous materials, and environmental laws and regulations and civil liability for contamination of the environment or related personal injuries may result in increases in our operating costs and capital expenditures and decreases in our earnings and cash flows.

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

We currently have equity interests in several significant joint ventures and may enter into additional joint venture arrangements in the future. We do not manage all of these entities. Even in those joint ventures that we manage, we are often required to consider the interests of our joint venture partners in connection with major decisions concerning the operations of the joint ventures. In any case, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture participants. We sometimes have joint and several liabilities with our joint venture partners under the applicable contracts for joint venture projects and we cannot be certain that our partners will be able to satisfy any potential liability that could arise. These factors could potentially harm the business and operations of a joint venture and, in turn, our business and operations.

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

We may be unable to realize expected benefits from our Global Competitiveness Initiative and our profitability may be hurt or our business otherwise might be adversely affected.

In order to operate more efficiently and control costs, in 2012 we launched B&W’s Global Competitiveness Initiative, which includes operational and functional efficiency improvements, organizational design changes and manufacturing optimization. These plans are intended to generate operating expense savings through direct and indirect overhead expense reductions as well as other savings. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions and other workforce management issues include delays, additional unexpected costs, changes in restructuring plans that increase or decrease the number of employees affected, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. Variances from these estimates could have a material adverse effect on us. In addition, funding requirements for benefit obligations of our pension and postretirement benefit plans are subject to legislative and other government regulatory actions. As of December 31, 2012, our defined benefit pension and postretirement benefit plans were underfunded by approximately $731.2 million. For additional information regarding our pension plans and postretirement benefits, see Note 6 to the consolidated and combined financial statements for the years ended December 31, 2012, 2011 and 2010 included in this report.

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

We derive a substantial portion of our revenues and equity in income of investees from international operations. Our international operations are subject to political, economic and other uncertainties not generally encountered in our U.S. operations. These include:

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

Under the terms of the tax sharing agreement we entered into in connection with the spin-off, we are generally responsible for any taxes imposed on us or MII and its subsidiaries in the event that the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment. However, if the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment because of actions or failures to act by MII or its subsidiaries, a subsidiary of MII would be responsible for all such taxes. If we are liable for taxes under the tax sharing agreement, that liability could have a material adverse effect on us.

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

Risks Relating to Ownership of Our Common Stock

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

The following table provides the segment name, location and general use of each of our principal properties at December 31, 2012 that we own or lease.

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Power Generation
Barberton, Ohio	Manufacturing facility / administrative office	Owned(1)
West Point, Mississippi	Manufacturing facility	Owned(1)
Lancaster, Ohio	Manufacturing facility	Owned(1)
Copley, Ohio	Warehouse / service center	Owned(1)
Cambridge, Ontario, Canada	Manufacturing facility	Owned
Esbjerg, Denmark	Manufacturing facility	Owned(1)
Dumbarton, Scotland	Manufacturing facility	Owned
Straubing, Germany	Manufacturing facility	Leased (2021)
Guadalupe, NL, Mexico	Manufacturing facility	Leased (2024)
Melville, Saskatchewan, Canada	Manufacturing facility	Owned
Jingshan, Hubei, China	Manufacturing facility	Leased (2013)
Nuclear Operations
Lynchburg, Virginia	Manufacturing facility(3)	Owned
Barberton, Ohio	Manufacturing facility	Owned
Euclid, Ohio	Manufacturing facility	Owned / Leased(2)
Mount Vernon, Indiana	Manufacturing facility	Owned
Erwin, Tennessee	Manufacturing facility	Owned
Technical Services
Lynchburg, Virginia	Administrative office	Leased (2013)
Nuclear Energy
Charlotte, North Carolina	Administrative office	Leased (2019)
Lynchburg, Virginia	Engineering office	Leased (2013)
Cambridge, Ontario, Canada	Manufacturing facility	Owned
Corporate
Charlotte, North Carolina	Administrative office	Leased (2018)

(1)	These properties are encumbered by liens under existing credit facilities.
(2)	We acquired the Euclid facilities through a bond/lease transaction facilitated by the Cleveland Cuyahoga County Port Authority (the “Port”), whereby we acquired a ground parcel and the Port issued bonds, the proceeds of which were used to acquire, improve and equip the facilities, including the acquisition of the larger facility and a 40-year prepaid ground lease for the smaller facility. We are leasing the facilities from the Port with an expiration date of 2014 but subject to certain extension options.
(3)	The Lynchburg, Virginia facility is our Nuclear Operations segment’s primary manufacturing plant and is the nation’s largest commercial high-enriched uranium processing facility. The site is the recipient of the highest rating given by the NRC for license performance. The performance review determines the safe and secure conduct of operations of the facility. The site is also the largest commercial International Atomic Energy Agency-certified facility in the U.S.

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

High and low common stock prices by quarter in the years ended December 31, 2012 and 2011 were as follows:

YEAR ENDED DECEMBER 31, 2012

	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2012	$27.93	$23.30
June 30, 2012	$26.24	$22.86
September 30, 2012	$27.00	$23.86
December 31, 2012	$26.87	$22.72

YEAR ENDED DECEMBER 31, 2011

	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2011	$36.02	$25.60
June 30, 2011	$34.09	$26.23
September 30, 2011	$27.99	$18.05
December 31, 2011	$24.99	$18.91

On November 5, 2012, our board of directors approved an annual cash dividend, payable quarterly, of $0.32 per share. On the same date, our board of directors declared a dividend of $0.08 per share payable on December 17, 2012 to shareholders of record on November 19, 2012. Cash dividends paid in the fourth quarter of 2012 totaled $9.5 million. Our ability to pay dividends may be limited by certain restrictions in our credit agreement. Our Board of Directors will continue to evaluate our cash dividend policy from time to time. On February 8, 2013, our board of directors declared a dividend of $0.08 per share payable on March 12, 2013 to shareholders of record on February 19, 2013.

As of January 31, 2013, there were approximately 2,480 record holders of our common stock.

The following table provides information on our equity compensation plans as of December 31, 2012:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,431,676	$25.65	5,389,515

On November 7, 2012, we announced that our board of directors also authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate value of up to $250 million. We may repurchase shares from time to time during a two-year period in the open market. The following table provides information on our purchases of equity securities during the quarter ended December 31, 2012. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
November 1, 2012 – November 30, 2012	1,606,982	$24.03	1,606,100	$211.4
December 1, 2012 – December 31, 2012	2,302,584	$25.27	2,302,584	$153.2

Total	3,909,566	$24.76	3,908,684

The following graph provides a comparison of our two-year and five-month cumulative total shareholder return through December 2012 to the return of the S&P 500 and our custom peer group. The following graph shall not be deemed to be “soliciting material” or “filed” with the SEC or be subject to Regulation 14A or 14C (other than as provided in Item 201 of Regulation S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that B&W specifically incorporates it by reference into such filing.

(1)	Assumes initial investment of $100 on July 31, 2010.

The peer group used for the two-year and five-month comparison is comprised of the following companies:

•	AECOM Technology Corporation

•	Chicago Bridge & Iron Company

•	Curtiss-Wright Corporation

•	Emcor Group, Inc.

•	Fluor Corporation

•	Foster Wheeler AG

•	Jacobs Engineering Group, Inc.

•	KBR, Inc.

•	MasTec, Inc.

•	Quanta Services, Inc.

•	Shaw Group, Inc.

•	Tetra Tech, Inc.

•	URS Corporation

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended
	2012	2011	2010	2009	2008
	(In thousands, except for per share amounts)
Revenues	$3,291,359	$2,952,040	$2,688,811	$2,854,632	$3,398,574

Income (Loss) before Provision for Income Taxes	$319,418	$94,498	$220,208	$272,154	$(53,257)
Net Income Attributable to The Babcock & Wilcox Company	$227,695	$78,319	$139,939	$171,522	$16,415
Basic Earnings per Common Share(1):
Net Income Attributable to The Babcock & Wilcox Company	$1.92	$0.67	$1.20	$1.48	$0.14

Diluted Earnings per Common Share(1):
Net Income Attributable to The Babcock & Wilcox Company	$1.91	$0.66	$1.19	$1.46	$0.14

Cash Dividends Per Common Share	$0.08	—	—	—	—

Total Assets	$2,840,355	$2,789,111	$2,500,510	$2,603,859	$2,506,841
Current Maturities of Long-Term Debt	$4,062	$4,653	$4,790	$6,432	$9,021
Long-Term Debt	$430	$633	$855	$4,222	$6,109

(1)	On July 30, 2010, 116,225,732 shares of our common stock were distributed to MII shareholders to complete our spin-off from MII. For comparative purposes, and to provide a more meaningful calculation of weighted average shares, we have assumed this amount to be outstanding as of the beginning of each period presented prior to our spin-off in our calculation of basic weighted average shares. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at July 30, 2010 were also outstanding at each of the periods presented prior to our spin-off.

In the fourth quarter of 2012, we elected to change our accounting method for recognizing actuarial gains and losses for our pension and other postretirement benefit plans. Under our new accounting method, we will immediately recognize actuarial gains and losses into earnings in the fourth quarter each year as a component of net periodic benefit cost. This change has been reported through retrospective application of the new accounting method to all periods presented. See Note 6 to our consolidated and combined financial statements included in this report for information on our pension and postretirement benefit plans and Note 20 for disclosures relating to the effect of this change in our accounting method. Also in 2012 we entered into an agreement with the customer of a Nuclear Energy project to settle contract claims resulting in recognition of revenues totaling approximately $18.4 million. In addition, we recorded an impairment totaling $27.0 million associated with our investment in USEC.

In the year ended December 31, 2011, we recorded additional costs totaling approximately $61.8 million ($50.7 million in our Nuclear Energy segment and $11.1 in our Nuclear Operations segment) to complete certain projects attributable to changes in estimate due to productivity and scheduling issues. In addition, we recognized a gain totaling approximately $10.9 million attributable to a settlement with the sellers of Nuclear Fuel Services, Inc. (“NFS”) related to conditions in existence at the acquisition date.

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

We operate in four business segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy. We were a wholly owned subsidiary of MII until July 30, 2010, when MII distributed 100% of our outstanding common stock to the MII shareholders. On and prior to July 30, 2010, our financial position, operating results and cash flows consisted of The Babcock & Wilcox Operations of MII, which represented a combined reporting entity comprised of the assets and liabilities involved in managing and operating the Power Generation Systems and Government Operations segments of MII in addition to two captive insurance companies which have been combined and contributed to B&W in conjunction with the spin-off of B&W by MII.

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

Outlook

Power Generation

We expect the backlog of our Power Generation segment of approximately $2.5 billion at December 31, 2012 to produce revenues of approximately $1.2 billion in 2013, not including any change orders or new contracts that may be awarded during the year. Through this segment, we are actively bidding on and, in some cases, beginning preliminary work on projects that we expect will be awarded to us in 2013 subject to successful contract negotiations. These projects are not currently reflected in backlog.

Our Power Generation segment’s overall activity depends mainly on the capital expenditures of electric power generating companies and other steam-using industries. This segment’s products and services are capital intensive and also dependent on expenditures by original equipment manufacturers. As such, customer demand is heavily affected by the variations in customers’ business cycles, costs of fuel and by the overall economies of the countries in which they operate.

The Environmental Protection Agency (“EPA”) issued proposed final environmental regulations concerning Mercury and Air Toxics Standards (“MATS”) and rules concerning implementation of the Cross State Air Pollution Rule (“CSAPR”) in 2011. On December 30, 2011 the Federal Court of Appeals for the DC Circuit (the “Court”) stayed the CSAPR rules and reinstated EPA regulations from 2005. Oral arguments were held in April 2012. In August 2012, the Court ruled CSAPR, which set stricter limits on sulfur dioxide and nitrogen oxide emissions from power plants in 28 states, violated the Clean Air Act. The ruling leaves CSAPR’s predecessor, the Clean Air Interstate Rule, in place. In October 2012, the EPA appealed the Court’s decision. We believe it could take years for any regulatory response to develop in response to the Court’s ruling.

Uncertainty concerning environmental final rules and regulations could impact our Power Generation segment. For example, instead of adding environmental equipment, some of our customers may decide to close down their least efficient coal-fired boilers. Future decisions to retire boilers would impact our business in a variety of ways, including the servicing and retrofitting of operating power plants. The need to replace retired generating capacity with cleaner technologies would also create business opportunities for us. To generate energy while minimizing the emission of greenhouse gasses, we are actively researching and developing a range of products, including:

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

Changes and the uncertainties described above regarding the regulatory landscape, low natural gas prices and continued uncertainty in the economy have dampened somewhat the expected rate of growth of our environmental business within this segment. Utilities continue to operate coal-fired plants that require the environmental equipment and services that our Power Generation segment provides. However, we now expect that the timeframe over which such projects will be spread will be longer than our original timeframe of three to four years. We now expect the current environmental cycle to expand to a potentially six- or seven-year period, during which we anticipate a more competitive landscape in the near to medium term.

Nuclear Operations

We expect the backlog of our Nuclear Operations segment of approximately $3.0 billion at December 31, 2012 to produce revenues of approximately $1.1 billion in 2013, not including any change orders or new contracts that may be awarded during the year.

The revenues of our Nuclear Operations segment are largely a function of defense spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, we are a significant participant in the defense industry. In August 2011, Congress enacted the Budget Control Act of 2011, which committed the U.S. Government to significantly reducing the federal deficit over ten years. The Budget Control Act will likely constrain discretionary spending by the federal government for a number of years as it capped discretionary spending through 2021. It also established a Joint Committee of Congress to identify an additional $1.2 to $1.5 trillion in deficit reductions by November 23, 2011. The Joint Committee was unable to meet this deadline, triggering a provision, referred to as “sequestration”, that calls for substantial automatic spending cuts split between defense and non-defense programs scheduled to start in March 2013 and continue over a nine-year period. Federal government spending reductions, including through sequestration, could adversely impact U.S. Government programs for which we provide products or services. There is currently no official planning guidance regarding how sequestration would be implemented, if it were to go into effect. As members of Congress and the Administration continue to discuss various options to prevent or defer sequestration, we cannot predict whether any such efforts will succeed. Additionally, while we believe many of our programs are well aligned with national defense and other strategic priorities, and we supply high-end equipment for submarines and aircraft carriers for the U.S. Navy, the outcome of efforts underway regarding sequestration is uncertain and it is possible that spending cuts may be applied to U.S. Government programs across the board, regardless of how programs align with those priorities. There are many variables in how the Budget Control Act could be implemented that will determine its specific impact; however, reductions in federal government spending and sequestration, as currently provided for under the Budget Control Act, could have a material adverse impact on the operating results and cash flows of our Nuclear Operations and Technical Services segments.

Technical Services

A significant portion of this segment’s operations are conducted through joint ventures which typically earn fees and we account for them following the equity method of accounting. See Note 3 to our consolidated and combined financial statements included in this report for financial information on our equity method investments. As a result, this segment reports minimal backlog and revenues.

With our specialized capabilities of full life-cycle management of special nuclear materials, facilities and technologies, our Technical Services segment is well-positioned to continue to participate in the continuing cleanup, operation and management of the nuclear sites and weapons complexes maintained by the DOE.

Contracts for two projects under B&W led management teams, Y-12 and Pantex, ended in 2010 but were extended while the National Nuclear Security Administration (“NNSA”) conducted a contract re-compete process. In addition, the NNSA determined it would be advantageous to combine the management of Y-12 and Pantex into a single management contract. Proposals were submitted to the NNSA in March of 2012. In late July 2012, the Y-12 National Security Complex in Oak Ridge, Tennessee experienced a security breach. Nuclear operations at the site were temporarily ceased for approximately two weeks in early August 2012. All operations have now resumed. The Y-12 security force had been managed by another DOE prime contractor at the time of the incident. The security contract was assigned to our joint venture by the NNSA following the security breach. The contractor responsible for managing the security force at the time of the security breach was terminated and our joint venture took direct responsibility for security at the Y-12 National Security Complex. Following the security breach, a number of immediate changes and security enhancements were instituted, including the removal and replacement of key B&W leadership personnel, restoration of critical security system elements to service and refining and recalibrating of alarm system components to enhance reliability. The security breach adversely affected the fees earned in 2012 by our joint venture that manages and operates the site. After the security breach, the NNSA revised the request for proposal to include the security work scope into the new management contract. Bidders, including the B&W led joint venture, revised proposals in September of 2012. On January 8, 2013, we were notified that our joint venture was not selected to lead the NNSA’s combined Management and Operating (“M&O”) contract for the Y-12 National Security Complex and Pantex Plant. On January 18, 2013, our joint venture, NP2, filed a protest against NNSA’s award of the M&O contract. We will continue to manage both facilities during the protest period. Once the protest has been resolved we will manage both facilities through the transition process, which is expected to take approximately four months once the transition is initiated.

This segment produced $59.7 million of operating income in 2012, a 15% decrease from 2011. We expect operating income attributable to this segment to be lower in 2013 based on the new ownership fee structure for the combined Y-12/Pantex contract, or the eventual loss of the contract resulting from an unsuccessful protest.

Nuclear Energy

We expect the backlog of our Nuclear Energy segment of approximately $278 million at December 31, 2012 to produce revenues of approximately $180 million in 2013, not including any change orders or new contracts that may be awarded during the year.

During 2012, this segment entered into an agreement with Energy Northwest to settle contract claims related to a project for the removal and replacement of the main plant condenser and related parts at Energy Northwest’s Columbia Generating Station, resulting in the recognition of revenues totaling approximately $18.4 million.

We expect to continue our development of the B&W mPower™ reactor. The development, general and administrative and capital costs to develop and commercialize this technology will require a substantial amount of investment over a period of years, and the funding requirements may vary significantly from period to period. We intend to continue with our plan to seek third party funding and/or participation to pursue the development and commercialization of this technology, including potential funding from the DOE in the form of grants subject to successful negotiations concerning terms and conditions. We expect our spending on development of the B&W mPower™ reactor to be consistent in 2013 compared to 2012 levels, excluding any additional third party funding or grants.

In November 2012, our Nuclear Energy segment was selected as the winner of the DOE’s competitively bid Small Modular Reactor (“SMR”) Licensing Technical Support Program, and will receive funding that will support accelerated development of its B&W mPower™ SMR technology.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe the following are our most critical accounting policies that we apply in the preparation of our financial statements. These policies require our most difficult, subjective and complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Contracts and Revenue Recognition. We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts under the guidelines of FASB Topic Revenue Recognition. The use of this method is based on our experience and history of being able to prepare reasonably dependable estimates of the cost to complete our projects. Under this method, we recognize estimated contract revenue and resulting income based on costs incurred to date as a percentage of total estimated costs. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Total estimated costs, and resulting contract income, are affected by changes in the expected cost of materials and labor, productivity, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing of revenue and income recognition. We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report. In the years ended December 31, 2012, 2011 and 2010, we recognized net favorable changes in estimate related to long-term contracts accounted for on the percentage-of-completion basis that increased operating income by approximately $93.1 million, $33.1 million and $112.7 million respectively. The 2012 amount includes approximately $16.9 million of contract losses, net of claims, based on our estimate of costs to complete a project in our Power Generation segment. The 2011 amount includes approximately $61.8 million ($50.7 million in our Nuclear Energy segment and $11.1 in our Nuclear Operations segment) to complete certain projects attributable to unfavorable changes in estimate due to productivity and scheduling issues. The projects in 2011 are now complete.

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

Fixed-price contracts are required to be accounted for under the completed-contract method if we are unable to reasonably forecast cost to complete at start-up. For example, if we have no experience in performing the type of work on a particular project and were unable to develop reasonably dependable estimates of total costs to complete, we would follow the completed-contract method of accounting for such projects. Generally, our management’s policy is not to enter into fixed-price contracts without an accurate estimate of cost to complete. However, it is possible that in the time between contract execution and the start of work on a project, we could lose confidence in our ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed-contract method of accounting for that project. We did not enter into any contracts that we have accounted for under the completed-contract method during 2012, 2011 or 2010.

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions and timing under which our customers may make claims against us for liquidated damages. In the majority of cases in which we have had potential exposure for liquidated damages, such damages ultimately were determined not to be caused by our actions or were not otherwise asserted by our customers. Accordingly, we do not accrue liabilities for liquidated damages unless probable and estimable. As of December 31, 2012, we had not accrued for approximately $6.0 million of potential liquidated damages that are not currently due under the particular contract but which we believe could be asserted based upon our current expectations of the time to complete a certain project in our Power Generation segment. We do not believe any of these potential liquidated damages are probable of being assessed due primarily to their relationship to unforeseen worksite conditions that we believe are the responsibility of our customer. We are in active discussions with our customer on the issues giving rise to delays in this project, and we believe we will be successful in obtaining schedule extensions that should resolve the potential for liquidated damages liability. However, we may not achieve relief on some or all of the issues.

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

We depreciate our property, plant and equipment using the straight-line method, over estimated economic useful lives of eight to 40 years for buildings and two to 28 years for machinery and equipment. We expense the costs of maintenance, repairs and renewals, which do not materially prolong the useful life of an asset, as we incur them.

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

Self-Insurance. We have a wholly owned insurance subsidiary that provides employer’s liability, general and automotive liability and workers’ compensation insurance and, from time to time, builder’s risk insurance within certain limits to our companies. We may also have business reasons in the future to have our insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend lines, projected growth patterns, inflation and exposure forecasts. The assumptions we make with respect to each of these factors represent our judgment as to the most probable cumulative impact of each factor on our future obligations. Our calculation of self-insurance liabilities requires us to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. We engage the services of an actuarial firm to assist us in the calculation of our liabilities for self-insurance. While the actual outcome of insured claims could differ significantly from estimated amounts, these loss estimates and accruals recorded in our financial statements for claims have historically been reasonable in light of the actual amount of claims paid. Provisions for exposure to self-insurance claims and the related payments of claims have historically not had a material adverse impact on our consolidated financial position, results of operations and cash flows, and we do not expect these provisions to have a material impact on our self-insurance programs in the future.

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

In the fourth quarter of 2012, we elected to change our accounting method for recognizing actuarial gains and losses for our pension and other postretirement benefit plans. Historically, these gains and losses were recognized as a component of accumulated other comprehensive income on our consolidated balance sheets and we amortized these actuarial gains and losses into earnings over the average remaining service period of our Canadian plans to the extent such gains and losses exceeded a corridor and for our domestic plans we used an amortization method over the average remaining service period without the use of a corridor. Under our new accounting method, we will immediately recognize actuarial gains and losses into earnings in the fourth quarter each year as a component of net periodic benefit cost. This change in accounting will have no impact on the funding of our pension and other postretirement benefit plans or the Company’s cash flow. This change has been reported through retrospective application of the new accounting method to all periods presented. See Note 6 to our consolidated and combined financial statements included in this report for information on our pension and postretirement benefit plans and Note 20 for disclosures relating to the effect of this change in our accounting method.

Loss Contingencies. We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation, as discussed in Note 10 to our consolidated and combined financial statements included in this report. We have accrued our estimates of the probable losses associated with these matters. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to the possibility of multiple actions by third parties. Therefore, it is possible that future earnings could be affected by changes in our estimates related to these matters.

Goodwill. In accordance with FASB Topic Intangibles – Goodwill and Other, we perform periodic testing of goodwill for impairment. We utilize a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss. The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Each year, we evaluate goodwill at each reporting unit to assess recoverability and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. We determined that both the income and market valuation approaches provide inputs into the estimate of the fair value of our reporting units, which would be considered by market participants. Under the income valuation approach, we employ a discounted cash flow model to estimate the fair value of each reporting unit. This model requires the use of significant estimates and assumptions regarding future revenues, costs, margins, capital expenditures, changes in working capital, terminal year growth rate and cost of capital. Our cash flow models are based on our forecasted results for the applicable reporting units. Actual results could differ from our projections. Under the market valuation approach, we employ the guideline publicly traded company method, which indicates the fair value of the equity of each reporting unit by comparing it to publicly traded companies in similar lines of business. After identifying and selecting guideline companies, we analyze their business and financial profiles for relative similarity. Factors such as size, growth, risk and profitability are analyzed and compared to each of our reporting units. We have completed our annual review of goodwill for each of our reporting units for the year ended December 31, 2012, which indicated that we had no impairment of goodwill. The fair value of our reporting units was substantially in excess of carrying value.

Asset Retirement Obligations and Environmental Clean-up Costs. We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility’s life, which is a requirement of our licenses from the NRC. In accordance with the FASB Topic Asset Retirement and Environmental Obligations, we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. In estimating fair value, we use present value of cash flows expected to be incurred in settling our obligations. To the extent possible, we perform a marketplace assessment of the cost and timing of performing the retirement activities. We apply a credit-adjusted risk-free interest rate to our expected cash flows in our determination of fair value. When we initially record such a liability, we capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of a liability, we will settle the obligation for its recorded amount or incur a gain or loss. This topic applies to environmental liabilities associated with assets that we currently operate and are obligated to remove from service. For environmental liabilities associated with assets that we no longer operate, we have accrued amounts based on the estimated costs of clean-up activities, net of the anticipated effect of any applicable cost-sharing arrangements. We adjust the estimated costs as further information develops or circumstances change. An exception to this accounting treatment relates to the work we perform for two facilities for which the U.S. Government is obligated to pay substantially all the decommissioning costs.

Income Taxes. Income tax expense for federal, foreign, state and local income taxes are calculated on pre-tax income based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess deferred taxes and the adequacy of the valuation allowance on a quarterly basis. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of provision for income taxes on our Statements of Income.

Warranty. We account for warranty costs to satisfy contractual warranty requirements as an accrued estimated expense included in cost of operations on our consolidated and combined statements of income recognized in conjunction with the associated revenue on the related contracts. In addition, we make specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Factors that impact our estimate of warranty costs include prior history of warranty claims and our estimates of future costs of materials and labor. Our future warranty provisions may vary from what we have experienced in the past.

Stock-Based Compensation. We account for stock-based compensation in accordance with FASB Topic Compensation – Stock Compensation. Under the fair value recognition provisions of this statement, the cost of employee services received in exchange for an award of equity instruments is measured at the grant date based on the fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. We use a Black-Scholes model to determine the fair value of certain share-based awards, such as stock options and stock appreciation rights. The determination of the fair value of a share-based payment award using an option-pricing model requires the input of highly subjective assumptions, such as the expected life of the award and stock price volatility. For liability-classified awards, such as cash-settled restricted stock units and performance units, fair values are determined at grant date using the closing price of our common stock and are remeasured at the end of each reporting period through the date of settlement.

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

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

The Babcock & Wilcox Company

Consolidated revenues increased 11.5%, or $339.3 million, to $3.29 billion in the year ended December 31, 2012 compared to $2.95 billion in 2011. Our Power Generation segment revenues increased $244.5 million, or 15.9%, primarily attributable to increased revenue in our new build environmental equipment and new build steam generation systems businesses, partially offset by decreases in our aftermarket services business. Our Nuclear Operations segment experienced a $54.8 million, or 5.3%, increase in revenues, primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs and increased volume in our naval nuclear fuel and downblending activities. Our Technical Services segment revenues decreased $11.8 million, or 9.9%. In addition, our Nuclear Energy segment revenues increased $4.6 million, or 1.4%.

Consolidated operating income increased $250.9 million to $346.6 million in the year ended December 31, 2012 from $95.7 million in 2011. Operating income includes actuarial gains and losses related to our pension and postretirement plans, which were fourth quarter non-cash losses totaling $31.9 million and $215.4 million in 2012 and 2011, respectively. We experienced increased operating income in our Nuclear Operations segment associated with the revenue growth discussed above totaling $31.9 million. Operating income for our Nuclear Energy segment increased $54.0 million, primarily attributable to project costs to complete the condenser replacement project at Columbia Generating Station recognized during 2011 that did not reoccur in 2012. These increases were partially offset by decreased operating income in our Technical Services segment totaling $10.2 million, primarily due to reduced award fees earned in 2012 and increased corporate expenses which totaled $7.6 million. Operating income in our Power Generation segment was relatively unchanged in 2012. See Note 20 to our consolidated and combined financial statements included in this report for additional information concerning the change in accounting method for our pension and post-retirement plans.

Power Generation

Revenues increased 15.9%, or $244.5 million, to $1,786.0 million in the year ended December 31, 2012, compared to $1,541.5 million in 2011, primarily attributable to a $210.7 million increase in our new build environmental equipment business and a $94.4 million increase in our new build steam generation systems business. In our new build environmental equipment business, the increase in revenues was principally driven by ongoing engineering, procurement and construction activities on projects as a result of new environmental rules and regulations. In our new build steam generation systems business, the main driver for this increase in revenues was a significant increase in activity on waste-to-energy and biomass boiler projects. These increases were partially offset by lower revenues of $53.1 million in our aftermarket services business primarily due to lower construction activities on boiler retrofit service projects and boiler replacement parts sales to existing power plants largely as a result of reduced demand from coal fired power plants due to lower natural gas prices. The aftermarket services business did however experience an increase in aftermarket environmental parts, services and construction activities as customers invested to keep their existing environmental equipment in compliance with new environmental rules and regulations.

Operating income was relatively unchanged at $183.4 million in the year ended December 31, 2012 compared to $184.0 million in 2011. The increases in revenues discussed above were partially offset by more competitive profit margins from the early market cycle of environmental projects along with a lower level of project improvements on project closeouts than experienced in the prior year period. We also experienced a decrease in equity in income of investees totaling $8.4 million, primarily attributable to lower production and project activities at our joint venture in China. In addition, we incurred increased research and development expenses totaling $1.6 million for the period in 2012 as compared to the same period in the prior year. Further, we experienced impairment charges totaling $3.2 million in 2012 and gains on asset disposals totaling $3.5 million in 2011.

Nuclear Operations

Revenues increased 5.3%, or $54.8 million, to $1,098.0 million in the year ended December 31, 2012 compared to $1,043.2 million in the corresponding period of 2011, primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs totaling $36.2 million and increased volume in our naval nuclear fuel and downblending activities totaling $18.6 million as compared to the corresponding period of 2011.

Operating income increased $31.9 million to $226.3 million in the year ended December 31, 2012 compared to $194.4 million in the corresponding period in 2011, primarily due to improved contract performance for the manufacturing of nuclear components for U.S. Government programs totaling $23.4 million. Our naval nuclear fuel and downblending operating income also increased $8.5 million compared to 2011. Included in operating income for 2011 is a $10.9 million gain resulting from a favorable settlement with the previous owner of NFS. Contract performance associated with naval nuclear fuel and downblending activities improved $19.4 million compared to 2011.

Technical Services

Revenues decreased 9.9%, or $11.8 million, to $107.9 million in the year ended December 31, 2012 compared to $119.7 million for the corresponding period of 2011. These decreases are primarily attributable to a decrease in our specialty manufacturing work scope associated with the American Centrifuge program totaling $8.9 million and a decrease in our international contract support services associated with the Fukushima event totaling $3.5 million, partially offset by an increase in environmental remediation services.

Operating income decreased $10.2 million to $59.7 million in the year ended December 31, 2012 compared to $69.9 million in the corresponding period of 2011. This decrease is principally due to decreased award fees earned on our NNSA management contracts totaling $7.9 million, primarily attributable to our Oak Ridge, Tennessee and Los Alamos, New Mexico sites. We also experienced a decrease in operating income totaling $3.8 million associated with the decreased revenues from the American Centrifuge program discussed above and increased selling, general and administrative expenses totaling $3.3 million associated with higher bid and proposal activity. These amounts were offset by increased environmental remediation services income totaling $1.4 million and lower research and development expenses totaling $1.2 million.

Nuclear Energy

Revenues increased 1.4%, or $4.6 million, to $326.0 million in the year ended December 31, 2012 compared to $321.4 million in the corresponding period of 2011, primarily attributable to increased activity in our nuclear services and nuclear equipment businesses of $18.5 million principally due to timing of customer outage projects and execution of our long-term equipment manufacturing contracts. This revenue increase was partially offset by lower revenue in our nuclear projects business due to the completion of a major project in the prior year. For the year ended December 31, 2012, revenues in our nuclear projects business also included $18.4 million from the May 2012 claims settlement agreement reached with Energy Northwest related to a condenser replacement project at the Columbia Generating Station in 2011.

Operating income increased $54.0 million to a loss of $62.9 million in the year ended December 31, 2012 compared to a loss of $116.9 million in the corresponding period of 2011, primarily due to $50.7 million of project costs to complete the condenser replacement project at Columbia Generating Station recognized during the year ended December 31, 2011 and $18.1 million income (net of related expenses) recognized in the year ended December 31, 2012 associated with the May 2012 settlement discussed above. In addition, operating income in our nuclear services and nuclear equipment businesses increased by $3.6 million associated with the increased revenue discussed above. These increases were partially offset by $12.1 million of increased research and development costs related to the continued development of the B&W mPower™ reactor, including a $1.4 million increase in non-cash in-kind research and development services contributed by GmP’s minority partner. In addition, we experienced increases in selling, general and administrative expenses totaling $4.7 million related to the continued expansion of our presence in the commercial nuclear energy industry.

Corporate

Unallocated corporate expenses increased $7.6 million to $28.0 million in the year ended December 31, 2012, as compared to $20.4 million in 2011, mainly due to higher information technology costs, outside consultant costs and a decrease in operating results in our captive insurance company in 2012 compared to 2011.

Other Income Statement Items

Other income (expense)—net decreased $26.9 million to a loss of $24.9 million in the year ended December 31, 2012, as compared to income of $2.0 million for the corresponding period in 2011, primarily due to the impairment of our USEC investment totaling $27.0 million which we recognized in the three months ended September 30, 2012.

Net Loss (Income) Attributable to Noncontrolling Interest

Net Loss (Income) Attributable to Noncontrolling Interest increased $2.4 million in the year ended December 31, 2012 compared to 2011, primarily attributable to noncontrolling interest recognition of losses incurred in connection with development efforts associated with GmP.

Provision for Income Taxes

For the year ended December 31, 2012, our provision for income taxes increased $78.0 million to $101.9 million, while income before provision for income taxes increased $224.9 million to $319.4 million. Our effective tax rate was approximately 31.9% for 2012, as compared to 25.3% for 2011. The increase in our effective tax rate is primarily attributable to a significant shift in jurisdictional mix of pre-tax earnings in 2012 as compared to 2011, and the temporary expiration in 2012 of the U.S. research & development tax credit, offset in part by a reduction of reserves for uncertain tax positions.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions were as shown below:

	Income before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	2012	2011	2012	2011	2012	2011
	(In thousands)		(In thousands)
United States	$222,840	$39,417	$78,868	$17,172	35.4%	43.6%
Non-United States	96,578	55,081	22,993	6,708	23.8%	12.2%

Total	$319,418	$94,498	$101,861	$23,880	31.9%	25.3%

We are subject to U.S. federal income tax at a statutory rate of 35% on our U.S. operations plus the applicable state income taxes on our profitable U.S. subsidiaries. Our non-U.S. earnings are subject to tax at various tax rates and under various tax regimes, including deemed profits tax regimes.

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. Some provisions of this law provide for retroactive changes to the 2012 tax year which we did not consider in determining our effective tax rate for 2012. The impact of these retroactive changes will be recorded in the first quarter of 2013.

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

Consolidated operating income decreased $153.2 million from $248.9 million in 2010 to $95.7 million in 2011. Operating income includes actuarial losses related to our pension and postretirement plans, which were fourth quarter non-cash losses totaling $215.4 million and $91.5 million in 2011 and 2010, respectively. Our Nuclear Energy segment experienced an increase in its operating loss totaling $90.5 million compared to the year ended December 31, 2010, attributable to increased research and development expenses and increased costs to complete a nuclear project contract. Operating income in our Nuclear Operations segment increased $25.8 million in 2011 compared to 2010, and by $22.8 million in our Technical Services segment. In addition, our Power Generation segment experienced an increase in operating income totaling $14.9 million in 2011 while our Unallocated Corporate expenses were higher in 2011 compared to 2010 by $2.4 million.

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

Operating income increased $14.9 million to $184.0 million in the year ended December 31, 2011 compared to $169.1 million in the corresponding period of 2010. This increase is attributable to the net increase in revenues discussed above from our new build steam generation systems business and aftermarket services business partially offset by our lower operating income in our new build environmental equipment business. We also experienced a decrease in our selling, general and administrative expenses totaling approximately $4.4 million in the year ended December 31, 2011 compared to the corresponding period of 2010, primarily due to various cost savings programs that began in 2010, partially offset by higher expenses in support of increased bidding activity on environmental and other new business opportunities. In addition, we experienced a decrease in research and development expenses of $4.3 million in the year ended December 31, 2011 compared to the corresponding period of 2010. We also experienced higher levels of operating income in 2010 attributable to the completion and closeout of several projects. Our equity in income of investees decreased $5.0 million in the year ended December 31, 2011 primarily as a result of higher margins in 2010 attributable to reductions in cost on material purchases experienced in our joint venture in China, and increased spending incurred in 2011 with the start up of our joint venture in India.

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

Operating income increased $25.8 million to $194.4 million in the year ended December 31, 2011 from $168.6 million in the corresponding period of 2010. Our manufacturing operations contributed $177.0 million to operating income for the twelve months ended December 31, 2011 resulting in a $5.9 million increase compared to the corresponding period of 2010. In addition, NFS generated operating income of $17.4 million in the twelve months ended December 31, 2011 compared to an operating loss of $2.5 million in 2010. Included in NFS’ operating income for the twelve months ended December 31, 2011 is a $10.9 million gain resulting from a settlement with the previous owner of NFS, and $11.1 million in cost increases on certain downblending contracts due to productivity and processing issues. In addition, in 2010 NFS recorded an $8.7 million gain as a result of a change in estimate of an environmental reserve.

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

Operating income increased $22.8 million to $69.9 million in the year ended December 31, 2011 compared to $47.1 million in the corresponding period of 2010. This improved performance is primarily attributable to an increase in equity income from investees totaling $9.6 million due to higher fees at our government sites of $1.8 million and three new contract awards totaling $7.8 million. In addition, we experienced increases in operating income attributable to production schedules in specialty manufacturing activities totaling $3.0 million, increased scope on one of our environmental remediation services contracts totaling $2.5 million, and increased fees at a government site in Nevada of $2.2 million. Additionally, we experienced lower research and development expenses of $2.9 million.

Nuclear Energy

Revenues increased 63.7%, or $125.1 million, to $321.4 million in the year ended December 31, 2011 compared to $196.3 million in the corresponding period of 2010, primarily attributable to increased activity in our nuclear equipment, nuclear projects and nuclear services businesses.

Operating income decreased $90.5 million to a loss of $116.9 million in the year ended December 31, 2011 compared to a loss of $26.4 million in the corresponding period of 2010. We experienced $43.5 million of increased research and development costs related to the continued development of the B&W mPowerTM reactor, including $16.6 million of non-cash in-kind research and development services contributed by GmP’s minority partner. We also experienced an increase in our selling, general and administrative expenses totaling $16.1 million as we continue to expand our Nuclear Energy segment and increase our presence in the nuclear energy industry. In addition, we recorded increased project costs to complete a nuclear project contract totaling approximately $50.1 million during the year ended December 31, 2011 attributable to productivity, scheduling, scoping and execution issues. This project is now complete. There are no offsetting claims or equitable adjustments included in these loss provisions. These costs were partially offset by improved margins in our nuclear equipment and nuclear services businesses.

Corporate

Unallocated corporate expenses increased by $2.4 million from $18.0 million in the year ended December 31, 2010 to $20.4 million in 2011, due to higher pension expense, partially offset by lower information technology expenses, reduced legal and other professional service expenses, and improved operating results in our captive insurance company.

Other Income Statement Items

Interest expense decreased $8.4 million in the year ended December 31, 2011 compared to 2010, primarily due to a decrease in interest expense attributable to intercompany borrowings in 2010 between B&W and MII that were in existence prior to the spin-off.

Other income (expense) – net increased $18.9 million to income of $2.0 million in the year ended December 31, 2011 compared to expense of $16.9 million in 2010, primarily due to foreign currency exchange losses incurred in 2010, and increased dividend income on our USEC investment in 2011 compared to 2010.

Net Loss (Income) Attributable to Noncontrolling Interest

Net Loss (Income) Attributable to Noncontrolling Interest increased $8.0 million in the year ended December 31, 2011 compared to 2010 primarily attributable to noncontrolling interest recognition of losses incurred in connection with development efforts associated with GmP.

Provision for Income Taxes

For the year ended December 31, 2011, our provision for income taxes decreased $56.1 million to $23.9 million, while income before provision for income taxes decreased $125.7 million to $94.5 million. Our effective tax rate was approximately 25.3% for 2011, as compared to 36.3% for 2010. The decrease in our effective tax rate is primarily attributable to a significant shift in the jurisdictional mix of our pre-tax earnings, and settlements with certain tax authorities, offset in part by nondeductible in-kind research and development expenses and increases in our valuation allowance attributable to state income taxes.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions were as shown below:

	Income before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	2011	2010	2011	2010	2011	2010
	(In thousands)		(In thousands)
United States	$39,417	$174,242	$17,172	$70,372	43.6%	40.4%
Non-United States	55,081	45,966	6,708	9,633	12.2%	21.0%

Total	$94,498	$220,208	$23,880	$80,005	25.3%	36.3%

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

EFFECTS OF INFLATION AND CHANGING PRICES

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, using historical U.S. dollar accounting (“historical cost”). Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the U.S. dollar, especially during times of significant and continued inflation.

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

LIQUIDITY AND CAPITAL RESOURCES

Our overall liquidity position, which we generally define as our unrestricted cash and investments plus amounts available for borrowings under our credit facility, remained strong in 2012. Our liquidity position at December 31, 2012 increased by approximately $42.2 million to $1,018.5 million from $976.3 million at December 31, 2011, mainly due to factors discussed below, and the changes in our cash flows from operating, investing and financing activities. We experienced net cash generated from operations in each of the years ended December 31, 2012, 2011 and 2010. Typically, the fourth quarter has been the period of highest cash flows from operating activities, primarily attributable to payments received from the U.S. Government on accounts receivable retainages, cash dividends received from our joint ventures and strong working capital performance.

Credit Facility

On June 8, 2012, B&W entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent, which amends and restates our previous Credit Agreement dated May 3, 2010. The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $700 million, and is scheduled to mature June 8, 2017. The proceeds of the Credit Agreement are available for working capital needs and other general corporate purposes. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $1.0 billion for all revolving loan and letter of credit commitments.

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

The Credit Agreement contains financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, the level of debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt and mergers. At December 31, 2012, we were in compliance with all of the covenants set forth in the Credit Agreement. A comparison of the key financial covenants and current compliance at December 31, 2012 is as follows:

	Required	Actual
Less than
Maximum leverage ratio	2.75 to 1.0	0.06 to 1.0

Greater than
Minimum interest coverage ratio	4.0 to 1.0	78.13 to 1.0

Loans outstanding under the Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 2.25% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month Eurocurrency rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 1.25% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. Under the Credit Agreement, we are charged a commitment fee on the unused portions of the Credit Agreement and that fee varies between 0.225% and 0.350% per year depending on the credit ratings of the Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.25% and 2.25% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.80% and 1.25% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, we paid upfront fees to the lenders thereunder, and arrangement and other fees to the arrangers and agents of the Credit Agreement. At December 31, 2012, there were no borrowings outstanding and letters of credit issued under the Credit Agreement totaled $157.9 million, resulting in $542.1 million available for borrowings or to meet letter of credit requirements. The applicable interest rate at December 31, 2012 under this facility was 3.75% per year for revolving loans.

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

Other Arrangements

Certain foreign subsidiaries within our Power Generation segment have credit arrangements with various commercial banks and other financial institutions for the issuance of bank guarantees in association with contracting activity. The aggregate value of all such bank guarantees as of December 31, 2012 was $59.4 million.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety’s discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2012, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $468.6 million.

OTHER

Foreign Operations

Included in our total unrestricted cash and cash equivalents is approximately $172.8 million or 45% related to foreign operations and subsidiaries. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the United States, which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. as the liquidity generated by our U.S. operations is sufficient to meet the cash requirements of our U.S. operations.

Cash, Cash Equivalents, Restricted Cash and Investments

In the aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by approximately $10.8 million to $540.3 million at December 31, 2012 from $551.1 million at December 31, 2011, primarily due to the items discussed below.

Our working capital increased by approximately $109.5 million to $441.8 million at December 31, 2012 from $332.3 million at December 31, 2011, attributable to a reduction in total current liabilities in 2012 related to accrued employee benefits, primarily due to lower anticipated fundings to our pension plans in 2013 compared to 2012 attributable to MAP-21 legislation, which reduces required contributions for single-employer pension plans.

Our net cash provided by operating activities was approximately $184.9 million in the year ended December 31, 2012 compared to $173.6 million in the year ended December 31, 2011. This difference was primarily attributable to changes in net contracts in progress and advance billings.

Our net cash used in investing activities decreased by approximately $42.9 million to approximately $111.4 million in the year ended December 31, 2012 from approximately $154.3 million in the year ended December 31, 2011. This decrease in net cash used in investing activities was primarily attributable to a decrease in restricted cash in the current year compared to an increase in the prior year.

Our net cash used in financing activities increased by approximately $115.5 million to cash used in financing activities of $108.0 million in the year ended December 31, 2012 from $7.5 million provided by financing activities in the year ended December 31, 2011. This increase in net cash used in financing activities was primarily attributable to the repurchase of common shares and the payment of dividends in 2012.

At December 31, 2012, we had restricted cash and cash equivalents totaling $63.9 million, $8.0 million of which was held in restricted foreign cash accounts, $2.9 million of which was held for future decommissioning of facilities (which is included in other assets on our consolidated balance sheets), $51.9 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments), and $1.1 million of which was held in money market funds maintained by our captive insurer.

At December 31, 2012, we had short-term and long-term investments with a fair value of $92.9 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments.

Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income. Our net unrealized gain/loss on investments is currently in an unrealized gain position totaling approximately $0.6 million at December 31, 2012. At December 31, 2011, we had unrealized gains on our investments totaling approximately $0.2 million. Based on our analysis of these investments, we believe that none of our available-for-sale securities were permanently impaired as of December 31, 2012.

Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

Our cash requirements as of December 31, 2012 under current contractual obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt principal (a)	$4,492	$4,062	$430	$—	$—
Lease payments	$43,935	$10,313	$19,919	$8,968	$4,735

We expect cash requirements totaling approximately $75.3 million for contributions to our pension plans in 2013, which includes approximately $57.1 million for our Power Generation segment and $18.2 million for Corporate. In addition, we anticipate cash requirements totaling approximately $13.3 million for contributions to our other postretirement benefit plans in 2013, which includes approximately $2.1 million to our funded postretirement benefit arrangements in our Nuclear Operations segment.

(a)	Interest payments on these borrowings as of December 31, 2012 are not significant.

Our contingent commitments under letters of credit, bank guarantees and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)
$685,986	$295,484	$46,054	$326,599	$17,849

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have exposure to changes in interest rates on the Credit Agreement (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”). At December 31, 2012, we had no outstanding borrowings under this facility. We have no material future earnings or cash flow exposures from changes in interest rates on our other long-term debt obligations.

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

	Principal Amount by Expected Maturity
	(In thousands)
At December 31, 2012:								Fair Value at
	Years Ending December 31,							December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	2012
Investments	$88,750	—	—	—	—	$3,511	$92,261	$92,859
Average Interest Rate	0.29%	—	—	—	—	0.36%
Long-term Debt	$4,062	$215	$215	—	—	—	$4,492	$4,529
Average Interest Rate	6.28%	0.46%	0.46%	—	—	—

At December 31, 2011:								Fair Value at
	Years Ending December 31,							December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	2011
Investments	$69,422	—	—	—	—	$2,957	$72,379	$72,580
Average Interest Rate	0.24%	—	—	—	—	0.37%
Long-term Debt	$4,653	$205	$210	$218	—	—	$5,286	$5,350
Average Interest Rate	6.99%	1.97%	1.97%	1.97%	—	—

Exchange Rate Sensitivity

The following table provides information about our foreign currency exchange (“FX”) forward contracts outstanding at December 31, 2012 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average FX rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual FX rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands)

Foreign Currency	Year Ending December 31, 2013	Fair Value at December 31, 2012	Average Contractual Exchange Rate
British Pound Sterling	$707	$11	1.5832
British Pound Sterling (selling Euros)	$855	$(14)	0.8094
Canadian Dollars	$42,724	$1,527	1.0383
Canadian Dollars (selling Japanese Yen)	$6,542	$580	78.7183
Danish Krone	$13,771	$28	5.6342
Danish Krone (selling Swedish Krona)	$16,374	$(1,479)	1.2636
Euros	$1,661	$52	1.2852
Euros (selling Canadian Dollars)	$195	$4	1.2956
Euros (selling Swedish Krona)	$284	$(18)	9.1843
Japanese Yen (selling Canadian Dollars)	$14,636	$(1,335)	78.2112
Swedish Krona (selling Danish Krona)	$2,368	$34	1.1712
Swedish Krona (selling Euros)	$213	$14	9.2215
U.S. Dollars (selling Canadian Dollars)	$447	$(7)	1.0113

Foreign Currency	Year Ending December 31, 2014	Fair Value at December 31, 2012	Average Contractual Exchange Rate
British Pound Sterling	$6,230	$191	1.5583
Canadian Dollars	$62,777	$3,759	1.0725
U.S. Dollars (selling Canadian Dollars)	$467	$(12)	1.0337

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Babcock & Wilcox Company:

We have audited the accompanying consolidated balance sheets of The Babcock & Wilcox Company and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated and combined statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of The Babcock & Wilcox Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated and combined financial statements, on December 31, 2012, the Company has elected to change its method of recognizing actuarial gains and losses for pension and other postretirement benefit plans.

As discussed in Note 1 to the consolidated and combined financial statements, on and prior to July 30, 2010, the combined financial statements were prepared from the separate records maintained by the Company and may not necessarily be indicative of the conditions that would have existed or the results of operations of the Company had it been operated as an independent entity.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina February 27, 2013

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$383,547	$415,209
Restricted cash and cash equivalents	60,961	61,190
Investments	88,769	68,805
Accounts receivable – trade, net	364,960	305,832
Accounts receivable – other	61,682	77,505
Contracts in progress	316,518	315,286
Inventories	124,218	107,298
Deferred income taxes	78,573	102,022
Other current assets	41,858	33,929

Total Current Assets	1,521,086	1,487,076

Property, Plant and Equipment	1,099,040	1,017,422
Less accumulated depreciation	652,019	595,131

Net Property, Plant and Equipment	447,021	422,291

Investments	4,090	3,775

Goodwill	280,780	276,180

Deferred Income Taxes	227,215	241,739

Investments in Unconsolidated Affiliates	186,354	163,568

Other Assets	173,809	194,482

TOTAL	$2,840,355	$2,789,111

See accompanying notes to consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current maturities of long-term debt	$4,062	$4,653
Accounts payable	264,798	237,494
Accrued employee benefits	186,495	303,803
Accrued liabilities – other	57,991	71,079
Advance billings on contracts	472,287	438,753
Accrued warranty expense	83,682	97,209
Income taxes payable	9,973	1,816

Total Current Liabilities	1,079,288	1,154,807

Long-Term Debt	430	633

Accumulated Postretirement Benefit Obligation	71,208	80,663

Environmental Liabilities	46,497	44,069

Pension Liability	579,165	586,045

Other Liabilities	60,851	87,921

Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 119,608,026 and 118,458,911 shares at December 31, 2012 and December 31, 2011, respectively	1,196	1,185
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; no shares issued	—	—
Capital in excess of par value	713,257	676,952
Retained earnings	349,063	130,890
Treasury stock at cost, 4,372,143 and 351,876 shares at December 31, 2012 and December 31, 2011, respectively	(109,809)	(10,059)
Accumulated other comprehensive income	32,728	26,826

Stockholders’ Equity – The Babcock & Wilcox Company	986,435	825,794
Noncontrolling interest	16,481	9,179

Total Stockholders’ Equity	1,002,916	834,973

TOTAL	$2,840,355	$2,789,111

See accompanying notes to consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenues	$3,291,359	$2,952,040	$2,688,811

Costs and Expenses:
Cost of operations	2,461,205	2,384,154	2,032,347
Research and development costs	120,562	106,396	69,167
Losses (gains) on asset disposals and impairments – net	1,419	(3,087)	38
Selling, general and administrative expenses	428,293	447,561	412,486

Total Costs and Expenses	3,011,479	2,935,024	2,514,038

Equity in Income of Investees	66,709	78,655	74,082

Operating Income	346,589	95,671	248,855

Other Income (Expense):
Interest income	1,491	1,342	1,187
Interest expense	(3,735)	(4,543)	(12,938)
Other income (expense) – net	(24,927)	2,028	(16,896)

Total Other Expense	(27,171)	(1,173)	(28,647)

Income before Provision for Income Taxes	319,418	94,498	220,208
Provision for Income Taxes	101,861	23,880	80,005

Net Income	$217,557	$70,618	$140,203

Net Loss (Income) Attributable to Noncontrolling Interest	10,138	7,701	(264)

Net Income Attributable to The Babcock & Wilcox Company	$227,695	$78,319	$139,939

Earnings per Common Share:
Basic:
Net Income Attributable to The Babcock & Wilcox Company	$1.92	$0.67	$1.20
Diluted:
Net Income Attributable to The Babcock & Wilcox Company	$1.91	$0.66	$1.19

Shares used in the computation of earnings per share (Note 19):
Basic	118,418,930	117,560,594	116,260,425
Diluted	119,021,324	118,404,597	117,626,065

See accompanying notes to consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED AND COMBINED STATEMENTS OF

COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net Income	$217,557	$70,618	$140,203

Other Comprehensive Income (Loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments	4,284	747	7,561
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	1,409	(877)	6,407
Reclassification adjustment for gains (losses) included in net income	(2,023)	1,655	1,290
Unrecognized losses on benefit obligations:
Unrecognized losses arising during the period	(434)	(1,205)	(551)
Amortization of losses included in net income	2,281	2,487	2,386
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	431	(74)	523
Reclassification adjustment for net (losses) gains included in net income	(35)	5	122

Other Comprehensive Income	5,913	2,738	17,738

Total Comprehensive Income	223,470	73,356	157,941

Comprehensive Loss (Income) Attributable to Noncontrolling Interest	10,127	7,670	(243)

Comprehensive Income Attributable to The Babcock & Wilcox Company	$233,597	$81,026	$157,698

See accompanying notes to consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury	Parent	Non- Controlling	Total Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
	(In thousands, except share amounts)
Balance December 31, 2009	—	$—	$—	$—	$8,216	$—	$111,987	$503	$120,706
Net income	—	—	—	52,571	—	—	87,368	264	140,203
Amortization of benefit plan costs	—	—	—	—	2,386	—	—	—	2,386
Unrealized loss on benefit obligations	—	—	—	—	(551)	—	—	—	(551)
Unrealized gain on investments	—	—	—	—	645	—	—	—	645
Translation adjustments	—	—	—	—	7,582	—	—	(21)	7,561
Unrealized gain on derivatives	—	—	—	—	7,697	—	—	—	7,697
Transfer of pension to Parent	—	—	—	—	1,544	—	—	—	1,544
Dividend paid	—	—	—	—	—	—	(100,000)	—	(100,000)
Net transactions with Parent	—	—	—	—	(3,400)	—	523,566	—	520,166
Reclassification of Parent equity to capital in excess of par value	—	—	622,921	—	—	—	(622,921)	—	—
Issuance of common stock at spin-off	116,225,732	1,162	(1,162)	—	—	—	—	—	—
Exercise of stock options	86,004	1	3,427	—	—	—	—	—	3,428
Contributions to thrift plan	218,699	2	5,171	—	—	—	—	—	5,173
Shares placed in treasury	—	—	—	—	—	(2,397)	—	—	(2,397)
Stock-based compensation charges	433,229	5	7,039	—	—	—	—	—	7,044
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(80)	(80)

Balance December 31, 2010	116,963,664	$1,170	$637,396	$52,571	$24,119	$(2,397)	$—	$666	$713,525

Net income	—	—	—	78,319	—	—	—	(7,701)	70,618
Amortization of benefit plan costs	—	—	—	—	2,487	—	—	—	2,487
Unrealized loss on benefit obligations	—	—	—	—	(1,205)	—	—	—	(1,205)
Unrealized loss on investments	—	—	—	—	(69)	—	—	—	(69)
Translation adjustments	—	—	—	—	716	—	—	31	747
Unrealized gain on derivatives	—	—	—	—	778	—	—	—	778
Exercise of stock options	379,706	4	8,542	—	—	—	—	—	8,546
Contributions to thrift plan	510,510	5	13,093	—	—	—	—	—	13,098
Shares placed in treasury	—	—	—	—	—	(7,662)	—	—	(7,662)
Stock-based compensation charges	605,031	6	17,921	—	—	—	—	—	17,927
Contribution of in-kind services	—	—	—	—	—	—	—	16,584	16,584
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(401)	(401)

Balance December 31, 2011	118,458,911	$1,185	$676,952	$130,890	$26,826	$(10,059)	$—	$9,179	$834,973

Net income	—	—	—	227,695	—	—	—	(10,138)	217,557
Dividends declared ($.08 per share)	—	—	—	(9,522)	—	—	—	—	(9,522)
Amortization of benefit plan costs	—	—	—	—	2,281	—	—	—	2,281
Unrealized loss on benefit obligations	—	—	—	—	(434)	—	—	—	(434)
Unrealized gain on investments	—	—	—	—	396	—	—	—	396
Translation adjustments	—	—	—	—	4,273	—	—	11	4,284
Unrealized loss on derivatives	—	—	—	—	(614)	—	—	—	(614)
Exercise of stock options	261,784	3	4,511	—	—	—	—	—	4,514
Contributions to thrift plan	549,121	5	13,788	—	—	—	—	—	13,793
Shares placed in treasury	—	—	—	—	—	(99,750)	—	—	(99,750)
Stock-based compensation charges	338,210	3	18,006	—	—	—	—	—	18,009
Contribution of in-kind services	—	—	—	—	—	—	—	17,942	17,942
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(513)	(513)

Balance December 31, 2012	119,608,026	$1,196	$713,257	$349,063	$32,728	$(109,809)	$—	$16,481	$1,002,916

See accompanying notes to consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$217,557	$70,618	$140,203
Non-cash items included in net income:
Depreciation and amortization	69,697	73,003	71,633
Income of investees, net of dividends	(15,115)	(20,854)	(20,449)
Losses (gains) on asset disposals and impairments – net	1,419	(3,087)	38
Impairment of USEC investment	27,000	—	—
In-kind research and development costs	17,942	16,584	—
Provision for (benefit from) deferred taxes	43,038	(19,200)	31,168
Recognition of losses and prior service cost for pension and postretirement plans	35,480	219,508	95,547
Stock-based compensation expense	18,009	17,927	16,308
Excess tax benefits from stock-based compensation	(1,571)	(4,083)	(5,276)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(52,034)	(26,887)	101,260
Accounts payable	30,391	48,246	19,882
Net contracts in progress and advance billings	32,527	(28,746)	(153,933)
Income taxes	5,522	31,961	9,239
Accrued and other current liabilities	(30,553)	(23,106)	(9,761)
Pension liability and accrued postretirement and employee benefits	(168,004)	(144,802)	(85,371)
Other	(46,378)	(33,491)	(18,082)

NET CASH PROVIDED BY OPERATING ACTIVITIES	184,927	173,591	192,406

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash and cash equivalents	229	(48,923)	3,038
Purchases of property, plant and equipment	(86,635)	(63,874)	(63,649)
Acquisition of businesses, net of cash acquired	(318)	(11,907)	(29,962)
Purchases of available-for-sale securities	(268,929)	(145,198)	(135,135)
Sales and maturities of available-for-sale securities	247,649	147,288	134,276
Proceeds from asset disposals	580	6,468	753
Proceeds from sale of an unconsolidated affiliate	2,091	—	—
Investments, net of return of capital, in equity and cost method investees	(6,064)	(38,176)	(42,912)
Decrease in note receivable from affiliate	—	—	43,277

NET CASH USED IN INVESTING ACTIVITIES	(111,397)	(154,322)	(90,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowings and long-term debt	(4,643)	(1,782)	(29,914)
Payment of debt issuance costs	(4,902)	(82)	(9,994)
Increase in short-term borrowing	3,815	1,254	25,000
Repurchase of common shares	(96,774)	—	—
Dividends paid to common shareholders	(9,485)	—	—
Dividend paid to McDermott International, Inc.	—	—	(100,000)
Capital contribution from McDermott International, Inc.	—	—	12,501
Distribution to McDermott International, Inc.	—	—	(43,334)
(Decrease) Increase in notes payable to affiliates	—	—	(43,386)
Exercise of stock options	2,926	4,463	211
Excess tax benefits from stock-based compensation	1,571	4,083	5,276
Other	(514)	(401)	(93)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(108,006)	7,535	(183,733)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	2,814	(2,737)	3,315

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31,662)	24,067	(78,326)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	415,209	391,142	469,468

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$383,547	$415,209	$391,142

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$3,842	$4,525	$3,746
Income taxes (net of refunds)	$83,062	$33,505	$27,227

See accompanying notes to consolidated and combined financial statements.

THE BABCOCK & WILCOX COMPANY

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We have presented the consolidated and combined financial statements of The Babcock & Wilcox Company (“B&W”) in U.S. Dollars in accordance with accounting principles generally accepted in the United States (“GAAP”). On and prior to July 30, 2010, our financial position, operating results and cash flows consisted of The Babcock & Wilcox Operations of McDermott International, Inc., (“BWO”), which represented a combined reporting entity comprised of the assets and liabilities involved in managing and operating what was previously the Power Generation Systems and Government Operations segments of McDermott International, Inc., a Panamanian corporation (“MII”). In addition, two captive insurance companies were combined and contributed to B&W in conjunction with the spin-off of B&W by MII. On our consolidated and combined statements of income and cash flows, the twelve months ended December 31, 2010 include the combined results of operations for seven months of BWO and five months of the consolidated results of B&W.

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

Pension Accounting Change

In the fourth quarter of 2012, we elected to change our accounting method for recognizing actuarial gains and losses for our pension and other postretirement benefit plans. Historically, these gains and losses were recognized as a component of accumulated other comprehensive income on our consolidated balance sheets and we amortized these actuarial gains and losses into earnings over the average remaining service period for our Canadian plans to the extent such gains and losses exceeded a corridor and for our domestic plans we used an amortization method over the average remaining service period without the use of a corridor. Under our new accounting method, we will immediately recognize actuarial gains and losses into earnings in the fourth quarter each year as a component of net periodic benefit cost. This new accounting method results in actuarial gains and losses being recognized faster than our previous amortization method. We believe the new accounting method is preferable as this accelerated method recognizes the effects of plan investment performance, interest rate movements and changes in other actuarial assumptions as a component of earnings in the period they occur. This change has been reported through retrospective application of the new accounting method to all periods presented. See Note 6 for a further discussion of our pension and postretirement benefits and Note 20 for disclosures relating to the effect of this change in our accounting method.

Business Segments

We operate in four business segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy. For financial information about our segments, see Note 17 to our consolidated and combined financial statements included in this report.

Our segments are further described as follows:

•

Our Power Generation segment supplies boilers fired with fossil fuels, such as coal, oil and natural gas, or renewable fuels such as biomass and municipal solid waste. In addition, we supply environmental equipment and components and related services to customers in different regions around the world. This segment owns or leases manufacturing facilities in the U.S., Canada, Denmark, Germany, Mexico, China and Scotland. We design, engineer, manufacture, supply, construct and service large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses. We also provide the same compliment of services for our renewable portfolio of boiler technology, which includes biomass fired, waste-to-energy and concentrated solar energy for steam generating solutions. In addition, this segment is a technological leader in providing cost-effective and efficient air pollution control solutions and material handling systems. We have successfully developed advanced technologies to control nitrogen oxides, sulfur dioxide, fine particulate, mercury, acid gases and other hazardous air emissions. In addition, our Power Generation segment offers a variety of construction services for the entire balance of plant, from large steam generation or environmental equipment projects, to cogeneration and combined cycle installations. This segment also offers a full suite of aftermarket services. Our Power Generation segment’s full-scope boiler, environmental and auxiliary equipment retrofits, upgrades and services improve plant performance and efficiency and extend the life of vital steam generating assets.

•

Our Nuclear Operations segment manufactures naval nuclear reactors for the U.S. Department of Energy (“DOE”)/National Nuclear Security Administration’s (“NNSA”) Naval Nuclear Propulsion Program, which in turn supplies them to the U.S. Navy for use in submarines and aircraft carriers. Through this segment, we own and operate manufacturing facilities located in Lynchburg, Virginia; Mount Vernon, Indiana; Euclid, Ohio; Barberton, Ohio; and Erwin, Tennessee. The Barberton, Ohio and Mount Vernon, Indiana locations specialize in the design and manufacture of heavy components. These two locations are N-Stamp accredited by the American Society of Mechanical Engineers (“ASME”), making them two of only a few North American suppliers of large, heavy-walled nuclear components and vessels. The Euclid, Ohio facility, which is also ASME N-Stamp certified, fabricates electro-mechanical equipment for the U.S. Government, and performs design, manufacturing, inspection, assembly and testing activities. The Lynchburg, Virginia operations fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. Fuel for the naval nuclear reactors is provided by Nuclear Fuel Services, Inc. (“NFS”), one of our wholly owned subsidiaries. Located in Erwin, Tennessee, NFS also converts cold war-era government stockpiles of highly enriched uranium into material suitable for further processing into commercial nuclear reactor fuel.

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

The consolidated results of operations, financial position and cash flows for the year ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. Some of our more significant estimates include our estimate of costs to complete long-term construction contracts and estimates we make in selecting assumptions related to the valuations of our pension and postretirement plans, including the selection of our discount rates and expected rates of return on our pension plan assets. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates. Variances could result in a material effect on our financial condition and results of operations in future periods.

Earnings Per Share

We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. On July 30, 2010, 116,225,732 shares of our common stock were distributed to MII shareholders to complete our spin-off from MII. For comparative purposes, and to provide a more meaningful calculation of weighted average shares, we have assumed this amount to be outstanding as of the beginning of each period presented prior to our spin-off in our calculation of basic weighted average shares. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at July 30, 2010 were also outstanding at each of the periods presented prior to our spin-off.

Investments

Our investments, primarily U.S. Government obligations and other highly liquid money market instruments, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income. We classify investments available for current operations in the consolidated balance sheets as current assets, while we classify investments held for long-term purposes as noncurrent assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other income (expense) – net. The cost of securities sold is based on the specific identification method. We include interest on securities in interest income.

Foreign Currency Translation

We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income. We report foreign currency transaction gains and losses in income. We have included in other income (expense)—net transaction losses of $0.6 million, $1.9 million and $6.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Contracts and Revenue Recognition

We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the product or activity involved. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress completion as a percentage of the total project. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. We include revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in contracts in progress. We include in advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

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

For the majority of parts orders and certain aftermarket services activities, we recognize revenues as goods are delivered and work is performed.

Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. We include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when we believe collection is probable.

In the year ended December 31, 2012, we recorded a contract loss totaling approximately $16.9 million, net of claims, based on our estimate of costs to complete a project in our Power Generation segment. In the year ended December 31, 2011, we recorded additional costs totaling approximately $61.8 million ($50.7 million in our Nuclear Energy segment and $11.1 in our Nuclear Operations segment) to complete certain projects attributable to changes in estimate due to productivity and scheduling issues. In May 2012, we entered into an agreement with the customer of the Nuclear Energy project to settle contract claims resulting in recognition of revenues totaling approximately $18.4 million in 2012. These projects are now complete.

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions and timing under which our customers may make claims against us for liquidated damages. In the majority of cases in which we have had potential exposure for liquidated damages, such damages ultimately were determined not to be caused by our actions or were not otherwise asserted by our customers. Accordingly, we do not accrue liabilities for liquidated damages unless probable and estimable. As of December 31, 2012, we had not accrued for approximately $6.0 million of potential liquidated damages that are not currently due under the particular contract but which we believe could be asserted based upon our current expectations of the time to complete a certain project in our Power Generation segment. We do not believe any of these potential liquidated damages are probable of being assessed due primarily to their relationship to unforeseen worksite conditions that we believe are the responsibility of our customer. We are in active discussions with our customer on the issues giving rise to delays in this project, and we believe we will be successful in obtaining schedule extensions that should resolve the potential for liquidated damages liability. However, we may not achieve relief on some or all of the issues.

The following represent the components of our contracts in progress and advance billings on contracts included in our consolidated balance sheets:

	December 31,
	2012	2011
	(In thousands)
Included in Contracts in Progress:
Costs incurred less costs of revenue recognized	$135,972	$135,513
Revenues recognized less billings to customers	180,546	179,773

Contracts In Progress	$316,518	$315,286

Included In Advance Billings on Contracts:
Billings to customers less revenues recognized	$541,983	$492,106
Costs incurred less costs of revenue recognized	(69,696)	(53,353)

Advance Billings on Contracts	$472,287	$438,753

The following amounts represent retainages on contracts:

	December 31,
	2012	2011
	(In thousands)
Retainages expected to be collected within one year	$85,776	$60,158
Retainages expected to be collected after one year	28,661	14,526

Total retainages	$114,437	$74,684

We have included in accounts receivable – trade retainages expected to be collected in 2013. Retainages expected to be collected after one year are included in other assets. Of the long-term retainages at December 31, 2012, we anticipate collecting $23.1 million in 2014, $2.9 million in 2015 and $2.7 million in 2016.

Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	December 31,
	2012	2011
	(In thousands)
Currency translation adjustments	$40,899	$36,626
Net unrealized gain on investments	597	201
Net unrealized gain on derivative financial instruments	2,103	2,717
Unrecognized prior service cost on benefit obligations	(10,871)	(12,718)

Accumulated other comprehensive income	$32,728	$26,826

Warranty Expense

We accrue estimated expense, included in cost of operations on our consolidated and combined statements of income, to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts. In addition, we make specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows.

The following summarizes the changes in the carrying amount of accrued warranty expense:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of period	$97,209	$109,588	$115,055
Additions	20,972	21,267	31,660
Expirations and other changes	(24,766)	(14,288)	(28,032)
Charges	(10,217)	(19,035)	(10,532)
Translation and other	484	(323)	1,437

Balance at end of period	$83,682	$97,209	$109,588

Asset Retirement Obligations and Environmental Clean-up Costs

We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility’s life, which is a requirement of our licenses from the U.S. Nuclear Regulatory Commission (the “NRC”). In accordance with the FASB Topic Asset Retirement and Environmental Obligations, we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When we initially record such a liability, we capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of a liability, we will settle the obligation for its recorded amount or incur a gain or loss. This topic applies to environmental liabilities associated with assets that we currently operate and are obligated to remove from service. For environmental liabilities associated with assets that we no longer operate, we have accrued amounts based on the estimated costs of clean-up activities for which we are responsible, net of any cost-sharing arrangements. We adjust the estimated costs as further information develops or circumstances change. An exception to this accounting treatment relates to the work we perform for two facilities for which the U.S. Government is obligated to pay substantially all of the decommissioning costs.

Substantially all of our asset retirement obligations relate to the remediation of our nuclear analytical laboratory and the NFS facility in our Nuclear Operations segment. The following table reflects our asset retirement obligations:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of period	$35,885	$32,657	$29,491
Costs incurred	—	(2,265)	—
Additions/Adjustments	3,422	2,935	—
Accretion	3,059	2,558	3,166

Balance at end of period	$42,366	$35,885	$32,657

Research and Development

Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge to research and development cost the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation and Nuclear Energy segments and include costs related to the development of our modular nuclear reactor business, B&W mPowerTM. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants. Research and development activities (including in-kind research and development services described below) totaled $173.9 million, $163.0 million and $102.1 million in the years ended December 31, 2012, 2011 and 2010, respectively, which include amounts paid for by our customers of $53.4 million, $56.6 million and $32.9 million, respectively.

During the years ended December 31, 2012 and 2011, we recognized $17.9 million and $16.6 million, respectively, of non-cash in-kind research and development costs (included above) related to services contributed by our minority partner to Generation mPower LLC (“GmP”), our majority-owned subsidiary formed in 2011 to oversee the program to develop the small modular nuclear power plant based on B&W mPowerTM technology.

In November 2012, our Nuclear Energy segment was selected as the winner of the DOE’s competitively bid Small Modular Reactor (“SMR”) Licensing Technical Support Program, and will receive funding that will support accelerated development of its B&W mPower™ SMR technology.

Income Taxes

Income tax expense for federal, foreign, state and local income taxes are calculated on pre-tax income based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess deferred taxes and the adequacy of the valuation allowance on a quarterly basis. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of provision for income taxes on our consolidated and combined statements of income.

Inventories

We carry our inventories at the lower of cost or market. We determine cost principally on the first-in, first-out basis, except for certain materials inventories of our Power Generation segment, for which we use the last-in, first-out (“LIFO”) method. We determined the cost of approximately 17% and 19% of our total inventories using the LIFO method at December 31, 2012 and 2011, respectively, and our total LIFO reserve at December 31, 2012 and 2011 was approximately $7.5 million and $7.1 million, respectively. Inventories are summarized below:

	December 31,
	2012	2011
	(In thousands)
Raw Materials and Supplies	$98,428	$77,932
Work in Progress	7,956	6,889
Finished Goods	17,834	22,477

Total Inventories	$124,218	$107,298

Property, Plant and Equipment

We carry our property, plant and equipment at depreciated cost, less any impairment provisions.

We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 40 years for buildings and two to 28 years for machinery and equipment. Our depreciation expense was $59.4 million, $61.8 million and $61.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.

Property, plant and equipment is stated at cost and is set forth below:

	December 31,
	2012	2011
	(In thousands)
Land	$11,875	$11,656
Buildings	241,281	224,661
Machinery and equipment	776,678	710,666
Property under construction	69,206	70,439

	1,099,040	1,017,422

Less accumulated depreciation	652,019	595,131

Net Property, Plant and Equipment	$447,021	$422,291

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

Goodwill

The following summarizes the changes in the carrying amount of goodwill:

	Power Generation	Nuclear Operations	Technical Services	Nuclear Energy	Total
	(In thousands)
Balance at December 31, 2010	$88,042	$122,407	$45,000	$13,975	$269,424
Acquisition of Loibl (Note 2)	11,015	—	—	—	11,015
Foreign currency translation adjustments and other	45	(4,304)	—	—	(4,259)

Balance at December 31, 2011	$99,102	$118,103	$45,000	$13,975	$276,180
Purchase price adjustment for acquisition of Loibl (Note 2)	3,727	—	—	—	3,727
Foreign currency translation adjustments and other	873	—	—	—	873

Balance at December 31, 2012	$103,702	$118,103	$45,000	$13,975	$280,780

Intangible Assets

We report our intangible assets in other assets. We amortize those intangible assets with definite lives to operating expense using the straight-line method.

Other assets include the following intangible assets:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Amortized intangible assets:
Gross cost:
Customer relationships	$36,644	$40,051	$37,167
Acquired backlog	2,979	22,435	19,335
Tradename	11,945	15,169	12,291
Unpatented technology	6,422	6,402	5,902
Patented technology	6,961	6,961	6,625
All other	7,912	7,901	11,935

Total	$72,863	$98,919	$93,255

Accumulated amortization:
Customer relationships	$(11,173)	$(8,618)	$(6,026)
Acquired backlog	(1,457)	(17,040)	(12,701)
Tradename	(6,422)	(6,509)	(4,260)
Unpatented technology	(2,682)	(2,033)	(1,407)
Patented technology	(4,235)	(3,219)	(2,096)
All other	(4,343)	(3,594)	(6,296)

Total	$(30,312)	$(41,013)	$(32,786)

Net amortized intangible assets	$42,551	$57,906	$60,469

Unamortized intangible assets:
NRC category 1 license	$43,830	$43,830	$43,830
Trademarks and trade names	1,305	1,305	1,305

Total unamortized intangible assets	$45,135	$45,135	$45,135

The following summarizes the changes in the carrying amount of intangible assets:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of period	$103,041	$105,604	$103,379
Business acquisitions & adjustments	(1,746)	9,100	14,280
Amortization expense	(11,010)	(11,545)	(11,679)
Impairment charge	(3,216)	—	—
Foreign currency translation adjustments and other	617	(118)	(376)

Balance at end of period	$87,686	$103,041	$105,604

We recognized an impairment charge totaling $3.2 million in the year ended December 31, 2012 related to the cancellation of an operations and maintenance services contract in our Power Generation segment.

The estimated amortization expense for the next five fiscal years is as follows (in thousands):

Year Ending December 31,	Amount
2013	$8,023
2014	$5,494
2015	$4,292
2016	$4,215
2017	$3,944

Other Non-Current Assets

We have included deferred debt issuance costs in other assets. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of period	$5,723	$8,102	$1,898
Additions	4,902	82	9,994
Interest expense – debt issuance costs	(2,157)	(2,461)	(3,790)

Balance at end of period	$8,468	$5,723	$8,102

Capitalization of Interest Cost

We capitalize interest in accordance with FASB Topic Interest. We incurred total interest of $4.9 million, $6.1 million and $14.8 million in the years ended December 31, 2012, 2011 and 2010, respectively, of which we capitalized $1.2 million, $1.6 million and $1.9 million in the years ended December 31, 2012, 2011 and 2010, respectively.

Cash and Cash Equivalents and Restricted Cash

Our cash equivalents are highly liquid investments, with maturities of three months or less when we purchase them.

We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2012, we had restricted cash and cash equivalents totaling $63.9 million, $8.0 million of which was held in restricted foreign cash accounts, $2.9 million of which was held for future decommissioning of facilities (which is included in other assets on our consolidated balance sheets), $51.9 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments), and $1.1 million of which was held in money market funds maintained by our captive insurer.

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity (as a component of accumulated other comprehensive income) until the hedged item is recognized in earnings or offset against the change in fair value of the hedged firm commitment through earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The gain or loss on a derivative financial instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other income (expense) – net in our consolidated and combined statements of income.

Self-Insurance

We have a wholly owned insurance subsidiary that provides employer’s liability, general and automotive liability and workers’ compensation insurance and, from time to time, builder’s risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in other liabilities on our consolidated balance sheets are reserves for self-insurance totaling $42.8 million and $43.6 million at December 31, 2012 and 2011, respectively. The reduction in 2012 was primarily attributable to a change in estimate recognized in cost of operations in our consolidated and combined statements of income.

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

Stock-Based Compensation

We expense stock-based compensation in accordance with FASB Topic Compensation – Stock Compensation. Under this topic, the fair value of equity-classified awards, such as restricted stock, performance shares and stock options, is determined on the date of grant and is not remeasured. The fair value of liability-classified awards, such as cash-settled stock appreciation rights, restricted stock units and performance units, is determined on the date of grant and is remeasured at the end of each reporting period through the date of settlement. Grant date fair values for restricted stock, restricted stock units, performance shares and performance units are determined using the closing price of our common stock on the date of grant. Grant date fair values for stock options and stock appreciation rights are determined using a Black-Scholes option-pricing model (“Black-Scholes”). The determination of the fair value of a share-based payment award using an option-pricing model requires the input of highly subjective assumptions, such as the expected life of the award and stock price volatility. Prior to August 1, 2010, all of our stock-based compensation expense was attributable to our participation in MII legacy stock-based compensation plans. Expense recognized prior to August 1, 2010 was based on the fair value of MII’s stock-based compensation awards.

Under the provisions of this FASB topic, we recognize expense, net of an estimated forfeiture rate, for all share-based awards granted on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. This topic requires compensation expense to be recognized, net of an estimate for forfeitures, such that compensation expense is recorded only for those awards expected to vest. We review the estimate for forfeitures periodically and record any adjustments deemed necessary for each reporting period. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Additionally, this FASB topic amended FASB Topic Statement of Cash Flows, to require excess tax benefits to be reported as a financing cash flow, rather than as a reduction of taxes paid. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised and other equity-classified awards.

See Note 9 for a further discussion of stock-based compensation.

Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Topic Intangibles—Goodwill and Other. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test currently required under this topic. On January 1, 2012, we adopted this update. The adoption of these provisions did not have an impact on our financial statements.

In June 2011, the FASB issued an update to Topic Comprehensive Income. This update requires that comprehensive income be presented either in a single continuous statement or in two separate but consecutive statements. In the two-statement approach, the first statement would present the components of net income consistent with the statement of income format currently utilized and the second statement would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. There are no changes to the components that must be reported in other comprehensive income or when a component of other comprehensive income must be reclassified to net income. On January 1, 2012, we adopted this update. The adoption of these provisions did not have an impact on our financial statements.

In May 2011, the FASB issued an update to Topic Fair Value Measurement. This update reflects joint efforts by the FASB and International Accounting Standards Board to develop a converged fair value framework on how to measure fair value and what fair value measurement disclosures to provide. On January 1, 2012, we adopted this update. The adoption of these provisions did not have an impact on our financial statements.

New Accounting Standards

In July 2012, the FASB issued an update to Topic Intangibles—Goodwill and Other. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test currently required under this topic. This update will be effective for us in 2013. We do not expect the adoption of this update to impact our financial statements.

In February 2013, the FASB issued an update to Topic Comprehensive Income. This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update will be effective for us in 2013. We do not expect the adoption of this update to have a material impact on our financial statements.

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

In connection with the Loibl acquisition, we recorded goodwill of approximately $14.7 million, intangible assets of $7.6 million, property, plant and equipment of $2.5 million and other net liabilities totaling $0.9 million. During 2012, we finalized our purchase price allocation for the Loibl acquisition, resulting in an increase to goodwill of approximately $3.7 million. The intangible assets consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
Customer relationships	$3,200	8 years
Backlog	$3,100	2 years
Tradename	$800	5 years
Unpatented technology	$500	12 years

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

Götaverken Miljö AB

In January 2010, we acquired the net assets of Gőtaverken Miljő AB, a flue gas cleaning and energy recovery company based in Gothenburg, Sweden for approximately $8.6 million. In connection with this acquisition, we recorded goodwill of $3.2 million, intangible assets of $6.4 million, and other net liabilities totaling $1.0 million The intangible assets consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
Patented technology	$2,460	15 years
Customer relationships	$2,120	12 years
Tradenames and trademarks	$1,160	20 years
Backlog	$610	0.5 years

None of these acquisitions, either individually or in the aggregate, were considered significant. The proforma effect of these acquisitions are not material to our results of operations.

USEC, Inc. Investment

In May 2010, our subsidiary Babcock & Wilcox Investment Company (“BWICO”) entered into an agreement with Toshiba Corporation (“Toshiba”), which was subsequently assigned to one of its subsidiaries, and USEC Inc. (“USEC”) to make a strategic investment in USEC totaling $200 million payable over three phases. In September 2010, following the satisfaction of certain conditions, including the availability to USEC’s American Centrifuge program of at least $2 billion in uncommitted funds under the DOE’s loan guarantee program for front-end nuclear fuel facilities and the establishment of a joint venture between us and USEC for supply by the joint venture of centrifuges and related equipment for the American Centrifuge program, we made a $37.5 million investment in USEC as part of a definitive agreement for us to make a total $100 million strategic investment in USEC.

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

On June 12, 2012, USEC entered into a Cooperative Agreement with the DOE to provide funding for a cost-share research, development and demonstration (“RD&D”) program to enhance the technical and financial readiness of centrifuge technology for commercialization. The Cooperative Agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period from June 1, 2012 through December 31, 2013, with a total estimated cost of $350 million. The Cooperative Agreement will be incrementally funded and DOE funding was initially limited to $87.7 million until the DOE provides authorization for additional funding. Execution of the Cooperative Agreement satisfies the requirement of USEC’s credit facility that USEC shall have entered into a definitive agreement with the DOE for the RD&D program in order to continue spending on the American Centrifuge program. Under the credit facility, USEC can invest its 20% share of the costs under the RD&D program as long as the amount of the expenditures reimbursable to USEC under the RD&D program that have not yet been reimbursed does not exceed $50 million.

On August 1, 2012 USEC filed its quarterly report for the period ended June 30, 2012 on Form 10-Q with the Securities and Exchange Commission. This report contained several updated risk factors (along with other disclosures) concerning operational and structural issues facing USEC including, but not limited to, the future operations of USEC’s Paducah Gaseous Diffusion Plant, achievement of milestones under the RD&D program discussed above, approved funding for the RD&D program, achievement of milestones under a 2002 DOE-USEC Agreement to develop, demonstrate and deploy the American Centrifuge technology and possible failure to maintain compliance with listing requirements of the New York Stock Exchange which could result in a delisting of USEC’s common stock (which could require USEC to repurchase its convertible notes for cash and trigger a default under its credit facility). In addition, on August 15, 2012 Standard and Poor’s lowered its ratings on USEC, including the corporate credit rating to CCC from CCC+ along with a negative outlook. Standard and Poor’s also lowered its issue-level rating on USEC’s senior convertible notes due October 2014 to CC from CCC-. We determined, based on the facts and circumstances disclosed above, that a fair value determination of our cost-method investment in USEC Preferred Stock was warranted. We have established, with the assistance of a third party valuation firm, that the fair value of our investment in USEC Preferred Stock totals $19.1 million. Fair value was determined using a combination of an option pricing model and a probability of default methodology. We believe the gross unrealized loss on our USEC Preferred Stock investment is other than temporarily impaired, and as a result we have included in other income (expense)—net on our consolidated and combined statements of income an impairment charge totaling $27.0 million related to our investment in USEC Preferred Stock to write our investment down to its estimated fair value. We continue to support the American Centrifuge program through the ongoing manufacturing of components and technical support of the development program, and are presently exploring various restructuring alternatives with USEC and will continue to monitor these developments and evaluate our remaining investment in USEC Preferred Stock as new facts become available.

NOTE 3 – EQUITY METHOD INVESTMENTS

We have investments in entities that we account for using the equity method. The undistributed earnings of our equity method investees were $115.6 million and $98.4 million at December 31, 2012 and 2011, respectively.

Summarized below is combined balance sheet and income statement information for investments accounted for under the equity method:

	December 31,
	2012	2011
	(In thousands)
Current assets	$835,997	$855,962
Noncurrent assets	271,233	211,920

Total Assets	$1,107,230	$1,067,882

Current liabilities	$616,786	$594,883
Noncurrent liabilities	89,285	112,936
Owners’ equity	401,159	360,063

Total Liabilities and Owners’ Equity	$1,107,230	$1,067,882

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenues	$2,758,159	$2,669,923	$2,283,256
Gross profit	$210,425	$271,920	$258,598
Income before provision for income taxes	$146,911	$185,859	$182,482
Provision for income taxes	9,000	14,258	21,230

Net Income	$137,911	$171,601	$161,252

Revenues of equity method investees include $2,222.4 million, $1,956.7 million and $1,605.0 million of reimbursable costs recorded by limited liability companies in our Technical Services segment at December 31, 2012, 2011 and 2010, respectively. Our investment in equity method investees was $4.2 million more than our underlying equity in net assets of those investees based on stated ownership percentages at December 31, 2012. These differences were primarily related to the timing of distribution of dividends and various adjustments under GAAP.

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

Reconciliation of net income per combined income statement information of our investees to equity in income of investees per our consolidated and combined statements of income is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Equity income based on stated ownership percentages	$66,064	$81,971	$77,882
All other adjustments due to amortization of basis differences, timing of GAAP adjustments and other adjustments	645	(3,316)	(3,800)

Equity in income of investees	$66,709	$78,655	$74,082

Our transactions with unconsolidated affiliates were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Sales to	$42,538	$49,400	$45,321
Purchases from	$1,814	$980	$4,693
Dividends received	$51,594	$57,801	$53,633
Capital contributions, net of returns	$6,289	$38,176	$5,412

We recognized a $1.2 million gain in the year ended December 31, 2012 from the sale of our interest in a joint venture associated with the management and operations of the Strategic Petroleum Reserve.

NOTE 4 – INCOME TAXES

B&W and its subsidiaries are subject to U.S. federal income tax and income tax of multiple state and international jurisdictions. We provide for income taxes based on the tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to nominal rates and with respect to the basis on which these rates are applied. This variation, along with the changes in our mix of income within these jurisdictions, can contribute to shifts in our effective tax rate from period to period.

The results of the U.S. operations of MII and/or certain of its subsidiaries were reflected in our consolidated return for U.S. federal income tax purposes and/or certain consolidated, combined and unitary returns for state, local and foreign tax purposes through June 7, 2010. The Statute of Limitations is closed for 2008 and prior tax years.

We are currently under audit by various state and international authorities. With few exceptions, we do not have any returns under examination for years prior to 2008.

We apply the provisions of FASB Topic Income Taxes regarding the treatment of uncertain tax positions. A reconciliation of unrecognized tax benefits follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of period	$32,357	$36,342	$11,842
Increases based on tax positions taken in the current year	980	1,171	6,550
Increases based on tax positions taken in the prior years	65	3,269	343
Increases due to positions assumed at spin-off	—	—	24,181
Decreases based on tax positions taken in the prior years	(3,114)	(4,329)	(1,442)
Decreases due to settlements with tax authorities	(1,101)	(1,073)	(5,132)
Decreases due to lapse of applicable statute of limitation	(24,700)	(3,023)	—

Balance at end of period	$4,487	$32,357	$36,342

The $4.5 million balance of unrecognized tax benefits at December 31, 2012 would reduce our effective tax rate if recognized.

In accordance with FASB Topic Income Taxes, we recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. During the year ended December 31, 2012, we recorded a reduction in our accruals of $0.8 million, resulting in recorded liabilities of approximately $0.3 million for the payment of tax-related interest and penalties. At December 31, 2011 and 2010, we recorded liabilities of approximately $1.1 million and $4.9 million, respectively, for the payment of tax-related interest and penalties.

We believe that, within the next 12 months, it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $1.0 million to $3.5 million.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Pension liability	$201,229	$216,248
Accrued warranty expense	26,695	33,412
Accrued vacation pay	13,312	13,269
Accrued liabilities for self-insurance (including postretirement health care benefits)	35,374	41,243
Accrued liabilities for executive and employee incentive compensation	39,483	29,539
Environmental and products liabilities	8,024	7,711
Investments in joint ventures and affiliated companies	16,993	3,704
Long-term contracts	29,807	22,871
Net operating loss carryforward	15,787	22,380
State tax net operating loss carryforward	21,757	22,734
Foreign tax credit carryforward	808	18,292
Other	7,722	8,273

Total deferred tax assets	416,991	439,676
Valuation allowance for deferred tax assets	(19,979)	(9,354)

Deferred tax assets	397,012	430,322

Deferred tax liabilities:
Property, plant and equipment	39,016	31,874
Investments in joint ventures and affiliated companies	1,064	791
Long-term contracts	30,571	27,681
Intangibles	24,756	26,365
Other	9,580	8,080

Total deferred tax liabilities	104,987	94,791

Net deferred tax assets	$292,025	$335,531

Income before provision for income taxes was as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
U.S.	$222,840	$39,417	$174,242
Other than U.S.	96,578	55,081	45,966

Income before provision for income taxes	$319,418	$94,498	$220,208

The provision for income taxes consisted of:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
U.S. – federal	$39,784	$24,591	$29,191
U.S. – state and local	7,979	7,452	8,029
Other than U.S.	11,060	11,037	11,617

Total current	58,823	43,080	48,837

Deferred:
U.S. – Federal	24,560	(20,066)	33,541
U.S. – State and local	6,545	5,195	(389)
Other than U.S.	11,933	(4,329)	(1,984)

Total deferred (benefit) provision	43,038	(19,200)	31,168

Provision for income taxes	$101,861	$23,880	$80,005

The following is a reconciliation of the U.S. statutory federal tax rate (35%) to the consolidated and combined effective tax rate:

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory (benefit) rate	35.0%	35.0%	35.0%
State and local income taxes	4.3	6.4	3.4
Foreign rate differential	(4.1)	(11.8)	(5.3)
Foreign operations	0.5	6.4	0.4
Tax credits	(2.5)	(46.8)	(4.9)
Dividends and deemed dividends from affiliates	2.3	38.7	9.1
Valuation allowances	3.4	7.6	(2.6)
Uncertain tax positions	(9.0)	(2.8)	1.3
Non-deductible expenses	1.3	5.5	1.1
Additional spin related benefit	—	(4.6)	—
Manufacturing deduction	(1.3)	(3.6)	(1.6)
Minority interest	1.1	3.2	—
Other	0.9	(7.9)	0.4

Effective tax rate	31.9%	25.3%	36.3%

At December 31, 2012, we had a valuation allowance of $20.0 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.

The following is an analysis of our valuation allowance for deferred tax assets:

	Beginning Balance	Charges To Costs and Expenses	Charged To Other Accounts	Effect Of Spin-Off(1)	Ending Balance
	(In thousands)
Year Ended December 31, 2012	$(9,354)	(10,625)	—	—	$(19,979)

Year Ended December 31, 2011	$(2,205)	(7,149)	—	—	$(9,354)

Year Ended December 31, 2010	$(28,701)	6,904	—	19,592	$(2,205)

(1)	Effect of spin-off includes state tax valuation allowances distributed to MII in the spin-off.

We have foreign net operating loss carryforwards of $64.4 million available to offset future taxable income in foreign jurisdictions. Of the foreign net operating loss carryforwards, $3.1 million is scheduled to expire in 2015 to 2032. The foreign net operating losses have a valuation allowance of $0.9 million against the related deferred taxes. In addition, we have foreign tax credit carryovers of $0.8 million which will expire in 2013. We have state net operating losses of $408.5 million available to offset future taxable income in various states. Our state net operating loss carryforwards begin to expire in the year 2013. We are carrying a valuation allowance of $9.5 million against the deferred tax asset related to the state loss carryforwards.

We would be subject to withholding taxes if we were to distribute earnings from certain foreign subsidiaries. For the year ended December 31, 2012, the undistributed earnings of these subsidiaries were $271.1 million. Unrecognized deferred income tax liabilities, including withholding taxes, of approximately $20.0 million would be payable upon distribution of these earnings. We have provided tax of $2.0 million on earnings we intend to remit. All other earnings are considered permanently reinvested.

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. Some provisions of this law provide for retroactive changes to the 2012 tax year which we did not consider in determining our effective tax rate for 2012. The impact of these retroactive changes will be recorded in the first quarter of 2013.

NOTE 5 – LONG-TERM DEBT AND NOTES PAYABLE

	December 31,
	2012	2011
	(In thousands)
Long-term debt consists of:
Secured Debt:
Power Generation – various notes payable	$639	$831
Other	5	7

	644	838
Less: Amounts due within one year	214	205

Long-term debt	$430	$633

Notes payable and current maturities of long-term debt consist of:
Short-term lines of credit	$3,848	$4,448
Current maturities of long-term debt	214	205

Total	$4,062	$4,653

Interest rate on short-term borrowing	6.6%	7.2%

Our short-term lines of credit represent borrowings by one of our subsidiaries. We have included this amount in notes payable and current maturities of long-term debt on our consolidated balance sheets. This facility is renewable annually and the interest rate associated with this line of credit was 6.6% per annum at December 31, 2012.

Maturities of long-term debt during the five years subsequent to December 31, 2012 are as follows: 2013 – $0.2 million; 2014 – $0.2 million; 2015 – $0.2 million; 2016 – $0.0 million; and 2017 – $0.0 million.

Credit Facility

On June 8, 2012, B&W entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent, which amends and restates our previous Credit Agreement dated May 3, 2010. The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $700 million, and is scheduled to mature June 8, 2017. The proceeds of the Credit Agreement are available for working capital needs and other general corporate purposes. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $1.0 billion for all revolving loan and letter of credit commitments.

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

The Credit Agreement contains financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, the level of debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt and mergers. At December 31, 2012, we were in compliance with all of the covenants set forth in the Credit Agreement. A comparison of the key financial covenants and current compliance at December 31, 2012 is as follows:

	Required	Actual
Maximum leverage ratio	Less than 2.75 to 1.0	0.06 to 1.0

Minimum interest coverage ratio	Greater than 4.0 to1.0	78.13 to 1.0

Loans outstanding under the Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 2.25% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month Eurocurrency rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 1.25% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. Under the Credit Agreement, we are charged a commitment fee on the unused portions of the Credit Agreement and that fee varies between 0.225% and 0.350% per year depending on the credit ratings of the Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.25% and 2.25% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.80% and 1.25% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, we paid upfront fees to the lenders thereunder, and arrangement and other fees to the arrangers and agents of the Credit Agreement. At December 31, 2012, there were no borrowings outstanding and letters of credit issued under the Credit Agreement totaled $157.9 million, resulting in $542.1 million available for borrowings or to meet letter of credit requirements. The applicable interest rate at December 31, 2012 under this facility was 3.75% per year for revolving loans.

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

Other Arrangements

Certain foreign subsidiaries in our Power Generation segment have credit arrangements with various commercial banks and other financial institutions for the issuance of bank guarantees in association with contracting activity. The aggregate value of all such bank guarantees as of December 31, 2012 was $59.4 million.

B&W and certain of its subsidiaries have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2012, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $468.6 million.

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

We do not provide retirement benefits to certain non-resident alien employees of foreign subsidiaries. Retirement benefits for salaried employees who accrue benefits in a defined benefit plan are based on final average compensation and years of service, while benefits for hourly paid employees are based on a flat benefit rate and years of service. Our funding policy is to fund the plans as recommended by the respective plan actuaries and in accordance with the Employee Retirement Income Security Act of 1974, as amended, or other applicable law. The Pension Protection Act of 2006 became effective in 2008. Funding provisions under the Pension Protection Act accelerate funding requirements to ensure full funding of benefits accrued. Assuming we continue as a government contractor, our contractual arrangements with the U.S. Government provide for the recovery of contributions to our pension and other postretirement benefit plans covering employees working primarily in our Nuclear Operations segment.

In October 2012, we notified employees that, effective December 31, 2015, benefit accruals for those salaried employees covered by, and continuing to accrue service and salary adjusted benefits under our major U.S. and Canadian defined benefit qualified pension plans will cease. This amendment is reflected as a curtailment at December 31, 2012. Furthermore, effective January 1, 2016, we will make service-based, cash contributions to The Babcock & Wilcox Company Thrift Plan (“Thrift Plan”) for those employees impacted by the plan freeze.

Effective January 1, 2012, a defined contribution component was adopted applicable to Babcock & Wilcox Canada, Ltd. (the “Canadian Plans”). Any employee with less than two years of continuous service as of December 31, 2011 was required to enroll in the defined contribution component of the Canadian Plans as of January 1, 2012 or upon the completion of six months of continuous service, whichever is later. These and future employees will not be eligible to enroll in the defined benefit component of the Canadian Plans. This amendment to the Canadian Plans is reflected as a curtailment at December 31, 2012.

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

As described in Note 1, we elected to change our accounting method for recognizing actuarial gains and losses for our pension and other postretirement benefit plans. Accordingly, we have made revisions to previously disclosed amounts, specifically net periodic benefit cost and accumulated other comprehensive income, where certain amounts have been reclassified to retained earnings.

Obligations and Funded Status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2012	2011	2012	2011
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$2,687,007	$2,479,783	$122,460	$125,692
Service cost	46,828	43,495	1,138	1,143
Interest cost	122,605	134,927	5,124	5,805
Plan participants’ contributions	300	318	115	116
Curtailments	(94,642)	—	—	—
Amendments	2,996	2,055	(1,302)	(1,351)
Settlements	(57,430)	(13,625)	—	—
Actuarial loss (gain)	198,935	181,517	(2,153)	1,491
Foreign currency exchange rate changes	6,793	(5,633)	220	(211)
Benefits paid	(133,402)	(135,830)	(9,346)	(10,225)

Benefit obligation at end of period	$2,779,990	$2,687,007	$116,256	$122,460

Change in plan assets:
Fair value of plan assets at beginning of period	$1,917,850	$1,782,048	$33,558	$33,389
Actual return on plan assets	207,728	115,787	2,233	723
Plan participants’ contributions	300	318	115	116
Company contributions	187,284	174,639	10,764	9,555
Settlements	(57,430)	(13,625)	—	—
Foreign currency exchange rate changes	5,364	(5,487)	—	—
Benefits paid	(133,402)	(135,830)	(9,346)	(10,225)

Fair value of plan assets at the end of period	2,127,694	1,917,850	37,324	33,558

Funded status	$(652,296)	$(769,157)	$(78,932)	$(88,902)

Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$(75,119)	$(185,832)	$(7,724)	$(8,239)
Accumulated postretirement benefit obligation	—	—	(71,208)	(80,663)
Pension liability	(577,177)	(583,337)	—	—
Prepaid pension	—	12	—	—

Accrued benefit liability, net	$(652,296)	$(769,157)	$(78,932)	$(88,902)

Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost (credit)	$18,327	$19,949	$(2,523)	$(1,360)

Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$2,779,990	$2,686,796	N/A	N/A
Accumulated benefit obligation	$2,723.930	$2,515,868	$116,256	$122,460
Fair value of plan assets	$2,127,694	$1,917,626	$37,324	$33,558
Plans with plan assets in excess of accumulated benefit obligation
Projected benefit obligation	$—	$211	N/A	N/A
Accumulated benefit obligation	$—	$211	$—	$—
Fair value of plan assets	$—	$224	$—	$—

	Pension Benefits Year Ended December 31,			Other Benefits Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$46,828	$43,495	$39,176	$1,138	$1,143	$1,069
Interest cost	122,605	134,927	142,092	5,124	5,805	7,284
Expected return on plan assets	(136,913)	(148,347)	(136,364)	(1,930)	(1,919)	(1,744)
Amortization of prior service cost	3,579	3,721	3,711	(139)	33	28
Recognized net actuarial loss (gain)	34,496	212,802	106,805	(2,456)	2,952	(14,997)

Net periodic benefit cost (income)	$70,595	$246,598	$155,420	$1,737	$8,014	$(8,360)

Recognized net actuarial loss (gain) consists primarily of our reported actuarial loss (gain), curtailments, and the difference between the actual return on plan assets and the expected return on plan assets. These amounts are disclosed in this Note 6. As discussed in Note 17, we have excluded the recognized net actuarial loss (gain) from our reportable segments and such amount has been reflected in Note 17 as the Mark to Market Adjustment in the reconciliation of reportable segment income to consolidated operating income.

Additional Information

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2012	2011	2012	2011
	(In thousands)
Increase (decrease) in accumulated other comprehensive income due to actuarial losses—before taxes	$(1,957)	$(3,258)	$1,302	$1,616

In the current fiscal year, we have recognized expense (income) in other comprehensive income as components of net periodic benefit cost approximately $3.6 million and $(0.1) million for our pension benefits and other benefits, respectively. In the next fiscal year, we expect to recognize expense (income) in other comprehensive income as components of net periodic benefit cost approximately $3.7 million and $(0.3) million for our pension benefits and other benefits, respectively.

Assumptions

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	4.09%	4.76%	3.43%	4.35%
Rate of compensation increase	2.57%	3.69%	—	—
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.76%	5.56%	4.34%	4.92%
Expected return on plan assets	7.08%	8.24%	5.76%	5.76%
Rate of compensation increase	3.69%	3.69%	—	—

The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, we use a building-block approach. Historic real return trends for the various asset classes in the plan’s portfolio are combined with anticipated future market conditions to estimate the real rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the classes within the total asset portfolio. We are using an expected return on plan assets assumption of 7.2% for the majority of our existing pension plan assets (approximately 89% of our total pension assets at December 31, 2012).

Our existing other benefit plans are unfunded, with the exception of the NFS postretirement benefit plans. These plans provide health benefits to certain salaried and hourly employees, as well as retired employees, of NFS. Approximately 85% of total assets for these postretirement benefit plans are contributed into a Voluntary Employees’ Beneficiary Association trust.

	2012	2011
Assumed health-care cost trend rates at December 31
Health-care cost trend rate assumed for next year	8.50%	8.00%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2021	2019

Assumed health-care cost trend rates have a significant effect on the amounts we report for our health-care plan. A one-percentage-point change in our assumed health-care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost	$475	$(401)
Effect on postretirement benefit obligation	$7,756	$(6,456)

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

Domestic Plans

We sponsor the following domestic defined benefit plans:

•	Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (covering Power Generation and Nuclear Energy segment employees);

•	Retirement Plan for Employees of Babcock & Wilcox Governmental Operations (covering Nuclear Operations and Technical Services segment employees and Corporate employees);

•	Nuclear Fuel Services, Inc. Retirement Plan for Salaried Employees; and

•	Nuclear Fuel Services, Inc. Retirement Plan for Hourly Employees.

The assets of the domestic pension plans are commingled for investment purposes and held by the Trustee, The Bank of New York Mellon, in The Babcock & Wilcox Company Master Trust (the “Master Trust”). For the years ended December 31, 2012 and 2011, the investment return on domestic plan assets of the Master Trust (net of deductions for management fees) was approximately 12% and 7%, respectively.

The following is a summary of the asset allocations for the Master Trust at December 31, 2012 and 2011 by asset category:

	2012	2011
Asset Category:
Commingled and Mutual Funds	34%	25%
Fixed Income (excluding U. S. Government Securities)	29%	27%
U.S. Government Securities	22%	18%
Equity Securities	6%	17%
Partnerships with Security Holdings	6%	8%
Real Estate	1%	3%
Other	2%	2%

Total	100%	100%

The target allocation for 2013 for the domestic plans, by asset class, is as follows:

Asset Class:
Fixed Income	55%
Equities	45%

Foreign Plans

We sponsor various plans through certain of our foreign subsidiaries. These plans are the Canadian Plans and the Diamond Power Specialty Limited Retirement Benefits Plan (the “Diamond UK Plan”).

The combined weighted average asset allocations of these plans at December 31, 2012 and 2011 by asset category were as follows:

	2012	2011
Asset Category:
Equity Securities and Commingled Mutual Funds	58%	56%
Fixed Income	40%	41%
Other	2%	3%

Total	100%	100%

The target allocation for 2013 for the foreign plans, by asset class, is as follows:

	Canadian Plans	Diamond UK Plan
Asset Class:
U. S. Equity	17%	9%
Global Equity	38%	46%
Fixed Income	45%	45%

Fair Value

See Note 16 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total investments for our plans measured at fair value at December 31, 2012:

	12/31/12	Level 1	Level 2	Level 3
	(In thousands)
Pension and Other Benefits:
Fixed Income	$649,978	$1,031	$648,947	$—
Equities	120,223	120,220	—	3
Commingled and Mutual Funds	791,195	9,084	782,111	—
U.S. Government Securities	425,709	425,709	—	—
Partnerships with Security Holdings	112,881	—	—	112,881
Real Estate	14,516	—	—	14,516
Cash and Accrued Items	50,516	46,785	3,731	—

Total Assets	$2,165,018	$602,829	$1,434,789	$127,400

The following is a summary of total investments for our plans measured at fair value at December 31, 2011:

	12/31/11	Level 1	Level 2	Level 3
	(In thousands)
Pension and Other Benefits:
Fixed Income	$550,146	$—	$550,146	$—
Equities	298,083	298,077	—	6
Commingled and Mutual Funds	546,776	8,250	538,526	—
U.S. Government Securities	313,458	313,458	—	—
Partnerships with Security Holdings	134,295	—	—	134,295
Real Estate	53,560	—	—	53,560
Cash and Accrued Items	55,090	54,970	120	—

Total Assets	$1,951,408	$674,755	$1,088,792	$187,861

The following is a summary of the changes in the Plans’ Level 3 instruments measured on a recurring basis for the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$187,861	$207,244
Issuances and acquisitions	12,593	16,821
Dispositions	(74,329)	(52,572)
Realized gain	692	5,897
Unrealized gain	583	10,471

Balance at end of period	$127,400	$187,861

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

Cash Flows

	Domestic Plans		Foreign Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2013	$52,000	$2,082	$20,040	N/A

Expected benefit payments:
2013	127,558	12,500	11,389	596
2014	133,785	11,768	12,075	621
2015	139,444	10,581	12,731	613
2016	144,617	9,470	13,671	598
2017	149,047	8,163	14,116	618
2018-2022	785,955	28,708	79,572	3,315

The expected employer contributions to trusts for 2013 are included in current liabilities at December 31, 2012.

Defined Contribution Plans

We provide benefits under The Babcock & Wilcox Company Supplemental Executive Retirement Plan (“SERP Plan”), which is a defined contribution plan. Prior to the spin-off, we participated in the McDermott International, Inc. SERP Plan. We recorded expense related to the SERP Plan of approximately $0.6 million, $0.3 million and $0.7 million in the years ended December 31, 2012, 2011 and 2010, respectively.

We also provide benefits under the Thrift Plan. The Thrift Plan generally provides for matching employer contributions of 50% of participants’ contributions up to 6 percent of compensation. These matching employer contributions are typically made in shares of BWC common stock. Prior to the spin-off, we participated in the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (“MI Thrift Plan”). The MI Thrift Plan also provided for matching employer contributions of 50% of participants’ contributions up to 6 percent of compensation and employer contributions were typically made in shares of MII common stock. We also provide service-based cash contributions under the Thrift Plan to employees not accruing benefits under our defined benefit plans. Amounts charged to expense for employer contributions under the Thrift Plan and MI Thrift Plan totaled approximately $24.2 million, $22.1 million and $19.7 million in the years ended December 31, 2012, 2011 and 2010, respectively.

Effective January 1, 2012, we adopted The Babcock & Wilcox Company Defined Contribution Restoration Plan (the “Restoration Plan”) to restore benefits that would be provided to participants in the Thrift Plan but are precluded by the application of certain sections of the Internal Revenue Code of 1986, as amended (the “Code”). Each participant who is precluded from receiving the full amount of service-based contributions otherwise provided under the Thrift Plan in a plan year by the application of Code Section 401(a)(17) or 415(c) shall be credited with a employer service-based contribution for such plan year equal to the excess of the amount of service-based contributions that would have been made to the participant’s Thrift Plan account without the application of Code Section 401(a)(17) and 415(c) for the plan year over the amount of service-based contribution actually made to such Participant’s Thrift Plan account for the plan year. In addition, the Restoration Plan permits participants who are precluded from making the full amount of employee contributions to the Thrift Plan and receiving associated employer matching contributions by the application of Code Sections 401(a)(17) and 415(c) to elect to make deferral contributions and receive associated employer matching contributions under the Restoration Plan. Amounts charged to expense under the Restoration Plan totaled approximately $0.1 million in the year ended December 31, 2012.

Effective January 1, 2012, a defined contribution component was added to those Canadian Plans previously offering defined benefits to salaried employees. As of January 1, 2012, we made cash, service-based contributions under this arrangement. The amount charged to expense for employer contributions was approximately $0.5 million in the year ended December 31, 2012.

Multiemployer Plans

One of our subsidiaries in the Power Generation segment contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. Effective December 31, 2011, we adopted the disclosure provisions pertaining to these benefits that were issued in September, 2011 under FASB subtopic Compensation—Retirement Benefits—Multiemployer Plans.

The following table summarizes our contributions to multiemployer plans for the years covered by this report:

		Pension Protection							Expiration Date
		Act Zone		FIP/RP Status	Contributions				Of Collective
		Zone Status		Pending/	2012	2011	2010	Surcharge	Bargaining
Pension Fund	EIN/PIN	2012	2011	Implemented	(in millions)			Imposed	Agreement
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Yellow	Yellow	Yes	$18.9	$25.9	$12.4	No	Described Below
All Other					5.3	5.5	6.0

					$24.2	$31.4	$18.4

The Boilermaker-Blacksmith National Pension Trust (the “Boilermaker Plan”) is, by plan, the only significant contribution of our total contributions to these funds. Our collective bargaining agreements with the Boilermaker Plan are under a National Maintenance Agreement platform which is evergreen in terms of expiration. However, the agreement allows for termination by either party with a 90-day written notice. Our contributions to the Boilermaker Plan constitute less than 5% of total contributions to the plan. All other contributions expense for all periods included in this report represents multiple amounts to various plans that, individually, are deemed to be insignificant.

NOTE 7—ASSET SALES AND IMPAIRMENT OF LONG-LIVED ASSETS

We had net gains on asset sales of approximately $3.1 million during the year ended December 31, 2011, primarily attributable to the sale of a wholly owned manufacturing facility in a Chinese subsidiary of Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”).

During the years ended December 31, 2012, 2011 and 2010, we did not record any impairments of property, plant and equipment.

NOTE 8—CAPITAL STOCK

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

On November 5, 2012, our board of directors declared a dividend of $0.08 per share payable on December 17, 2012 to shareholders of record on November 19, 2012. In addition, our board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate value of up to $250 million. We may repurchase shares from time to time during a two-year period in the open market. As of December 31, 2012, we have repurchased 3,908,684 shares of common stock for approximately $96.7 million. On February 8, 2013, our board of directors declared a dividend of $0.08 per share payable on March 12, 2013 to shareholders of record on February 19, 2013.

We issue shares of our common stock in connection with our 2010 Long-Term Incentive Plan, and contributions to our Thrift Plan. At December 31, 2012, 9,111,185 shares of common stock were reserved for issuance in connection with those plans.

NOTE 9—STOCK-BASED COMPENSATION

2010 Long-Term Incentive Plan of The Babcock & Wilcox Company

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

At December 31, 2012, we had awarded 4,610,485 shares under this plan, and had a total of 5,389,515 shares of our common stock available for future awards. In the event of a change in control of our company, the terms of the awards under the Plan contain provisions that may cause restrictions to lapse and accelerate the vesting of plan awards.

2012 Long-Term Incentive Plan of Babcock & Wilcox Technical Services Group, Inc.

In June 2012, we established the 2012 Long-Term Incentive Plan of Babcock & Wilcox Technical Services Group, Inc., a cash-settled plan for employees of certain subsidiaries and unconsolidated affiliates as selected by the plan committee. The cash-settled plan provides for a number of forms of stock-based compensation, including stock appreciation rights, restricted stock units and performance units, subject to satisfaction of specific performance goals. Stock appreciation rights are granted at not less than 100% of the fair market value closing price of a share of B&W common stock on the date of grant, become exercisable at such time or times as determined when granted and expire not more than seven years after the date of grant. Stock appreciation rights are cash settled for the excess of the market price of B&W common stock on the exercise date minus the exercise price. Restricted stock units and performance units are cash settled upon vesting as determined when granted. We will not issue any shares of B&W common stock under this plan, as all awards are cash settled.

In the event of a change in control of our company, the terms of the awards under the cash-settled plan contain provisions that may cause restrictions to lapse and accelerate the vesting of plan awards.

Total stock-based compensation expense for all of our plans recognized for the years ended December 31, 2012, 2011 and 2010 totaled $18.3 million, $17.9 million and $16.3 million, respectively, with associated tax benefit recognized for the years ended December 31, 2012, 2011 and 2010 totaling $6.9 million, $6.6 million and $6.0 million, respectively.

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

As of December 31, 2012, total unrecognized estimated compensation expense related to nonvested awards was $15.6 million, net of estimated tax benefits of $9.5 million. The total gross unrecognized estimated compensation expense of $25.1 million is expected to be recognized over a weighted-average period of 1.9 years.

B&W Stock Options

The fair value of each option grant was estimated at the date of grant using Black-Scholes, with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.65%	1.52%	1.28%
Expected volatility	.36	.46	.61
Expected life of the option in years	3.98	3.75	4.08
Expected dividend yield	0%	0%	0%

The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The expected volatility is based on implied volatility from publicly traded options on our common stock, historical volatility of the price of our common stock and other factors. The expected life of the option is based on observed historical patterns. The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of grant. This amount was zero because we did not expect to pay dividends at the grant dates for the stock options awarded.

The following table summarizes activity for our stock options for the year ended December 31, 2012 (share data in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	1,154	$22.68
Granted	711	25.96
Exercised	(262)	11.24
Cancelled/expired/forfeited	(171)	29.05

Outstanding at end of period	1,432	$25.65	5.2 Years	$4.2

Exercisable at end of period	536	$22.31	4.1 Years	$3.5

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2012. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.

The weighted-average fair value of the stock options granted in the years ended December 31, 2012, 2011 and 2010 was $7.30, $12.33 and $10.64, respectively.

During the years ended December 31, 2012, 2011 and 2010, the total intrinsic value of stock options exercised was $3.8 million, $7.5 million and $1.5 million, respectively. The actual tax benefits realized related to the stock options exercised during the year ended December 31, 2012 were $0.6 million.

B&W Restricted Stock

Nonvested restricted stock awards as of December 31, 2012 and changes during the year ended December 31, 2012 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	13	$20.58
Granted	—	—
Vested	(7)	19.04
Cancelled/forfeited	—	—

Nonvested at end of period	6	$22.39

B&W Performance Shares

Nonvested performance shares as of December 31, 2012 and changes during the year ended December 31, 2012 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	477	$33.56
Granted	493	26.09
Vested	—	—
Cancelled/forfeited	(171)	30.77

Nonvested at end of period	799	$29.55

The actual number of shares in which each participant vests is dependent upon achievement of certain Return on Invested Capital and Diluted Earnings Per Share targets over three-year performance periods. The number of shares in which participants can vest ranges from zero to 200% of the initial performance shares granted, to be determined upon completion of the three-year performance period. The number of shares included in the table above assumes the nonvested awards at the beginning of the period will vest at 180% of the target shares and awards granted during 2012 will vest at 100% of the target shares.

B&W Restricted Stock Units

Nonvested restricted stock units as of December 31, 2012 and changes during the year ended December 31, 2012 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	491	$22.25
Granted	365	25.53
Vested	(357)	19.31
Cancelled/forfeited	(78)	27.69

Nonvested at end of period	421	$26.58

The actual tax benefits realized related to the restricted stock units vested during the year ended December 31, 2012 were $1.0 million.

Cash-Settled Stock Appreciation Rights

The fair value of each stock appreciation right grant was calculated at the grant date using Black-Scholes and was remeasured at the end of the reporting period with the following weighted-average assumptions:

Year Ended December 31, 2012
Risk-free interest rate	0.50%
Expected volatility	0.32
Expected life of the option in years	3.55
Expected dividend yield	1.23%

The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the stock appreciation right. The expected volatility is based on implied volatility from publicly traded options on our common stock, historical volatility of the price of our common stock and other factors. The expected life of the stock appreciation right is based on observed historical patterns and the length of time each award has been outstanding as of each measurement date. The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of measurement.

The following table summarizes activity for our stock appreciation rights for the year ended December 31, 2012 (unit data in thousands):

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	—	$—
Granted	49	25.23
Exercised	—	—
Cancelled/expired/forfeited	(12)	25.11

Outstanding at end of period	37	$25.27	6.5 Years	$0.0

Exercisable at end of period	—	$—	—	$—

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the stock appreciation rights holders had all holders exercised their rights on December 31, 2012. The intrinsic value is calculated as the total number of stock appreciation rights multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the stock appreciation rights. This amount changes based on the price of our common stock.

The weighted-average fair value as of December 31, 2012 for stock appreciation rights granted for the year ended December 31, 2012 was $5.96. This fair value is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.

Cash-Settled Performance Units

Nonvested cash-settled performance units as of December 31, 2012 and changes during the year ended December 31, 2012 were as follows (unit data in thousands):

	Number of Units	Weighted- Average Fair Value
Nonvested at beginning of period	—
Granted	40
Vested	—
Cancelled/forfeited	(10)

Nonvested at end of period	30	$26.20

The actual number of units in which each participant vests is dependent upon achievement of certain Return on Invested Capital and Diluted Earnings Per Share targets over three-year performance periods. The number of units in which participants can vest ranges from zero to 200% of the initial performance units granted, to be determined upon completion of the three-year performance period. The number of units included as granted in the table above assumes the award will vest at 100% of the target units.

The weighted-average fair value for these cash-settled awards is based on our closing stock price as of December 31, 2012. The fair value is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.

Cash-Settled Restricted Stock Units

Nonvested restricted stock units as of December 31, 2012 and changes during the year ended December 31, 2012 were as follows (unit data in thousands):

	Number of Units	Weighted- Average Fair Value
Nonvested at beginning of period	—
Granted	19
Vested	—
Cancelled/forfeited	(5)

Nonvested at end of period	14	$26.20

The weighted-average fair value for these cash-settled awards is based on our closing stock price as of December 31, 2012. The fair value is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.

MII Stock Options

The following summarizes the assumptions used for stock options granted to our employees prior to the spin-off. The fair value of each option grant was estimated at the date of grant using Black-Scholes, with the following weighted-average assumptions:

Year Ended December 31, 2010
Risk-free interest rate	2.18%
Expected volatility	0.55
Expected life of the option in years	4.79
Expected dividend yield	0%

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

Thrift Plan

On August 13, 2010, 5,000,000 of the authorized and unissued shares of B&W common stock were reserved for issuance for the employer match to the Thrift Plan. Those matching employer contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, lay-off or approved disability. The Thrift Plan allows employees to sell their interest in B&W’s common stock fund at any time, except as limited by applicable securities laws and regulations. During the year ended December 31, 2012, we issued 549,121 shares of B&W’s common stock as employer contributions pursuant to the Thrift Plan. At December 31, 2012, 3,721,670 shares of B&W’s common stock remained available for issuance under the Thrift Plan.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Investigations and Litigation

Nuclear Fuel Services, Inc.

In June 2011, approximately 18 plaintiffs filed a lawsuit styled as a “class action” in the U.S. District Court for the Eastern District of Tennessee against NFS, B&W, Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Technical Services Group, Inc. (“B&W TSG”), NOG-Erwin Holdings, Inc. and others relating to the operation of the NFS facility in Erwin, Tennessee. In October 2011, the plaintiffs filed a motion to amend the original complaint increasing the number of plaintiffs to approximately 140, and we filed a motion to dismiss. In December 2012, the court issued an order denying the plaintiffs’ motion to amend the original complaint and granting our motion to dismiss, with prejudice, all claims. The plaintiffs did not appeal and the judgment became final in January 2013. The plaintiffs sought compensatory and punitive damages alleging personal injuries and property damage resulting primarily from alleged releases of radioactive and other hazardous materials as a result of operations at the facility.

Apollo and Parks Township

In January 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against B&W PGG, B&W TSG, formerly known as B&W Nuclear Environmental Services, Inc. (the “B&W Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, additional suits have been filed by additional plaintiffs and there are currently eleven lawsuits pending in the U.S. District Court for the Western District of Pennsylvania against the B&W Parties and ARCO. Following the dismissal of a number of claims in June 2012, and the February 4, 2013 filing of an additional 10 primary claims, the suits presently involve approximately 85 primary claimants alleging, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in Apollo Borough and Parks Township, Pennsylvania (collectively, the “Apollo and Parks Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages. Eleven of the suits have been consolidated for most non-dispositive pre-trial matters. No action has been taken on the most recent filing. Discovery in the Apollo and Parks Litigation is ongoing and no trial date has been set.

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

In September 2011, a jury returned a verdict in the ANI Litigation, finding that the B&W Parties’ settlement of the Hall Litigation for $52.5 million and ARCO’s settlement for $27.5 million were fair and reasonable. Following the verdict, in February 2012, the B&W Parties, ARCO and ANI entered into an agreement in which the parties agreed to the dismissal with prejudice of all remaining claims pending in the ANI Litigation, excluding the B&W Parties’ and ARCO’s claims seeking reimbursement from ANI for the $52.5 million and $27.5 million settlements (plus interest) (the “Settlement Claims”). By agreement, ANI also waived: (1) any and all rights to appeal the September 2011 jury verdict on the basis of the trial court’s evidentiary rulings; and (2) any defenses and arguments of any kind except ANI’s position that it was not required to reimburse the B&W Parties and ARCO for their settlements under the provisions of the ANI policies. In February 2012, the Court granted the parties’ proposed order implementing their agreement and entered final judgment in favor of the B&W Parties and ARCO on the Settlement Claims. As part of the final order and judgment, the Court ruled that the B&W Parties and ARCO are entitled to pre-judgment interest on their $52.5 million and $27.5 million settlements, in the amounts of approximately $8.8 million and $6.2 million, respectively. In addition, post-verdict interest from the date of the jury verdict was awarded at 6%. In March 2012, ANI filed a notice of appeal as to the final judgment and a supersedeas appeal bond in the amount of 120% of the total final judgment amount. The parties have filed their respective briefs with the Superior Court and oral arguments were held October 31, 2012. No ruling has yet been issued by the court.

Execution on the final judgment is stayed pending ANI’s appeal in the Pennsylvania appellate courts. Pursuant to the agreement among the parties, if the final judgment is affirmed, following the exhaustion of all appeals, ANI must immediately satisfy the judgment and pay an additional liquidated contingency sum of $5 million to the B&W

Parties and ARCO. If on appeal the final judgment is reversed and/or vacated, ANI will not owe the liquidated contingency sum. B&W has not recognized any amounts claimed in the ANI Litigation in its financial statements due to the uncertainty surrounding the ultimate amount to be realized.

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

The NRC’s decommissioning regulations require our Nuclear Operations and Technical Services segments to provide financial assurance that it will be able to pay the expected cost of decommissioning each of its licensed facilities at the end of its service life. We provided financial assurance aggregating $43.5 million during the year ended December 31, 2012 with existing letters of credit for the ultimate decommissioning of these licensed facilities. These two facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. These letters of credit are to cover decommissioning required pursuant to work not subject to this DOE obligation.

Our compliance with U.S. federal, state and local environmental control and protection regulations resulted in pretax charges of approximately $15.3 million in the year ended December 31, 2012. In addition, compliance with existing environmental regulations necessitated capital expenditures of $3.2 million in the year ended December 31, 2012. At December 31, 2012 and 2011, we had total environmental reserves (including provisions for the facilities discussed above) of $49.6 million and $47.3 million, respectively. Of our total environmental reserves at December 31, 2012 and 2011, $3.1 million and $3.2 million, respectively, were included in current liabilities. In the year ended December 31, 2010 we recognized an $8.7 million gain, included in cost of operations in our consolidated and combined statements of income, attributable to a change in estimate of an environmental liability at our NFS subsidiary. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.

Operating Leases

Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2012 are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2013	$10,314
2014	$9,168
2015	$10,751
2016	$4,761
2017	$4,207
Thereafter	$4,734

Total rental expense for the years ended December 31, 2012, 2011 and 2010 was $12.1 million, $11.1 million and $10.5 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

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

We included in interest expense $8.7 million in the nine months ended September 30, 2010 attributable to an intercompany loan with a subsidiary of MII.

In connection with the accounting change described in Note 1, we adjusted our equity and related transactions prior to the spin-off. We recorded a cumulative reduction in parent equity as of January 1, 2010 of $554.8 million. Additionally, the related party transactions discussed below impacted our equity.

Dividend – In June 2010, we paid a dividend of $100.0 million to MII to maintain appropriate working capital needs. This amount was based on a determination by the MII Board of Directors after a review of the MII consolidated cash position and the respective foreseeable working capital and liquidity requirements for each of MII and B&W following the spin-off.

Net Transactions with Parent – In connection with the spin-off, capital in excess of par value increased by $523.6 million. This increase consisted primarily of the forgiveness of intercompany balances owed to MII of $178.0 million, the noncash settlement of a note payable to an MII affiliate totaling $277.8 million and the distribution by B&W of certain net assets totaling $20.7 million to MII, including $43.3 million in cash. In addition to these transactions, MII paid B&W $43.3 million in cash to settle a note receivable, and B&W paid MII $43.4 million in settlement of certain intercompany amounts. In addition, MII contributed net assets to B&W which included $12.5 million in cash.

See Note 3 for additional transactions with unconsolidated affiliates.

NOTE 12 – RISKS AND UNCERTAINTIES

Percentage-of-Completion Accounting

As of December 31, 2012, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.

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

NOTE 13 – FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

Our Power Generation and Nuclear Energy segments’ major customers are large utilities. The primary customer of our Nuclear Operations segment is the U.S. Government, including some of its contractors. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In the years ended December 31, 2012 and 2011, the U.S. Government accounted for approximately 34% and 38%, respectively, of our total revenues. See Note 17 for additional information about our operations in different geographic areas.

We believe that our provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. At December 31, 2012 and 2011, the allowance for possible losses that we deducted from accounts receivable – trade on the accompanying consolidated balance sheets was $3.8 million and $3.3 million, respectively.

NOTE 14 – INVESTMENTS

The following is a summary of our available-for-sale securities at December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Government and agency securities	$21,436	$10	$—	$21,446
Mutual funds	2,958	679	—	3,637
Asset-backed securities and collateralized mortgage obligations	554	2	(102)	454
Commercial paper	67,313	9	—	67,322

Total	$92,261	$700	$(102)	$92,859

The following is a summary of our available-for-sale securities at December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Government and agency securities	$51,308	$14	$—	$51,322
Mutual funds	2,957	355	—	3,312
Asset-backed securities and collateralized mortgage obligations	633	—	(171)	462
Commercial paper	17,481	4	(1)	17,484

Total	$72,379	$373	$(172)	$72,580

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
	(In thousands)
Year Ended December 31, 2012	$247,649	$35	$—
Year Ended December 31, 2011	$147,288	$—	$5
Year Ended December 31, 2010	$134,276	$—	$122

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity as a component of accumulated other comprehensive income, until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings. Any ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in other income (expense) – net in our consolidated and combined statements of income. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other income (expense) – net in our consolidated and combined statements of income.

We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. At December 31, 2012, we had deferred approximately $2.1 million of net gains on these derivative financial instruments in accumulated other comprehensive income. We expect to recognize this entire amount in the next twelve months.

At December 31, 2012, all of our derivative financial instruments consisted of FX forward contracts and warrants to purchase common stock. The notional amount of our FX forward contracts totaled $170.3 million at December 31, 2012, with maturities extending to July 2014. These instruments consist primarily of contracts to purchase or sell Canadian Dollars or Danish Kroner. The fair value of these contracts totaled $3.3 million, all of which are Level 2 in nature (See Note 16). The fair value of our warrants, which are related to our investment in USEC Inc. described in Note 2, totaled $0.3 million at December 31, 2012, and is Level 3 in nature. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under this facility.

The following tables summarize our derivative financial instruments at December 31, 2012 and 2011:

	Asset and Liability Derivatives
	December 31,
	2012	2011
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$2,251	$1,760
Other assets	$3,777	$3,792
Accounts payable	$1,893	$1,238
Other liabilities	$29	$610
Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Location
Other assets	$191	$—
Accounts payable	$962	$520
Other liabilities	$—	$664
Stock Warrants:
Location
Other assets	$317	$877

The effects of derivatives on our financial statements are outlined below:

	December 31,
	2012	2011
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain (loss) recognized in other comprehensive income	$2,031	$(1,224)

Income (loss) reclassified from accumulated other comprehensive loss into income: effective portion
Location
Revenues	$(1,082)	$4,128
Cost of operations	$3,833	$(2,350)
Other-net	$(24)	$373
Gain (loss) recognized in income: portion excluded from effectiveness testing
Location
Other-net	$(185)	$1,045

Derivatives Not Designated as Hedges:
Forward Contracts:
Gain (loss) recognized in income
Location
Other-net	$(169)	$1,234
Stock Warrants:
Loss recognized
Location
Other-net	$(560)	$(2,419)

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

The following sections describe the valuation methodologies we use to measure the fair values of our available-for-sale securities, derivatives and nonrecurring fair value measurements.

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

Our net unrealized gain/loss on investments is currently in an unrealized gain position totaling approximately $0.6 million at December 31, 2012. At December 31, 2011, we had an unrealized gain on our investments totaling approximately $0.2 million. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired at December 31, 2012.

Fair Value Measurements

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2012:

	12/31/12	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$3,637	$—	$3,637	$—
U.S. Government and agency securities	21,446	21,446	—	—
Asset-backed securities and collateralized mortgage obligations	454	—	454	—
Commercial paper	67,322	—	67,322	—

Total	$92,859	$21,446	$71,413	$—

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2011:

	12/31/11	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$3,312	$—	$3,312	$—
U.S. Government and agency securities	51,322	51,322	—	—
Asset-backed securities and collateralized mortgage obligations	462	—	462	—
Commercial paper	17,484	—	17,484	—

Total	$72,580	$51,322	$21,258	$—

Derivatives

Level 2 derivative assets and liabilities currently consist of FX rate derivatives. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At December 31, 2012, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars and Danish Kroner with a total notional amount of $170.3 million and a total fair value of $3.3 million.

Level 3 derivative assets include warrants to purchase common stock. The value of the warrants are computed using an option pricing model based on unobservable inputs such as a 40% stock price discount for inactive shares, and observable inputs, including interest rates and volatility. At December 31, 2012, the warrants had a fair value of $0.3 million.

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$877	$3,296
Total realized and unrealized gains (losses):
Included in other income (expense)-net	(560)	(2,419)
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	—	—
Principal repayments	—	—

Balance at end of period	$317	$877

Nonrecurring Fair Value Measurements

As described in Note 2, we performed a fair value analysis of our USEC Preferred Stock investment in the third quarter of 2012 for impairment purposes resulting in a fair value determination of $19.1 million. Fair value was determined using a combination of an option pricing model and a probability of default methodology. The fair value has been classified as Level 3 of the fair value hierarchy. The fair value measurement includes unobservable inputs for estimated default recovery rates ranging from 30% to 50%.

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments, as follows:

Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair values due to their highly liquid nature. The fair value has been classified as Level 1 of the fair value hierarchy.

Long- and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at December 31, 2012 and December 31, 2011. The fair value has been classified as Level 2 of the fair value hierarchy.

NOTE 17 – SEGMENT REPORTING

Our reportable segments are Power Generation, Nuclear Operations, Technical Services and Nuclear Energy, as described in Note 1. The operations of our segments are managed separately and each has unique technology, services and customer class.

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses, contract and insurance claims provisions, legal expenses and gains (losses) on sales of corporate assets. As described in Note 1, we have changed our accounting method regarding recognition of actuarial gains and losses. We have excluded from reportable segments the fourth quarter recognition of actuarial gains and losses as described in Note 1. Accordingly, we have adjusted previously disclosed segment information for this change in accounting.

1. Information about Operations in our Different Industry Segments:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
REVENUES (1):
Power Generation	$1,785,959	$1,541,509	$1,424,574
Nuclear Operations	1,098,031	1,043,185	995,969
Technical Services	107,851	119,711	90,147
Nuclear Energy	325,953	321,406	196,282
Adjustments and Eliminations	(26,435)	(73,771)	(18,161)

	$3,291,359	$2,952,040	$2,688,811

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Power Generation Transfers	$7,932	$53,852	$5,092
Nuclear Operations Transfers	6,015	5,860	4,423
Technical Services Transfers	3,496	2,155	2,438
Nuclear Energy Transfers	8,992	11,904	6,208

	$26,435	$73,771	$18,161

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
OPERATING INCOME:
Power Generation	$183,387	$183,984	$169,113
Nuclear Operations	226,269	194,438	168,636
Technical Services	59,655	69,915	47,122
Nuclear Energy	(62,879)	(116,887)	(26,442)

	$406,432	$331,450	$358,429

Unallocated Corporate(1)	(27,953)	(20,361)	(18,029)
Mark to Market Adjustment	(31,890)	(215,418)	(91,545)

Total Operating Income(2)	$346,589	$95,671	$248,855

Other Income (Expense):
Interest income	1,491	1,342	1,187
Interest expense	(3,735)	(4,543)	(12,938)
Other income (expense)—net	(24,927)	2,028	(16,896)

Total Other Expense	(27,171)	(1,173)	(28,647)

Income before Provision for Income Taxes	$319,418	$94,498	$220,208

(1) Unallocated corporate includes general corporate overhead not allocated to segments
(2) Included in operating income is the following:

(Gains) Losses on Asset Disposals – Net:
Power Generation	$3,276	$(3,456)	$39
Nuclear Operations	(339)	—	—
Technical Services	(1,517)	—	61
Nuclear Energy	(1)	96	(62)
Unallocated Corporate	—	273	—

	$1,419	$(3,087)	$38

Equity in Income of Investees:
Power Generation	$17,402	$25,778	$30,788
Nuclear Operations	—	—	—
Technical Services	49,621	52,877	43,294
Nuclear Energy	(314)	—	—

	$66,709	$78,655	$74,082

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
SEGMENT ASSETS:
Power Generation	$1,059,824	$1,325,959	$1,082,801
Nuclear Operations	708,607	679,818	639,090
Technical Services	125,494	123,717	85,509
Nuclear Energy	401,233	347,158	339,457

Total Segment Assets	2,295,158	2,476,652	2,146,857
Corporate Assets	545,197	312,459	353,653

Total Assets	$2,840,355	$2,789,111	$2,500,510

CAPITAL EXPENDITURES:
Power Generation	$24,592	$15,788	$13,627
Nuclear Operations	44,810	32,082	24,718
Technical Services	—	—	15
Nuclear Energy	8,435	7,257	4,480

Segment Capital Expenditures	77,837	55,127	42,840
Corporate Capital Expenditures	8,798	8,747	20,809

Total Capital Expenditures	$86,635	$63,874	$63,649

DEPRECIATION AND AMORTIZATION:
Power Generation	$19,126	$17,264	$18,564
Nuclear Operations	32,013	38,169	36,955
Technical Services	244	262	263
Nuclear Energy	6,202	5,346	4,988

Segment Depreciation and Amortization	57,585	61,041	60,770
Corporate Depreciation and Amortization	12,112	11,962	10,863

Total Depreciation and Amortization	$69,697	$73,003	$71,633

INVESTMENT IN UNCONSOLIDATED AFFILIATES:
Power Generation	$139,399	$124,686	$95,527
Nuclear Operations	—	—	—
Technical Services	46,928	38,882	5,284
Nuclear Energy	27	—	—

Total Investment in Unconsolidated Affiliates	$186,354	$163,568	$100,811

2. Information about our Product and Service Lines:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
REVENUES:
Power Generation:
New Build Environmental Equipment	$446,514	$235,750	$277,531
New Build Steam Generation Systems	511,201	416,779	386,356
Aftermarket Services	841,571	894,677	765,573
Eliminations/Other	(13,327)	(5,697)	(4,886)

	1,785,959	1,541,509	1,424,574

Nuclear Operations:
Nuclear Component Program	1,086,081	1,025,838	986,952
Commercial Operations	5,908	11,674	4,449
Eliminations/Other	6,042	5,673	4,568

	1,098,031	1,043,185	995,969

Technical Services:
Commercial Operations	20,819	29,708	28,862
Nuclear Environmental Services	78,228	76,267	48,351
Management & Operation Contracts of U.S. Government Facilities	8,804	13,736	12,934
Eliminations/Other	—	—	—

	107,851	119,711	90,147

Nuclear Energy:
Nuclear Services	158,365	151,118	119,244
Nuclear Equipment	134,011	122,789	72,336
Nuclear Projects	33,319	45,539	4,700
Eliminations/Other	258	1,960	2

	325,953	321,406	196,282

Eliminations	(26,435)	(73,771)	(18,161)

	$3,291,359	$2,952,040	$2,688,811

3. Information about our Operations in Different Geographic Areas:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
REVENUES(1):
United States	$2,615,387	$2,340,299	$2,133,924
Canada	288,246	238,663	252,089
Sweden	101,688	94,337	48,632
China	45,830	48,153	48,285
Germany	34,364	8,222	3,464
Argentina	23,529	21,016	4,374
Denmark	18,504	12,310	15,040
Finland	17,143	20,723	4,040
Korea	14,461	6,272	9,114
India	13,306	8,891	16,277
Chile	11,582	6,811	2,870
Norway	9,939	29,844	33,353
Italy	8,477	6,516	11,361
Saudi Arabia	7,973	3,307	1,689
Indonesia	7,828	4,642	6,048
United Kingdom	6,653	6,150	6,791
Japan	6,497	8,716	8,797
Bulgaria	2,620	14,149	2,144
Brazil	2,585	4,671	2,957
France	2,384	3,433	5,373
Ireland	2,189	14,769	26,574
Other Countries	50,174	50,146	45,615

	$3,291,359	$2,952,040	$2,688,811

(1) We allocate geographic revenues based on the location of the customer’s operations.
NET PROPERTY, PLANT AND EQUIPMENT:
United States	$363,447	$348,498	$345,848
Canada	45,402	41,868	41,959
United Kingdom	9,714	9,758	10,401
Denmark	8,565	8,813	8,395
Mexico	8,302	7,024	6,299
Other Countries	11,591	6,330	5,410

	$447,021	$422,291	$418,312

4. Information about our Major Customers:

In the years ended December 31, 2012, 2011 and 2010, the U.S. Government accounted for approximately 34%, 38% and 39%, respectively, of our total revenues. Substantially, these revenues are included in our Nuclear Operations and Technical Services segments.

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012 Quarter Ended
	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(In thousands, except per share amounts)
Revenues	$765,892	$852,585	$807,586	$865,296
Operating income (1)	$86,420	$110,077	$84,399	$65,693
Equity in income of investees	$17,357	$16,687	$14,546	$18,119
Net income attributable to The Babcock & Wilcox Company	$59,950	$77,231	$51,443	$39,071
Earnings per common share:
Basic:
Net income attributable to The Babcock & Wilcox Company	$0.51	$0.65	$0.43	$0.33
Diluted:
Net income attributable to The Babcock & Wilcox Company	$0.50	$0.65	$0.43	$0.33
(1) Includes equity in income of investees.

	Year Ended December 31, 2011 Quarter Ended
	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(In thousands, except per share amounts)
Revenues	$691,277	$752,352	$707,622	$800,789
Operating income (loss) (1)	$41,394	$82,809	$74,912	$(103,444)
Equity in income of investees	$15,361	$18,381	$22,782	$22,131
Net income (loss) attributable to The Babcock & Wilcox Company	$25,921	$58,665	$56,742	$(63,009)
Earnings per common share:
Basic:
Net income (loss) attributable to The Babcock & Wilcox Company	$0.22	$0.50	$0.48	$(0.53)
Diluted:
Net income (loss) attributable to The Babcock & Wilcox Company	$0.22	$0.50	$0.48	$(0.53)
(1) Includes equity in income of investees.

Our March 31, 2011 quarter included additional costs to complete projects totaling $32.7 million. Our June 30, 2011 quarter included $10.9 million of favorable settlements with the sellers of NFS. In addition, our June 30, 2011 and September 30, 2011 quarters included additional costs to complete projects totaling $26.0 million and $3.1 million respectively. Our June 30, 2012 quarter included an $18.1 million favorable settlement with Energy Northwest. Our September 30, 2012 quarter included a $27.0 million impairment of our investment in USEC, Inc. with no related tax benefit and a $25.3 million reduction in our provision for income taxes related to the recognition of previously unrecognized tax benefits.

We have retrospectively applied the new accounting method for recognizing actuarial gains and losses, as described in Note 1. The impact of these adjustments on previously reported quarterly results is summarized below (in thousands, except per share amounts):

Increase (Decrease) from	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Previously Reported Amounts	2012	2011	2012	2011	2012	2011	2012	2011
Operating income	$20,709	$19,493	$20,718	$19,552	$17,092	$17,361	$(12,486)	$(196,703)
Net income attributable to The Babcock & Wilcox Company	$13,206	$12,411	$13,207	$12,456	$10,922	$11,079	$(8,692)	$(127,281)
Earnings per common share:
Basic:
Net income attributable to The Babcock & Wilcox Company	$0.11	$0.10	$0.11	$0.11	$0.09	$0.09	$(0.07)	$(1.07)
Diluted:
Net income attributable to The Babcock & Wilcox Company	$0.11	$0.11	$0.11	$0.11	$0.09	$0.09	$(0.07)	$(1.07)

NOTE 19 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except shares and per share amounts)
Basic:
Net income attributable to The Babcock & Wilcox Company	$227,695	$78,319	$139,939

Weighted average common shares	118,418,930	117,560,594	116,260,425

Basic earnings per common share:
Net income attributable to The Babcock & Wilcox Company	$1.92	$0.67	$1.20

Diluted:
Net income attributable to The Babcock & Wilcox Company	$227,695	$78,319	$139,939

Weighted average common shares (basic)	118,418,930	117,560,594	116,260,425
Effect of dilutive securities:
Stock options, restricted stock and performance shares(1)	602,394	844,003	1,365,640

Adjusted weighted average common shares	119,021,324	118,404,597	117,626,065

Diluted earnings per common share:
Net income attributable to The Babcock & Wilcox Company	$1.91	$0.66	$1.19

(1)	At December 31, 2012, 2011 and 2010, we excluded from the diluted share calculation 1,082,904, 742,035 and 349,744 shares, respectively, related to stock options, as their effect would have been antidilutive.

NOTE 20 – EFFECT OF ACCOUNTING CHANGE

We have retrospectively applied the new accounting method for recognizing actuarial gains and losses, as described in Note 1. We recorded a cumulative reduction to parent equity as of January 1, 2010 of $554.8 million related to this accounting method change. The impact of these adjustments on our consolidated and combined results and financial position is summarized below.

	2012		2011		2010
	New Method	Historical Method	As Adjusted	Previously Reported	As Adjusted	Previously Reported
	(In thousands, except per share amounts)
Consolidated and Combined Statements of Income:
Cost of operations	$2,461,205	$2,500,858	$2,384,154	$2,278,208	$2,032,347	$2,024,034
Selling, general and administrative expenses	$428,293	$434,673	$447,561	$413,210	$412,486	$405,682
Other income (expense)—net	$(24,927)	$(24,903)	$2,028	$2,168	$(16,896)	$(16,400)
Provision for income taxes	$101,861	$84,495	$23,880	$72,982	$80,005	$82,294
Net income	$217,557	$188,914	$70,618	$161,953	$140,203	$153,526
Net income attributable to The Babcock & Wilcox Company	$227,695	$199,052	$78,319	$169,654	$139,939	$153,262
Earnings per common share:
Basic:
Net income attributable to The Babcock & Wilcox Company	$1.92	$1.68	$0.67	$1.44	$1.20	$1.32
Diluted:
Net income attributable to The Babcock & Wilcox Company	$1.91	$1.67	$0.66	$1.43	$1.19	$1.30
Consolidated and Combined Statements of Comprehensive Income:
Unrecognized losses arising during the period	$(434)	$(21,486)	$(1,205)	$(140,436)	$(551)	$(62,059)
Amortization of losses included in net income	$2,281	$51,976	$2,487	$50,382	$2,386	$50,571
Consolidated Balances Sheets:
Capital in excess of par value	$713,257	$1,143,275	$676,952	$1,106,971
Retained earnings	$349,063	$455,855	$130,890	$266,325
Accumulated other comprehensive income (loss)	$32,728	$(504,082)	$26,826	$(538,628)
Consolidated and Combined Statements of Cash Flows:
Net income	$217,557	$188,914	$70,618	$161,953	$140,203	$153,526
Provision for (benefit from) deferred taxes	$43,038	$25,672	$(19,200)	$29,902	$31,168	$33,457
Recognition of losses and prior service cost for pension and postretirement plans	$35,480	$78,050	$219,508	$79,070	$95,547	$79,935

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) and for our assessment of the effectiveness of internal control over financial reporting.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated and combined financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2012. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2012, and their report is included in Item 9A.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Babcock & Wilcox Company:

We have audited the internal control over financial reporting of The Babcock & Wilcox Company and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or person performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding a change in the Company’s method of recognizing actuarial gains and losses for pension and other postretirement benefit plans for the year ended December 31, 2012 and a change to the operation of The Babcock & Wilcox Company as a subsidiary of McDermott International, Inc. for a portion of 2010.

/S/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
February 27, 2013

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings “Election of Directors,” “Named Executive Profiles,” and “Executive Officers” in the Proxy Statement for our 2013 Annual Meeting of Stockholders. The information required by this item with respect to compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement for our 2013 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit and Finance Committee financial experts is incorporated by reference to the material appearing in the “Director Independence” and “Audit and Finance Committee” sections under the heading “Corporate Governance – Board of Directors and Its Committees” in the Proxy Statement for our 2013 Annual Meeting of Stockholders.

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

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to (1) the Equity Compensation Plan Information table appearing in Item 5 – “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this report and (2) the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in Note 11 to our consolidated and combined financial statements included in this report is incorporated by reference. Additional information required by this item is incorporated by reference to the material appearing under the headings “Corporate Governance – Director Independence” and “Certain Relationships and Related Transactions” in the Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2013” in the Proxy Statement for our 2013 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report or incorporated by reference:

1.	CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated and Combined Statements of Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated and Combined Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated and Combined Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated and Combined Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

2.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made of the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related footnotes contained in this report.

3.	EXHIBITS

Exhibit Number                 Description

2.1	Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File no. 1-34658)).

3.1	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2	Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

4.1	Amended and Restated Credit Agreement, dated as of June 8, 2012, entered into by and among The Babcock & Wilcox Company, certain lenders and letter of credit issuers executing the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 8, 2012 (File No. 1-34658)).

4.2	Amended and Restated Pledge and Security Agreement, dated as of June 8, 2012, entered into by and among The Babcock & Wilcox Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 8, 2012 (File No. 1-34658)).

10.1	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.2	Securities Purchase Agreement dated as of May 25, 2010, by and among USEC Inc., Toshiba Corporation and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.18 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on June 4, 2010 (File No. 1-34658)).

10.3	Standstill Agreement, dated as of June 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q dated August 8, 2011 (File No. 1-34658)).

10.4	First Amendment to Standstill Agreement, dated as of August 15, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-34658)).

10.5	Second Amendment to Standstill Agreement, dated as of September 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-34658)).

10.6*	2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, effective July 2, 2010 (incorporated by reference to Exhibit 10.8 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.7*	Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, dated as of February 22, 2011, (incorporated by reference to Appendix A to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.8*	The Babcock & Wilcox Executive Incentive Compensation Plan, as amended and restated as of February 22, 2011, (incorporated by reference to Appendix B to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.9*	Supplemental Executive Retirement Plan of The Babcock & Wilcox Company, as amended and restated December 8, 2010, (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated December 8, 2010 (File No. 1-34658)).

10.10*	The Babcock & Wilcox Company Defined Contribution Restoration Plan, effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-34658)).

10.11*	Form of Change In Control Agreement between E. James Ferland and The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 31, 2012 (File No. 1-34658)).

10.12*	Form of Change In Control Agreement between Anthony S. Colatrella and The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated November 14, 2011 (File No. 1-34658)).

10.13*	Change in Control Agreement entered into among The Babcock & Wilcox Company, Babcock & Wilcox Investment Company and Brandon C. Bethards effective as of August 11, 2010 (incorporated by reference to Exhibit 10.9 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.14*	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company, certain employer subsidiaries and executive officers (other than Mr. Ferland or Mr. Colatrella) effective as of August 11, 2010 (incorporated by reference to Exhibit 10.11 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.15*	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company, certain employer subsidiaries and selected officers (other than executive officers) effective as of August 11, 2010 (incorporated by reference to Exhibit 10.12 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.16*	2013 Notice of Grant under Amended and Restated 2010 Long-Term Inventive Plan of The Babcock & Wilcox Company.

10.17*	Form of 2013 Stock Option Grant Agreement for Employees.

10.18*	Form of 2013 Restricted Stock Unit Grant Agreement for Employees.

10.19*	Form of 2013 Performance Restricted Stock Units Grant Agreement for Employees.

10.20*	2012 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.27 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.21*	Form of 2012 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.22*	Form of 2012 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.29 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.23*	Form of 2012 Performance Share Grant Agreement for Employees (incorporated by reference to Exhibit 10.30 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.24*	2011 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.23 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.25*	Form of 2011 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.24 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.26*	Form of 2011 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.25 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.27*	Form of 2011 Performance Share Grant Agreement for Employees (incorporated by reference to Exhibit 10.26 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.28*	Form of Restricted Stock Award Grant Agreement for Messrs. Bethards and Taff granted pursuant to the Restructuring Transaction Retention Agreements (incorporated by reference to Exhibit 10.27 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.29*	Form of 2010 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.30*	Form of 2010 Restricted Stock Award Grant Agreement for Employees (incorporated by reference to Exhibit 10.29 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.31*	Form of 2010 Stock Option Grant Agreement for Employees converted on the spin-off from awards of stock options to purchase shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.30 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.32*	Form of 2010 Restricted Stock Award Grant Agreement for Employees converted on the spin-off from awards of restricted shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.31 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.33*	Form of 2010 Restricted Stock Unit Grant Agreement for Employees converted on the spin-off from awards of restricted stock units denominated in shares of McDermott International, Inc. common stock. (incorporated by reference to Exhibit 10.32 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.34*	Form of 2010 Restricted Stock Unit Grant Agreement for Employees converted on the spin-off from awards of performance shares denominated in shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.33 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.35*	Consulting Agreement, dated as of June 29, 2011, between The Babcock & Wilcox Company and Michael S. Taff (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 29, 2011 (File No. 1-34658)).

10.36*	Separation and Consulting Agreement between Brandon C. Bethards and The Babcock & Wilcox Company, dated April 5, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 31, 2012 (File No. 1-34658)).

10.37*	Consulting Agreement by and between Babcock & Wilcox Power Generation Group, Inc. and Richard L. Killion dated as of July 9, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated July 9, 2012 (File No. 1-34658)).

10.38*	The Babcock & Wilcox Company Executive Severance Plan dated November 5, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated November 5, 2012 (File No. 1-34658)).

18	Letter on Change in Accounting Principles

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

95	Mine Safety

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BABCOCK & WILCOX COMPANY

February 27, 2013	By:	/s/ E. James Ferland
E. James Ferland
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ E. James Ferland E. James Ferland	President and Chief Executive Officer (Principal Executive Officer)

/s/ Anthony S. Colatrella Anthony S. Colatrella	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)

/s/ David S. Black David S. Black	Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Representative)

/s/ John A. Fees John A. Fees	Chairman of the Board and Director

/s/ Thomas A. Christopher Thomas A. Christopher	Director

/s/ Robert W. Goldman Robert W. Goldman	Director

/s/ Stephen G. Hanks Stephen G. Hanks	Director

/s/ D. Bradley McWilliams D. Bradley McWilliams	Director

/s/ Richard W. Mies Richard W. Mies	Director

/s/ Anne R. Pramaggiore Anne R. Pramaggiore	Director

/s/ Larry L. Weyers Larry L. Weyers	Director

February 27, 2013

INDEX TO EXHIBITS

Exhibit Number	Description	Sequentially Numbered Pages

2.1	Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File no. 1-34658)).

3.1	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2	Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

4.1	Amended and Restated Credit Agreement, dated as of June 8, 2012, entered into by and among The Babcock & Wilcox Company, certain lenders and letter of credit issuers executing the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 8, 2012 (File No. 1-34658)).

4.2	Amended and Restated Pledge and Security Agreement, dated as of June 8, 2012, entered into by and among The Babcock & Wilcox Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 8, 2012 (File No. 1-34658)).

10.1	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.2	Securities Purchase Agreement dated as of May 25, 2010, by and among USEC Inc., Toshiba Corporation and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.18 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on June 4, 2010 (File No. 1-34658)).

10.3	Standstill Agreement, dated as of June 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q dated August 8, 2011 (File No. 1-34658)).

10.4	First Amendment to Standstill Agreement, dated as of August 15, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-34658)).

10.5	Second Amendment to Standstill Agreement, dated as of September 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-34658)).

10.6*	2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, effective July 2, 2010 (incorporated by reference to Exhibit 10.8 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.7*	Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, dated as of February 22, 2011, (incorporated by reference to Appendix A to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.8*	The Babcock & Wilcox Executive Incentive Compensation Plan, as amended and restated as of February 22, 2011, (incorporated by reference to Appendix B to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.9*	Supplemental Executive Retirement Plan of The Babcock & Wilcox Company, as amended and restated December 8, 2010, (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated December 8, 2010 (File No. 1-34658)).

10.10*	The Babcock & Wilcox Company Defined Contribution Restoration Plan, effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-34658)).

10.11*	Form of Change In Control Agreement between E. James Ferland and The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 31, 2012 (File No. 1-34658)).

10.12*	Form of Change In Control Agreement between Anthony S. Colatrella and The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated November 14, 2011 (File No. 1-34658)).

10.13*	Change in Control Agreement entered into among The Babcock & Wilcox Company, Babcock & Wilcox Investment Company and Brandon C. Bethards effective as of August 11, 2010 (incorporated by reference to Exhibit 10.9 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.14*	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company, certain employer subsidiaries and executive officers (other than Mr. Ferland or Mr. Colatrella) effective as of August 11, 2010 (incorporated by reference to Exhibit 10.11 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.15*	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company, certain employer subsidiaries and selected officers (other than executive officers) effective as of August 11, 2010 (incorporated by reference to Exhibit 10.12 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34658)).

10.16*	2013 Notice of Grant under Amended and Restated 2010 Long-Term Inventive Plan of The Babcock & Wilcox Company.

10.17*	Form of 2013 Stock Option Grant Agreement for Employees.

10.18*	Form of 2013 Restricted Stock Unit Grant Agreement for Employees.

10.19*	Form of 2013 Performance Restricted Stock Units Grant Agreement for Employees.

10.20*	2012 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.27 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.21*	Form of 2012 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.22*	Form of 2012 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.29 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.23*	Form of 2012 Performance Share Grant Agreement for Employees (incorporated by reference to Exhibit 10.30 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.24*	2011 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.23 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.25*	Form of 2011 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.24 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.26*	Form of 2011 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.25 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.27*	Form of 2011 Performance Share Grant Agreement for Employees (incorporated by reference to Exhibit 10.26 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.28*	Form of Restricted Stock Award Grant Agreement for Messrs. Bethards and Taff granted pursuant to the Restructuring Transaction Retention Agreements (incorporated by reference to Exhibit 10.27 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.29*	Form of 2010 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.30*	Form of 2010 Restricted Stock Award Grant Agreement for Employees (incorporated by reference to Exhibit 10.29 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.31*	Form of 2010 Stock Option Grant Agreement for Employees converted on the spin-off from awards of stock options to purchase shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.30 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.32*	Form of 2010 Restricted Stock Award Grant Agreement for Employees converted on the spin-off from awards of restricted shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.31 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.33*	Form of 2010 Restricted Stock Unit Grant Agreement for Employees converted on the spin-off from awards of restricted stock units denominated in shares of McDermott International, Inc. common stock. (incorporated by reference to Exhibit 10.32 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.34*	Form of 2010 Restricted Stock Unit Grant Agreement for Employees converted on the spin-off from awards of performance shares denominated in shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.33 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.35*	Consulting Agreement, dated as of June 29, 2011, between The Babcock & Wilcox Company and Michael S. Taff (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 29, 2011 (File No. 1-34658)).

10.36*	Separation and Consulting Agreement between Brandon C. Bethards and The Babcock & Wilcox Company, dated April 5, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 31, 2012 (File No. 1-34658)).

10.37*	Consulting Agreement by and between Babcock & Wilcox Power Generation Group, Inc. and Richard L. Killion dated as of July 9, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated July 9, 2012 (File No. 1-34658)).

10.38*	The Babcock & Wilcox Company Executive Severance Plan dated November 5, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated November 5, 2012 (File No. 1-34658)).

18	Letter on Change in Accounting Principles

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

95	Mine Safety

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.