Form 10-Q
period 2013-03-31
Babcock & Wilcox Co
filed 2013-05-07
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s common stock outstanding at April 30, 2013 was 112,204,538.

THE BABCOCK & WILCOX COMPANY

I N D E X – F O R M 1 0 – Q

PART I

THE BABCOCK & WILCOX COMPANY

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
	(In thousands)

Current Assets:
Cash and cash equivalents	$261,116	$383,547
Restricted cash and cash equivalents	60,601	60,961
Investments	93,382	88,769
Accounts receivable – trade, net	374,296	364,960
Accounts receivable – other	72,312	61,682
Contracts in progress	332,911	316,518
Inventories	117,115	124,218
Deferred income taxes	74,765	78,573
Other current assets	53,590	41,858

Total Current Assets	1,440,088	1,521,086

Property, Plant and Equipment	1,107,273	1,099,040
Less accumulated depreciation	661,902	652,019

Net Property, Plant and Equipment	445,371	447,021

Investments	4,206	4,090

Goodwill	280,289	280,780

Deferred Income Taxes	216,444	227,215

Investments in Unconsolidated Affiliates	189,383	186,354

Intangible Assets	87,367	87,686

Other Assets	86,244	86,123

TOTAL	$2,749,392	$2,840,355

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2013	2012
	(Unaudited)
	(In thousands)

Current Liabilities:
Notes payable and current maturities of long-term debt	$4,069	$4,062
Accounts payable	280,521	264,798
Accrued employee benefits	147,548	186,495
Accrued liabilities – other	77,354	57,991
Advance billings on contracts	417,109	472,287
Accrued warranty expense	82,865	83,682
Income taxes payable	—	9,973

Total Current Liabilities	1,009,466	1,079,288

Long-Term Debt	365	430

Accumulated Postretirement Benefit Obligation	69,299	71,208

Environmental Liabilities	46,790	46,497

Pension Liability	579,334	579,165

Other Liabilities	58,491	60,851

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 119,951,145 and 119,608,026 shares at March 31, 2013 and December 31, 2012, respectively	1,200	1,196
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	721,289	713,257
Retained earnings	387,087	349,063
Treasury stock at cost, 6,596,570 and 4,372,143 shares at March 31, 2013 and December 31, 2012, respectively	(168,809)	(109,809)
Accumulated other comprehensive income	27,780	32,728

Stockholders’ Equity – The Babcock & Wilcox Company	968,547	986,435
Noncontrolling interest	17,100	16,481

Total Stockholders’ Equity	985,647	1,002,916

TOTAL	$2,749,392	$2,840,355

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY CONDENSED CONSOLIDATED

STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
	(In thousands, except share and per share amounts)

Revenues	$805,423	$765,892

Costs and Expenses:
Cost of operations	619,697	563,888
Research and development costs	28,346	29,036
Gains on asset disposals and impairments – net	(69)	(260)
Selling, general and administrative expenses	103,600	104,165
Special charges for restructuring activities	8,423	—

Total Costs and Expenses	759,997	696,829

Equity in Income of Investees	14,787	17,357

Operating Income	60,213	86,420

Other Income (Expense):
Interest income	332	233
Interest expense	(818)	(623)
Other – net	1,406	(1,066)

Total Other Income (Expense)	920	(1,456)

Income before Provision for Income Taxes	61,133	84,964

Provision for Income Taxes	16,257	27,895

Net Income	$44,876	$57,069

Net Loss Attributable to Noncontrolling Interest	2,298	2,882

Net Income Attributable to The Babcock & Wilcox Company	$47,174	$59,951

Earnings per Common Share:
Basic:
Net Income Attributable to The Babcock & Wilcox Company	$0.41	$0.51
Diluted:
Net Income Attributable to The Babcock & Wilcox Company	$0.41	$0.50

Shares used in the computation of earnings per share (Note 10):
Basic	114,097,313	118,255,346
Diluted	114,737,154	118,859,141

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
	(In thousands)

Net Income	$44,876	$57,069

Other Comprehensive Income:
Currency translation adjustments:
Foreign currency translation adjustments	(3,744)	4,780
Unrealized gains (losses) on derivative financial instruments:
Unrealized (losses) gains on derivative financial instruments	(2,161)	1,528
Realized losses (gains) on derivative financial instruments	1,047	(431)
Amortization of benefit plan costs	528	519
Unrealized gains on investments:
Unrealized gains arising during the period	95	228
Realized gains recognized during the period	(714)	—

Other Comprehensive Income (Loss)	(4,949)	6,624

Total Comprehensive Income	39,927	63,693

Comprehensive Loss Attributable to Noncontrolling Interest	2,299	2,870

Comprehensive Income Attributable to The Babcock & Wilcox Company	$42,226	$66,563

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Capital In		Accumulated Other			Non-	Total
	Common Stock		Excess of	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
		(In thousands, except share amounts)
Balance December 31, 2012	119,608,026	$1,196	$713,257	$349,063	$32,728	$(109,809)	$986,435	$16,481	$1,002,916

Net income	—	—	—	47,174	—	—	47,174	(2,298)	44,876
Dividends declared ($.08 per share)	—	—	—	(9,150)	—	—	(9,150)	—	(9,150)
Amortization of benefit plan costs	—	—	—	—	528	—	528	—	528
Unrealized gain on investments	—	—	—	—	(619)	—	(619)	—	(619)
Translation adjustments	—	—	—	—	(3,743)	—	(3,743)	(1)	(3,744)
Unrealized gain on derivatives	—	—	—	—	(1,114)	—	(1,114)	—	(1,114)
Exercise of stock options	39,385	1	808	—	—	—	809	—	809
Contributions to thrift plan	109,405	1	2,952	—	—	—	2,953	—	2,953
Shares placed in treasury	—	—	—	—	—	(59,000)	(59,000)	—	(59,000)
Stock-based compensation charges	194,329	2	4,272	—	—	—	4,274	—	4,274
Contribution of in-kind services	—	—	—	—	—	—	—	3,020	3,020
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(102)	(102)

Balance March 31, 2013 (unaudited)	119,951,145	$1,200	$721,289	$387,087	$27,780	$(168,809)	$968,547	$17,100	$985,647

Balance December 31, 2011	118,458,911	$1,185	$676,952	$130,890	$26,826	$(10,059)	$825,794	$9,179	$834,973

Net income	—	—	—	59,951	—	—	59,951	(2,882)	57,069
Amortization of benefit plan costs	—	—	—	—	519	—	519	—	519
Unrealized gain on investments	—	—	—	—	228	—	228	—	228
Translation adjustments	—	—	—	—	4,768	—	4,768	12	4,780
Unrealized gain on derivatives	—	—	—	—	1,097	—	1,097	—	1,097
Exercise of stock options	146,093	1	2,735	—	—	—	2,736	—	2,736
Contributions to thrift plan	110,231	1	2,859	—	—	—	2,860	—	2,860
Shares placed in treasury	—	—	—	—	—	(2,830)	(2,830)	—	(2,830)
Stock-based compensation charges	305,056	3	3,980	—	—	—	3,983	—	3,983
Contribution of in-kind services	—	—	—	—	—	—	—	3,644	3,644
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(97)	(97)

Balance March 31, 2012 (unaudited)	119,020,291	$1,190	$686,526	$190,841	$33,438	$(12,889)	$899,106	$9,856	$908,962

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$44,876	$57,069
Non-cash items included in net income:
Depreciation and amortization	17,358	17,715
Income of investees, net of dividends	(7,585)	(6,893)
Gain on asset disposals – net	(69)	(260)
In-kind research and development costs	3,020	3,644
Amortization of pension and postretirement costs	801	779
Stock-based compensation expense	4,274	3,983
Excess tax benefits from stock-based compensation	(13)	(1,406)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,757)	(28,497)
Net contracts in progress and advance billings on contracts	(70,775)	(30,997)
Accounts payable	20,305	(10,159)
Inventories	5,864	(6,066)
Current and deferred income taxes	3,827	28,844
Accrued and other current liabilities	17,508	4,378
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(38,666)	(118,205)
Other, net	(13,283)	(17,163)

NET CASH USED IN OPERATING ACTIVITIES	(26,315)	(103,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	360	2,150
Purchases of property, plant and equipment	(18,799)	(21,441)
Purchase of intangible assets	(2,200)	—
Purchases of available-for-sale securities	(47,933)	(64,802)
Sales and maturities of available-for-sale securities	43,268	22,015
Investment in equity and cost method investees	(2,730)	(6,572)
Proceeds from asset disposals	726	19

NET CASH USED IN INVESTING ACTIVITIES	(27,308)	(68,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	(52)	(52)
Repurchase of common shares	(57,074)	—
Dividends paid to common shareholders	(9,145)	—
Excess tax benefits from stock-based compensation	13	1,406
Exercise of stock options	813	1,329
Other	(102)	(97)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(65,547)	2,586

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(3,261)	3,690

NET DECREASE IN CASH AND CASH EQUIVALENTS	(122,431)	(165,589)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	383,547	415,209

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$261,116	$249,620

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$820	$618
Income taxes (net of refunds)	$11,239	$6,853
SCHEDULE OF NONCASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$4,035	$8,324

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Certain financial information and disclosures normally included in our financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated and combined financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2012 (our “2012 10-K”). We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation.

We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as “joint ventures.” We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at March 31, 2013 and for the three months ended March 31, 2013. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

Unless the context otherwise indicates, “we,” “us” and “our” mean The Babcock & Wilcox Company (“B&W”) and its consolidated subsidiaries.

Reporting Segments

We operate in five reportable segments: Power Generation, Nuclear Operations, Technical Services, Nuclear Energy and mPower. Our reportable segments at March 31, 2013, reflect changes we made during the first quarter of 2013 in the manner in which our segment operating information is reported for purposes of assessing operating performance and allocating resources. Prior to 2013, we reported four segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy. Our small modular nuclear reactor business, previously included in our Nuclear Energy segment, is now being reported as a separate segment, mPower. The change in our reportable segments had no impact on our previously reported results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this report. Our reportable segments are further described as follows:

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

•

Our mPower segment is actively developing the B&W mPowerTM reactor, a small modular reactor design generally based on proven light-water nuclear technology and able to operate for four years without refueling. Through our majority-owned joint venture, Generation mPower LLC (“GmP”), we are developing the associated mPower Plant power generating facility, which uses two B&W mPower reactors to generate 360 MWe within an advanced passively safe and secure plant architecture. As part of this initiative, we have been selected to receive funding and have signed a Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (“Funding Program”). This Funding Program provides financial assistance for our mPower Plant design engineering and licensing activities supporting the planned first mPower Plant commercial operation date by 2022.

See Note 9 for further information regarding our segments.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated and combined financial statements and the related footnotes included in our 2012 10-K.

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions and timing under which our customers may make claims against us for liquidated damages. In the majority of cases in which we have had potential exposure for liquidated damages, such damages ultimately were determined not to be caused by our actions or were not otherwise asserted by our customers. Accordingly, we do not accrue liabilities for liquidated damages unless probable and estimable. As of March 31, 2013, we had not accrued for approximately $6.0 million of potential liquidated damages that are not currently due under the particular contract but which we believe could be asserted based upon our current expectations of the time to complete a certain project in our Power Generation segment.

Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)
Currency translation adjustments	$37,156	$40,899
Net unrealized (loss) gain on investments	(22)	597
Net unrealized gain on derivative financial instruments	989	2,103
Unrecognized prior service cost on benefit obligations	(10,343)	(10,871)

Accumulated other comprehensive income	$27,780	$32,728

The amounts reclassified out of accumulated other comprehensive income by component and the affected consolidated statement of income line items are as follows:

	Three Months Ended March 31,
	2013	2012
Accumulated Other Comprehensive Income Component Recognized	(In thousands)		Line Item Presented
Realized (losses) gains on derivative financial instruments	$(531)	$72	Revenues
	(889)	614	Cost of operations
	15	(122)	Other-net

	(1,405)	564
	(358)	133	Provision for Income Taxes
	$(1,047)	$431	Net Income
Amortization of benefit plan costs	$(751)	$(747)	Cost of operations
	(50)	(33)	Selling, general and administrative expenses

	(801)	(780)
	(273)	(261)	Provision for Income Taxes
	$(528)	$(519)	Net Income
Realized gain on investments	$714	$—	Other-net
	—	—	Provision for Income Taxes
	$714	$—	Net Income

Total reclassification for the period	$(861)	$(88)

Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)
Raw materials and supplies	$92,286	$98,428
Work in progress	9,136	7,956
Finished goods	15,693	17,834

Total inventories	$117,115	$124,218

Restricted Cash and Cash Equivalents

At March 31, 2013, we had restricted cash and cash equivalents totaling approximately $63.5 million, $7.0 million of which was held in restricted foreign accounts, $2.9 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets), $51.8 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments) and $1.8 million of which was held in money market funds maintained by our captive insurer.

Warranty Expense

We accrue estimated expense included in cost of operations on our condensed consolidated statements of income to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts. In addition, we make specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such charges could have a material effect on our consolidated financial condition, results of operations and cash flows.

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$83,682	$97,209
Additions	4,903	5,976
Expirations and other changes	131	(2,977)
Payments	(5,279)	(2,315)
Translation and other	(572)	520

Balance at end of period	$82,865	$98,413

Research and Development

Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge to research and development costs the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation and mPower segments, the majority of which are related to the development of our B&W mPowerTM reactor and the associated mPower Plant.

During the three months ended March 31, 2013 and 2012, we recognized $3.0 and 3.6 million, respectively, of noncash in-kind research and development costs related to the services contributed by our minority partner to GmP, our majority-owned subsidiary formed in 2011 to oversee the program to develop the mPower Plant based on B&W mPowerTM technology.

On April 12, 2013, Babcock & Wilcox mPower, Inc., a wholly-owned subsidiary of B&W, entered into a Cooperative Agreement establishing the terms and conditions of a funding award totaling $150 million under the DOE’s Funding Program. This cost-sharing award requires us to use the DOE funds to cover first-of-a-kind engineering costs associated with small modular reactor design certification and licensing efforts. The DOE will provide cost reimbursement for up to 50% of qualified expenditures incurred during the period from April 1, 2013 to March 31, 2018. As of April 1, 2013, the DOE has authorized $78.8 million of funding for this award program. The remaining anticipated DOE funding has not yet been authorized and is subject to Congressional appropriations. The Cooperative Agreement also provides for reimbursement of pre-award costs incurred from October 1, 2012 to March 31, 2013. As of March 31, 2013, we have incurred qualified pre-award costs and will submit approximately $22 million for reimbursement under the program. We will recognize the funding award as a reduction of research and development costs on our condensed consolidated statements of income in the period we recognize the related costs for which we are being reimbursed. The amount to be reimbursed for pre-award costs is expected to be recognized in the second quarter of 2013.

Provision for Income Taxes

We are subject to U.S. federal income tax and income tax of multiple state and international jurisdictions. We provide for income taxes based on the tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to nominal rates and with respect to the basis on which these rates are applied. This variation, along with changes in our mix of income within these jurisdictions, can contribute to shifts in our effective tax rate from period to period. We classify interest and penalties related to taxes (net of any applicable tax benefit) as a component of provision for income taxes on our condensed consolidated statements of income.

For the three months ended March 31, 2013, our provision for income taxes decreased $11.6 million to $16.3 million, as compared to the three months ended March 31, 2012, while our income before provision for income taxes decreased $23.8 million. Our effective tax rate for the three months ended March 31, 2013 was approximately 26.6% as compared to 32.8% for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2013 was lower than the effective tax rate for the comparable period of 2012 primarily due to the impact of certain tax benefits associated with 2012 R&D tax credits and foreign income exclusions, related to the retroactive provisions of the American Taxpayer Relief Act of 2012 which was enacted on January 2, 2013.

As of March 31, 2013, we had gross unrecognized tax benefits of $5.6 million which, if recognized, would impact our effective tax rate from continuing operations. We believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $1.0 million.

There were no significant penalties recorded during the three months ended March 31, 2013.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board issued an update to the topic Liabilities. This update requires an entity to recognize obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This update will be effective for us in 2014. We are currently evaluating the impact that the adoption of this update will have on our consolidated financial statements.

Other than as described above, there have been no material changes to the recent pronouncements discussed in our 2012 10-K.

NOTE 2 – BUSINESS ACQUISITIONS AND INVESTMENTS

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

On June 12, 2012, USEC entered into a Cooperative Agreement with the DOE to provide funding for a cost-share research, development and demonstration (“RD&D”) program to enhance the technical and financial readiness of centrifuge technology for commercialization. The Cooperative Agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period from June 1, 2012 through December 31, 2013, with a total estimated cost of $350 million. The Cooperative Agreement will be incrementally funded. Execution of the Cooperative Agreement satisfied the requirement of USEC’s credit facility that USEC shall have entered into a definitive agreement with the DOE for the RD&D program in order to continue spending on the American Centrifuge program. Under the credit facility, USEC can invest its 20% share of the costs under the RD&D program as long as the amount of the expenditures reimbursable to USEC under the RD&D program that have not yet been reimbursed does not exceed $50 million.

On August 1, 2012, USEC filed its quarterly report for the period ended June 30, 2012 on Form 10-Q with the Securities and Exchange Commission. This report contained several updated risk factors (along with other disclosures) concerning operational and structural issues facing USEC including, but not limited to, the future operations of USEC’s Paducah Gaseous Diffusion Plant, achievement of milestones under the RD&D program discussed above, approved funding for the RD&D program, achievement of milestones under a 2002 DOE-USEC Agreement to develop, demonstrate and deploy the American Centrifuge technology and possible failure to maintain compliance with listing requirements of the New York Stock Exchange which could result in a delisting of USEC’s common stock (which could require USEC to repurchase its convertible notes for cash and trigger a default under its credit facility). In addition, on August 15, 2012 Standard and Poor’s lowered its ratings on USEC, including the corporate credit rating to CCC from CCC+ along with a negative outlook. Standard and Poor’s also lowered its issue-level rating on USEC’s senior convertible notes due October 2014 to CC from CCC-. In the third quarter of 2012, based on the facts and circumstances disclosed above, we decided that a fair value determination of our cost-method investment in USEC Preferred Stock was warranted. We determined the fair value of our investment in USEC Preferred Stock, with the assistance of a third party valuation firm, resulting in a $27.0 million impairment charge recognized in the third quarter of 2012. This impairment resulted in a remaining book value of our preferred stock investment totaling $19.1 million.

On March 18, 2013 USEC filed its annual report for the period ended December 31, 2012 on Form 10-K with the Securities and Exchange Commission. This report disclosed the recognition of a $1.1 billion impairment charge resulting in a stockholders’ deficit position at December 31, 2012 and USEC further disclosed that it has engaged with advisors and certain stakeholders on alternatives for a possible restructuring of its balance sheet. These events resulted in USEC’s independent registered public accounting firm including an explanatory paragraph in their report stating that these factors raise substantial doubt about USEC’s ability to continue as a going concern. We are engaged in various restructuring discussions with USEC and we will continue to monitor these developments and evaluate our remaining investment in USEC Preferred Stock as new facts become available. We continue to support the American Centrifuge program through the ongoing manufacturing of components and technical support of the development program.

NOTE 3 – GLOBAL COMPETITIVENESS INITIATIVE

In the third quarter of 2012, we launched the Global Competitiveness Initiative (“GCI”) to enhance competitiveness, better position B&W for growth, and improve profitability. In conjunction with GCI, we reduced our workforce in the first quarter of 2013 resulting in employee termination benefits totaling approximately $4.3 million recognized for the three months ended March 31, 2013. We expect these costs to be paid during the second quarter of 2013. In addition, we incurred consulting and GCI administrative costs totaling $4.1 million for the three months ended March 31, 2013. These amounts have been included in special charges for restructuring activities on our condensed consolidated statements of income.

NOTE 4 – PENSION PLANS AND POST-RETIREMENT BENEFITS

In the fourth quarter of 2012, we elected to change our accounting method for recognizing actuarial gains and losses for our pension and other postretirement benefit plans. In connection with our accounting change we have revised previously reported amounts to conform to our current method of accounting.

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits Three Months Ended March 31,		Other Benefits Three Months Ended March 31,
	2013	2012	2013	2012
	(In thousands)
Service cost	$11,578	$11,546	$248	$286
Interest cost	27,788	30,890	905	1,269
Expected return on plan assets	(36,670)	(33,226)	(538)	(482)
Amortization of prior service cost (credit)	792	814	9	(35)

Net periodic benefit cost	$3,488	$10,024	$624	$1,038

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 10 to the consolidated and combined financial statements in Part II of our 2012 10-K.

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

Apollo and Parks Township

In January 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against B&W PGG, B&W TSG, formerly known as B&W Nuclear Environmental Services, Inc. (the “B&W Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, additional suits have been filed by additional plaintiffs and there are currently twelve lawsuits pending in the U.S. District Court for the Western District of Pennsylvania against the B&W Parties and ARCO. Following the dismissal of a number of claims in June 2012, and the February 4, 2013 filing of an additional 10 primary claims, the suits presently involve approximately 85 primary claimants alleging, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in Apollo Borough and Parks Township, Pennsylvania (collectively, the “Apollo and Parks Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages. All of the suits, including the most recent filing, have been consolidated for non-dispositive pre-trial matters. Discovery in the Apollo and Parks Litigation is ongoing and no trial date has been set.

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our condensed consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity as a component of accumulated other comprehensive income, until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings. Any ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness is immediately recognized in other – net on our condensed consolidated statements of income. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other – net in our condensed consolidated statements of income.

We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. At March 31, 2013, we had deferred approximately $1.0 million of net gains on these derivative financial instruments in accumulated other comprehensive income. We expect to recognize substantially all of this amount in the next twelve months.

At March 31, 2013, all of our derivative financial instruments consisted of FX forward contracts and warrants to purchase common stock. The notional value of our FX forward contracts totaled $135.0 million at March 31, 2013, with maturities extending to October 2014. These instruments consist primarily of contracts to purchase or sell Canadian Dollars or Danish Kroner. The fair value of these contracts totaled $0.2 million at March 31, 2013, all of which are Level 2 in nature. The fair value of our warrants, which are related to our investment in USEC Inc., described in Note 2, totaled $0.3 million at March 31, 2013, and is Level 3 in nature. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.

The following tables summarize our derivative financial instruments at March 31, 2013 and December 31, 2012:

	Asset and Liability Derivatives
	March 31,	December 31,
	2013	2012
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$1,232	$2,251
Other assets	$2,419	$3,777
Accounts payable	$1,983	$1,893
Other liabilities	$37	$29

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Location
Other assets	$—	$191
Accounts payable	$1,356	$962
Other liabilities	$72	$—

Stock Warrants:
Other assets	$288	$317

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of (loss) gain recognized in other comprehensive income	$(2,998)	$2,129
Income (loss) reclassified from accumulated other comprehensive income into earnings: effective portion
Location
Revenues	$(531)	$72
Cost of operations	$(889)	$614
Other-net	$15	$(122)

Gain (loss) recognized in income: portion excluded from effectiveness testing
Location
Other-net	$192	$(531)

Derivatives Not Designated as Hedges:
Forward Contracts:
Gain (loss) recognized in income
Location
Other-net	$(676)	$3

Stock Warrants:
Loss recognized in income
Location
Other-net	$(29)	$(356)

NOTE 7 – FAIR VALUE MEASUREMENTS

Investments

The following is a summary of our available-for-sale securities measured at fair value at March 31, 2013 (in thousands):

	3/31/13	Level 1	Level 2	Level 3
Mutual funds	$3,750	$—	$3,750	$—
U.S. Government and agency securities	21,324	21,324	—	—
Asset-backed securities and collateralized mortgage obligations	456	—	456	—
Commercial paper	72,058	—	72,058	—

Total	$97,588	$21,324	$76,264	$—

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2012 (in thousands):

	12/31/12	Level 1	Level 2	Level 3
Mutual funds	$3,637	$—	$3,637	$—
U.S. Government and agency securities	21,446	21,446	—	—
Asset-backed securities and collateralized mortgage obligations	454	—	454	—
Commercial paper	67,322	—	67,322	—

Total	$92,859	$21,446	$71,413	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives

Level 2 derivative assets and liabilities currently consist of FX rate derivatives. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At March 31, 2013, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars and Danish Kroner, with a total notional amount of $135.0 million and a total fair value of $0.2 million.

Level 3 derivative assets include warrants to purchase common stock. The value of the warrants are computed using an option pricing model based on unobservable inputs such as a 40% stock price discount for inactive shares, and observable inputs, including interest rates and volatility. At March 31, 2013, the warrants had a fair value of $0.3 million.

The following is a summary of the changes in our Level 3 instruments measured on a recurring basis for the period ended March 31, 2013 (in thousands):

Balance, beginning of the year	$317
Total realized and unrealized gains (losses):	—
Included in other income (expense)	(29)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Principal repayments	—

Balance, end of period	$288

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

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at March 31, 2013 and December 31, 2012.

NOTE 8 – STOCK-BASED COMPENSATION

Total stock-based compensation expense for all of our plans recognized for the three months ended March 31, 2013 and 2012 totaled $4.5 million and $4.0 million, respectively, with associated tax benefit recognized for the three months ended March 31, 2013 and 2012 totaling $1.7 million and $1.5 million, respectively.

NOTE 9 – SEGMENT REPORTING

As described in Note 1, our operations are assessed based on five segments. In connection with our segment reporting change we have revised historical amounts to conform to our current segment presentation. An analysis of our operations by segment is as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
REVENUES:
Power Generation	$461,463	$414,273
Nuclear Operations	261,139	250,178
Technical Services	25,229	24,973
Nuclear Energy	63,516	86,557
mPower	304	29
Adjustments and Eliminations(1)	(6,228)	(10,118)

	$805,423	$765,892

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
Power Generation Transfers	$762	$3,449
Nuclear Operations Transfers	1,277	1,755
Technical Services Transfers	535	418
Nuclear Energy Transfers	3,654	4,496
mPower Transfers	—	—

	$6,228	$10,118

OPERATING INCOME:
Power Generation	$33,330	$39,505
Nuclear Operations	54,724	54,827
Technical Services	14,179	15,082
Nuclear Energy	2,258	11,735
mPower	(26,947)	(27,926)

	$77,544	$93,223

Unallocated Corporate(1)	(8,908)	(6,803)
Special Charges for Restructuring Activities	(8,423)	—

Total Operating Income(2)	$60,213	$86,420

Other Income (Expense):
Interest income	332	233
Interest expense	(818)	(623)
Other – net	1,406	(1,066)

Total Other Income (Expense)	920	(1,456)

Income before Provision for Income Taxes	$61,133	$84,964

(1) Unallocated corporate includes general corporate overhead not allocated to segments.
(2) Included in operating income is the following:
(Gains) Losses on Asset Disposals – Net:
Power Generation	$(78)	$14
Nuclear Operations	—	—
Technical Services	—	(274)
Nuclear Energy	9	—
mPower	—	—

	$(69)	$(260)

Equity in Income of Investees:
Power Generation	$2,107	$3,822
Nuclear Operations	—	—
Technical Services	12,833	13,535
Nuclear Energy	(153)	—
mPower	—	—

	$14,787	$17,357

Segment assets based on our current presentation for the periods presented are as follows:

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Power Generation	$1,063,788	$1,059,824
Nuclear Operations	715,100	708,607
Technical Services	131,786	125,494
Nuclear Energy	383,783	391,453
mPower	10,999	9,780

Total Segment Assets	2,305,456	2,295,158
Corporate Assets	443,936	545,197

Total Assets	$2,749,392	$2,840,355

NOTE 10 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except share and per share amounts)

Basic:

Net income attributable to The Babcock & Wilcox Company	$47,174	$59,951

Weighted average common shares	114,097,313	118,255,346

Basic earnings per common share	$0.41	$0.51

Diluted:

Net income attributable to The Babcock & Wilcox Company	$47,174	$59,951

Weighted average common shares (basic)	114,097,313	118,255,346
Effect of dilutive securities:
Stock options, restricted stock and performance shares	639,841	603,795

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	114,737,154	118,859,141

Diluted earnings per common share	$0.41	$0.50

We have excluded from our diluted share calculation at March 31, 2013, 1,852,891 shares related to stock options as their effect would have been antidilutive.

NOTE 11 – SUBSEQUENT EVENT

On May 3, 2013, our board of directors declared a dividend of $0.08 per share payable on June 7, 2013 to shareholders of record on May 17, 2013. In addition, our board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate purchase price of up to $250 million. The Company may repurchase the shares from time to time during a two-year period in the open market. This authorized share repurchase is in addition to the share repurchase program previously authorized in November 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 of this report and the audited consolidated and combined financial statements and the related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2012 (our “2012 10-K”).

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	our business strategy;

•	future levels of revenues (including our backlog to the extent it may be viewed as an indicator of future revenues), operating margins, income from operations, net income or earnings per share;

•	anticipated levels of demand for our products and services;

•	future levels of research and development, capital, environmental or maintenance expenditures;

•	our beliefs regarding the timing and effects on our businesses of certain environmental and tax legislation, rules or regulations;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets and businesses;

•	our ability to maintain appropriate insurance and indemnities;

•	the potential effects of judicial or other proceedings, including tax audits, on our business or businesses, financial condition, results of operations and cash flows;

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation;

•	effective date and expected impact of accounting pronouncements;

•	our plans regarding the design, research and development, financing and deployment of the B&W mPowerTM reactor; and

•	anticipated benefits, timing and changes associated with cost reduction and efficiency improvement activities.

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

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions on spending by the U.S. Government, including the automatic budget cuts (or sequestration) established by the Budget Control Act of 2011, and power generating companies;

•	the highly competitive nature of our businesses;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings;

•	our ability to perform projects on time, in accordance with the schedules established by the applicable contracts with customers;

•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;

•	volatility and uncertainty of the credit markets;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;

•	the impact of our unfunded pension liabilities on liquidity, and our ability to fund such liabilities in the future, including our ability to continue being reimbursed by the U.S. Government for a portion of our pension funding obligations, which is contingent on maintaining our government contracts;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;

•	changes in, or our failure or inability to comply with, government regulations;

•	adverse outcomes from legal and regulatory proceedings;

•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;

•	our ability to successfully manage research and development projects and costs, including our efforts to develop the mPower Plant based on B&W mPowerTM technology;

•	our ability to obtain funding for our B&W mPowerTM technology under the Cooperative Agreement with the U.S. Department of Energy (“DOE”);

•	impact of potential regulatory and industry response affecting the timing and cost of future nuclear development as a result of the damage caused by the March 11, 2011 earthquakes and tsunami on certain of Japan’s nuclear facilities;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	results of tax audits, including a determination by the IRS that the spin-off or certain transactions should be treated as a taxable transaction, and the realization of deferred tax assets;

•	our ability to manage our capital structure, including our access to capital, credit ratings, debt and ability to raise additional financing;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating businesses we acquire;

•	our ability to realize adequate returns and related dividends on our investments in unconsolidated affiliates;

•	our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data;

•	social, political and economic situations in foreign countries where we do business;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims;

•	our ability to obtain and maintain surety bonds, letters of credit, bank guarantees and financing;

•	our ability to obtain and maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	our ability to successfully develop competitive new technologies and products;

•	the aggregated risks retained in our captive insurance subsidiary; and

•	the impact of the loss of insurance rights as part of the Chapter 11 bankruptcy settlement concluded in 2006 involving several of our subsidiaries.

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report and in Item 1A in our 2012 10-K. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

GENERAL

We operate in five segments: Power Generation, Nuclear Operations, Technical Services, Nuclear Energy and mPower. Prior to 2013, we reported four segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy. Our small modular nuclear reactor business previously included in our Nuclear Energy segment is now being reported as a separate segment. The change in our reportable segments had no impact on our previously reported results of operations, financial condition or cash flows. For additional information regarding our change to our segments, see Note 1 to the condensed consolidated financial statements in this report.

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

On April 29, 2013, the Government Accountability Office announced that it sustained the protest filed by our joint venture, Nuclear Production Partners, LLC, regarding the procurement decision for the combined management and operating contract at the Y-12 National Security Complex and Pantex Plant. We will continue to manage these sites under existing contracts through our joint ventures while we await a decision from the National Nuclear Security Administration on the path forward.

Nuclear Energy Segment

Our Nuclear Energy segment’s overall activity depends mainly on the demand and competitiveness of nuclear energy. The activity of this segment depends on capital expenditures and maintenance spending of nuclear utilities.

mPower Segment

This segment is actively developing the B&W mPowerTM reactor and the associated mPower Plant through its majority-owned joint venture, Generation mPower LLC (“GmP”). Its activity is a function of research and development efforts for the B&W mPowerTM reactor and the potential revenues to be generated from various mPower Plant deployment initiatives. As part of this initiative, we have been selected to receive funding and have signed a Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (“Funding Program”), which is expected to provide financial assistance initially totaling at least $150 million for small modular reactor design engineering and licensing activities supporting a planned commercial operating date for the first mPower Plant by 2022.

The Funding Program is a cost-sharing award which requires us to use the DOE funds to cover first-of-a-kind engineering costs associated with SMR design certification and licensing efforts. The DOE will provide cost reimbursement for up to 50%, subject to the overall size of the award, of qualified expenditures incurred during the period from April 1, 2013 to March 31, 2018. As of April 1, 2013, the DOE has authorized $78.8 million of funding for this award program. The remaining anticipated DOE funding has not yet been authorized and is subject to Congressional appropriations. The Cooperative Agreement also provides for reimbursement of pre-award costs incurred from October 1, 2012 to March 31, 2013. As of March 31, 2013, we have incurred qualified pre-award costs and will submit approximately $22 million for reimbursement under the program, which is less than previously budgeted. We anticipate our 2013 annual B&W mPower spending to remain between $85 and $95 million, net of any cost reimbursement recognized from the Funding Program. We will recognize the funding award as a reduction of research and development costs on our condensed consolidated statements of income in the period we recognize the related costs for which we are being reimbursed. The amount to be reimbursed for pre-award costs is expected to be recognized in the second quarter of 2013.

Global Competitiveness Initiative

The Global Competitiveness Initiative (“GCI”) was launched in the third quarter of 2012 to enhance competitiveness, better position B&W for growth, and improve profitability. We have identified a wide range of cost reduction activities including operational and functional efficiency improvements, organizational design changes, and manufacturing optimization. Once fully executed, these actions are expected to produce a total of $40 million to $50 million in annual savings. Roughly half of the annual savings are expected to result from efficiency improvements that are planned to be completed by the end of 2013. The balance of the cost savings relates to manufacturing initiatives that are expected to be completed by mid-2015. In order to achieve these savings, we expect to incur total restructuring charges (cash and non-cash) not to exceed $60 million. We incurred $8.4 million costs associated with GCI for the three months ended March 31, 2013.

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 10-K. There have been no material changes to these policies during the three months ended March 31, 2013, except as disclosed in Note 1 of the notes to condensed consolidated financial statements included in this report.

Accounting for Contracts

As of March 31, 2013, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects and provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the three months ended March 31, 2013 and 2012, we recognized changes in estimate related to long-term contracts accounted for on the percentage-of-completion basis which increased operating income by approximately $14.2 million and $20.3 million, respectively.

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions and timing under which our customers may make claims against us for liquidated damages. In the majority of cases in which we have had potential exposure for liquidated damages, such damages ultimately were determined not to be caused by our actions or were not otherwise asserted by our customers. Accordingly, we do not accrue liabilities for liquidated damages unless probable and estimable. As of March 31, 2013, we had not accrued for approximately $6.0 million of potential liquidated damages that are not currently due under the particular contract but which we believe could be asserted based upon our current expectations of the time to complete a certain project in our Power Generation segment.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2013 VS. THREE MONTHS ENDED MARCH 31, 2012

The Babcock & Wilcox Company (Consolidated)

Consolidated revenues increased 5.2%, or $39.5 million, to $805.4 million in the three months ended March 31, 2013 compared to $765.9 million for the corresponding period in 2012 due primarily to increases in revenues from our Power Generation and Nuclear Operations segments totaling $47.2 million and $10.9 million, respectively. These increases were partially offset by decreases in revenues in our Nuclear Energy segment totaling $23.1 million.

Consolidated operating income decreased $26.2 million to $60.2 million in the three months ended March 31, 2013 compared to $86.4 million for the corresponding period in 2012 primarily due to decreases in our Power Generation and Nuclear Energy segments totaling $6.2 million and $9.4 million, respectively. In addition, unallocated corporate expenses increased $2.1 million for the 2013 period as compared to 2012. Operating income for the three months ended March 31, 2013 also includes special charges for restructuring activities totaling $8.4 million related to the initiative we launched to enhance competitiveness, better position B&W for growth, and improve profitability. These costs consist of approximately $4.3 million of employee termination benefits and $4.1 million of consulting and other program administrative costs.

Power Generation

Revenues increased 11.4%, or $47.2 million, to $461.5 million in the three months ended March 31, 2013, compared to $414.3 million in 2012, primarily attributable to a $59.7 million increase in our new build environmental equipment business. Revenues in our new build steam generation systems business and our aftermarket services business were down slightly. In our new build environmental equipment business, the increase in revenues was principally driven by ongoing engineering, procurement and construction activities on projects as a result of the previously enacted environmental rules and regulations. The decrease in new build steam generation systems was due to lower domestic utility boiler project activity and aftermarket services was lower primarily due to timing on environmental retrofit and rebuild projects while boiler related aftermarket parts and services were slightly higher. As environmental regulations continue to evolve with the issuance of the Mercury and Air Toxic Standards, and notwithstanding the repeal on the Cross State Air Pollution Rule, we continue to experience environmental bidding opportunities. We expect that our customers will continue to act in response to the changing environmental regulations which may lead to future environmental and aftermarket service orders to achieve environmental compliance and to maintain reliability of their operating units.

Operating income decreased $6.2 million to $33.3 million in the three months ended March 31, 2013 as compared to $39.5 million in the corresponding period of 2012. The decrease in operating income is attributable to the higher revenues discussed above being offset by more competitive profit margins from the current market cycle of environmental projects along with a lower level of project cost improvements and favorable project closeouts as compared to the prior year period. Selling, general and administrative expenses were $2.8 million lower than the corresponding period of 2012 due to ongoing cost control efforts. We also experienced decreases in equity in income of investees totaling $1.7 million, primarily attributable to timing of production and project activities at our joint venture in China.

Nuclear Operations

Revenues increased by 4.4%, or $10.9 million, to $261.1 million in the three months ended March 31, 2013 compared to $250.2 million in the corresponding period of 2012, primarily attributable to increased activity in the manufacturing of nuclear components for US Government programs totaling $7.9 million and increased volume in our naval nuclear fuel and downblending activities totaling $3.0 million.

Operating income of $54.7 million in the three months ended March 31, 2013 was consistent with $54.8 million earned in the corresponding period of 2012. We realized increased income of $3.6 million related to our naval nuclear fuel and downblending activities primarily due to increased profitability on downblending contracts as the contracts performed in the 2012 comparable period experienced lower margins due to productivity and processing issues. This increase was offset by reduced margins earned in our manufacturing activities associated with nuclear components for US Government programs which experienced enhanced margins earned in the corresponding period of 2012 due to realized contract cost savings.

Technical Services

Revenues totaled $25.2 million in the three months ended March 31, 2013, which were consistent with $25.0 million for the corresponding period of 2012.

Operating income decreased $0.9 million to $14.2 million in the three months ended March 31, 2013 compared to $15.1 million in the corresponding period of 2012. This decrease is principally due to lower estimated award fee and increased costs associated with certain NNSA management contracts.

Nuclear Energy

Revenues decreased 26.7%, or $23.1 million, to $63.5 million in the three months ended March 31, 2013 compared to $86.6 million in the corresponding period of 2012, primarily attributable to decreased activity in our nuclear services and nuclear equipment business of $20.2 million associated with the completion of several large contracts that were ongoing in the same period of the prior year.

Operating income decreased $9.4 million to $2.3 million in the three months ended March 31, 2013 compared to $11.7 million in the corresponding period of 2012, primarily attributable to the decrease in activity associated with the completion of several large contracts noted above.

mPower

Operating income increased $1.0 million to a loss of $26.9 million in the three months ended March 31, 2013 compared to a loss of $27.9 million in the corresponding period of 2012, primarily due to reduced research and development costs related to the continued development of the B&W mPower™ reactor and associated mPower Plant, including a $0.6 million decrease in non-cash in-kind research and development services contributed by GmP’s minority partner.

Corporate

Unallocated corporate expenses increased $2.1 million to $8.9 million in the three months ended March 31, 2013, as compared to $6.8 million in the corresponding period of 2012, mainly due to increased costs associated with an outside consultant and infrastructure upgrades relating to cybersecurity matters.

Other Income Statement Items

Other – net increased $2.4 million to income of $0.9 million in the three months ended March 31, 2013, as compared to a loss of $1.5 million for the corresponding period in 2012, primarily due to increased income related to foreign currency exchange gains. This increase was partially offset by reduced dividend income of $1.4 million associated with our USEC Inc. investment.

Provision for Income Taxes

For the three months ended March 31, 2013, our provision for income taxes decreased $11.6 million to $16.3 million, as compared to the three months ended March 31, 2012, while our income before provision for income taxes decreased $23.8 million. Our effective tax rate for the three months ended March 31, 2013 was approximately 26.6% as compared to 32.8% for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2013 was lower than the effective tax rate for the comparable period of 2012 primarily due to the impact of certain tax benefits associated with 2012 R&D tax credits and foreign income exclusions related to the retroactive provisions of the American Taxpayer Relief Act of 2012 which was enacted on January 2, 2013.

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

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In millions)
Power Generation	$2,305	$2,483
Nuclear Operations	2,931	2,984
Technical Services	9	4
Nuclear Energy	239	276
mPower	3	2

Total Backlog	$5,487	$5,749

We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Power Generation, Technical Services and Nuclear Energy segments.

Of the March 31, 2013 backlog, we expect to recognize revenues as follows:

	2013	2014	Thereafter
	(Unaudited)
	(In approximate millions)
Power Generation	$800	$300	$1,205
Nuclear Operations	880	740	1,311
Technical Services	9	—	—
Nuclear Energy	125	40	74
mPower	3	—	—

Total Backlog	$1,817	$1,080	$2,590

At March 31, 2013, Power Generation backlog with the U.S. Government was $2.9 million, all of which was fully funded.

At March 31, 2013, Nuclear Operations backlog with the U.S. Government was $2.9 billion, of which $183.4 million had not yet been funded.

At March 31, 2013, Technical Services backlog with the U.S. Government was $9.0 million, all of which was fully funded.

At March 31, 2013, Nuclear Energy and mPower had no backlog with the U.S. Government.

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

The Credit Agreement contains financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, the level of debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt and mergers. At March 31, 2013, we were in compliance with all of the covenants set forth in the Credit Agreement.

Loans outstanding under the Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 2.25% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month Eurocurrency rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 1.25% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. Under the Credit Agreement, we are charged a commitment fee on the unused portions of the Credit Agreement and that fee varies between 0.225% and 0.350% per year depending on the credit ratings of the Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.25% and 2.25% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.80% and 1.25% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, we paid upfront fees to the lenders thereunder, and arrangement and other fees to the arrangers and agents of the Credit Agreement. At March 31, 2013, there were no borrowings outstanding and letters of credit issued under the Credit Agreement totaled $151.9 million, resulting in $548.1 million available for borrowings or to meet letter of credit requirements. The applicable interest rate at March 31, 2013 under this facility was 3.75% per year for revolving loans.

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

Other Arrangements

Certain foreign subsidiaries in our Power Generation segment have credit arrangements with various commercial banks and other financial institutions for the issuance of bank guarantees in association with contracting activity. The aggregate value of all such bank guarantees as of March 31, 2013 was $62.1 million.

B&W and certain of its subsidiaries have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2013, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $456.2 million.

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $118.1 million to $422.2 million at March 31, 2013 from $540.3 million at December 31, 2012, primarily due to the items discussed below.

Our net cash used in operations was $26.3 million in the three months ended March 31, 2013, compared to $103.2 million for the three months ended March 31, 2012. This decrease in cash used was primarily attributable to changes in accrued employee benefits related to pension plan fundings.

Our net cash used in investing activities decreased by $41.3 million to $27.3 million in the three months ended March 31, 2013 from $68.6 million in the three months ended March 31, 2012. This decrease in net cash used in investing activities was primarily attributable to higher net purchases of available-for-sale securities in the prior period.

Our net cash provided by financing activities decreased by $68.1 million to cash used in financing activities of $65.5 million in the three months ended March 31, 2013 from cash provided by financing activities of $2.6 million for the three months ended March 31, 2012. This decrease in net cash provided by financing activities was attributable to the repurchase of common shares and dividends paid, both in the current period.

At March 31, 2013, we had restricted cash and cash equivalents totaling approximately $63.5 million, $7.0 million of which was held in restricted foreign accounts, $2.9 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets), $51.8 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments) and $1.8 million of which was held in money market funds maintained by our captive insurer.

At March 31, 2013, we had investments with a fair value of $97.6 million. Our investment portfolio consists primarily of investments in government obligations and short-term commercial paper. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss.

Foreign Operations

Included in our total unrestricted cash and cash equivalents is approximately $159.5 million or 61% related to foreign operations and subsidiaries. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the United States, which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. as the liquidity generated by our U.S. operations is sufficient to meet the cash requirements of our U.S. operations.

See Note 1 to our unaudited condensed consolidated financial statements included in this report for information on new and recently adopted accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2012 10-K.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 5 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A.	Risk Factors

In addition to the risk factor below and the other information in this report, the other factors presented in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2012 are some of the factors that could materially affect our business, financial condition or future results.

Obtaining DOE funding for our B&W mPower technology under the Cooperative Agreement is subject to future government appropriations and the ability of Babcock & Wilcox mPower, Inc. (“B&W mPower”) to comply with the terms of the Cooperative Agreement. B&W mPower’s inability to obtain continued funding under the Cooperative Agreement could impair or delay funding of our SMR research and development activities.

On April 12, 2013, B&W mPower, our wholly-owned subsidiary, entered into a Cooperative Agreement establishing the terms and conditions of a funding award expected to initially total at least $150 million under the DOE SMR Licensing Technical Support Program.

Under the Cooperative Agreement, the DOE will provide incremental cost reimbursements for up to 50%, subject to the overall size of the award, of qualified expenditures incurred in connection with the development and commercialization of the SMR technology. The total estimated qualifying project costs during the five-year term of the funding program are approximately $765.8 million. Only a portion of the funding award has been authorized by the DOE, with the remaining amount subject to future Congressional appropriations. Our ability to obtain continued funding under the Cooperative Agreement is also dependant, in part, on our ability to perform our obligations under the Cooperative Agreement (including achieving specified milestones). In addition, the DOE may elect to not extend funding beyond the end of the then-current budget period (which is expected to occur on or about each anniversary of the date of the Cooperative Agreement). Lastly, either the DOE or B&W mPower may terminate the Cooperative Agreement at any time upon defined notice periods. Such a termination would eliminate the DOE’s obligation to continue funding under the award program. If we do not receive, or experience delays in obtaining, continued award program funding due to lack of congressional appropriations or the other reasons described above, funding of our related research and development activities could be impaired or delayed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 7, 2012, we announced that our board of directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate value of up to $250 million. We may repurchase shares from time to time during a two-year period in the open market. The following table provides information on our purchases of equity securities during the quarter ended March 31, 2013.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2013 – January 31, 2013	912,554	$26.01	912,490	$129.5
February 1, 2013 – February 28, 2013	741,900	$26.53	741,900	$109.8
March 1, 2013 – March 31, 2013	569,973	$27.34	498,700	$96.2

Total	2,224,427	$26.52	2,153,090

(1)

Includes 64, 0 and 71,373 shares repurchased during January, February and March, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

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

Exhibit 2.1* – Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

Exhibit 3.1* – Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

Exhibit 3.2* – Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

Exhibit 10.1* – Cooperative Agreement, dated as of April 12, 2013, by and between Babcock & Wilcox mPower, Inc. and the U.S. Department of Energy (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated April 12, 2013 (File No. 1-34658)).

Exhibit 10.2+ – Form of Non-Employee Director Grant Letter.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

Exhibit 32.1 – Section 1350 certification of Chief Executive Officer.

Exhibit 32.2 – Section 1350 certification of Chief Financial Officer.

Exhibit 95 – Mine Safety Disclosure

101.INS – XBRL Instance Document

101.SCH – XBRL Taxonomy Extension Schema Document

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB – XBRL Taxonomy Extension Label Linkbase Document

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

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
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)

May 7, 2013

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.1*	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2*	Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.1*	Cooperative Agreement, dated as of April 12, 2013, by and between Babcock & Wilcox mPower, Inc. and the U.S. Department of Energy (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated April 12, 2013 (File No. 1-34658)).

10.2+	Form of Non-Employee Director Grant Letter.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.
+	Management or compensatory contract.