Form 10-Q
period 2013-06-30
Babcock & Wilcox Co
filed 2013-08-07
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s common stock outstanding at July 31, 2013 was 110,987,471.

THE BABCOCK & WILCOX COMPANY

I N D E X – F O R M 1 0 – Q

PART I

THE BABCOCK & WILCOX COMPANY

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)

Current Assets:
Cash and cash equivalents	$242,205	$383,547
Restricted cash and cash equivalents	48,281	60,961
Investments	69,118	88,769
Accounts receivable – trade, net	407,323	364,960
Accounts receivable – other	61,772	61,682
Contracts in progress	344,938	316,518
Inventories	111,583	124,218
Deferred income taxes	81,826	78,573
Other current assets	50,056	41,858

Total Current Assets	1,417,102	1,521,086

Property, Plant and Equipment	1,114,500	1,099,040
Less accumulated depreciation	670,923	652,019

Net Property, Plant and Equipment	443,577	447,021

Investments	4,196	4,090

Goodwill	280,239	280,780

Deferred Income Taxes	209,803	227,215

Investments in Unconsolidated Affiliates	201,121	186,354

Intangible Assets	85,441	87,686

Other Assets	83,830	86,123

TOTAL	$2,725,309	$2,840,355

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands, except share and per share amounts)

Current Liabilities:
Notes payable and current maturities of long-term debt	$4,764	$4,062
Accounts payable	265,391	264,798
Accrued employee benefits	172,809	186,495
Accrued liabilities – other	77,196	57,991
Advance billings on contracts	419,013	472,287
Accrued warranty expense	74,487	83,682
Income taxes payable	963	9,973

Total Current Liabilities	1,014,623	1,079,288

Long-Term Debt	319	430

Accumulated Postretirement Benefit Obligation	67,491	71,208

Environmental Liabilities	47,536	46,497

Pension Liability	548,631	579,165

Other Liabilities	59,358	60,851

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 120,160,512 and 119,608,026 shares at June 30, 2013 and December 31, 2012, respectively	1,202	1,196
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	730,733	713,257
Retained earnings	450,960	349,063
Treasury stock at cost, 9,075,764 and 4,372,143 shares at June 30, 2013 and December 31, 2012, respectively	(237,582)	(109,809)
Accumulated other comprehensive income	23,985	32,728

Stockholders’ Equity – The Babcock & Wilcox Company	969,298	986,435
Noncontrolling interest	18,053	16,481

Total Stockholders’ Equity	987,351	1,002,916

TOTAL	$2,725,309	$2,840,355

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands, except share and per share amounts)

Revenues	$886,136	$852,585	$1,691,559	$1,618,477

Costs and Expenses:
Cost of operations	686,043	619,547	1,305,740	1,183,435
Research and development costs	837	34,150	29,183	63,186
(Gains) Losses on asset disposals and impairments – net	156	(622)	87	(882)
Selling, general and administrative expenses	106,937	106,121	210,537	210,286
Special charges for restructuring activities	12,232	—	20,655	—

Total Costs and Expenses	806,205	759,196	1,566,202	1,456,025

Equity in Income of Investees	18,775	16,687	33,562	34,044

Operating Income	98,706	110,076	158,919	196,496

Other Income (Expense):
Interest income	323	504	655	737
Interest expense	(789)	(1,152)	(1,607)	(1,775)
Other – net	1,005	4,365	2,411	3,299

Total Other Income	539	3,717	1,459	2,261

Income before Provision for Income Taxes	99,245	113,793	160,378	198,757

Provision for Income Taxes	29,544	39,457	45,801	67,352

Net Income	69,701	74,336	114,577	131,405

Net Loss Attributable to Noncontrolling Interest	3,169	2,894	5,467	5,776

Net Income Attributable to The Babcock & Wilcox Company	$72,870	$77,230	$120,044	$137,181

Earnings per Common Share:
Basic:
Net Income Attributable to The Babcock & Wilcox Company	$0.65	$0.65	$1.06	$1.16
Diluted:
Net Income Attributable to The Babcock & Wilcox Company	$0.65	$0.65	$1.06	$1.15

Shares used in the computation of earnings per share (Note 10):
Basic	111,898,819	118,648,459	112,998,066	118,451,903
Diluted	112,662,563	119,257,911	113,699,859	119,058,527

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands)

Net Income	$69,701	$74,336	$114,577	$131,405

Other Comprehensive Income:
Currency translation adjustments:	(3,824)	(12,769)	(7,568)	(7,989)
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $505, $1,345, $1,342, and $744, respectively	(1,707)	(3,300)	(3,868)	(1,772)
Reclassification adjustment for losses included in net income, net of tax benefit of $(395), $(202), $(753), and $(69), respectively	1,242	715	2,289	284
Amortization of benefit plan costs, net of tax benefit of $(245), $(262), $(518), and $(523), respectively:	465	518	993	1,037
Investments:
Unrealized gains (losses) arising during the period, net of tax benefit (provision) of $37, $0, $(7), and $0, respectively	33	(24)	128	204
Reclassification adjustment for gains included in net income, net of tax provision of $3, $0, $3, and $0, respectively	(7)	(3)	(721)	(3)

Other Comprehensive Loss	(3,798)	(14,863)	(8,747)	(8,239)

Total Comprehensive Income	65,903	59,473	105,830	123,166

Comprehensive Loss Attributable to Noncontrolling Interest	3,172	2,921	5,471	5,791

Comprehensive Income Attributable to The Babcock & Wilcox Company	$69,075	$62,394	$111,301	$128,957

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Capital In		Other			Non-	Total
	Common Stock		Excess of	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
		(In thousands, except share and per share amounts)
Balance December 31, 2012	119,608,026	$1,196	$713,257	$349,063	$32,728	$(109,809)	$986,435	$16,481	$1,002,916

Net income	—	—	—	120,044	—	—	120,044	(5,467)	114,577
Dividends declared ($0.16 per share)	—	—	—	(18,147)	—	—	(18,147)	—	(18,147)
Amortization of benefit plan costs	—	—	—	—	993	—	993	—	993
Unrealized gain on investments	—	—	—	—	(593)	—	(593)	—	(593)
Translation adjustments	—	—	—	—	(7,564)	—	(7,564)	(4)	(7,568)
Unrealized gain on derivatives	—	—	—	—	(1,579)	—	(1,579)	—	(1,579)
Exercise of stock options	101,157	2	1,872	—	—	—	1,874	—	1,874
Contributions to thrift plan	233,766	2	6,530	—	—	—	6,532	—	6,532
Shares placed in treasury	—	—	—	—	—	(127,773)	(127,773)	—	(127,773)
Stock-based compensation charges	217,563	2	9,074	—	—	—	9,076	—	9,076
Contribution of in-kind services	—	—	—	—	—	—	—	7,369	7,369
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(326)	(326)

Balance June 30, 2013 (unaudited)	120,160,512	$1,202	$730,733	$450,960	$23,985	$(237,582)	$969,298	$18,053	$987,351

Balance December 31, 2011	118,458,911	$1,185	$676,952	$130,890	$26,826	$(10,059)	$825,794	$9,179	$834,973

Net income	—	—	—	137,181	—	—	137,181	(5,776)	131,405
Amortization of benefit plan costs	—	—	—	—	1,037	—	1,037	—	1,037
Unrealized gain on investments	—	—	—	—	201	—	201	—	201
Translation adjustments	—	—	—	—	(7,974)	—	(7,974)	(15)	(7,989)
Unrealized gain on derivatives	—	—	—	—	(1,488)	—	(1,488)	—	(1,488)
Exercise of stock options	155,542	1	2,859	—	—	—	2,860	—	2,860
Contributions to thrift plan	257,006	3	6,394	—	—	—	6,397	—	6.397
Shares placed in treasury	—	—	—	—	—	(2,885)	(2,885)	—	(2,885)
Stock-based compensation charges	333,070	3	9,045	—	—	—	9,048	—	9,048
Contribution of in-kind services	—	—	—	—	—	—	—	8,740	8,740
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(284)	(284)

Balance June 30, 2012 (unaudited)	119,204,529	$1,192	$695,250	$268,071	$18,602	$(12,944)	$970,171	$11,844	$982,015

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$114,577	$131,405
Non-cash items included in net income:
Depreciation and amortization	33,856	35,530
Income of investees, net of dividends	(18,824)	(17,757)
(Gains) Losses on asset disposals and impairments – net	87	(882)
In-kind research and development costs	7,369	8,740
Amortization of pension and postretirement costs	1,511	1,557
Stock-based compensation expense	9,076	9,048
Excess tax benefits from stock-based compensation	(3)	(1,436)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(37,429)	(42,582)
Contracts in progress and advance billings on contracts	(81,571)	(45,882)
Accounts payable	5,972	18,360
Inventories	11,608	(10,031)
Current and deferred income taxes	4,067	58,620
Accrued and other current liabilities	9,541	(11,404)
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(44,056)	(189,882)
Other, net	(4,005)	(18,086)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,776	(74,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	12,680	4,428
Purchases of property, plant and equipment	(33,433)	(41,548)
Proceeds from sale of unconsolidated affiliate	—	2,091
Purchase of intangible assets	(2,200)	—
Purchases of available-for-sale securities	(72,156)	(155,979)
Sales and maturities of available-for-sale securities	91,749	68,532
Investment in equity and cost method investees	(2,913)	(6,572)
Proceeds from asset disposals	454	132

NET CASH USED IN INVESTING ACTIVITIES	(5,819)	(128,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	(104)	(101)
Increase in short-term borrowing	651	—
Payment of debt issuance costs	—	(4,747)
Repurchase of common shares	(125,829)	—
Dividends paid to common shareholders	(18,142)	—
Excess tax benefits from stock-based compensation	3	1,436
Exercise of stock options	1,888	1,424
Other	(326)	(284)

NET CASH USED IN FINANCING ACTIVITIES	(141,859)	(2,272)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(5,440)	(2,569)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(141,342)	(208,439)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	383,547	415,209

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$242,205	$206,770

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$1,597	$2,153
Income taxes (net of refunds)	$38,851	$17,440
SCHEDULE OF NONCASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$3,445	$4,760

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as “joint ventures.” We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at June 30, 2013 and for the three and six months ended June 30, 2013. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

Unless the context otherwise indicates, “we,” “us” and “our” mean The Babcock & Wilcox Company (“B&W”) and its consolidated subsidiaries.

Reporting Segments

We operate in five reportable segments: Power Generation, Nuclear Operations, Technical Services, Nuclear Energy and mPower. Our reportable segments at June 30, 2013 reflect changes we made during the first quarter of 2013 in the manner in which our segment operating information is reported for purposes of assessing operating performance and allocating resources. Prior to 2013, we reported four segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy. Our small modular nuclear reactor business, previously included in our Nuclear Energy segment, is now being reported as a separate segment, mPower. The change in our reportable segments had no impact on our previously reported results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and disclosures included in this report. Our reportable segments are further described as follows:

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

•

Our Nuclear Operations segment manufactures naval nuclear reactors for the U.S. Department of Energy (“DOE”)/National Nuclear Security Administration’s (“NNSA”) Naval Nuclear Propulsion Program, which in turn supplies them to the U.S. Navy for use in submarines and aircraft carriers. Through this segment, we own and operate manufacturing facilities located in Lynchburg, Virginia; Mount Vernon, Indiana; Euclid, Ohio; Barberton, Ohio; and Erwin, Tennessee. The Barberton and Mount Vernon locations specialize in the design and manufacture of heavy components. These two locations are N-Stamp certified by the American Society of Mechanical Engineers (“ASME”), making them two of only a few North American suppliers of large, heavy-walled nuclear components and vessels. The Euclid facility, which is also ASME N-Stamp certified, fabricates electro-mechanical equipment for the U.S. Government, and performs design, manufacturing, inspection, assembly and testing activities. The Lynchburg operations fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. Fuel for the naval nuclear reactors is provided by Nuclear Fuel Services, Inc. (“NFS”), one of our wholly owned subsidiaries. Located in Erwin, NFS also converts Cold War-era government stockpiles of highly enriched uranium into material suitable for further processing into commercial nuclear reactor fuel.

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

•

Our mPower segment is actively designing the B&W mPowerTM reactor, a small modular reactor (“SMR”) design generally based on proven light-water nuclear technology and able to operate for four years without refueling. Through our majority-owned joint venture, Generation mPower LLC (“GmP”), we are developing the associated mPower Plant power generating facility, which will use two B&W mPower reactors to generate 360 MWe within an advanced passively safe and secure plant architecture. As part of this initiative, we have been selected as the sole recipient to date to receive funding and have signed a Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (“Funding Program”). This Funding Program provides financial assistance for our mPower Plant design engineering and licensing activities supporting the planned first mPower Plant commercial operation date by 2022.

See Note 9 for further information regarding our segments.

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated and combined financial statements and the related footnotes included in our 2012 10-K.

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

For parts orders and certain aftermarket services activities, we recognize revenues as goods are delivered and work is performed.

Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. We include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when we believe collection is probable.

In the three and six months ended June 30, 2013, we recorded contract losses totaling $30.2 million for additional estimated costs to complete a project in our Power Generation segment. These losses are in addition to contract losses recorded for this project during 2012. In May 2012, we entered into an agreement with a customer of a Nuclear Energy project to settle contract claims resulting in recognition of revenues totaling approximately $18.4 million for the three and six months ended June 30, 2012.

Some of our contracts contain certain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. These contracts define the conditions and timing under which our customers may make claims against us for liquidated damages. In the majority of cases in which we have had potential exposure for liquidated damages, such damages ultimately were determined not to be caused by our actions or were not otherwise asserted by our customers. Accordingly, we do not accrue liabilities for liquidated damages unless probable and estimable. As of June 30, 2013, we had not accrued for approximately $3.0 million of potential liquidated damages that are not currently due under the particular contract but which we believe could be asserted based on our current expectations of the time to complete a certain project in our Power Generation segment.

Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	June 30,	December 31,
	2013	2012
	(In thousands)
Currency translation adjustments	$33,335	$40,899
Net unrealized gain on investments	4	597
Net unrealized gain on derivative financial instruments	524	2,103
Unrecognized prior service cost on benefit obligations	(9,878)	(10,871)

Accumulated other comprehensive income	$23,985	$32,728

The amounts reclassified out of accumulated other comprehensive income by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Accumulated Other Comprehensive Income Component Recognized	(In thousands)		(In thousands)		Line Item Presented
Realized (losses) gains on derivative financial instruments	$(621)	$(935)	$(1,152)	$(863)	Revenues
	(1,117)	(202)	(2,006)	412	Cost of operations
	101	220	116	98	Other-net

	(1,637)	(917)	(3,042)	(353)	Total before tax
	395	202	753	69	Provision for Income Taxes

	$(1,242)	$(715)	$(2,289)	$(284)	Net Income
Amortization of prior service cost on benefit obligations	$(660)	$(747)	$(1,411)	$(1,494)	Cost of operations
	(50)	(33)	(100)	(66)	Selling, general and administrative expenses

	(710)	(780)	(1,511)	(1,560)	Total before tax
	245	262	518	523	Provision for Income Taxes

	$(465)	$(518)	$(993)	$(1,037)	Net Income
Realized gain on investments	$10	$3	$724	$3	Other-net
	(3)	—	(3)	—	Provision for Income Taxes

	$7	$3	$721	$3	Net Income

Total reclassification for the period	$(1,700)	$(1,230)	$(2,561)	$(1,318)

Inventories

The components of inventories are as follows:

	June 30,	December 31,
	2013	2012
	(In thousands)
Raw materials and supplies	$86,851	$98,428
Work in progress	9,801	7,956
Finished goods	14,931	17,834

Total inventories	$111,583	$124,218

Restricted Cash and Cash Equivalents

At June 30, 2013, we had restricted cash and cash equivalents totaling approximately $51.3 million, $4.2 million of which was held in restricted foreign accounts, $3.0 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets), $39.6 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments) and $4.5 million of which was held in money market funds maintained by our captive insurer.

Warranty Expense

We accrue estimated expense included in cost of operations on our condensed consolidated statements of income to satisfy the expected cost of contractual warranty requirements when we recognize the associated revenue on the related contracts. In addition, we record specific provisions or reductions when we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows.

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$83,682	$97,209
Additions	11,423	11,651
Expirations and other changes	(8,038)	(5,507)
Payments	(11,659)	(6,770)
Currency translation	(921)	(528)

Balance at end of period	$74,487	$96,055

Research and Development

Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluations for translation into practical applications. We charge costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation and mPower segments, the majority of which are related to the development of our B&W mPowerTM reactor and the associated mPower Plant.

During the three and six months ended June 30, 2013, we recognized $4.4 million and $7.4 million, respectively, of non-cash in-kind research and development costs as compared to $5.1 million and $8.7 million during the three and six months ended June 30, 2012. These costs are related to services contributed by our minority partner to GmP, our majority-owned subsidiary formed in 2011 to oversee the program to develop the mPower Plant based on B&W mPowerTM technology.

On April 12, 2013, Babcock & Wilcox mPower, Inc., a wholly owned subsidiary of B&W, entered into a Cooperative Agreement establishing the terms and conditions of a funding award totaling $150 million under the DOE’s Funding Program. This cost-sharing award requires us to use the DOE funds to cover first-of-a-kind engineering costs associated with small modular reactor design certification and licensing efforts. The DOE will provide cost reimbursement for up to 50% of qualified expenditures incurred during the period from April 1, 2013 to March 31, 2018. The DOE has authorized $78.8 million of funding for this award program. The remaining anticipated DOE funding has not yet been authorized and is subject to Congressional appropriations. The Cooperative Agreement also provides for reimbursement of pre-award costs incurred from October 1, 2012 to March 31, 2013. During the three and six months ended June 30, 2013, we recognized $37.8 million associated with the funding award, including $21.5 million of pre-award cost reimbursement, as a reduction of research and development costs on our condensed consolidated statements of income.

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

For the three months ended June 30, 2013, our provision for income taxes decreased $9.9 million to $29.5 million, as compared to the three months ended June 30, 2012, while our income before provision for income taxes decreased $14.5 million. Accordingly, our effective tax rate for the three months ended June 30, 2013 was approximately 29.8% as compared to 34.7% for the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2013 was lower than the effective tax rate for the period ended June 30, 2012 primarily due to the impact of settling claims with certain state and foreign tax jurisdictions.

For the six months ended June 30, 2013, our provision for income taxes decreased $21.6 million to $45.8 million, as compared to the six months ended June 30, 2012, while our income before provision for income taxes decreased $38.4 million. Accordingly, our effective tax rate for the six months ended June 30, 2013 was approximately 28.6% as compared to 33.9% for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 was lower than the effective tax rate for the comparable period of 2012 primarily due to the impact of certain tax benefits associated with 2012 R&D tax credits and foreign income exclusions, related to the retroactive provisions of the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, as well as the impact of settling claims with certain state and foreign tax jurisdictions.

As of June 30, 2013, we had gross unrecognized tax benefits of $5.8 million, which, if recognized, would impact our effective tax rate from continuing operations. We believe that within the next twelve months, it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $1.0 million.

There were no significant penalties recorded during the six months ended June 30, 2013.

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

In connection with our investment, we received 37,500 shares of USEC Series B-1 12.75% Convertible Preferred Stock and Warrants to purchase 3,125,000 shares of USEC Class B Common Stock at an exercise price of $7.50 per share, which are exercisable between January 1, 2015 and December 31, 2016, and a seat on USEC’s board of directors. On July 1, 2013, USEC completed a 1-for-25 reverse stock split of its common stock, resulting in a decrease of the shares to be purchased under the Warrants to 125,000 at an adjusted exercise price of $187.50 per share.

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

On June 12, 2012, USEC entered into a Cooperative Agreement with the DOE to provide funding for a cost-share research, development and demonstration (“RD&D”) program to enhance the technical and financial readiness of centrifuge technology for commercialization. The Cooperative Agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period from June 1, 2012 through December 31, 2013.

On August 1, 2012, USEC filed its quarterly report for the period ended June 30, 2012 on Form 10-Q with the Securities and Exchange Commission. This report contained several updated risk factors (along with other disclosures) concerning operational and structural issues facing USEC including, but not limited to, the future operations of USEC’s Paducah Gaseous Diffusion Plant, achievement of milestones under the RD&D program discussed above, approved funding for the RD&D program, achievement of milestones under a 2002 DOE-USEC Agreement to develop, demonstrate and deploy the American Centrifuge technology and possible failure to maintain compliance with listing requirements of the New York Stock Exchange, which could result in a delisting of USEC’s common stock (which could require USEC to repurchase its convertible notes for cash and trigger a default under its credit facility). In addition, on August 15, 2012 Standard and Poor’s lowered its ratings on USEC, including the corporate credit rating to CCC from CCC+ along with a negative outlook. Standard and Poor’s also lowered its issue-level rating on USEC’s senior convertible notes due October 2014 to CC from CCC-. In the third quarter of 2012, based on the facts and circumstances disclosed above, we decided that a fair value determination of our cost-method investment in USEC Preferred Stock was warranted. We determined the fair value of our investment in USEC Preferred Stock, with the assistance of a third party valuation firm, resulting in a $27.0 million impairment charge recognized in the third quarter of 2012. This impairment resulted in a remaining book value of our preferred stock investment totaling $19.1 million.

On March 18, 2013 USEC filed its annual report for the period ended December 31, 2012 on Form 10-K with the Securities and Exchange Commission. This report disclosed the recognition of a $1.1 billion impairment charge resulting in a stockholders’ deficit position at December 31, 2012, and USEC further disclosed that it has engaged with advisors and certain stakeholders on alternatives for a possible restructuring of its balance sheet. These events resulted in USEC’s independent registered public accounting firm including an explanatory paragraph in its report stating that these factors raise substantial doubt about USEC’s ability to continue as a going concern. We continue to engage in restructuring discussions with USEC and evaluate the impact of these developments on our remaining investment in USEC Preferred Stock as new facts become available. We continue to manufacture components for and provide technical support services to the American Centrifuge program.

NOTE 3 – GLOBAL COMPETITIVENESS INITIATIVE

In the third quarter of 2012, we launched the Global Competitiveness Initiative (“GCI”) to enhance competitiveness, better position B&W for growth, and improve profitability. In conjunction with GCI, during the six months ended June 30, 2013, we reduced our workforce, resulting in $15.1 million of expenses related to employee termination benefits and $5.6 million of expenses related to consulting and GCI administrative costs. The following summarizes the changes in our GCI restructuring liabilities for the six months ended June 30, 2013 and June 30, 2012:

	Six months ended
	June 30,	June 30,
	2013	2012
	(In thousands)
Balance at the beginning of the period	$—	$—
Special charges for restructuring activities	20,655	—
Payments	(10,705)	—

Balance at the end of the period	$9,950	$—

NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS

In the fourth quarter of 2012, we elected to change our accounting method for recognizing actuarial gains and losses for our pension and other postretirement benefit plans. In connection with our accounting change we have revised previously reported amounts to conform to our current method of accounting.

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In thousands)
Service cost	$11,542	$11,557	$23,120	$23,103	$248	$283	$496	$569
Interest cost	27,838	30,905	55,626	61,795	993	1,290	1,898	2,559
Expected return on plan assets	(36,611)	(33,244)	(73,281)	(66,470)	(537)	(483)	(1,075)	(965)
Amortization of prior service cost (credit)	792	815	1,584	1,629	(82)	(34)	(73)	(69)

Net periodic benefit cost	$3,561	$10,033	$7,049	$20,057	$622	$1,056	$1,246	$2,094

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 10 to the consolidated and combined financial statements in Part II of our 2012 10-K.

Investigations and Litigation

Apollo and Parks Township

In January 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against B&W PGG, B&W TSG, formerly known as B&W Nuclear Environmental Services, Inc. (the “B&W Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, additional suits have been filed by additional plaintiffs and there are currently thirteen lawsuits pending in the U.S. District Court for the Western District of Pennsylvania against the B&W Parties and ARCO. Following the dismissal of a number of claims in June 2012, the February 4, 2013 filing of an additional 10 primary claims and the May 17, 2013 filing of an additional 2 primary claims, the suits presently involve approximately 87 primary claimants alleging, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in Apollo Borough and Parks Township, Pennsylvania (collectively, the “Apollo and Parks Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages. All of the suits, except for the most recent filing, have been consolidated for non-dispositive pre-trial matters. Fact discovery in the Apollo and Parks Litigation is closed except with regard to the most recent 12 primary claims. No trial date has been set.

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

In March 2012, ANI filed a notice of appeal as to the final judgment and a supersedeas appeal bond in the amount of 120% of the total final judgment amount. The parties filed their respective briefs with the Superior Court and oral arguments were held October 31, 2012.

In July 2013, the Superior Court reversed the judgment of the trial court with instructions to reconsider the issue of the Settlement Claims under a different standard. B&W is considering its options and has not recognized any amounts claimed in the ANI Litigation in its financial statements due to the uncertainty surrounding the ultimate amount to be realized.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

Our global operations give rise to exposure to market risks from changes in foreign currency exchange (“FX”) rates. We use derivative financial instruments, primarily FX forward contracts, to reduce the impact of changes in FX rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts that are denominated in currencies other than our operating entities’ functional currencies. We do not hold or issue derivative financial instruments for trading or other speculative purposes.

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our condensed consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity as a component of accumulated other comprehensive income until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings. Any ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness is immediately recognized in other – net on our condensed consolidated statements of income. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other– net in our condensed consolidated statements of income.

We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between FX spot rates and FX forward rates. At June 30, 2013, we had deferred approximately $0.5 million of net gains on the effective portion of these derivative financial instruments in accumulated other comprehensive income. We expect to recognize substantially all of this amount in the next 12 months.

At June 30, 2013, substantially all of our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $108.9 million at June 30, 2013, with maturities extending to October 2014. These instruments consist primarily of contracts to purchase or sell Canadian Dollars or Danish Kroner. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.

The following tables summarize our derivative financial instruments at June 30, 2013 and December 31, 2012:

	Asset and Liability Derivatives
	June 30,	December 31,
	2013	2012
	(In thousands)
Derivatives Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable-other	$1,664	$2,251
Other assets	$1	$3,777
Accounts payable	$1,300	$1,893
Other liabilities	$—	$29

Derivatives Not Designated as Hedges:
FX Forward Contracts:
Location
Other assets	$—	$191
Accounts payable	$9	$962
Other liabilities	$66	$—

Stock Warrants:
Other assets	$295	$317

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
FX Forward Contracts:
Amount of loss recognized in other comprehensive income	$(2,212)	$(4,645)	$(5,210)	$(2,516)
Income (loss) reclassified from accumulated other comprehensive income into earnings: effective portion
Location
Revenues	$(621)	$(935)	$(1,152)	$(863)
Cost of operations	$(1,117)	$(202)	$(2,006)	$412
Other-net	$101	$220	$116	$98

Gain (loss) recognized in income: portion excluded from effectiveness testing
Location
Other-net	$161	$230	$353	$(301)

Derivatives Not Designated as Hedges:
FX Forward Contracts:
Gain (loss) recognized in income
Location
Other-net	$93	$(181)	$(583)	$(178)

Stock Warrants:
Gain (loss) recognized in income
Location
Other-net	$7	$(10)	$(22)	$(366)

NOTE 7 – FAIR VALUE MEASUREMENTS

Investments

The following is a summary of our available-for-sale securities measured at fair value at June 30, 2013 (in thousands):

	6/30/13	Level 1	Level 2	Level 3
Mutual funds	$3,753	$—	$3,753	$—
U.S. Government and agency securities	2,997	2,997	—	—
Asset-backed securities and collateralized mortgage obligations	444	—	444	—
Commercial paper	66,120	—	66,120	—

Total	$73,314	$2,997	$70,317	$—

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2012 (in thousands):

	12/31/12	Level 1	Level 2	Level 3
Mutual funds	$3,637	$—	$3,637	$—
U.S. Government and agency securities	21,446	21,446	—	—
Asset-backed securities and collateralized mortgage obligations	454	—	454	—
Commercial paper	67,322	—	67,322	—

Total	$92,859	$21,446	$71,413	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives

Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At June 30, 2013 and December 31, 2012, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars and Danish Kroner, with a total fair value of $0.3 million and $3.3 million, respectively.

Other Financial Instruments

We use the following methods and assumptions in estimating the fair value of our other financial instruments, as follows:

Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair values due to their highly liquid nature.

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximate their carrying value at June 30, 2013 and December 31, 2012.

NOTE 8 – STOCK-BASED COMPENSATION

Total stock-based compensation expense for all of our plans recognized for the three and six months ended June 30, 2013 totaled $5.2 million and $9.7 million, respectively, with associated tax benefit recognized for the three and six months ended June 30, 2013 totaling $2.0 million and $3.7 million, respectively. Total stock-based compensation expense recognized for the three and six months ended June 30, 2012 totaled $5.1 million and $9.0 million, respectively, with associated tax benefit recognized for the three and six months ended June 30, 2012 totaling $1.8 million and $3.3 million, respectively.

NOTE 9 – SEGMENT REPORTING

As described in Note 1, our operations are assessed based on five segments. In connection with our segment reporting change we have revised historical amounts to conform to our current segment presentation. Operating results by segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
REVENUES:
Power Generation	$471,191	$497,037	$932,654	$911,310
Nuclear Operations	330,986	265,398	592,125	515,576
Technical Services	27,432	28,269	52,661	53,242
Nuclear Energy	63,185	67,353	126,701	153,910
mPower	333	39	637	68
Adjustments and Eliminations(1)	(6,991)	(5,511)	(13,219)	(15,629)

	$886,136	$852,585	$1,691,559	$1,618,477

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
Power Generation Transfers	$1,538	$1,884	$2,300	$5,333
Nuclear Operations Transfers	1,539	1,771	2,816	3,526
Technical Services Transfers	1,014	996	1,549	1,414
Nuclear Energy Transfers	2,900	860	6,554	5,356
mPower Transfers	—	—	—	—

	$6,991	$5,511	$13,219	$15,629

OPERATING INCOME:
Power Generation	$30,535	$58,105	$63,865	$97,610
Nuclear Operations	65,737	55,366	120,461	110,193
Technical Services	15,235	18,875	29,414	33,957
Nuclear Energy	7,922	20,276	10,180	32,011
mPower	(1,104)	(32,686)	(28,051)	(60,612)

	$118,325	$119,936	$195,869	$213,159

Unallocated Corporate(1)	(7,387)	(9,860)	(16,295)	(16,663)
Special Charges for Restructuring Activities	(12,232)	—	(20,655)	—

Total Operating Income(2)	$98,706	$110,076	$158,919	$196,496

Other Income (Expense):
Interest income	323	504	655	737
Interest expense	(789)	(1,152)	(1,607)	(1,775)
Other – net	1,005	4,365	2,411	3,299

Total Other Income	539	3,717	1,459	2,261

Income before Provision for Income Taxes	$99,245	$113,793	$160,378	$198,757

(1) Unallocated corporate includes general corporate overhead not allocated to segments.
(2) Included in operating income is the following:
(Gains) Losses on Asset Disposals and Impairments – Net:
Power Generation	$(7)	$622	$(85)	$636
Nuclear Operations	—	—	—	—
Technical Services	163	(1,243)	163	(1,517)
Nuclear Energy	—	(1)	9	(1)
mPower	—	—	—	—

	$156	$(622)	$87	$(882)

Equity in Income of Investees:
Power Generation	$5,202	$3,054	$7,309	$6,876
Nuclear Operations	—	—	—	—
Technical Services	13,699	13,633	26,532	27,168
Nuclear Energy	(126)	—	(279)	—
mPower	—	—	—	—

	$18,775	$16,687	$33,562	$34,044

NOTE 10 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share amounts)

Basic:

Net income attributable to The Babcock & Wilcox Company	$72,870	$77,230	$120,044	$137,181

Weighted average common shares	111,898,819	118,648,459	112,998,066	118,451,903

Basic earnings per common share	$0.65	$0.65	$1.06	$1.16

Diluted:

Net income attributable to The Babcock & Wilcox Company	$72,870	$77,230	$120,044	$137,181

Weighted average common shares (basic)	111,898,819	118,648,459	112,998,066	118,451,903
Effect of dilutive securities:
Stock options, restricted stock and performance shares	763,744	609,452	701,793	606,624

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	112,662,563	119,257,911	113,699,859	119,058,527

Diluted earnings per common share	$0.65	$0.65	$1.06	$1.15

We have excluded from our diluted share calculation at June 30, 2013 and 2012, 1,648,719 and 1,361,749 shares, respectively, related to stock options as their effect would have been antidilutive.

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

•

future levels of revenues (including our backlog and project claims to the extent either may be viewed as an indicator of future revenues), operating margins, income from operations, net income or earnings per share;

•	anticipated levels of demand for our products and services;

•	future levels of research and development, capital, environmental or maintenance expenditures;

•	our beliefs regarding the timing and effects on our businesses of certain environmental and tax legislation, rules or regulations;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets and businesses;

•	our ability to maintain appropriate insurance and indemnities;

•	the potential effects of judicial or other proceedings, including tax audits, on our business or businesses, financial condition, results of operations and cash flows;

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation;

•	the effective date and expected impact of accounting pronouncements;

•	our plans regarding the design, research and development, financing and deployment of the B&W mPowerTM reactor; and

•	anticipated benefits, timing and changes associated with cost reduction and efficiency improvement activities.

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

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our lines of business, including the potential impact of project losses and liquidated damages;

•	changes in, or our failure or inability to comply with, government regulations;

•	adverse outcomes from legal and regulatory proceedings;

•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;

•	our ability to successfully manage research and development projects and costs, including our efforts to develop the mPower Plant based on B&W mPowerTM technology;

•	our ability to obtain funding for our B&W mPowerTM technology under the Cooperative Agreement with the U.S. Department of Energy (“DOE”);

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

•	social, political and economic situations in foreign countries where we do business;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims;

•	our ability to obtain and maintain surety bonds, letters of credit and financing;

•	our ability to obtain and maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	our ability to successfully develop competitive new technologies and products;

•	the aggregated risks retained in our captive insurance subsidiary; and

•	the impact of the loss of insurance rights as part of the Chapter 11 bankruptcy settlement concluded in 2006 involving several of our subsidiaries.

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

GENERAL

We operate in five segments: Power Generation, Nuclear Operations, Technical Services, Nuclear Energy and mPower. Prior to 2013, we reported four segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy. Our small modular nuclear reactor business previously included in our Nuclear Energy segment is now being reported as a separate segment, mPower. The change in our reportable segments had no impact on our previously reported results of operations, financial condition or cash flows. For additional information regarding our change to the segments, see Note 1 to the condensed consolidated financial statements in this report.

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

Power Generation Segment

Our Power Generation segment’s overall activity depends mainly on the capital expenditures of electric power generating companies and other steam-using industries. Several factors influence these expenditures, including:

•	prices for electricity, along with the cost of production and distribution;

•	prices for coal and natural gas and other sources used to produce electricity;

•	demand for electricity, paper and other end products of steam-generating facilities;

•	availability of other sources of electricity, paper or other end products;

•	requirements for environmental improvements;

•	impact of potential regional, state, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;

•	level of capacity utilization at operating power plants, paper mills and other steam-using facilities;

•	requirements for maintenance and upkeep at operating power plants and paper mills to comply with environmental regulations and combat the accumulated effects of wear and tear;

•	ability of electric power generating companies and other steam users to raise capital; and

•	relative prices of fuels used in boilers, compared to prices for fuels used in gas turbines and other alternative forms of generation.

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

Technical Services Segment

The revenues and equity in income of investees of our Technical Services segment are largely a function of spending by the U.S. Government and the performance scores we and our consortium partners earn in managing and operating high-consequence operations at U.S. nuclear weapons sites and national laboratories. With its specialized capabilities of full life-cycle management of special nuclear materials, facilities and technologies, our Technical Services segment participates in the cleanup, operation and management of the nuclear sites and weapons complexes maintained by the DOE.

On April 29, 2013, the Government Accountability Office (“GAO”) announced that it sustained the protest filed by our joint venture, Nuclear Production Partners, LLC, regarding the procurement decision for the combined management and operating contract at the Y-12 National Security Complex and Pantex Plant. On June 17, 2013, Nuclear Production Partners, LLC filed a new protest with the GAO expressing concern over the fairness of the procurement and selection process and the form and scope of the revised request for proposals issued to bidders on June 6, 2013. We will continue to manage these sites under existing contracts through our joint ventures while we wait for a resolution on our protest and a decision from the National Nuclear Security Administration on the path forward for the procurement award.

Nuclear Energy Segment

Our Nuclear Energy segment’s overall activity depends mainly on the demand and competitiveness of nuclear energy. The activity of this segment depends on capital expenditures and maintenance spending of nuclear utilities.

mPower Segment

This segment is actively developing the B&W mPowerTM reactor and the associated mPower Plant through its majority-owned joint venture, Generation mPower LLC (“GmP”). Its activity is a function of research and development efforts for the B&W mPowerTM reactor and the potential orders to be generated from various mPower deployment initiatives. As part of this initiative, we have been selected to receive funding and have signed a Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (“Funding Program”), which is expected to provide financial assistance initially totaling at least $150 million for small modular reactor design engineering and licensing activities supporting a planned commercial operating date for the first mPower Plant by 2022.

The Funding Program is a cost-sharing award which requires us to use the DOE funds to cover first-of-a-kind engineering costs associated with small modular reactor (“SMR”) design certification and licensing efforts. The DOE will provide cost reimbursement for up to 50%, subject to the overall size of the award, of qualified expenditures incurred during the period from April 1, 2013 to March 31, 2018. The DOE has authorized $78.8 million of funding for this award program. The remaining anticipated DOE funding has not yet been authorized and is subject to Congressional appropriations. The Cooperative Agreement also provides for reimbursement of pre-award costs incurred from October 1, 2012 to March 31, 2013. As of June 30, 2013, we have recognized $37.8 million of the cost-sharing award, including $21.5 million of pre-award cost reimbursement, as a reduction of research and development costs on our condensed consolidated statements of income. We anticipate our 2013 annual B&W mPower spending to be approximately $85 million, net of any cost reimbursement recognized from the Funding Program.

Global Competitiveness Initiative

We launched the Global Competitiveness Initiative (“GCI”) in the third quarter of 2012 to enhance competitiveness, better position B&W for growth, and improve profitability. We have identified a wide range of cost reduction activities including operational and functional efficiency improvements, organizational design changes, and manufacturing optimization. Once fully executed, these actions are expected to produce at least $40 million to $50 million in annual savings. Roughly half of the annual savings are expected to result from efficiency improvements that are planned to be completed by the end of 2013. The balance of the cost savings relates to manufacturing initiatives that are expected to be completed by mid-2015. In order to achieve these savings, we expect to incur total restructuring charges (cash and non-cash) not to exceed $60 million. We incurred $20.7 million of costs associated with GCI for the six months ended June 30, 2013.

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 10-K. There have been no material changes to these policies during the six months ended June 30, 2013, except as disclosed in Note 1 of the notes to the condensed consolidated financial statements included in this report.

Accounting for Contracts

As of June 30, 2013, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the six months ended June 30, 2013 and 2012, we recognized changes in estimate related to long-term contracts accounted for on the percentage-of-completion basis, which decreased operating income by approximately $2.9 million and increased operating income by $47.6 million, respectively. Included in the six months ended June 30, 2013 were contract losses totaling $30.2 million for additional estimated costs to complete a project in our Power Generation segment. These losses are in addition to contract losses recorded for this project during 2012. In addition, in the six months ended June 30, 2012, we recognized revenues totaling $18.4 million attributable to the settlement of a contract claim related to a condenser replacement contract in our Nuclear Energy segment.

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions and timing under which our customers may make claims against us for liquidated damages. In the majority of cases in which we have had potential exposure for liquidated damages, such damages ultimately were determined not to be caused by our actions or were not otherwise asserted by our customers. Accordingly, we do not accrue liabilities for liquidated damages unless probable and estimable. As of June 30, 2013, we had not accrued for approximately $3.0 million of potential liquidated damages that are not currently due under the particular contract but which we believe could be asserted based upon our current expectations of the time to complete a certain project in our Power Generation segment.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2013 VS. THREE MONTHS ENDED JUNE 30, 2012

The Babcock & Wilcox Company (Consolidated)

Consolidated revenues increased 3.9%, or $33.5 million, to $886.1 million in the three months ended June 30, 2013 compared to $852.6 million for the corresponding period in 2012 due to increases in revenues from our Nuclear Operations segment totaling $65.6 million, partially offset by decreased revenues in our Power Generation segment totaling $25.8 million. We also experienced decreases in revenues in our Nuclear Energy segment totaling $4.2 million.

Consolidated operating income decreased $11.4 million to $98.7 million in the three months ended June 30, 2013 from $110.1 million for the corresponding period in 2012. Operating income for the three months ended June 30, 2013 includes special charges for restructuring activities totaling $12.2 million related to GCI. These costs consist of approximately $10.8 million of employee termination benefits and $1.4 million of consulting and other program administrative costs. Operating income in our mPower and Nuclear Operations segments increased by $31.6 million and $10.3 million, respectively. These increases were partially offset by a decrease in our Power Generation, Nuclear Energy and Technical Services segments totaling $27.6 million, $12.4 million and $3.7 million, respectively. We also experienced a decrease in unallocated corporate expenses totaling $2.5 million for the 2013 period as compared to 2012.

Power Generation

Revenues decreased 5.2%, or $25.8 million, to $471.2 million in the three months ended June 30, 2013, compared to $497.0 million in the corresponding period of 2012. This is primarily attributable to a decline in our new build steam generation systems business of $38.4 million, largely due to the impact of revised percentage-of-completion estimates for a project in which we recognized contract losses during the quarter and decreased waste-to-energy activities. Revenues in our new build environmental equipment business increased by $23.2 million, while our aftermarket services revenues decreased by $13.7 million. New build environmental equipment business revenue increases were driven by ongoing engineering, procurement and construction activities on projects as a result of previously enacted environmental rules and regulations. The net decrease in aftermarket services revenues was primarily due to a lower volume of environmental retrofit and rebuild projects, partially offset by an increase in boiler related aftermarket retrofit and rebuild projects, parts and services.

Operating income decreased $27.6 million to $30.5 million in the three months ended June 30, 2013 as compared to $58.1 million in the corresponding period of 2012. The decrease in operating income is primarily driven by contract losses totaling $30.2 million for additional estimated costs to complete a new build steam generation systems project largely due to unforeseen worksite conditions. These losses are in addition to contract losses recorded for this project during 2012. Decreases to income due to the lower revenues discussed above were partially offset by lower selling, general and administrative expenses totaling $1.6 million due to ongoing cost reduction initiatives and higher equity income of $2.1 million primarily from our joint venture in China due to project performance improvements.

Nuclear Operations

Revenues increased 24.7%, or $65.6 million, to $331.0 million in the three months ended June 30, 2013 compared to $265.4 million in the corresponding period of 2012, primarily attributable to increased activity in the manufacturing of nuclear components for US Government programs totaling $51.1 million and increased volume in our naval nuclear fuel and downblending activities totaling $14.5 million.

Operating income increased $10.3 million to $65.7 million in the three months ended June 30, 2013 compared to $55.4 million in the corresponding period in 2012, primarily due to increased income in the manufacturing of nuclear components for US Government programs of $6.0 million. Operating income associated with naval nuclear fuel and downblending activities increased $4.3 million compared to 2012.

Technical Services

Revenues decreased 3.2%, or $0.9 million, to $27.4 million in the three months ended June 30, 2013 compared to $28.3 million for the corresponding period of 2012, primarily attributable to a decrease in our specialty manufacturing work scope associated with the American Centrifuge Program.

Operating income decreased $3.7 million, to $15.2 million in the three months ended June 30, 2013 compared to $18.9 million for the corresponding period of 2012. This decrease is attributable to lower estimated award fees and costs related to restructuring of a contract. In addition, the 2012 period included a $1.2 million gain from the sale of our interest in a joint venture associated with the management and operations of the Strategic Petroleum Reserve. These decreases were partially offset by lower selling, general, and administrative expenses of $1.2 million compared to the corresponding period of 2012 due to ongoing cost control efforts.

Nuclear Energy

Revenues decreased 6.2%, or $4.2 million, to $63.2 million in the three months ended June 30, 2013 compared to $67.4 million in the corresponding period of 2012, primarily attributable to $18.4 million of revenue recorded in the prior year related to the settlement agreement reached with Energy Northwest related to a condenser replacement project at Columbia Generating Station in 2011. This decrease in revenue was partially offset by increased activity in our nuclear services business of $11.7 million due to the timing and scope of customer outage projects and increased maintenance and project services.

Operating income decreased $12.4 million to $7.9 million in the three months ended June 30, 2013 compared to $20.3 million in the corresponding period of 2012, primarily attributable to $18.1 million (net of related expenses) recognized in the three months ended June 30, 2012 associated with the settlement agreement discussed above. This decrease was partially offset by operating income increases in the nuclear services business associated with the revenue increases discussed above and improvements to operating income totaling $2.1 million associated with reduced warranty expenses.

mPower

Operating income increased $31.6 million to a loss of $1.1 million in the three months ended June 30, 2013 compared to a loss of $32.7 million in the corresponding period of 2012, primarily due to the recognition of $37.8 million of the cost-sharing award from the DOE under the Cooperative Agreement as a reduction of research and development costs. The cost-sharing amount recognized includes $21.5 million of pre-award cost reimbursement for the period from October 2012 through March 2013. Excluding the impact of the recognized cost-sharing award, research and development activities related to the continued development of the B&W mPower™ reactor increased during the three months ended June 30, 2013 from the corresponding 2012 period by $4.3 million, inclusive of a $0.7 million decrease in non-cash in-kind research and development costs for services contributed by GmP’s minority partner.

Corporate

Unallocated corporate expenses decreased $2.5 million to $7.4 million for the three months ended June 30, 2013, as compared to $9.9 million for the corresponding period in 2012, mainly due to cost control efforts and realization of benefits associated with GCI initiatives.

Other Income Statement Items

Other – net decreased by $3.4 million, reflecting income of $1.0 million for the three months ended June 30, 2013 as compared to income of $4.4 million for the corresponding period in 2012, primarily due to decreased income associated with foreign currency transactions. In addition, we experienced reduced dividend income of $1.4 million associated with our USEC Inc. investment.

Provision for Income Taxes

For the three months ended June 30, 2013, our provision for income taxes decreased $9.9 million to $29.5 million, as compared to the three months ended June 30, 2012, while our income before provision for income taxes decreased $14.5 million. Accordingly, our effective tax rate for the three months ended June 30, 2013 was approximately 29.8% as compared to 34.7% for the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2013 was lower than the effective tax rate for the period ended June 30, 2012 primarily due to the impact of settling claims with certain state and foreign tax jurisdictions.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2013 VS. SIX MONTHS ENDED JUNE 30, 2012

The Babcock & Wilcox Company (Consolidated)

Consolidated revenues increased 4.5%, or $73.1 million, to $1,691.6 million in the six months ended June 30, 2013 compared to $1,618.5 million for the corresponding period in 2012 due to increases in revenues from our Nuclear Operations and Power Generation segments totaling $76.5 million and $21.4 million, respectively. These increases were partially offset by decreased revenues in our Nuclear Energy segment totaling $27.2 million.

Consolidated operating income decreased $37.6 million to $158.9 million in the six months ended June 30, 2013 from $196.5 million for the corresponding period in 2012. Operating income for the six months ended June 30, 2013 includes special charges for restructuring activities totaling $20.7 million related to GCI. These costs consist of approximately $15.1 million of employee termination benefits and $5.6 million of consulting and other program administrative costs. Operating income in our Power Generation, Nuclear Energy and Technical Services segments decreased by $33.7 million, $21.8 million and $4.6 million, respectively. These decreases were partially offset by an increase in our mPower and Nuclear Operations segments totaling $32.5 million and $10.3 million, respectively. We also experienced a decrease in unallocated corporate expenses totaling $0.4 million for the 2013 period as compared to 2012.

Power Generation

Revenues increased 2.3%, or $21.4 million, to $932.7 million in the six months ended June 30, 2013, compared to $911.3 million in the corresponding period of 2012, primarily attributable to an $88.2 increase from our new build environmental equipment business. The increase is principally driven by ongoing engineering, procurement and construction activities on projects as a result of the previously enacted environmental rules and regulations. Revenues in our new-build steam generation systems business decreased $39.8 million, largely due to the impact of revised percentage-of-completion estimates for a project in which we recognized contract losses during the quarter and decreased waste-to-energy activities. Revenues in our aftermarket services business decreased $34.4 million primarily due to a lower volume of environmental retrofit and rebuild projects, partially offset by an increase in boiler related aftermarket retrofit and rebuild projects, parts and services.

Operating income decreased $33.7 million to $63.9 million in the six months ended June 30, 2013 compared to $97.6 million in the corresponding period of 2012, mainly due to contract losses totaling $30.2 million for additional estimated costs to complete a new build steam generation systems project experiencing unforeseen worksite conditions. These losses are in addition to contract losses recorded for this project during 2012. The income associated with the increase in revenues is offset by more competitive profit margins and a lower level of net favorable project close-outs than compared to the prior period. These decreases in income were partially offset by decreased selling, general and administrative expenses totaling $4.3 million due to ongoing cost reduction initiatives.

Nuclear Operations

Revenues increased 14.8%, or $76.5 million, to $592.1 million in the six months ended June 30, 2013 compared to $515.6 million in the corresponding period of 2012, primarily attributable to increased activity in the manufacturing of nuclear components for US Government programs totaling $59.0 million and increased volume in our naval nuclear fuel and downblending activities totaling $17.5 million.

Operating income increased $10.3 million to $120.5 million in the six months ended June 30, 2013 compared to $110.2 million in the corresponding period in 2012, primarily due to increased income associated with naval nuclear fuel and downblending activities of $7.9 million. Income related to manufacturing of nuclear components for US Government programs increased $2.4 million compared to 2012.

Technical Services

Revenues totaled $52.7 million in the six months ended June 30, 2013, which were consistent with $53.2 million for the corresponding period of 2012.

Operating income decreased $4.6 million, to $29.4 million in the six months ended June 30, 2013 compared to $34.0 million for the corresponding period of 2012. This decrease is attributable to lower estimated award fees and costs related to restructuring of a contract. In addition, the 2012 period included a $1.2 million gain from the sale of our interest in a joint venture associated with the management and operations of the Strategic Petroleum Reserve. These decreases were partially offset by lower selling, general, and administrative expenses of $2.5 million compared to the corresponding period of 2012 due to ongoing cost control efforts.

Nuclear Energy

Revenues decreased 17.7%, or $27.2 million, to $126.7 million in the six months ended June 30, 2013 compared to $153.9 million in the corresponding period of 2012, primarily attributable to $18.4 million of revenue recorded in the prior year related to the settlement agreement reached with Energy Northwest related to a condenser replacement project at Columbia Generating Station in 2011 and decreased activity in our nuclear services and nuclear equipment businesses of $9.6 million associated with the completion of several large contracts that were ongoing in the same period of the prior year.

Operating income decreased $21.8 million to $10.2 million in the six months ended June 30, 2013 compared to $32.0 million in the corresponding period of 2012, primarily attributable to $18.1 million (net of related expenses) recognized in the six months ended June 30, 2012 associated with the settlement agreement discussed above. Operating income also decreased as a result of the reduced activity associated with the completion of several large contracts noted above. These decreases were partially offset by improvements to operating income totaling $2.1 million associated with reduced warranty expenses in our nuclear services business.

mPower

Operating income increased $32.5 million to a loss of $28.1 million in the six months ended June 30, 2013 compared to a loss of $60.6 million in the corresponding period of 2012, primarily due to recognition of $37.8 million of the cost-sharing award from the DOE under the Cooperative Agreement as a reduction of research and development costs. The cost-sharing amount recognized includes $21.5 million of pre-award cost reimbursement for the period from October 2012 through March 2013. Excluding the impact of the recognized cost-sharing award, research and development activities related to the continued development of the B&W mPower™ reactor increased during the six months ended June 30, 2013 from the corresponding 2012 period by $2.8 million, inclusive of a $1.3 million decrease in non-cash in-kind research and development costs for services contributed by GmP’s minority partner.

Corporate

Unallocated corporate expenses decreased $0.4 million to $16.3 million for the six months ended June 30, 2013, as compared to $16.7 million for the corresponding period in 2012, due to cost control efforts and realization of benefits associated with GCI initiatives, partially offset by costs associated with cyber security upgrades.

Other Income Statement Items

Other – net decreased by $0.9 million, reflecting income of $2.4 million for the six months ended June 30, 2013 as compared to income of $3.3 million in 2012, primarily due to reduced dividend income associated with our USEC Inc. investment, partially offset by increased investment gains.

Provision for Income Taxes

For the six months ended June 30, 2013, our provision for income taxes decreased $21.6 million to $45.8 million, as compared to the six months ended June 30, 2012, while our income before provision for income taxes decreased $38.4 million. Accordingly, our effective tax rate for the six months ended June 30, 2013 was approximately 28.6% as compared to 33.9% for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 was lower than the effective tax rate for the comparable period of 2012 primarily due to the impact of certain tax benefits associated with 2012 R&D tax credits and foreign income exclusions related to the retroactive provisions of the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, as well as the impact of settling claims with certain state and foreign tax jurisdictions.

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

	June 30, 2013	December 31, 2012
	(Unaudited) (In millions)
Power Generation	$2,320	$2,483
Nuclear Operations	2,831	2,984
Technical Services	9	4
Nuclear Energy	203	276
mPower	3	2

Total Backlog	$5,366	$5,749

We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Power Generation, Technical Services, and Nuclear Energy segments.

Of the June 30, 2013 backlog, we expect to recognize revenues as follows:

	2013	2014	Thereafter	Total
	(Unaudited) (In approximate millions)
Power Generation	$640	$530	$1,150	$2,320
Nuclear Operations	590	840	1,401	2,831
Technical Services	9	—	—	9
Nuclear Energy	113	45	45	203
mPower	3	—	—	3

Total Backlog	$1,355	$1,415	$2,596	$5,366

At June 30, 2013, Power Generation backlog with the U.S. Government was $6.6 million, all of which was fully funded.

At June 30, 2013, Nuclear Operations backlog with the U.S. Government was $2.8 billion, of which $149 million had not yet been funded.

At June 30, 2013, Technical Services backlog with the U.S. Government was $8.9 million, all of which was fully funded.

At June 30, 2013, Nuclear Energy and mPower had no backlog with the U.S. Government.

Liquidity and Capital Resources

Credit Facility

On June 8, 2012, B&W entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent which amends and restates our previous Credit Agreement dated May 3, 2010. The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $700 million and is scheduled to mature June 8, 2017. The proceeds of the Credit Agreement are available for working capital needs and other general corporate purposes. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $1.0 billion for all revolving loan and letter of credit commitments.

The Credit Agreement is guaranteed by substantially all of B&W’s wholly owned domestic subsidiaries. Obligations under the Credit Agreement are secured by first-priority liens on certain assets owned by B&W and the guarantors (other than subsidiaries comprising our Nuclear Operations and Technical Services segments). If the corporate family rating of B&W and its subsidiaries from Moody’s is Baa3 or better (with a stable outlook or better), the corporate rating of B&W and its subsidiaries from Standard &Poor’s is BBB- or better (with a stable outlook or better), and other conditions are met, the liens securing obligations under the Credit Agreement will be released, subject to reinstatement upon the terms set forth in the Credit Agreement.

The Credit Agreement requires only interest payments on a periodic basis until maturity. We may prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt and mergers. At June 30, 2013, we were in compliance with all of the covenants set forth in the Credit Agreement.

Loans outstanding under the Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 2.25% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month Eurocurrency rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 1.25% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. Under the Credit Agreement, we are charged a commitment fee on the unused portions of the Credit Agreement and that fee varies between 0.225% and 0.350% per year depending on the credit ratings of the Credit

Agreement. Additionally, we are charged a letter of credit fee of between 1.25% and 2.25% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.80% and 1.25% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, we paid upfront fees to the lenders thereunder, and arrangement and other fees to the arrangers and agents of the Credit Agreement. At June 30, 2013, there were no borrowings outstanding and letters of credit issued under the Credit Agreement totaled $147.8 million, resulting in $552.2 million available for borrowings or to meet letter of credit requirements. The applicable interest rate at June 30, 2013 under this facility was 3.75% per year for revolving loans.

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

Other Arrangements

Certain foreign subsidiaries in our Power Generation segment have credit arrangements with various commercial banks and other financial institutions for the issuance of bank guarantees in association with contracting activity. The aggregate value of all such bank guarantees as of June 30, 2013 was $80.3 million.

B&W and certain of its subsidiaries have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of June 30, 2013, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $424.6 million.

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $173.5 million to $366.8 million at June 30, 2013 from $540.3 million at December 31, 2012 primarily due to the items discussed below.

Our net cash provided by operations was $11.8 million in the six months ended June 30, 2013, compared to cash used in operations of $74.7 million for the six months ended June 30, 2012. This increase in cash was primarily attributable to changes in accrued employee benefits related to reduced pension plan funding.

Our net cash used in investing activities decreased by $123.1 million to $5.8 million in the six months ended June 30, 2013 from $128.9 million in the six months ended June 30, 2012. This decrease in net cash used in investing activities was primarily attributable to higher net purchases of available-for-sale securities in the prior year.

Our net cash used in financing activities increased by $139.6 million to $141.9 million in the six months ended June 30, 2013 from $2.3 million for the six months ended June 30, 2012. This increase in net cash used in financing activities was primarily attributable to the repurchase of common shares and dividends paid, both in the current period.

At June 30, 2013, we had restricted cash and cash equivalents totaling approximately $51.3 million, $4.2 million of which was held in restricted foreign accounts, $3.0 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets), $39.6 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments) and $4.5 million of which was held in money market funds maintained by our captive insurer.

At June 30, 2013, we had investments with a fair value of $73.3 million. Our investment portfolio consists primarily of investments in government obligations and short-term commercial paper. Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss.

Foreign Operations

Included in our total unrestricted cash and cash equivalents at June 30, 2013 is approximately $154.7 million or 64% related to foreign operations and subsidiaries. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the U.S., which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. as the liquidity generated by our U.S. operations is sufficient to meet the cash requirements of our U.S. operations.

See Note 1 in our unaudited condensed consolidated financial statements included in this report for information on new and recently adopted accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2012 10-K.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the Cooperative Agreement, the DOE will provide incremental cost reimbursements for up to 50%, subject to the overall size of the award, of qualified expenditures incurred in connection with the development and commercialization of the SMR technology. The total estimated qualifying project costs during the five-year term of the funding program are approximately $765.8 million. Only a portion of the funding award has been authorized by the DOE, with the remaining amount subject to future Congressional appropriations. Our ability to obtain continued funding under the Cooperative Agreement is also dependent, in part, on our ability to perform our obligations under the Cooperative Agreement (including achieving specified milestones). In addition, the DOE may elect to not extend funding beyond the end of the then-current budget period (which is expected to occur on or about each anniversary of the date of the Cooperative Agreement). Lastly, either the DOE or B&W mPower may terminate the Cooperative Agreement at any time upon defined notice periods. Such a termination would eliminate the DOE’s obligation to continue funding under the award program. If we do not receive, or experience delays in obtaining, continued award program funding due to lack of congressional appropriations or the other reasons described above, funding of our related research and development activities could be impaired or delayed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2013 our board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million. The Company may repurchase the shares from time to time during a two-year period in the open market. This authorized share repurchase amount is in addition to the initial $250 million share repurchase amount previously authorized in November 2012. The following table provides information on our purchases of equity securities during the quarter ended June 30, 2013:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2013 – April 30, 2013	1,196,200	$27.00	1,196,200	$64.0
May 1, 2013 – May 31, 2013	923,242	$27.87	923,000	$288.3
June 1, 2013 – June 30, 2013	359,752	$29.73	359,400	$277.6

Total	2,479,194	$27.72	2,478,600

(1)

Includes 0, 242 and 352 shares repurchased during April, May and June, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

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

Item 5.	Other Information

On August 6, 2013, B&W adopted a form of indemnification agreement to be entered into with each of its directors and executive officers. Under the terms of the agreement, B&W agrees to indemnify the indemnified person, to the fullest extent permitted by Delaware law, from claims and losses arising from their service to our company (other than certain claims brought by the indemnified party against us or any of our officers and directors). The agreement also provides each indemnified person with expense advancement to the extent the expenses arise from, or might reasonably be expected to arise from, an indemnifiable claim and contains additional terms meant to facilitate a determination of the indemnified person’s entitlement to such benefits.

The form of indemnification agreement is attached hereto as Exhibit 10.4 and incorporated by reference herein. The foregoing summary of the indemnification agreement is qualified in its entirety by the full text of Exhibit 10.4.

Item 6.	Exhibits

Exhibit 2.1* – Master Separation Agreement, dated as of July 2, 2010, between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

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

Exhibit 10.2*+ – Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-34658)).

Exhibit 10.3*+ – Separation Agreement between Mary Pat Salomone and The Babcock & Wilcox Company, dated May 6, 2013 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated May 6, 2013 (File No. 1-34658)).

Exhibit 10.4+ – Form of Director and Officer Indemnification Agreement entered into between The Babcock & Wilcox Company and each of its directors and executive officers.

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
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)

August 7, 2013

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Master Separation Agreement, dated as of July 2, 2010, between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.1*	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2*	Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.1*	Cooperative Agreement, dated as of April 12, 2013, by and between Babcock & Wilcox mPower, Inc. and the U.S. Department of Energy (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated April 12, 2013 (File No. 1-34658)).

10.2*+	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-34658)).

10.3*+	Exhibit 10.3*+-Separation Agreement between Mary Pat Salomone and The Babcock & Wilcox Company, dated May 6, 2013 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated May 6, 2013 (File No. 1-34658)).

10.4+	Form of Director and Officer Indemnification Agreement entered into between The Babcock & Wilcox Company and each of its directors and executive officers.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.
+	Management or compensatory contract.