Form 10-Q
period 2013-09-30
Babcock & Wilcox Co
filed 2013-11-12
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s common stock outstanding at October 31, 2013 was 110,797,781.

THE BABCOCK & WILCOX COMPANY

I N D E X – F O R M 1 0 – Q

PART I

THE BABCOCK & WILCOX COMPANY

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)

Current Assets:
Cash and cash equivalents	$219,828	$383,547
Restricted cash and cash equivalents	46,292	60,961
Investments	45,837	88,769
Accounts receivable – trade, net	414,984	364,960
Accounts receivable – other	64,356	61,682
Contracts in progress	379,510	316,518
Inventories	113,895	124,218
Deferred income taxes	100,147	78,573
Other current assets	45,312	41,858

Total Current Assets	1,430,161	1,521,086

Property, Plant and Equipment	1,111,538	1,099,040
Less accumulated depreciation	667,597	652,019

Net Property, Plant and Equipment	443,941	447,021

Investments	4,288	4,090

Goodwill	281,205	280,780

Deferred Income Taxes	213,400	227,215

Investments in Unconsolidated Affiliates	201,789	186,354

Intangible Assets	82,383	87,686

Other Assets	82,497	86,123

TOTAL	$2,739,664	$2,840,355

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands, except share and per share amounts)

Current Liabilities:
Notes payable and current maturities of long-term debt	$4,793	$4,062
Accounts payable	268,256	264,798
Accrued employee benefits	165,534	186,495
Accrued liabilities – other	72,325	57,991
Advance billings on contracts	395,251	472,287
Accrued warranty expense	67,492	83,682
Income taxes payable	18,113	9,973

Total Current Liabilities	991,764	1,079,288

Long-Term Debt	276	430

Accumulated Postretirement Benefit Obligation	66,364	71,208

Environmental Liabilities	48,186	46,497

Pension Liability	532,805	579,165

Other Liabilities	59,715	60,851

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 120,361,748 and 119,608,026 shares at September 30, 2013 and December 31, 2012, respectively	1,204	1,196
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	740,143	713,257
Retained earnings	502,468	349,063
Treasury stock at cost, 9,542,087 and 4,372,143 shares at September 30, 2013 and December 31, 2012, respectively	(251,997)	(109,809)
Accumulated other comprehensive income	30,317	32,728

Stockholders’ Equity – The Babcock & Wilcox Company	1,022,135	986,435
Noncontrolling interest	18,419	16,481

Total Stockholders’ Equity	1,040,554	1,002,916

TOTAL	$2,739,664	$2,840,355

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands, except share and per share amounts)

Revenues	$774,834	$807,586	$2,466,393	$2,426,063

Costs and Expenses:
Cost of operations	578,394	603,876	1,884,134	1,787,311
Research and development costs	23,787	27,893	52,970	91,079
Losses on asset disposals and impairments – net	1,258	2,620	1,345	1,738
Selling, general and administrative expenses	102,576	103,343	313,113	313,629
Special charges for restructuring activities	4,849	—	25,504	—

Total Costs and Expenses	710,864	737,732	2,277,066	2,193,757

Equity in Income of Investees	18,151	14,546	51,713	48,590

Operating Income	82,121	84,400	241,040	280,896

Other Income (Expense):
Interest income	480	417	1,135	1,154
Interest expense	(631)	(996)	(2,238)	(2,771)
Other – net	(533)	(27,306)	1,878	(24,007)

Total Other Income (Expense)	(684)	(27,885)	775	(25,624)

Income before Provision for Income Taxes	81,437	56,515	241,815	255,272

Provision for Income Taxes	24,416	7,259	70,217	74,611

Net Income	57,021	49,256	171,598	180,661

Net Loss Attributable to Noncontrolling Interest	3,425	2,187	8,892	7,963

Net Income Attributable to The Babcock & Wilcox Company	$60,446	$51,443	$180,490	$188,624

Earnings per Common Share:
Basic:
Net Income Attributable to The Babcock & Wilcox Company	$0.54	$0.43	$1.61	$1.59
Diluted:
Net Income Attributable to The Babcock & Wilcox Company	$0.54	$0.43	$1.60	$1.58

Shares used in the computation of earnings per share (Note 10):
Basic	110,931,376	118,843,829	112,309,170	118,582,544
Diluted	111,749,381	119,452,881	113,049,700	119,189,977

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)

Net Income	$57,021	$49,256	$171,598	$180,661

Other Comprehensive Income:
Currency translation adjustments	5,238	10,283	(2,330)	2,294
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax benefit (provision) of $(338), $(1,618), $1,004, and $(874), respectively	928	4,367	(2,940)	2,595
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $158, $798, $(671), and $730, respectively	(436)	(2,358)	1,853	(2,074)
Amortization of benefit plan costs, net of tax benefit of $(264), $(332), $(782), and $(855), respectively	490	642	1,483	1,679
Investments:
Unrealized gains arising during the period, net of tax provision of $(42), $0, $(48), and $0, respectively	75	172	203	376
Reclassification adjustment for gains included in net income, net of tax provision of $2, $0, $5, and $0, respectively	(4)	(14)	(725)	(17)

Other Comprehensive Income (Loss)	6,291	13,092	(2,456)	4,853

Total Comprehensive Income	63,312	62,348	169,142	185,514

Comprehensive Loss Attributable to Noncontrolling Interest	3,466	2,169	8,937	7,960

Comprehensive Income Attributable to The Babcock & Wilcox Company	$66,778	$64,517	$178,079	$193,474

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income (Loss)
			Capital In Excess of Par Value						Total Stockholders’ Equity
	Common Stock			Retained Earnings		Treasury Stock	Stockholders’ Equity	Noncontrolling Interest
	Shares	Par Value
	(In thousands, except share and per share amounts)
Balance December 31, 2012	119,608,026	$1,196	$713,257	$349,063	$32,728	$(109,809)	$986,435	$16,481	$1,002,916

Net income	—	—	—	180,490	—	—	180,490	(8,892)	171,598
Dividends declared ($0.24 per share)	—	—	—	(27,085)	—	—	(27,085)	—	(27,085)
Amortization of benefit plan costs	—	—	—	—	1,483	—	1,483	—	1,483
Gain on investments	—	—	—	—	(522)	—	(522)	—	(522)
Translation adjustments	—	—	—	—	(2,285)	—	(2,285)	(45)	(2,330)
Gain on derivatives	—	—	—	—	(1,087)	—	(1,087)	—	(1,087)
Exercise of stock options	187,845	3	3,800	—	—	—	3,803	—	3,803
Contributions to thrift plan	345,037	3	10,016	—	—	—	10,019	—	10,019
Shares placed in treasury	—	—	—	—	—	(142,188)	(142,188)	—	(142,188)
Stock-based compensation charges	220,840	2	13,070	—	—	—	13,072	—	13,072
Contribution of in-kind services	—	—	—	—	—	—	—	11,289	11,289
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(414)	(414)

Balance September 30, 2013 (unaudited)	120,361,748	$1,204	$740,143	$502,468	$30,317	$(251,997)	$1,022,135	$18,419	$1,040,554

Balance December 31, 2011	118,458,911	$1,185	$676,952	$130,890	$26,826	$(10,059)	$825,794	$9,179	$834,973

Net income	—	—	—	188,624	—	—	188,624	(7,963)	180,661
Amortization of benefit plan costs	—	—	—	—	1,679	—	1,679	—	1,679
Gain on investments	—	—	—	—	359	—	359	—	359
Translation adjustments	—	—	—	—	2,291	—	2,291	3	2,294
Gain on derivatives	—	—	—	—	521	—	521	—	521
Exercise of stock options	217,848	2	3,913	—	—	—	3,915	—	3,915
Contributions to thrift plan	395,838	4	9,888	—	—	—	9,892	—	9,892
Shares placed in treasury	—	—	—	—	—	(2,954)	(2,954)	—	(2,954)
Stock-based compensation charges	335,487	3	13,552	—	—	—	13,555	—	13,555
Contribution of in-kind services	—	—	—	—	—	—	—	13,477	13,477
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(394)	(394)

Balance September 30, 2012 (unaudited)	119,408,084	$1,194	$704,305	$319,514	$31,676	$(13,013)	$1,043,676	$14,302	$1,057,978

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$171,598	$180,661
Non-cash items included in net income:
Depreciation and amortization	51,341	52,818
Income of investees, net of dividends	(18,419)	(26,455)
Losses on asset disposals and impairments	1,345	1,738
Impairment of USEC investment	—	27,000
Recognition of uncertain tax positions	—	(25,305)
In-kind research and development costs	11,289	13,477
Amortization of pension and postretirement costs	2,265	2,531
Stock-based compensation expense	13,072	13,555
Excess tax benefits from stock-based compensation	(64)	(1,441)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(44,663)	(61,828)
Contracts in progress and advance billings on contracts	(140,862)	(104,832)
Accounts payable	5,305	37,631
Inventories	10,559	(24,727)
Current and deferred income taxes	(1,284)	44,099
Accrued and other current liabilities	(3,588)	(19,024)
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(69,842)	(178,953)
Other, net	5,921	(10,182)

NET CASH USED IN OPERATING ACTIVITIES	(6,027)	(79,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (Increase) in restricted cash and cash equivalents	14,669	(752)
Purchases of property, plant and equipment	(45,288)	(58,780)
Proceeds from sale of unconsolidated affiliate	—	2,091
Purchase of intangible assets	(2,200)	—
Purchases of available-for-sale securities	(79,747)	(234,577)
Sales and maturities of available-for-sale securities	122,677	163,203
Investment in equity and cost method investees	(2,807)	(6,437)
Proceeds from asset disposals	586	149

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,890	(135,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	(157)	(4,592)
Increase in short-term borrowing	649	2,532
Payment of debt issuance costs	—	(4,850)
Repurchase of common shares	(140,143)	—
Dividends paid to common shareholders	(27,082)	—
Excess tax benefits from stock-based compensation	64	1,441
Exercise of stock options	3,756	2,474
Other	(414)	(395)

NET CASH USED IN FINANCING ACTIVITIES	(163,327)	(3,390)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(2,255)	2,820

NET DECREASE IN CASH AND CASH EQUIVALENTS	(163,719)	(214,910)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	383,547	415,209

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$219,828	$200,299

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$70,602	$61,617
SCHEDULE OF NONCASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$6,040	$5,406

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as “joint ventures.” We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at September 30, 2013 and for the three and nine months ended September 30, 2013. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

Unless the context otherwise indicates, “we,” “us” and “our” mean The Babcock & Wilcox Company (“B&W”) and its consolidated subsidiaries.

Reporting Segments

We operate in five reportable segments: Power Generation, Nuclear Operations, Technical Services, Nuclear Energy and mPower. Our reportable segments at September 30, 2013 reflect changes we made during the first quarter of 2013 in the manner in which our segment operating information is reported for purposes of assessing operating performance and allocating resources. Prior to 2013, we reported four segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy. Our small modular nuclear reactor business, previously included in our Nuclear Energy segment, is now being reported as a separate segment, mPower. The change in our reportable segments had no impact on our previously reported results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and disclosures included in this report. Our reportable segments are further described as follows:

•	Our Power Generation segment supplies boilers fired with fossil fuels, such as coal, oil and natural gas, or renewable fuels such as biomass and municipal solid waste. In addition, we supply environmental equipment and components and related services to customers in different regions around the world. This segment owns or leases manufacturing facilities in the U.S., Canada, Denmark, Germany, Mexico, China and Scotland. We design, engineer, manufacture, supply, construct and service large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses. We also provide the same complement of services for our renewable portfolio of boiler technology, which includes biomass fired, waste-to-energy and concentrated solar energy for steam generating solutions. In addition, this segment is a technological leader in providing cost-effective and efficient air pollution control solutions and material handling systems. We have successfully developed advanced technologies to control nitrogen oxides, sulfur dioxide, fine particulate, mercury, acid gases and other hazardous air emissions. In addition, our Power Generation segment offers a variety of construction services for the entire balance of plant, from large steam generation or environmental equipment projects, to cogeneration and combined-cycle installations. This segment also offers a full suite of aftermarket services. Our Power Generation segment’s full-scope boiler, environmental and auxiliary equipment retrofits, upgrades and services improve plant performance and efficiency and increase the reliability of vital steam generating assets.

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

•	Our Technical Services segment provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided to the DOE, including the NNSA, the Office of Nuclear Energy, the Office of Science, the Department of Defense and the Office of Environmental Management. Through this segment we deliver products and management solutions to nuclear operations and high-consequence manufacturing facilities. A significant portion of this segment’s operations are conducted through joint ventures.

•	Our Nuclear Energy segment supplies commercial nuclear steam generators and components to nuclear utility customers. B&W has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. This segment is the only heavy nuclear component, N-Stamp certified manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development and metallurgy and materials engineering. Our Nuclear Energy segment also provides power plant construction and management and maintenance services. In addition, this segment offers services for nuclear steam generators and balance of plant equipment, as well as nondestructive examination and tooling/repair solutions for other plant systems and components.

•	Our mPower segment is actively designing the B&W mPowerTM reactor, a small modular reactor (“SMR”) design generally based on proven light-water nuclear technology and able to operate for four years without refueling. Through our majority-owned joint venture, Generation mPower LLC (“GmP”), we are developing the associated mPower Plant power generating facility, which will use two B&W mPowerTM reactors to generate 360 MWe within an advanced passively safe and secure plant architecture. As part of this initiative, we have been selected as the sole recipient to date to receive funding pursuant to a Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (“Funding Program”). This Funding Program provides financial assistance for our mPower Plant design engineering and licensing activities supporting the planned first mPower Plant commercial operation date by 2022.

See Note 9 for further information regarding our segments.

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated and combined financial statements and the related footnotes included in our 2012 10-K.

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

In the nine months ended September 30, 2013, we recorded contract losses totaling $30.2 million for additional estimated costs to complete a project in our Power Generation segment. These losses are in addition to contract losses recorded for this project during 2012. In May 2012, we entered into an agreement with a customer of a Nuclear Energy project to settle contract claims resulting in recognition of revenues totaling approximately $18.4 million for the nine months ended September 30, 2012.

Some of our contracts contain certain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. These contracts define the conditions and timing under which our customers may make claims against us for liquidated damages. In the majority of cases in which we have had potential exposure for liquidated damages, such damages ultimately were determined not to be caused by our actions or were not otherwise asserted by our customers. Accordingly, we do not accrue liabilities for liquidated damages unless probable and estimable. As of September 30, 2013, we had not accrued for approximately $3.0 million of potential liquidated damages that are reasonably possible to be asserted based on our current expectations of the time to complete a certain project.

Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Currency translation adjustments	$38,614	$40,899
Net unrealized gain on investments	75	597
Net unrealized gain on derivative financial instruments	1,016	2,103
Unrecognized prior service cost on benefit obligations	(9,388)	(10,871)

Accumulated other comprehensive income	$30,317	$32,728

The amounts reclassified out of accumulated other comprehensive income by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Accumulated Other Comprehensive Income Component Recognized	(In thousands)		(In thousands)		Line Item Presented
Realized (losses) gains on derivative financial instruments	$(421)	$527	$(1,573)	$(335)	Revenues
	977	2,698	(1,029)	3,110	Cost of operations
	38	(69)	78	29	Other-net

	594	3,156	(2,524)	2,804	Total before tax
	(158)	(798)	671	(730)	Provision for Income Taxes

	$436	$2,358	$(1,853)	$2,074	Net Income
Amortization of prior service cost on benefit obligations	$(705)	$(943)	$(2,116)	$(2,437)	Cost of operations
	(49)	(31)	(149)	(97)	Selling, general and administrative expenses

	(754)	(974)	(2,265)	(2,534)	Total before tax
	264	332	782	855	Provision for Income Taxes

	$(490)	$(642)	$(1,483)	$(1,679)	Net Income
Realized gain on investments	$6	$14	$730	$17	Other-net
	(2)	—	(5)	—	Provision for Income Taxes

	$4	$14	$725	$17	Net Income

Total reclassification for the period	$(50)	$1,730	$(2,611)	$412

Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2013	2012
	(In thousands)
Raw materials and supplies	$87,832	$98,428
Work in progress	8,744	7,956
Finished goods	17,319	17,834

Total inventories	$113,895	$124,218

Restricted Cash and Cash Equivalents

At September 30, 2013, we had restricted cash and cash equivalents totaling approximately $49.3 million, $3.3 million of which was held in restricted foreign accounts, $3.0 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets), $43.0 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments).

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

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$83,682	$97,209
Additions	13,555	16,692
Expirations and other changes	(13,283)	(14,741)
Payments	(15,957)	(8,103)
Currency translation	(505)	499

Balance at end of period	$67,492	$91,556

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

During the three and nine months ended September 30, 2013, we recognized $3.9 million and $11.3 million, respectively, of non-cash in-kind research and development costs as compared to $4.8 million and $13.5 million during the three and nine months ended September 30, 2012. These costs are related to services contributed by our minority partner to GmP, our majority-owned subsidiary formed in 2011 to oversee the program to develop the mPower Plant based on B&W mPowerTM technology.

On April 12, 2013, Babcock & Wilcox mPower, Inc., a wholly owned subsidiary of B&W, entered into a Cooperative Agreement establishing the terms and conditions of a funding award totaling $150 million under the DOE’s Funding Program. This cost-sharing award requires us to use the DOE funds to cover first-of-a-kind engineering costs associated with SMR design certification and licensing efforts. The DOE will provide cost reimbursement for up to 50% of qualified expenditures incurred during the period from April 1, 2013 to March 31, 2018. The DOE has authorized $99.3 million of funding for this award program as of September 30, 2013. The remaining anticipated DOE funding has not yet been authorized and is subject to Congressional appropriations. The Cooperative Agreement also provides for reimbursement of pre-award costs incurred from October 1, 2012 to March 31, 2013. During the three and nine months ended September 30, 2013, we recognized $16.4 million and $54.2 million, respectively, associated with the funding award, including $21.5 million during the nine months ended September 30, 2013 of pre-award cost reimbursement, as a reduction of research and development costs on our condensed consolidated statements of income.

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

Our effective tax rate for the three months ended September 30, 2013 was approximately 30.0% as compared to 12.8% for the three months ended September 30, 2012. The effective tax rate for the three month period in 2013 was higher than the effective tax rate for the comparable period in 2012 primarily due to the 2012 recognition of $25.3 million of previously unrecognized tax benefits for which the statute of limitations had expired and a $27 million impairment charge for which no associated tax benefit was recognized.

Our effective tax rate for the nine months ended September 30, 2013 was approximately 29.0% as compared to 29.2% for the nine months ended September 30, 2012. The effective tax rate for the nine month period in 2013 included certain tax benefits associated with 2012 R&D tax credits and foreign income exclusions related to the provisions of the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013. The effective tax rate in 2012 was impacted by the recognition of $25.3 million of previously unrecognized tax benefits related to the expiration of the statute of limitations in certain jurisdictions and a $27 million impairment charge for which no associated tax benefit was recognized.

As of September 30, 2013, we had gross unrecognized tax benefits of $5.1 million, which, if recognized, would impact our effective tax rate from continuing operations. We believe that within the next twelve months, it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $1.0 million.

There were no significant penalties recorded during the nine months ended September 30, 2013.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued an update to the topic Income Taxes. This update relates to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This update will be effective for us in 2014. We are currently evaluating the impact that the adoption of this update will have on our consolidated financial statements.

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

On August 1, 2012, USEC filed its quarterly report for the period ended June 30, 2012 on Form 10-Q with the Securities and Exchange Commission. This report contained several updated risk factors (along with other disclosures) concerning operational and structural issues facing USEC including, but not limited to, the future operations of USEC’s Paducah Gaseous Diffusion Plant, achievement of milestones under the RD&D program discussed above, approved funding for the RD&D program, achievement of milestones under a 2002 DOE-USEC

Agreement to develop, demonstrate and deploy the American Centrifuge technology and possible failure to maintain compliance with listing requirements of the New York Stock Exchange, which could result in a delisting of USEC’s common stock (which could require USEC to repurchase its convertible notes for cash and trigger a default under its credit facility). In addition, on August 15, 2012 Standard & Poor’s lowered its ratings on USEC, including the corporate credit rating to CCC from CCC+ along with a negative outlook. Standard & Poor’s also lowered its issue-level rating on USEC’s senior convertible notes due October 2014 to CC from CCC-. In the third quarter of 2012, based on the facts and circumstances disclosed above, we decided that a fair value determination of our cost-method investment in USEC Preferred Stock was warranted. We determined the fair value of our investment in USEC Preferred Stock, with the assistance of a third party valuation firm, resulting in a $27.0 million impairment charge recognized in the third quarter of 2012. This impairment resulted in a remaining book value of our preferred stock investment totaling $19.1 million.

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

NOTE 3 – GLOBAL COMPETITIVENESS INITIATIVE

In the third quarter of 2012, we announced the Global Competitiveness Initiative (“GCI”) to enhance competitiveness, better position B&W for growth, and improve profitability. In conjunction with GCI, during the nine months ended September 30, 2013, we reduced our workforce and initiated other actions, resulting in $15.8 million of expenses related to employee termination benefits, $8.1 million of expenses related to consulting and GCI administrative costs, and $1.6 million of expenses related to facility consolidation charges.

The following summarizes the changes in our GCI restructuring liability for the nine months ended September 30, 2013 and September 30, 2012:

	Nine months ended September 30,
	2013	2012
	(In thousands)
Liability balance at the beginning of the period	$—	$—
Special charges for restructuring activities(1)	24,497	—
Payments	(20,727)	—

Liability balance at the end of the period	$3,770	$—

(1)	The nine months ended September 30, 2013 exclude $1.0 million of accelerated depreciation that did not impact the restructuring liability.

NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS

In the fourth quarter of 2012, we elected to change our accounting method for recognizing actuarial gains and losses for our pension and other postretirement benefit plans. In connection with our accounting change we have revised previously reported amounts to conform to our current method of accounting.

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Postretirement Benefits
.	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In thousands)
Service cost	$11,505	$11,987	$34,625	$35,090	$246	$284	$742	$853
Interest cost	27,624	30,049	83,250	91,844	946	1,279	2,844	3,838
Expected return on plan assets	(36,560)	(36,086)	(109,841)	(102,556)	(538)	(483)	(1,613)	(1,448)
Amortization of prior service cost (credit)	790	1,009	2,374	2,638	(36)	(35)	(109)	(104)

Net periodic benefit cost	$3,359	$6,959	$10,408	$27,016	$618	$1,045	$1,864	$3,139

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Investigations and Litigation

Apollo and Parks Township

In January 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), B&W Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc. (the “B&W Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, additional suits have been filed by additional plaintiffs and there are currently fourteen lawsuits pending in the U.S. District Court for the Western District of Pennsylvania against the B&W Parties and ARCO. Following the dismissal of a number of claims in June 2012, 10 additional primary claims were filed on February 4, 2013, followed by the filing of 2 additional primary claims on May 17, 2013 and 8 additional primary claims on October 21, 2013. In total, the suits presently involve approximately 95 primary claimants alleging, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in Apollo Borough and Parks Township, Pennsylvania (collectively, the “Apollo and Parks Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages. All of the suits, except for the most recent filing, have been consolidated for non-dispositive pre-trial matters. Fact discovery in the Apollo and Parks Litigation is closed except with regard to the most recent 8 primary claims. No trial date has been set.

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

The B&W Parties sought recovery from ANI for amounts paid by the B&W Parties to settle the Hall Litigation, along with unreimbursed attorney fees, allocated amounts assigned by ARCO to the B&W Parties, and applicable interest based upon ANI’s breach of contract and bad faith conduct in the matter of The Babcock & Wilcox Company et al. v. American Nuclear Insurers, et al. (the “ANI Litigation”). ARCO also sought recovery against ANI in the ANI Litigation, which has been pending before the Court of Common Pleas of Allegheny County, Pennsylvania.

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

In July 2013, the Superior Court reversed the judgment of the trial court with instructions to reconsider the issue of the Settlement Claims under a different standard. In August 2013, B&W and ARCO filed a request for appeal of the Superior Court’s decision to the Pennsylvania Supreme Court. The parties have filed their briefs and a decision on the request for appeal is pending. B&W has not recognized any amounts claimed in the ANI Litigation in its financial statements due to the uncertainty surrounding the ultimate amount to be realized.

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

We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between FX spot rates and FX forward rates. At September 30, 2013, we had deferred approximately $1.0 million of net gains on the effective portion of these derivative financial instruments in accumulated other comprehensive income. Assuming current market conditions continue, we expect to recognize substantially all of this amount in the next 12 months.

At September 30, 2013, substantially all of our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $98.5 million at September 30, 2013, with maturities extending to October 2014. These instruments consist primarily of contracts to purchase or sell Canadian Dollars. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.

The following tables summarize our derivative financial instruments at September 30, 2013 and December 31, 2012:

	Asset and Liability Derivatives
	September 30, 2013	December 31, 2012
	(In thousands)
Derivatives Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable-other	$2,607	$2,251
Other assets	$—	$3,777
Accounts payable	$909	$1,893
Other liabilities	$—	$29

Derivatives Not Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable-other	$217	$—
Other assets	$4	$191
Accounts payable	$—	$962

Stock Warrants:
Other assets	$292	$317

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
FX Forward Contracts:
Amount of income (loss) recognized in other comprehensive income	$1,266	$5,985	$(3,944)	$3,469
Income (loss) reclassified from accumulated other comprehensive income into earnings: effective portion
Location
Revenues	$(421)	$527	$(1,573)	$(335)
Cost of operations	$977	$2,698	$(1,029)	$3,110
Other-net	$38	$(69)	$78	$29

Gain (loss) recognized in income: portion excluded from effectiveness testing
Location
Other-net	$169	$(317)	$522	$(618)

Derivatives Not Designated as Hedges:
FX Forward Contracts:
Gain (loss) recognized in income
Location
Other-net	$352	$(73)	$(231)	$(251)

Stock Warrants:
Loss recognized in income
Location
Other-net	$(3)	$(179)	$(25)	$(545)

NOTE 7 – FAIR VALUE MEASUREMENTS

Investments

The following is a summary of our available-for-sale securities measured at fair value at September 30, 2013 (in thousands):

	9/30/13	Level 1	Level 2	Level 3
Mutual funds	$3,865	$—	$3,865	$—
U.S. Government and agency securities	3,000	3,000	—	—
Asset-backed securities and collateralized mortgage obligations	423	—	423	—
Commercial paper	42,837	—	42,837	—

Total	$50,125	$3,000	$47,125	$—

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2012 (in thousands):

	12/31/12	Level 1	Level 2	Level 3
Mutual funds	$3,637	$—	$3,637	$—
U.S. Government and agency securities	21,446	21,446	—	—
Asset-backed securities and collateralized mortgage obligations	454	—	454	—
Commercial paper	67,322	—	67,322	—

Total	$92,859	$21,446	$71,413	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives

Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At September 30, 2013 and December 31, 2012, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars, with a total fair value of $1.9 million and $3.3 million, respectively.

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

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximates their carrying value at September 30, 2013 and December 31, 2012.

NOTE 8 – STOCK-BASED COMPENSATION

Total stock-based compensation expense for all of our plans recognized for the three and nine months ended September 30, 2013 totaled $4.5 million and $14.2 million, respectively, with associated tax benefit recognized for the three and nine months ended September 30, 2013 totaling $1.8 million and $5.5 million, respectively. Total stock-based compensation expense recognized for the three and nine months ended September 30, 2012 totaled $4.6 million and $13.7 million, respectively, with associated tax benefit recognized for the three and nine months ended September 30, 2012 totaling $1.7 million and $5.0 million, respectively.

NOTE 9 – SEGMENT REPORTING

As described in Note 1, our operations are assessed based on five segments. In connection with our segment reporting change we have revised historical amounts to conform to our current segment presentation. Operating results by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
REVENUES:
Power Generation	$426,960	$426,363	$1,359,614	$1,337,673
Nuclear Operations	282,120	284,450	874,245	800,026
Technical Services	25,242	26,023	77,903	79,265
Nuclear Energy	52,470	75,006	179,171	228,916
mPower	343	39	980	107
Adjustments and Eliminations(1)	(12,301)	(4,295)	(25,520)	(19,924)

	$774,834	$807,586	$2,466,393	$2,426,063

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
Power Generation Transfers	$9,027	$1,089	$11,327	$6,422
Nuclear Operations Transfers	1,485	1,114	4,301	4,640
Technical Services Transfers	1,120	875	2,669	2,289
Nuclear Energy Transfers	669	1,188	7,223	6,544
mPower Transfers	—	29	—	29

	$12,301	$4,295	$25,520	$19,924

OPERATING INCOME:
Power Generation	$38,348	$40,600	$102,213	$138,210
Nuclear Operations	63,819	56,919	184,280	167,112
Technical Services	18,398	11,657	47,812	45,614
Nuclear Energy	21	9,517	10,201	41,528
mPower	(25,576)	(27,602)	(53,627)	(88,214)

	$95,010	$91,091	$290,879	$304,250

Unallocated Corporate(1)	(8,040)	(6,691)	(24,335)	(23,354)
Special Charges for Restructuring Activities	(4,849)	—	(25,504)	—

Total Operating Income(2)	$82,121	$84,400	$241,040	$280,896

Other Income (Expense):
Interest income	480	417	1,135	1,154
Interest expense	(631)	(996)	(2,238)	(2,771)
Other – net	(533)	(27,306)	1,878	(24,007)

Total Other Income (Expense)	(684)	(27,885)	775	(25,624)

Income before Provision for Income Taxes	$81,437	$56,515	$241,815	$255,272

(1) Unallocated corporate includes general corporate overhead not allocated to segments.
(2) Included in operating income is the following:
(Gains) Losses on Asset Disposals and Impairments – Net:
Power Generation	$1,255	$2,551	$1,170	$3,187
Nuclear Operations	—	69	163	69
Technical Services	—	—	—	(1,517)
Nuclear Energy	3	—	12	(1)
mPower	—	—	—	—

	$1,258	$2,620	$1,345	$1,738

Equity in Income of Investees:
Power Generation	$3,287	$4,214	$10,596	$11,090
Nuclear Operations	—	—	—	—
Technical Services	15,063	10,332	41,595	37,500
Nuclear Energy	(199)	—	(478)	—
mPower	—	—	—	—

	$18,151	$14,546	$51,713	$48,590

NOTE 10 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share amounts)

Basic:

Net income attributable to The Babcock & Wilcox Company	$60,446	$51,443	$180,490	$188,624

Weighted average common shares	110,931,376	118,843,829	112,309,170	118,582,544

Basic earnings per common share	$0.54	$0.43	$1.61	$1.59

Diluted:

Net income attributable to The Babcock & Wilcox Company	$60,446	$51,443	$180,490	$188,624

Weighted average common shares (basic)	110,931,376	118,843,829	112,309,170	118,582,544
Effect of dilutive securities:
Stock options, restricted stock and performance shares	818,005	609,052	740,530	607,433

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	111,749,381	119,452,881	113,049,700	119,189,977

Diluted earnings per common share	$0.54	$0.43	$1.60	$1.58

We have excluded from our diluted share calculation at September 30, 2013 and 2012, 525,716 and 1,144,849 shares, respectively, related to stock options as their effect would have been antidilutive.

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

These forward looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	our business strategy;

•	future levels of revenues (including our backlog and project claims to the extent either may be viewed as an indicator of future revenues), operating margins, income from operations, net income or earnings per share;

•	anticipated levels of demand for our products and services;

•	future levels of research and development, capital, environmental or maintenance expenditures;

•	our beliefs regarding the timing and effects on our businesses of certain environmental and tax legislation, rules or regulations;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets and businesses;

•	our share repurchase or other return of capital activities;

•	our ability to maintain appropriate insurance and indemnities;

•	the potential effects of judicial or other proceedings, including tax audits, on our business or businesses, financial condition, results of operations and cash flows;

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation;

•	the effective date and expected impact of accounting pronouncements;

•	our plans regarding the design, research and development, financing and deployment of the B&W mPowerTM reactor; and

•	anticipated benefits, timing and changes associated with cost reduction and efficiency improvement activities.

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

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions;

•	general developments in the industries in which we are involved;

•	decisions on spending and trends by power-generating companies and by the U.S. Government, including the automatic budget cuts (or sequestration) established by the Budget Control Act of 2011;

•	the highly competitive nature of our businesses;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings;

•	our ability to perform projects on time, in accordance with the schedules established by the applicable contracts with customers;

•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;

•	volatility and uncertainty of the credit markets;

•	our ability to comply with covenants in our credit agreements and other debt instruments and the availability, terms and deployment of capital;

•	the impact of our unfunded pension liabilities on liquidity, and our ability to fund such liabilities in the future, including our ability to continue being reimbursed by the U.S. Government for a portion of our pension funding obligations, which is contingent on maintaining our government contracts;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our lines of business, including the potential impact of project losses and liquidated damages;

•	changes in, or our failure or inability to comply with, government regulations;

•	adverse outcomes from legal and regulatory proceedings;

•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;

•	our ability to successfully manage research and development projects and costs, including our efforts to develop the mPower Plant based on B&W mPowerTM technology;

•	our ability to continue to obtain funding for our B&W mPowerTM technology under the Cooperative Agreement with the U.S. Department of Energy (“DOE”);

•	impact of potential regulatory and industry response affecting the timing and cost of future nuclear development as a result of the damage caused by the March 11, 2011 earthquakes and tsunami on certain of Japan’s nuclear facilities;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	results of tax audits, including a determination by the IRS that the spin-off or certain transactions should be treated as a taxable transaction, and the realization of deferred tax assets;

•	our ability to manage our capital structure, including our access to capital, credit ratings, debt and ability to raise additional financing;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating businesses we acquire;

•	our ability to realize adequate returns and related dividends on our investments in unconsolidated affiliates;

•	our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data;

•	social, political and economic situations in foreign countries where we do business;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims;

•	our ability to obtain and maintain surety bonds, letters of credit and similar financing;

•	our ability to obtain and maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	our ability to successfully develop competitive new technologies and products;

•	the aggregated risks retained in our captive insurance subsidiary; and

•	the impact of the loss of insurance rights as part of the Chapter 11 bankruptcy settlement concluded in 2006 involving several of our subsidiaries.

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

Our Power Generation segment plans to continue efforts to expand international offerings through organic growth and potential partnering arrangements or acquisitions.

Nuclear Operations Segment

The revenues of our Nuclear Operations segment are largely a function of defense spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, this segment is a significant participant in the defense industry.

The collective bargaining agreement covering approximately 350 employees at our Barberton, Ohio manufacturing facility has expired. As of September 30, 2013, these employees continued to work under the terms of the expired contract while we negotiate a new agreement and we continue to remain focused on meeting our customer’s needs. It is difficult to predict the outcome of these negotiations as of the date of this report. For additional discussion of risks associated with labor union negotiations, see the detailed risk factors contained in Item 1A of our 2012 10-K.

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

On April 29, 2013, the Government Accountability Office (“GAO”) announced that it sustained the protest filed by our joint venture, Nuclear Production Partners, LLC, regarding the procurement decision for the combined management and operating contract at the Y-12 National Security Complex and Pantex Plant. On June 17, 2013, Nuclear Production Partners, LLC filed a new protest with the GAO expressing concern over the fairness of the procurement and selection process and the form and scope of the revised request for proposals issued to bidders on June 6, 2013. On September 24, 2013, portions of this protest were dismissed as premature. However, the GAO did deny the assertion that the National Nuclear Security Administration (“NNSA”) should be required to amend the solicitation to reflect changes that have occurred due to the passage of time. On November 1, 2013, we received notification that Nuclear Production Partners, LLC was not selected by NNSA in the re-affirmed procurement decision. We will evaluate information received during the NNSA debriefing process to determine our next steps. In the meantime, we will continue to manage these sites under existing contracts through our joint ventures and during any transition period, which has yet to be determined.

Nuclear Energy Segment

Our Nuclear Energy segment’s overall activity depends mainly on the demand and competitiveness of nuclear energy. The activity of this segment depends on capital expenditures and maintenance spending of nuclear utilities.

mPower Segment

This segment is actively developing the B&W mPowerTM reactor and the associated mPower Plant through its majority-owned joint venture, Generation mPower LLC (“GmP”). Its activity is a function of research and development efforts for the B&W mPowerTM reactor and the potential orders to be generated from various mPower deployment initiatives. As part of this initiative, we have been selected to receive funding and have signed a Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (“Funding Program”), which is expected to provide financial assistance initially totaling at least $150 million for small modular reactor (“SMR”) design engineering and licensing activities supporting a planned commercial operating date for the first mPower Plant by 2022.

The Funding Program is a cost-sharing award that requires us to use the DOE funds to cover first-of-a-kind engineering costs associated with SMR design certification and licensing efforts. The DOE will provide cost reimbursement for up to 50%, subject to the overall size of the award, of qualified expenditures incurred during the period from April 1, 2013 to March 31, 2018. The DOE has authorized $99.3 million of funding for this award program as of September 30, 2013. The remaining anticipated DOE funding has not yet been authorized and is subject to Congressional appropriations. The Cooperative Agreement also provides for reimbursement of pre-award costs incurred from October 1, 2012 to March 31, 2013. During the three and nine months ended September 30, 2013, we recognized $16.4 million and $54.2 million, respectively, of the cost-sharing award, including $21.5 million of pre-award cost reimbursement, as a reduction of research and development costs on our condensed consolidated statements of income.

Global Competitiveness Initiative

We launched the Global Competitiveness Initiative (“GCI”) in the third quarter of 2012 to enhance competitiveness, better position B&W for growth, and improve profitability. We have identified a wide range of cost reduction activities including operational and functional efficiency improvements, organizational design changes, and manufacturing optimization. Once fully executed, these actions are expected to produce at least $60 million to $70 million in annual savings. The majority of the annual savings are expected to result from efficiency improvements that are planned to be completed by the end of 2013. The balance of the cost savings relates to manufacturing initiatives that are expected to be completed by mid-2015. In order to achieve these savings, we expect to incur total restructuring charges (cash and non-cash) not to exceed $60 million. We incurred $25.5 million of costs associated with GCI for the nine months ended September 30, 2013.

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 10-K. There have been no material changes to these policies during the nine months ended September 30, 2013, except as disclosed in Note 1 of the notes to the condensed consolidated financial statements included in this report.

Accounting for Contracts

As of September 30, 2013, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the nine months ended September 30, 2013 and 2012, we recognized changes in estimate related to long-term contracts accounted for on the percentage-of-completion basis, which increased operating income by approximately $11.9 million and $75.6 million, respectively. Included in the nine months ended September 30, 2013 were contract losses totaling $30.2 million for additional estimated costs to complete a project in our Power Generation segment. These losses are in addition to contract losses recorded for this project during 2012. In addition, in the nine months ended September 30, 2012, we recognized revenues totaling $18.4 million attributable to the settlement of a contract claim related to a condenser replacement contract in our Nuclear Energy segment.

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions and timing under which our customers may make claims against us for liquidated damages. In the majority of cases in which we have had potential exposure for liquidated damages, such damages ultimately were determined not to be caused by our actions or were not otherwise asserted by our customers. Accordingly, we do not accrue liabilities for liquidated damages unless probable and estimable. As of September 30, 2013, we had not accrued for approximately $3.0 million of potential liquidated damages that are reasonably possible to be asserted based upon our current expectations of the time to complete a certain project.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2013 VS. THREE MONTHS ENDED SEPTEMBER 30, 2012

The Babcock & Wilcox Company (Consolidated)

Consolidated revenues decreased 4.1%, or $32.8 million, to $774.8 million in the three months ended September 30, 2013 compared to $807.6 million for the corresponding period in 2012 primarily due to decreases in revenues from our Nuclear Energy segment totaling $22.5 million. We also experienced decreases in revenues in our Nuclear Operations and Technical Services segments totaling $2.4 million and $0.8 million, respectively.

Consolidated operating income decreased $2.3 million to $82.1 million in the three months ended September 30, 2013 from $84.4 million for the corresponding period in 2012. Operating income for the three months ended September 30, 2013 includes special charges for restructuring activities totaling $4.8 million related to the initiative we launched to enhance competitiveness, better position B&W for growth, and improve profitability. These costs consist of approximately $0.7 million of employee termination benefits, $2.5 million of consulting and other program administrative costs, and $1.6 million of facility consolidation charges due to planned reorganization of manufacturing activities. Operating income in our Power Generation and Nuclear Energy segments decreased by $2.3 million and $9.5 million, respectively. These decreases in operating income were partially offset by increases in our Nuclear Operations, Technical Services and mPower segments of $6.9 million, $6.7 million and $2.0 million, respectively. We also had higher unallocated corporate expenses totaling $1.3 million for the 2013 period as compared to 2012.

Power Generation

Revenues were flat at $427.0 million in the three months ended September 30, 2013 compared to $426.4 million in the corresponding period of 2012. Revenues for our aftermarket services business increased $45.3 million, which were offset by a decrease in our new build steam environmental equipment business of $32.9 million and a decrease in our new build steam generation systems business of $15.4 million. The increase in aftermarket services was primarily due to construction activity on a boiler retrofit project and a higher level of industrial plant maintenance outage services. The decrease in revenues from the new build businesses were due to the decline in project activities related to the advancement of various projects.

Operating income decreased $2.3 million to $38.3 million in the three months ended September 30, 2013 compared to $40.6 million in the corresponding period of 2012. The decrease in operating income is primarily attributable to lower margins on construction and outage maintenance services when compared to the project mix in the prior period and a lower level of net favorable project close-outs as compared to the prior period. The decrease was partially offset by lower overhead costs and a $3.1 million reduction in selling, general and administrative expenses due to ongoing cost reduction initiatives.

Nuclear Operations

Revenues decreased 0.8%, or $2.4 million, to $282.1 million in the three months ended September 30, 2013 compared to $284.5 million in the corresponding period of 2012, primarily attributable to decreased activity in the manufacturing of nuclear components for U.S. Government programs totaling $9.8 million, partially offset by increased activity in our naval nuclear fuel and downblending activities totaling $7.4 million.

Operating income increased $6.9 million to $63.8 million in the three months ended September 30, 2013 compared to $56.9 million in the corresponding period in 2012, primarily due to increased income associated with naval nuclear fuel and downblending activities totaling $4.1 million. Income from the manufacturing of nuclear components for U.S. Government programs increased $2.8 million. These increases are related to improved contract performance associated with contract cost reductions.

Technical Services

Revenues decreased 3.1%, or $0.8 million, to $25.2 million in the three months ended September 30, 2013 compared to $26.0 million for the corresponding period of 2012, primarily attributable to lower reimbursable costs at our Naval Reactor decommissioning and decontamination project.

Operating income increased $6.7 million to $18.4 million in the three months ended September 30, 2013 compared to $11.7 million for the corresponding period of 2012. This increase is primarily attributable to improved project performance resulting in higher estimated award fees and $1.8 million of lower selling, general, and administrative expenses compared to the corresponding period of 2012 primarily due to timing of new proposals resulting in lower business development expenses.

Nuclear Energy

Revenues decreased 30.0%, or $22.5 million, to $52.5 million in the three months ended September 30, 2013 compared to $75.0 million in the corresponding period of 2012, primarily attributable to decreased activity in our nuclear services and nuclear equipment businesses of $39.2 million associated with the completion of several large contracts that were ongoing in the same period of the prior year. This decline in revenue was partially offset by increased project activities associated with a contract in our nuclear projects business.

Operating income decreased $9.5 million to $0.0 million in the three months ended September 30, 2013 compared to $9.5 million in the corresponding period of 2012, attributable to the decline in revenue noted above and lower margins due to unfavorable project mix compared to the prior period, which was partially offset by $4.0 million of warranty improvements associated with favorable warranty experience.

mPower

Operating income increased $2.0 million to a loss of $25.6 million in the three months ended September 30, 2013 compared to a loss of $27.6 million in the corresponding period of 2012. Research and development activities related to the continued development of the B&W mPower™ reactor increased by $13.5 million, offset by the recognition of $16.4 million of the cost-sharing award from the DOE under the Cooperative Agreement as a reduction of research and development costs. There was no cost-sharing award recognized within the corresponding period of 2012. Selling, general, and administrative expenses increased by $0.8 million compared to the corresponding period of 2012.

Corporate

Unallocated corporate expenses increased $1.3 million to $8.0 million for the three months ended September 30, 2013, as compared to $6.7 million for the corresponding period in 2012, mainly due to increased corporate business development costs, partially offset by the realization of benefits associated with GCI initiatives.

Other Income Statement Items

Other – net increased by $26.8 million to expense of $0.5 million for the three months ended September 30, 2013 as compared to expense of $27.3 million for the corresponding period in 2012, primarily due to the impairment of our USEC investment in the corresponding 2012 period totaling $27.0 million.

Provision for Income Taxes

The provision for income taxes increased $17.1 million to $24.4 million, as compared to $7.3 million for the corresponding period of 2012, while our income before provision for income taxes increased $24.9 million. Accordingly, our effective tax rate for the three months ended September 30, 2013 was approximately 30.0% as compared to 12.8% for the three months ended September 30, 2012. The effective tax rate for the three month period in 2013 was higher than the effective tax rate for the comparable period in 2012 primarily due to the 2012 recognition of $25.3 million of previously unrecognized tax benefits for which the statute of limitations had expired and a $27 million impairment charge for which no associated tax benefit was recognized.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2013 VS. NINE MONTHS ENDED SEPTEMBER 30, 2012

The Babcock & Wilcox Company (Consolidated)

Consolidated revenues increased 1.7%, or $40.3 million, to $2,466.4 million in the nine months ended September 30, 2013 compared to $2,426.1 million for the corresponding period in 2012 due to increases in revenues from our Nuclear Operations and Power Generation segments totaling $74.2 million and $21.9 million, respectively. These increases were partially offset by decreased revenues in our Nuclear Energy and Technical Services segments totaling $49.7 million and $1.4 million, respectively.

Consolidated operating income decreased $39.9 million to $241.0 million in the nine months ended September 30, 2013 from $280.9 million for the corresponding period in 2012. Operating income for the nine months ended September 30, 2013 includes special charges for restructuring activities totaling $25.5 million related to the initiative we launched to enhance competitiveness, better position B&W for growth, and improve profitability. These costs consist of approximately $15.8 million of employee termination benefits, $8.1 million of consulting and other program administrative costs and $1.6 million of facility consolidation charges due to planned reorganization of manufacturing activities. Operating income in our Power Generation and Nuclear Energy segments decreased by

$36.0 million and $31.3 million, respectively. These decreases were partially offset by an increase in our mPower, Nuclear Operations, and Technical Services segments totaling $34.6 million, $17.2 million and $2.2 million, respectively. We also had higher unallocated corporate expenses totaling $0.9 million for the 2013 period as compared to 2012.

Power Generation

Revenues increased 1.6%, or $21.9 million, to $1,359.6 million in the nine months ended September 30, 2013 compared to $1,337.7 million in the corresponding period of 2012. The increase is principally driven by a $46.7 million increase in revenues from our new build environmental equipment business due to ongoing engineering, procurement and construction activities on projects as a result of the previously enacted environmental rules and regulations. Revenues in our new build steam generation systems business decreased $35.2 million, due to decreased activities on waste-to-energy and industrial boiler projects, as well as the impact of revised percentage-of-completion estimates for a project in which we recognized contract losses in the second quarter of 2013. Revenues in our aftermarket services business increased $5.5 million as an increase in boiler-related aftermarket retrofit projects, parts and services offset a decrease in environmental retrofit activity.

Operating income decreased $36.0 million to $102.2 million in the nine months ended September 30, 2013 compared to $138.2 million in the corresponding period of 2012, primarily due to contract losses totaling $30.2 million recorded in the second quarter of 2013 for additional estimated costs to complete a new build steam generation systems project experiencing unforeseen worksite conditions. These losses are in addition to contract losses recorded for this project during the fourth quarter of 2012. The income associated with the increase in revenues is offset by more competitive profit margins and a lower level of net favorable project close-outs than compared to the prior period. These decreases in income were partially offset by decreased overhead costs and a $7.4 million reduction in selling, general and administrative expenses due to ongoing cost reduction initiatives.

Nuclear Operations

Revenues increased 9.3%, or $74.2 million, to $874.2 million in the nine months ended September 30, 2013 compared to $800.0 million in the corresponding period of 2012, primarily attributable to increased activity related to the manufacturing of nuclear components for U.S. Government programs totaling $49.2 million and increased activity in our naval nuclear fuel and downblending activities totaling $25.0 million.

Operating income increased $17.2 million to $184.3 million in the nine months ended September 30, 2013 compared to $167.1 million in the corresponding period in 2012, primarily due to increased income associated with naval nuclear fuel and downblending activities of $12.0 million. Income related to manufacturing of nuclear components for U.S. Government programs increased $5.2 million compared to 2012.

Technical Services

Revenues decreased 1.8%, or $1.4 million, to $77.9 million in the nine months ended September 30, 2013 compared to $79.3 million for the corresponding period of 2012, primarily attributable to lower reimbursable costs at our Naval Reactor decommissioning and decontamination project.

Operating income increased $2.2 million to $47.8 million in the nine months ended September 30, 2013 compared to $45.6 million for the corresponding period of 2012. This increase is attributable to improved project performance resulting in higher estimated award fees, fees from a new project award, and lower selling, general and administrative expenses of $4.2 million compared to the corresponding period of 2012 primarily due to timing of new proposals resulting in lower business development expenses. These increases were partially offset by costs related to restructuring of a contract and a $1.2 million gain realized in the prior period from the sale of our interest in a joint venture associated with the management and operations of the Strategic Petroleum Reserve.

Nuclear Energy

Revenues decreased 21.7%, or $49.7 million, to $179.2 million in the nine months ended September 30, 2013 compared to $228.9 million in the corresponding period of 2012. The decrease in revenues is primarily attributable to decreased activity in our nuclear services and nuclear equipment businesses of $48.8 million associated with the completion of several large contracts that were ongoing in the same period of the prior year and $18.4 million of revenue recorded in the prior year related to the settlement agreement reached with Energy Northwest related to a condenser replacement project at Columbia Generating Station in 2011. This decline in revenue was partially offset by increased project activities associated with an ongoing long-term project in our nuclear projects business.

Operating income decreased $31.3 million to $10.2 million in the nine months ended September 30, 2013 compared to $41.5 million in the corresponding period of 2012, primarily attributable to $18.1 million (net of related expenses) recognized in the nine months ended September 30, 2012 associated with the Energy Northwest settlement agreement discussed above. In addition, operating income also decreased as a result of the completion in 2012 of several large contracts noted above. These decreases were partially offset by $6.1 million of warranty improvements associated with favorable warranty experience.

mPower

Operating income increased $34.6 million to a loss of $53.6 million in the nine months ended September 30, 2013 compared to a loss of $88.2 million in the corresponding period of 2012. Research and development activities related to the continued development of the B&W mPower™ reactor increased by $16.2 million, offset by the recognition of $54.2 million of the cost-sharing award from the DOE under the Cooperative Agreement as a reduction of research and development costs. The cost-sharing amount recognized includes $21.5 million of pre-award cost reimbursement for the period from October 2012 through March 2013. Selling, general, and administrative expenses increased by $3.0 million compared to the corresponding period of 2012.

Corporate

Unallocated corporate expenses increased $0.9 million to $24.3 million for the nine months ended September 30, 2013, as compared to $23.4 million for the corresponding period in 2012, due to increased corporate development and cyber security upgrade costs, partially offset by the realization of benefits associated with GCI initiatives.

Other Income Statement Items

Other – net increased by $25.9 million to income of $1.9 million for the nine months ended September 30, 2013 as compared to expense of $24.0 million for the corresponding period in 2012, primarily due to the impairment of our USEC investment in the 2012 period totaling $27.0 million.

Provision for Income Taxes

The provision for income taxes decreased $4.4 million to $70.2 million, as compared to $74.6 million for the corresponding period of 2012, while our income before provision for income taxes decreased $13.5 million. Accordingly, our effective tax rate for the nine months ended September 30, 2013 was approximately 29.0% as compared to 29.2% for the nine months ended September 30, 2012. The effective tax rate for the nine month period in 2013 included certain tax benefits associated with 2012 R&D tax credits and foreign income exclusions related to the provisions of the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013. The effective tax rate in 2012 was impacted by the recognition of $25.3 million of previously unrecognized tax benefits related to the expiration of the statute of limitations in certain jurisdictions and a $27 million impairment charge for which no associated tax benefit was recognized.

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

	September 30, 2013	December 31, 2012
	(Unaudited) (In millions)
Power Generation	$2,176	$2,483
Nuclear Operations	2,530	2,984
Technical Services	16	4
Nuclear Energy	186	276
mPower	2	2

Total Backlog	$4,910	$5,749

We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Power Generation, Technical Services, and Nuclear Energy segments.

Of the September 30, 2013 backlog, we expect to recognize revenues as follows:

	2013	2014	Thereafter	Total
	(Unaudited) (In approximate millions)
Power Generation	$345	$585	$1,246	$2,176
Nuclear Operations	275	845	1,410	2,530
Technical Services	16	—	—	16
Nuclear Energy	70	60	56	186
mPower	2	—	—	2

Total Backlog	$708	$1,490	$2,712	$4,910

At September 30, 2013, Power Generation backlog with the U.S. Government was $39.5 million, all of which was fully funded.

At September 30, 2013, Nuclear Operations backlog with the U.S. Government was $2.5 billion, of which $181.9 million had not yet been funded.

At September 30, 2013, Technical Services backlog with the U.S. Government was $15.4 million, all of which was fully funded.

At September 30, 2013, Nuclear Energy and mPower had no backlog with the U.S. Government.

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

The Credit Agreement is guaranteed by substantially all of B&W’s wholly owned domestic subsidiaries. Obligations under the Credit Agreement are secured by first-priority liens on certain assets owned by B&W and the guarantors (other than subsidiaries comprising our Nuclear Operations and Technical Services segments). If the corporate family rating of B&W and its subsidiaries from Moody’s is Baa3 or better (with a stable outlook or better), the corporate rating of B&W and its subsidiaries from Standard & Poor’s is BBB- or better (with a stable outlook or better), and other conditions are met, the liens securing obligations under the Credit Agreement will be released, subject to reinstatement upon the terms set forth in the Credit Agreement.

The Credit Agreement requires only interest payments on a periodic basis until maturity. We may prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt and mergers. At September 30, 2013, we were in compliance with all of the covenants set forth in the Credit Agreement.

Loans outstanding under the Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 2.25% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month Eurocurrency rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 1.25% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. Under the Credit Agreement, we are charged a commitment fee on the unused portion of the Credit Agreement and that fee varies between 0.225% and 0.350% per year depending on the credit ratings of the Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.25% and 2.25% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.80% and 1.25% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, we paid upfront fees to the lenders thereunder, and arrangement and other fees to the arrangers and agents of the Credit Agreement. At September 30, 2013, there were no borrowings outstanding and letters of credit issued under the Credit Agreement totaled $146.2 million, resulting in $553.8 million available for borrowings or to meet letter of credit requirements. The applicable interest rate at September 30, 2013 under this facility was 3.75% per year for revolving loans.

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

Other Arrangements

Certain subsidiaries in our Power Generation segment have credit arrangements with various commercial banks and other financial institutions for the issuance of bank guarantees in association with contracting activity. The aggregate value of all such bank guarantees as of September 30, 2013 was $87.4 million.

B&W and certain of its subsidiaries have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2013, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $435.7 million.

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $221.1 million to $319.2 million at September 30, 2013 from $540.3 million at December 31, 2012 primarily due to the items discussed below.

Our net cash used in operations was $6.0 million in the nine months ended September 30, 2013, compared to cash used in operations of $79.2 million for the nine months ended September 30, 2012. This decrease in cash used in operations was primarily attributable to reduced pension plan funding.

Our net cash provided by investing activities increased by $143.0 million to cash provided by investing activities of $7.9 million in the nine months ended September 30, 2013 from cash used in investing activities of $135.1 million in the nine months ended September 30, 2012. This increase in net cash provided by investing activities was primarily attributable to higher net purchases of available-for-sale securities in the prior year.

Our net cash used in financing activities increased by $159.9 million to $163.3 million in the nine months ended September 30, 2013 from $3.4 million for the nine months ended September 30, 2012. This increase in net cash used in financing activities was primarily attributable to the repurchase of common shares and dividends paid in the current period.

At September 30, 2013, we had restricted cash and cash equivalents totaling approximately $49.3 million, $3.3 million of which was held in restricted foreign accounts, $3.0 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets), $43.0 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments).

At September 30, 2013, we had investments with a fair value of $50.1 million. Our investment portfolio consists primarily of investments in government obligations and short-term commercial paper. Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss.

Foreign Operations

Included in our total unrestricted cash and cash equivalents at September 30, 2013 is approximately $165.7 million held by foreign subsidiaries, which represents approximately 75% of our total unrestricted cash and cash equivalents. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the U.S., which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. as the liquidity generated by our U.S. operations is sufficient to meet the cash requirements of our U.S. operations.

See Note 1 in our unaudited condensed consolidated financial statements included in this report for information on new and recently adopted accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2012 10-K.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief

Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 12, 2013, B&W mPower, our wholly owned subsidiary, entered into a Cooperative Agreement establishing the terms and conditions of a funding award expected to initially total at least $150 million under the DOE SMR Licensing Technical Support Program.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended September 30, 2013:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(2)
July 1, 2013 – July 31, 2013	153,600	$30.57	153,600	$272.9
August 1, 2013 – August 31, 2013	193,163	$30.79	190,000	$267.1
September 1, 2013 – September 30, 2013	119,560	$31.47	119,500	$263.3

Total	466,323	$30.89	463,100

(1)	Includes 0, 3,163 and 60 shares repurchased during July, August, and September, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)	On November 7, 2012, we announced that our board of directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million. We may repurchase these shares from time to time in the open market during a two-year period ending on November 5, 2014. On May 7, 2013, we announced that our board of directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million. This May 2013 authorization is in addition to the initial $250 million share repurchase amount authorized in November 2012. We may repurchase shares in the open market using this additional repurchase amount during a two-year period commencing on the date the first repurchase is made under this additional authorized amount.

Item 4.	Mine Safety Disclosures

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

Exhibit 3.2* – Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated September 9, 2013 (File No. 1-34658)).

Exhibit 10.1*+ – Form of Director and Officer Indemnification Agreement entered into between The Babcock & Wilcox Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-34658)).

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
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)

November 12, 2013

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Master Separation Agreement, dated as of July 2, 2010, between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.1*	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2*	Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.1*+	Exhibit 10.1*+-Form of Director and Officer Indemnification Agreement entered into between The Babcock & Wilcox Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-34658)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.
+	Management or compensatory contract.