Form 10-K
period 2013-12-31
Babcock & Wilcox Co
filed 2014-02-26
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 28, 2013) was approximately $3.4 billion.

The number of shares of the registrant’s common stock outstanding at January 31, 2014 was 110,413,084.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

THE BABCOCK & WILCOX COMPANY

INDEX - FORM 10-K

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

General

B&W is a leading technology innovator in power generation systems, a specialty constructor of nuclear components and a premier service provider, with an operating history of more than 145 years. We provide a variety of products and services to customers in the power and other steam-using industries, including electric utilities and other power generators, industrial customers in various other industries, and the United States Government. While we provide a wide range of products and services, our business segments are heavily focused on major projects. At any given time, a relatively small number of projects can represent a significant part of our operations.

We are a successor to a business founded in 1867, which was acquired by McDermott International, Inc. (“MII”) in 1978. In July 2010, MII spun-off the businesses that comprised its then power generation systems and government operations segments into B&W, a separate independent public company that was incorporated in Delaware, through the distribution of shares of B&W common stock to holders of MII common stock. B&W’s common stock is listed on the New York Stock Exchange under the trading symbol BWC.

Business Segments

We operate in five business segments: Power Generation, Nuclear Operations, Technical Services, Nuclear Energy and mPower. Prior to 2013, we reported four segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy. Our small modular nuclear reactor business previously included in our Nuclear Energy segment is now being reported as a separate segment, mPower. We revised historical amounts to conform to our current presentation. The change in our reportable segments had no impact on our previously reported consolidated results of operations, financial condition or cash flows. For financial information regarding each of our segments, financial information regarding geographic areas and additional information regarding the change to our segments, see Note 17 to our consolidated financial statements included in this report. In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues.

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

•	heavy mechanical erection services related to power plant equipment.

We support primarily fossil fuel operating plants with a wide variety of additional services, including the installation of new systems and replacement parts, engineering services, construction, inspection, maintenance and field technical services, such as condition assessments and inventory services. We offer a wide range of construction services, including erection of utility and industrial boiler plants and installations of cogeneration facilities and pollution control equipment, such as selective catalytic reduction systems and flue gas desulfurization scrubbers.

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

Customer demand in the Power Generation segment is heavily affected by the variations in our customers’ business cycles and by the overall economies of the countries in which they operate.

For further details regarding our Power Generation segment’s facilities, see Item 2, “Properties.”

Nuclear Operations

Through this segment, we engineer, design and manufacture precision naval nuclear components and reactors for the U.S. Department of Energy (“DOE”)/National Nuclear Security Administration’s (“NNSA”) Naval Nuclear Propulsion Program.

Our Nuclear Operations segment specializes in the design and manufacture of close-tolerance and high-quality equipment for nuclear applications. In addition, we are a leading manufacturer of critical nuclear components, fuels and assemblies for government and limited other uses. We have supplied nuclear components for DOE programs since the 1950s, and we are the largest domestic supplier of research reactor fuel elements for colleges, universities and national laboratories. We also convert or downblend high-enriched uranium into low-enriched fuel for use in commercial reactors to generate electricity. In addition, we have over 100 years of experience in supplying components for defense applications.

We work closely with the DOE-supported nuclear non-proliferation program. Currently, this program is assisting in the development of a high-density, low-enriched uranium fuel required for high-enriched uranium test reactor conversions. We have also been a leader in the receipt, storage, characterization, dissolution, recovery and purification of a variety of uranium-bearing materials. All phases of uranium downblending and uranium recovery are performed at our Lynchburg, Virginia and Erwin, Tennessee sites.

The demand for nuclear components by the U.S. Government determines a substantial portion of this segment’s backlog. We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future; however, such orders may be subject to Department of Defense budget constraints.

For further details regarding our Nuclear Operations segment’s facilities, see Item 2, “Properties.”

Technical Services

Through this segment, we provide various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided to the DOE, including the NNSA, the Office of Nuclear Energy and the Office of Science; the Department of Defense and the Office of Environmental Management.

This segment’s principal operations include:

•	managing and operating nuclear weapons production facilities;

•	managing and operating environmental management sites;

•	managing spent nuclear fuel and transuranic waste for the DOE; and

•	providing critical skills and resources for DOE sites.

Our Technical Services segment’s overall activity primarily depends on authorized spending levels of the DOE, the NNSA, the Office of Nuclear Energy, the Office of Science, the Department of Defense and the Office of Environmental Management.

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

This segment specializes in performing full scope, prototype design work coupled with manufacturing integration. The design, engineering and other capabilities of this segment include:

•	steam separation equipment design and development;

•	thermal-hydraulic design of reactor plant components;

•	structural component design for precision manufacturing;

•	materials expertise in high-strength, low-alloy steels and nickel-based materials;

•	material procurement of tubing, forgings and weld wire; and

•	metallographic and chemical analysis.

Our Nuclear Energy segment’s overall activity primarily depends on the demand and competitiveness of nuclear energy. A significant portion of our Nuclear Energy segment’s operations is generated from the Canadian nuclear energy market. The activity of this segment depends on capital expenditures and maintenance spending of nuclear utilities; specifically Canadian utilities, which could vary annually based on planned outages and capital projects.

mPower

This segment is actively developing the B&W mPowerTM reactor and the associated mPower Plant through its majority-owned joint venture, Generation mPower LLC (“GmP”). Its activity is a function of research and development efforts for the B&W mPower™ reactor and the potential orders to be generated from various mPower deployment initiatives. As part of this initiative, we have been selected to receive funding and have signed a Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (the “Funding Program”), which is expected to provide financial assistance initially totaling at least $150 million for small modular reactor (“SMR”) design engineering and licensing activities supporting a planned commercial operating date for the first mPower Plant by 2022.

Our mPower segment’s overall activity primarily depends on the overall success of the research and development activities related to the B&W mPower™ reactor and the associated mPower Plant. It also depends on the continued demand for and competitiveness of nuclear energy.

Acquisitions and Investments

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

Investments

USEC Investment. In May 2010, our subsidiary Babcock & Wilcox Investment Company (“BWICO”) entered into an agreement with Toshiba Corporation (“Toshiba”), which was subsequently assigned to one of its subsidiaries, and USEC Inc. (“USEC”) to make a combined strategic investment in USEC totaling $200 million payable over three phases. In September 2010, following the satisfaction of certain conditions, including the availability to USEC’s American Centrifuge program of at least $2 billion in uncommitted funds under the DOE’s loan guarantee program for front-end nuclear fuel facilities and the establishment of a joint venture between us and USEC for supply by the joint venture of centrifuges and related equipment for the American Centrifuge program, we made a $37.5 million investment in USEC as part of a definitive agreement for us to make a total $100 million strategic investment in USEC.

In connection with our investment, we received 37,500 shares of USEC Series B-1 12.75% Convertible Preferred Stock; Warrants to purchase 3,125,000 shares of USEC Class B Common Stock at an exercise price of $7.50 per share, which are exercisable between January 1, 2015 and December 31, 2016; and a seat on USEC’s board of directors. On July 1, 2013, USEC completed a 1-for-25 reverse stock split of its common stock, resulting in a decrease of the shares to be purchased under the Warrants to 125,000 at an adjusted exercise price of $187.50 per share.

On December 16, 2013, USEC announced that it had reached agreement with a majority of the holders of USEC’s outstanding convertible notes due October 2014 on the terms of a financial restructuring. We have fully impaired our investment in USEC, resulting in a remaining book value of $0. See Note 2 to our consolidated financial statements included in this report for additional information concerning our investment in USEC, USEC’s pending restructuring and the impairment of our investment in USEC.

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

Fixed-price contracts are for a fixed amount to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work. For further specification see “Risk Factors – We are subject to risks associated with contractual pricing in our industries, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses” as outlined in Item 1A of this report.

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

Backlog

Backlog represents the dollar amount of revenue we expect to recognize in the future from contracts awarded and in progress. Not all of our expected revenue from a contract award is recorded in backlog for a variety of reasons, including that some projects are awarded and completed within the same fiscal year.

Backlog is not a measure defined by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. We are subject to the budgetary and appropriations cycle of the U.S. Government as it relates to our Nuclear Operations and Technical Services segments. Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers.

We generally include expected revenue from contracts in our backlog when we receive written confirmation from our customers authorizing the performance of work and committing the customer to payment for work performed. Accordingly, we exclude from backlog orders or arrangements that have been awarded but that we have not been authorized to begin performance.

Our backlog at December 31, 2013 and 2012 was as follows:

	December 31, 2013		December 31, 2012
	(Dollars in millions)
Power Generation	$2,072	45%	$2,483	43%
Nuclear Operations	2,369	52%	2,984	52%
Technical Services	5	0%	4	0%
Nuclear Energy	142	3%	276	5%
mPower	2	0%	2	0%

Total Backlog	$4,590	100%	$5,749	100%

We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are primarily included in our Power Generation and Technical Services segments. See Note 3 to our consolidated financial statements included in this report for financial information on our equity method investments.

Of the December 31, 2013 backlog, we expect to recognize revenues as follows:

	2014	2015	Thereafter	Total
	(In approximate millions)
Power Generation	$750	$418	$904	$2,072
Nuclear Operations	890	617	862	2,369
Technical Services	5	—	—	5
Nuclear Energy	92	44	6	142
mPower	2	—	—	2

Total Backlog	$1,739	$1,079	$1,772	$4,590

As of December 31, 2013, Power Generation backlog with the U.S. Government was $31.0 million, all of which was fully funded.

As of December 31, 2013, Nuclear Operations backlog with the U.S. Government was $2,367.5 million, of which $194.5 million had not yet been funded.

As of December 31, 2013, Technical Services backlog with the U.S. Government was $5.0 million, all of which was fully funded.

As of December 31, 2013, Nuclear Energy and mPower had no backlog with the U.S. Government.

During the year ended December 31, 2013, the U.S. Government awarded us new orders of approximately $679.4 million, $543.7 million of which pertains to our Nuclear Operations segment. Major new awards from the U.S. Government are typically received during the fourth quarter of each year, following congressional approval of the budget for the government’s next fiscal year, which starts October 1. Due to events associated with the government shutdown and delayed budget approvals, approximately $700 million of awards anticipated in the fourth quarter of 2013 were delayed until the first quarter of 2014.

Competition

The competitive environments in which each segment operates are described below.

Power Generation. With more than 145 years of experience, we provide advanced steam generating equipment, emissions control equipment and services. Having supplied worldwide capacity of more than 300,000 MW and some of the world’s largest and most efficient steam generating systems, we have a competitive advantage in our experience and technical capability to reliably convert a wide range of fuels to steam. Our strong, installed base in North America also yields competitive advantages in after-market services, although this segment of the market is highly competitive and price sensitive. Through this segment, we compete with a number of domestic and foreign-based companies specializing in steam generating systems technology, equipment and services, including Alstom S.A., Doosan Babcock, Babcock Power, Inc., Foster Wheeler AG., and Hitachi, Ltd.; a variety of engineering and construction companies with respect to the installation of steam-generating systems; a number of additional companies in the markets for environmental control equipment and related specialized industrial equipment and in the independent power-producing business; and other suppliers of replacement parts, repair and alteration services and other services required to retrofit and maintain existing steam systems. The primary bases of competition for this segment are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.

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

Technical Services. Through this segment, we are engaged in the management and operation of U.S. Government facilities. Many of our government contracts are bid as a joint venture with one or more companies, in which we may have a majority or a minority position. The performance of the prime or lead contractor can impact our reputation and our future competitive position with respect to that particular project and customer. Our primary competitors in the delivery of goods and services to the U.S. Government and the operation of U.S. Government facilities include Bechtel National, Inc., URS Corporation, CH2M Hill, Inc., Fluor Corporation, Lockheed Martin Corporation, Jacobs Engineering Group, Inc. and Northrop Grumman Corporation. The primary bases of competition for this segment are experience, past performance, availability of key personnel and technical capabilities.

Nuclear Energy. Our Nuclear Energy segment supplies commercial nuclear steam generators and components. B&W has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. This segment is the only heavy nuclear component manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering and maintenance services, including services for plant outages and power plant construction. Through this segment, we compete with a number of companies specializing in nuclear capabilities including AREVA Inc., Chicago, Bridge & Iron Company N.V. and Westinghouse Electric Corporation. The primary bases of competition for this segment are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.

mPower. Our mPower segment is actively designing the modular and scalable B&W mPower™ reactor. The B&W mPower™ reactor has the capacity to provide output of 180 MW for a four-year operating cycle without refueling and is designed to produce clean, near-zero emission operations. While the activity in this segment is currently a function of research and development activity, we competed with a number of companies for matching DOE funding. We were the only company awarded funding under the initial DOE award and NuScale Power was the recipient under the DOE’s second award. We may continue to compete with NuScale Power as the DOE obligates funding to the two recipients. Ultimately, mPower will compete against other nuclear equipment manufacturers, as well as manufacturers of other power generation fuel source technologies.

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

Power Generation

•

Ebensburg Power Company & Ebensburg Investors Limited Partnership. Through these entities, which were formed by subsidiaries within our Power Generation segment and ESI Energy, Inc. in 1992, we own an interest in and operate a combined solid waste and cogeneration facility located in Cambria County near Ebensburg, Pennsylvania. This facility uses bituminous waste coal for its primary fuel and sells generated electricity to the wholesale energy market.

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

•

Thermax Babcock & Wilcox Energy Solutions Private Limited. In June 2010, one of our subsidiaries and Thermax Ltd., a boiler manufacturer based in India, formed a joint venture to build subcritical and highly efficient supercritical boilers and pulverizers for the Indian utility boiler market. We have licensed to the joint venture our technology for subcritical boilers 300 MW and larger, highly efficient supercritical boilers and coal pulverizers. In 2013, the joint venture finalized construction of a facility in India designed to produce parts for up to 3,000 MW of utility boiler capacity per year.

•

BWM Ottumwa Environmental Partners. Through our subsidiary Babcock & Wilcox Construction Co., Inc., we formed BWM Ottumwa Environmental Partners, a joint venture with Burns & McDonnell Engineering Company, Inc., to engineer, procure, and construct environmental control systems for the Ottumwa Generating Station.

Technical Services

•

Pantex Plant. Through Babcock & Wilcox Technical Services Pantex, LLC, a limited liability company we formed with Honeywell International Inc. and Bechtel National, Inc., we manage and operate the Pantex Plant for the DOE. The Pantex Plant is located on a 16,000-acre NNSA site near Amarillo, Texas. Key operations at this facility include evaluating, retrofitting and repairing nuclear devices; dismantling and sanitizing nuclear devices; developing, testing and fabricating high-explosive components; and handling and storing plutonium pits. See Technical Services within the Outlook section of Item 7 for additional information on the contract to manage and operate the Pantex Plant.

•

Y-12 National Security Complex. Through Babcock & Wilcox Technical Services Y-12, LLC, a limited liability company we formed with Bechtel National, Inc. and in which we own a majority interest, we manage and operate the Y-12 National Security Complex for the DOE. Y-12 is located on an 811-acre NNSA site in Oak Ridge, Tennessee. Operations at the site focus on the production, refurbishment and dismantlement of nuclear devices, storage of nuclear material and the prevention of the proliferation of weapons of mass destruction. See Technical Services within the Outlook section of Item 7 for additional information on the contract to manage and operate the Y-12 National Security Complex.

•

Los Alamos National Laboratory. Since 2006, Los Alamos National Security, LLC, a limited liability company formed in 2005 with the University of California, Bechtel National, Inc., URS Corporation and BWX Technologies, Inc. (“BWXT”), has managed and operated the Los Alamos National Laboratory, a premier national security research institution, delivering scientific and engineering solutions for the nation’s most crucial and complex problems. Located in Los Alamos, New Mexico, the Los Alamos National Laboratory conducts ongoing research and development on the measures necessary for certifying the safety and reliability of nuclear devices without the use of nuclear testing for the U.S. Government.

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

•

Nevada National Security Site. National Security Technologies, LLC (“NSTec”), a limited liability company formed by Northrop Grumman Corporation, AECOM Technology Corporation, CH2M Hill and B&W TSG, manages and operates the Nevada National Security Site and its related facilities and laboratories for the DOE. Located in Las Vegas, Nevada, NSTec works on projects for other federal agencies such as the Defense Threat Reduction Agency, the National Aeronautics and Space Administration, the U.S. Nuclear Regulatory Commission (the “NRC”) and the U.S. Air Force, Army, and Navy. Missions include defense experimentation and stockpile stewardship, homeland security and defense applications and environmental management.

•

Portsmouth Gaseous Diffusion Plant D&D. Fluor-B&W Portsmouth, LLC is a limited liability company formed by Fluor Federal Services, Inc. and B&W TSG, to provide nuclear operations, decontamination and decommissioning services at the Portsmouth Gaseous Diffusion Plant in Portsmouth, Ohio.

•

Paducah and Portsmouth Gaseous Diffusion Plant Uranium Conversion Operations. Babcock & Wilcox Conversion Services, LLC is a limited liability company formed by B&W TSG and URS Corporation to perform uranium conversion operations at the Paducah Gaseous Diffusion Plant in Paducah, Kentucky and the Portsmouth Gaseous Diffusion Plant in Ohio.

•

Advanced Mixed Waste Treatment Project (“AMWTP”). Idaho Treatment Group, LLC (“ITG”) is a limited liability company formed by B&W TSG, URS Energy & Constructions, Inc. and EnergySolutions Federal Services, Inc. ITG is responsible for management and operations at the DOE’s AMWTP located in Idaho Falls, Idaho. The purpose of the AMWTP is to safely process and dispose of transuranic waste and mixed low-level waste at the DOE’s Idaho Site Transuranic Storage Area while maintaining a fully operational facility.

•

West Valley Demonstration Project Phase I Decommissioning and Facility Disposition. CH2M Hill-B&W West Valley, LLC is a limited liability company formed by CH2M Hill Constructors, Inc., B&W TSG and Environmental Chemical Corporation. Services provided include project management and support services, site operations, maintenance, utilities, high-level waste canister relocation, facility disposition, waste tank farm management, NRC-licensed disposal area management, waste management and nuclear materials disposition and safeguards and security.

•

Waste Isolation Pilot Plant. Nuclear Waste Partnership, LLC is a limited liability company formed by B&W TSG, URS Corporation and Areva Federal Services, LLC as the major subcontractor. The purpose of the partnership is to manage and operate DOE’s Waste Isolation Pilot Plant in Carlsbad, New Mexico.

Foreign Operations

We have foreign operations in our Power Generation and Nuclear Energy segments. Our Canadian operations serve the North American electric utility, industrial power, oil production and global nuclear utility markets. Our operations in Denmark provide comprehensive services to companies in the waste-to-energy sector of the power generation market, primarily in eastern and western Europe. Our joint venture in China primarily serves the power generation needs of the Chinese domestic and other utility markets. The functional currency of these entities is not the U.S. dollar, and as a result, we are subject to exchange rate fluctuations that impact our financial position, results of operations and cash flows. Our combined Power Generation and Nuclear Energy segment revenues, net of intersegment revenues, and income derived from operations located outside of the United States, as well as the approximate percentages of our total consolidated revenues and total consolidated operating income, respectively, for each of the last three years were as follows (dollars in thousands):

	Revenues		Operating Income
	Amount	Percent of Consolidated	Amount	Percent of Consolidated
Year ended December 31, 2013	$634,347	19%	$117,839	22%
Year ended December 31, 2012	$684,886	21%	$98,699	28%
Year ended December 31, 2011	$641,612	22%	$57,032	60%

Our revenues exclude revenues attributable to our joint ventures accounted for under the equity method of accounting, while our operating income includes results from joint ventures accounted for under the equity method.

For additional information on the geographic distribution of our revenues, see Note 17 to our consolidated financial statements included in this report.

Customers

We provide our products and services to a diverse customer base, including utilities and other power producers, businesses in various process industries, such as pulp and paper mills, petrochemical plants, oil refineries and steel mills and the U.S. Government. Our largest customers, as a percentage of our total consolidated revenues, during the years ended December 31, 2013, 2012 and 2011 were as follows:

Year Ended December 31, 2013:
U.S. Government	38%
Solid Waste Authority of Palm Beach County	4%
Year Ended December 31, 2012:
U.S. Government	34%
Solid Waste Authority of Palm Beach County	3%
Year Ended December 31, 2011:
U.S. Government	38%
American Electric Power Company, Inc.	6%

The U.S. Government is the primary customer of our Nuclear Operations and Technical Services segments. Revenues from U.S. Government contracts comprised 99%, 99% and 98% of segment revenues for the years ended December 31, 2013, 2012 and 2011, respectively, in our Nuclear Operations segment. Revenues from the U.S. Government contracts comprised 77%, 72% and 74% of segment revenues for the years ended December 31, 2013, 2012 and 2011, respectively, in our Technical Services segment.

Our non-U.S. Government customers that account for a significant portion of revenues or accounts receivable in one year may represent an immaterial portion of revenues or accounts receivable in subsequent years due to the timing of major projects, primarily for our utility customers.

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

Employees

At December 31, 2013, we employed approximately 11,000 persons worldwide. Approximately 2,700 of our employees were members of labor unions at December 31, 2013. Many of our operations are subject to union contracts, which we customarily renew periodically. We consider our relationships with our employees to be satisfactory.

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

Research and Development Activities

Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge to research and development cost the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation and mPower segments, the majority of which are related to the development of our B&W mPower™ technology. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants.

Research and development activities (including in-kind research and development services described below) totaled $200.8 million, $173.9 million and $163.0 million in the years ended December 31, 2013, 2012 and 2011, respectively. These activities include amounts paid for by our customers of $43.2 million, $53.4 million and $56.6 million, in the years ended December 2013, 2012 and 2011, respectively and DOE funding described below of $78.4 million in the year ended December 31, 2013.

During the years ended December 31, 2013, 2012 and 2011, we recognized $15.8 million, $17.9 million and $16.6 million, respectively, of non-cash in-kind research and development costs (included above) related to services contributed by our minority partner to GmP, our majority-owned subsidiary formed in 2011 to oversee the program to develop the small modular nuclear power plant based on B&W mPower™ technology.

On April 12, 2013, Babcock & Wilcox mPower, Inc. (“B&W mPower”), a wholly owned subsidiary of B&W, entered into a Cooperative Agreement establishing the terms and conditions of a funding award initially totaling at least $150 million under the DOE’s Funding Program. This cost-sharing award requires us to use the DOE funds to cover first-of-a-kind engineering costs associated with SMR design certification and licensing efforts. The DOE will provide cost reimbursement for up to 50% of qualified expenditures incurred from April 1, 2013 to March 31, 2018. The DOE has authorized $99.3 million of funding for this award program as of December 31, 2013. Congress has allocated and designated an additional $85 million from the 2014 budget to the Cooperative Agreement; however, the DOE has not yet obligated those funds to us. The Cooperative Agreement also provides for reimbursement of pre-award costs incurred from October 1, 2012 to March 31, 2013. During the year ended December 31, 2013, we recognized $78.4 million associated with the funding award, including $21.5 million of pre-award cost reimbursement, as a reduction of research and development costs on our consolidated statements of income. Of the total pre-award cost reimbursement, $9.7 million relates to research and development costs incurred in the year ended December  31, 2012.

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

Our compliance with U.S. federal, state and local environmental control and protection regulations resulted in pretax charges of approximately $13.1 million, $15.3 million and $13.2 million in the years ended December 31, 2013, 2012 and 2011 respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $1.1 million, $3.2 million and $1.8 million in the years ended December 31, 2013, 2012 and 2011, respectively. We expect to spend another $2.2 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future but anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial condition as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, we can provide no assurance that we will not incur significant environmental compliance costs in the future.

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

The NRC’s decommissioning regulations require our Nuclear Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning each of its licensed facilities at the end of its service life. We provided financial assurance aggregating $47.2 million during the year ended December 31, 2013 with existing letters of credit for the ultimate decommissioning of these licensed facilities. These two facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the Erwin, Tennessee facility. These letters of credit are to cover decommissioning required pursuant to work not subject to this DOE obligation.

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

At December 31, 2013 and 2012, we had total environmental accruals, including provisions for the facilities discussed above, of $58.1 million and $49.6 million, respectively. Of our total environmental accruals at December 31, 2013 and 2012, $4.7 million and $3.1 million, respectively, were included in current liabilities. Inherent in the estimates of those accruals and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

Cautionary Statement Concerning Forward-Looking Statements

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “seek,” “goal,” “could,” “intend,” “may,” “should” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

In addition, various statements in this annual report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1 – “Business” and Item 3 – “Legal Proceedings” in Part I of this report and in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in Item 8 of Part II of this report and elsewhere in this report.

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	our business strategy;

•

future levels of revenues (including our backlog and projected claims to the extent either may be viewed as an indicator of future revenues), operating margins, income from operations, net income or earnings per share;

•	anticipated levels of demand for our products and services;

•	future levels of research and development, capital, environmental or maintenance expenditures;

•	our beliefs regarding the timing and effects on our businesses of certain environmental and tax legislation, rules or regulations;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets and businesses;

•	our share repurchase or other return of capital activities;

•	our ability to maintain appropriate insurance and indemnities;

•	the potential effects of judicial or other proceedings, including tax audits, on our business or businesses, financial condition, results of operations and cash flows;

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation;

•	the effective date and expected impact of accounting pronouncements;

•	our plans regarding the design, research and development, financing and deployment of the B&W mPower™ reactor; and

•	anticipated benefits, timing, and changes associated with cost reduction and efficiency improvement activities.

We have based our forward-looking statements on our current expectations, estimates and projections about our industries and our company. We caution that these statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•

decisions on spending and trends by power-generating companies and by the U.S. Government, including continuing appropriations by Congress and the automatic budget cuts (or sequestration) established by the Budget Control Act of 2011 (“the Budget Control Act”);

•	the highly competitive nature of our businesses;

•	general economic and business conditions, including changes in interest rates and currency exchange rates;

•	general developments in the industries in which we are involved;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings;

•	our ability to perform projects on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers;

•	changes in our effective tax rate and tax positions;

•

our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data;

•	our ability to protect our intellectual property and renew licenses to use intellectual property of third parties;

•	our use of the percentage-of-completion method of accounting;

•	our ability to obtain and maintain surety bonds, letters of credit and similar financing;

•

the operating risks normally incident to our lines of business, including the potential impact of project losses, liquidated damages and professional liability, product liability, warranty and other claims against us;

•	our ability to manage our capital structure, including our access to capital, credit ratings, debt and ability to raise additional financing;

•	our ability to comply with covenants in our credit agreements and other debt instruments and the availability, terms and deployment of capital;

•	volatility and uncertainty of the credit markets;

•	our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products;

•	the risks associated with integrating businesses we acquire;

•	our ability to obtain and maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our captive insurance subsidiary;

•	the effects of asserted and unasserted claims;

•

results of tax audits, including a determination by the Internal Revenue Service (“IRS”) that the spin-off or certain other transactions should be treated as a taxable transaction, and the realization of deferred tax assets;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	changes in, or our failure or inability to comply with, laws and government regulations;

•	difficulties we may encounter in obtaining regulatory or other necessary permits or approvals;

•	adverse outcomes from legal and regulatory proceedings;

•	our limited ability to influence and direct the operations of our joint ventures;

•	potential violations of the Foreign Corrupt Practices Act;

•	our ability to successfully compete with current and future competitors;

•	the loss of key personnel and the continued availability of qualified personnel;

•	our inability to realize expected gains from the Global Competitiveness Initiative;

•	our ability to negotiate and maintain good relationships with labor unions;

•	changes in pension and medical expenses associated with our retirement benefit programs;

•	our potentially ineffective systems of internal controls over financial reporting;

•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;

•	social, political and economic situations in foreign countries where we do business; and

•	the possibilities of natural disasters, war, other armed conflicts or terrorist attacks.

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

Available Information

Our website address is www.babcock.com. We make available through the Investor Relations section of this website under “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Principles; Code of Business Conduct; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Board of Directors Conflicts of Interest Policies and Procedures; Management, Board Members and Independent Director Contact Information; By-laws; and charters for the Audit & Finance, Governance, Compensation and Safety & Security Committees of our Board.

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

We rely on U.S. Government contracts for a large percentage of our revenue, and some of those contracts are subject to continued appropriations by Congress and may be terminated or delayed if future funding is not made available. In addition, the U.S. Government may not renew or may seek to modify or terminate our existing contracts.

For the year ended December 31, 2013, we relied on U.S. Government contracts for approximately 38% of our revenue. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits, which could result in withholding or delaying of payments to us, and termination or modification at the U.S. Government’s convenience. In addition, some of our large, multi-year contracts with the U.S. Government are subject to annual funding determinations and the continuing availability of Congressional appropriations. Although multi-year operations may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal-year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations. In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of products and services. As a result, we are subject to ongoing uncertainties associated with U.S. Government budget restraints and other factors affecting government funding.

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

We also have several significant contracts with the U.S. Government that are subject to periodic renewal and rebidding through a competitive process. If the U.S. Government fails to renew these contracts, our results of operations and cash flows would be adversely affected. In January 2013, we were notified that our joint venture was not selected for the combined Management and Operating contract for the Y-12 National Security Complex and Pantex Plant. In November 2013, following protests instituted by our joint venture, this decision was re-affirmed and our joint venture subsequently filed an additional protest with the Government Accountability Office (“GAO”), which is currently pending.

As a result of these and other factors, the termination of one or more of our significant government contracts, our suspension from government contract work, the failure of the U.S. Government to renew our existing contracts or the disallowance of the payment of our contract costs could have a material adverse effect on our financial condition, results of operations and cash flows.

Federal sequestration and other delays or reductions in government spending could adversely impact government spending for the products and services we provide.

In August 2011, Congress enacted the Budget Control Act, which committed the U.S. Government to significantly reducing the federal deficit over ten years. The Budget Control Act established caps on discretionary spending through 2021. It also called for substantial automatic spending cuts split between defense and non-defense programs scheduled to start in March 2013 and continue over a nine-year period.

Federal government spending reductions, including through sequestration, could adversely impact U.S. Government programs for which we provide products or services. Additionally, while we believe many of our programs are well aligned with national defense and other strategic priorities, and we supply high-end equipment for submarines and aircraft carriers for the U.S. Navy, the outcome of efforts underway regarding sequestration is uncertain and it is possible that spending cuts may be applied to U.S. Government programs across the board, regardless of how programs align with those priorities. There are many variables in how budget reductions could be implemented that will determine its specific impact; however, reductions in federal government spending and sequestration, as currently provided for under the Budget Control Act, could adversely impact programs in which we provide products or services. In addition, these cuts could adversely affect the viability of the suppliers and subcontractors under our programs. We may also be required to maintain operations of our joint ventures if the government can no longer meet its funding obligations.

The Bipartisan Budget Act of 2013 was approved in December 2013. This budget agreement replaces $63 billion in sequester cuts over two years split evenly between defense and non-defense programs. Both defense and non-defense programs will receive approximately $22.4 billion more in government fiscal year 2014 than would have been allocated under sequestration. The discretionary spending levels for government fiscal years 2014 and 2015 have been set. While this budget agreement provides some near-term relief, sequestration, reduction in government spending in lieu of sequestration or fiscal issues raised by negotiations over the federal debt ceiling remain a long-term concern.

Demand for our products and services is vulnerable to economic downturns and reductions in private sector and government spending.

Demand for our products and services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic and industry conditions. We continued to experience uncertainty in 2013 from the global economic downturn in 2008-2009. Since 2008, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit and other market factors have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth for the foreseeable future. Volatile oil and natural gas prices, low business and consumer confidence and high unemployment have remained despite economic improvements since 2009.

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

In addition, our customers may find it more difficult to raise capital in the future due to limitations on the availability of credit, increases in interest rates and other factors affecting the federal, municipal and corporate credit markets. Also, our customers may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our products and services, which would impact our future cash flows and liquidity. Inflation or significant changes in interest rates could reduce the demand for our products and services. Any inability to timely collect our invoices may lead to an increase in our accounts receivables and potentially to increased write-offs of uncollectible invoices. If the economy weakens, or customer spending declines, then our backlog, revenues, net income and overall financial condition could deteriorate.

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

Our use of the percentage-of-completion method of accounting could result in volatility in our results of operations.

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

In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety’s sole discretion. In addition, we have capacity limits under our credit facility for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2013, we had $259.4 million in letters of credit and bank guarantees and $405.8 million in surety bonds outstanding.

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

Acquisitions may be funded by the issuance of additional equity or debt financing, which may not be available on attractive terms. Our ability to secure such financing will depend in part on prevailing capital market conditions, as well as conditions in our business and operating results. Moreover, to the extent an acquisition transaction financed by non-equity consideration results in goodwill, it will reduce our tangible net worth, which might have an adverse effect on potential credit and bonding capacity.

Additionally, an acquisition may bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have historically experienced.

Our business strategy also includes development and commercialization of new technologies to support our growth, which requires significant investment and involves various risks and uncertainties. These new technologies may not achieve desired commercial or financial results.

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

Among our opportunities involving new technologies, we are developing the B&W mPower™ reactor. The costs to develop and commercialize this technology will require a substantial amount of investment over a period of years, and the funding requirements may vary significantly from period to period. Commercialization of this technology will require certification from the NRC. There can be no assurance that we will be successful in addressing all the technological challenges to developing and commercializing this technology or in obtaining the required NRC certification. Furthermore, while there currently are various small reactor competitors with limited capability, the potential exists for other competitors to emerge with competing technologies, in some cases with funding readily available, and we can provide no assurance that those competitors will not develop and commercialize similar or superior technologies sooner than we can or at a significant cost or price advantage.

On April 12, 2013, B&W mPower entered into a Cooperative Agreement with the DOE establishing the terms and conditions of a funding award expected to initially total at least $150 million under the DOE SMR Licensing Technical Support Program. Under the Cooperative Agreement, the DOE will provide incremental cost reimbursements for up to 50%, subject to the overall size of the award, of qualified expenditures incurred in connection with the development and commercialization of the SMR technology. Only a portion of the funding award has been authorized by the DOE, with the remaining amount subject to future Congressional appropriations. Our ability to obtain continued funding under the Cooperative Agreement is also dependent, in part, on our ability to perform our obligations under the Cooperative Agreement, including achieving specified milestones. In addition, the DOE may elect to not extend funding beyond the end of the then-current budget period, which is expected to occur on or about each anniversary of the date of the Cooperative Agreement. Further, either the DOE or B&W mPower may terminate the Cooperative Agreement at any time upon defined notice periods. Such a termination would eliminate the DOE’s obligation to continue funding under the award program. If we do not receive or if we experience delays in obtaining continued program funding due to lack of Congressional appropriations or the other reasons described above, funding of our related research and development activities could be impaired or delayed.

On November 13, 2013 we announced an accelerated search for additional investors who would collectively own the majority interest in GmP. Identifying and completing a transaction (or transactions) with additional investors is subject to many risks and uncertainties. There is no guarantee that any such additional investment would occur in the timeframe we desire, or at all, and it may not achieve the desired financial or commercial benefits. If we are unable to complete transactions with additional investors, development of and funding for our B&W mPower™ reactor program may be adversely impacted or delayed. This may cause us to not realize any return on our investment, impact the timing and likelihood of achieving program development milestones and possibly expose us to claims of contractual and other liability from our current partner, customer or others.

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

Limitations or modifications to indemnification regulations of the United States or foreign countries could adversely affect our business.

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

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies that are subject to the rules to conduct due diligence, and disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of certain components incorporated in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

Employee, agent or partner misconduct or our overall failure to comply with laws, regulations or government contracts could weaken our ability to win contracts, lead to the suspension of our operations and result in reduced revenues and profits.

Misconduct, fraud, or other improper activities by one or more of our employees, agents or partners as well as our failure to comply with applicable laws and regulations, could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting and various other applicable laws or regulations. For example, we regularly provide services that may be highly sensitive or that are related to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses.

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

The U.S. Foreign Corrupt Practices Act (the “FCPA”) generally prohibits companies and their intermediaries from making improper payments to non-U.S. officials. Our training program and policies mandate compliance with the FCPA. We operate in some parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. If we are found to be liable for violations of the FCPA (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including employees of our joint ventures), we could suffer from civil and criminal penalties or other sanctions.

We may not be able to compete successfully against current and future competitors.

Some of our competitors or potential competitors have greater financial or other resources than we have. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than those of our products and services. Furthermore, we operate in industries where capital investment is critical. We may not be able to obtain as much purchasing and borrowing leverage and access to capital for investment as other public companies, which may impair our ability to compete against competitors or potential competitors.

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

In order to operate more efficiently and control costs, in 2012 we launched B&W’s Global Competitiveness Initiative, which includes operational and functional efficiency improvements, organizational design changes and manufacturing optimization. These plans are intended to generate operating expense savings through direct and indirect overhead expense reductions as well as other savings. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions and other workforce management issues include delays, additional unexpected costs, implementation cost overruns, changes in restructuring plans that increase or decrease the number of employees affected, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Negotiations with labor unions and possible work stoppages and other labor problems could divert management attention and disrupt operations. In addition, new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.

A significant number of our employees are members of labor unions. If we are unable to negotiate acceptable new contracts with our unions from time to time, we could experience strikes or other work stoppages by the affected employees. If any such strikes or other work stoppages were to occur, we could experience a significant disruption of operations. In addition, negotiations with unions could divert management attention. New union contracts could result in increased operating costs, as a result of higher wages or benefit expenses, for both union and nonunion employees. If nonunion employees were to unionize, we would experience higher ongoing labor costs.

Pension and medical expenses associated with our retirement benefit plans may fluctuate significantly depending on changes in actuarial assumptions, future market performance of plan assets, future trends in health care costs and legislative or other regulatory actions.

A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. Variances from these estimates could have a material adverse effect on us. In addition, funding requirements for benefit obligations of our pension and postretirement benefit plans are subject to legislative and other government regulatory actions. As of December 31, 2013, our defined benefit pension and postretirement benefit plans were underfunded by approximately $441.4 million. For additional information regarding our pension and postretirement benefit plans, see Note 7 to the consolidated financial statements included in this report.

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

The spin-off from MII could result in substantial tax liability.

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

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal, and are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of our company and our stockholders.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

The following table provides the segment name, location and general use of each of our principal properties at December 31, 2013 that we own or lease.

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Power Generation
Barberton, Ohio	Manufacturing facility / administrative office	Owned(1)
West Point, Mississippi	Manufacturing facility	Owned(1)
Lancaster, Ohio	Manufacturing facility	Owned(1)
Copley, Ohio	Warehouse / service center	Owned(1)
Cambridge, Ontario, Canada	Manufacturing facility	Owned
Esbjerg, Denmark	Manufacturing facility	Owned(1)
Dumbarton, Scotland	Manufacturing facility	Owned
Straubing, Germany	Manufacturing facility	Leased (2021)
Guadalupe, NL, Mexico	Manufacturing facility	Leased (2024)
Melville, Saskatchewan, Canada	Manufacturing facility	Owned
Jingshan, Hubei, China	Manufacturing facility	Owned
Nuclear Operations
Lynchburg, Virginia	Manufacturing facility(3)	Owned
Barberton, Ohio	Manufacturing facility	Owned
Euclid, Ohio	Manufacturing facility	Owned /Leased(2)
Mount Vernon, Indiana	Manufacturing facility	Owned
Erwin, Tennessee	Manufacturing facility	Owned
Technical Services
Charlotte, North Carolina	Administrative office	Leased (2018)
Nuclear Energy
Charlotte, North Carolina	Administrative office	Leased (2019)
Lynchburg, Virginia	Engineering office	Leased (2018)
Cambridge, Ontario, Canada	Manufacturing facility	Owned
mPower
Charlotte, North Carolina	Administrative office	Leased (2019)
Lynchburg, Virginia	Engineering and design facility	Leased (2015)
Corporate
Charlotte, North Carolina	Administrative office	Leased (2018)

1)	These properties are encumbered by liens under existing credit facilities.
2)	We acquired the Euclid facilities through a bond/lease transaction facilitated by the Cleveland Cuyahoga County Port Authority (the “Port”), whereby we acquired a ground parcel and the Port issued bonds, the proceeds of which were used to acquire, improve and equip the facilities, including the acquisition of the larger facility and a 40-year prepaid ground lease for the smaller facility. We are leasing the facilities from the Port with an expiration date of 2014 but subject to certain extension options.
3)	The Lynchburg, Virginia facility is our Nuclear Operations segment’s primary manufacturing plant and is the nation’s largest commercial high-enriched uranium processing facility. The site is the recipient of the highest rating given by the NRC for license performance. The performance review determines the safe and secure conduct of operations of the facility. The site is also the largest commercial International Atomic Energy Agency-certified facility in the U.S.

We also own or lease a number of sales, administrative and field construction offices, warehouses and equipment maintenance centers strategically located throughout the world. We consider each of our significant properties to be suitable and adequate for its intended use.

For further details regarding our properties, see Item 1, “Business.”

Item 3.	LEGAL PROCEEDINGS

The information set forth under the heading “Investigations and Litigation” in Note 11 to our consolidated financial statements included in this report is incorporated by reference into this Item 3.

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

P A R T    I I

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol BWC.

High and low common stock prices by quarter in the years ended December 31, 2013 and 2012 were as follows:

YEAR ENDED DECEMBER 31, 2013

	SHARE PRICE		DIVIDENDS
QUARTER ENDED	HIGH	LOW	PER SHARE
March 31, 2013	$29.97	$24.84	$0.08
June 30, 2013	$30.84	$25.55	$0.08
September 30, 2013	$34.45	$29.95	$0.08
December 31, 2013	$34.67	$30.07	$0.10

YEAR ENDED DECEMBER 31, 2012

	SHARE PRICE		DIVIDENDS
QUARTER ENDED	HIGH	LOW	PER SHARE
March 31, 2012	$27.93	$23.30	—
June 30, 2012	$26.24	$22.86	—
September 30, 2012	$27.00	$23.86	—
December 31, 2012	$26.87	$22.72	$0.08

On November 5, 2012, our Board of Directors approved an annual cash dividend, payable quarterly, of $0.32 per share. On November 8, 2013, our Board of Directors approved an increase to the annual cash dividend, payable quarterly, to $0.40 per share. Our ability to pay dividends may be limited by certain restrictions in our credit agreement. Our Board of Directors will continue to evaluate our cash dividend policy from time to time.

As of January 31, 2014, there were approximately 2,343 record holders of our common stock.

The following table provides information on our equity compensation plans as of December 31, 2013:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,973,467	$26.87	4,134,129

In November 2012, we announced that a share repurchase program was authorized by our Board of Directors. The following table provides information on our purchases of equity securities during the quarter ended December 31, 2013. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
October 1, 2013 – October 31, 2013	57,500	$32.90	57,500	$261.4
November 1, 2013 – November 30, 2013	266,036	$31.68	265,400	$253.0
December 1, 2013 – December 31, 2013	203,108	$32.71	203,000	$496.3

Total	526,644	$32.21	525,900

(1)

Includes 0, 636 and 108 shares repurchased during October, November, and December, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

(2)

On November 7, 2012, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million in the open market during a two-year period ending on November 5, 2014. On May 7, 2013, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million. On February 26, 2014, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million. The May 2013 and February 2014 authorizations are in addition to the initial $250 million share repurchase amount authorized in November 2012. On December 9, 2013, we completed the repurchase of shares using our initial $250 million authorization. We may repurchase shares in the open market using the additional repurchase amounts authorized in May 2013 and February 2014 during a two-year period that expires February 25, 2016.

The following graph provides a comparison of our three-year and five-month cumulative total shareholder return through December 31, 2013 to the return of the S&P 500 and our custom peer group. The following graph shall not be deemed to be “soliciting material” or “filed” with the SEC or be subject to Regulation 14A or 14C (other than as provided in Item 201 of Regulation S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that B&W specifically incorporates it by reference into such filing.

(1)	Assumes initial investment of $100 on July 31, 2010.

The peer group used for the three-year and five-month comparison is comprised of the following companies:

•	AECOM Technology Corporation

•	Chicago Bridge & Iron Company N.V.

•	Curtiss-Wright Corporation

•	Emcor Group, Inc.

•	Fluor Corporation

•	Foster Wheeler AG

•	Jacobs Engineering Group, Inc.

•	KBR, Inc.

•	MasTec, Inc.

•	Quanta Services, Inc.

•	Tetra Tech, Inc.

•	URS Corporation

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended
	2013	2012	2011	2010	2009
	(In thousands, except for per share amounts)
Revenues	$3,269,208	$3,291,359	$2,952,040	$2,688,811	$2,854,632
Income (Loss) before Provision for Income Taxes	$517,173	$319,418	$94,498	$220,208	$272,154
Net Income Attributable to The Babcock & Wilcox Company	$346,078	$227,695	$78,319	$139,939	$171,522
Basic Earnings per Common Share(1):
Net Income Attributable to The Babcock & Wilcox Company	$3.09	$1.92	$0.67	$1.20	$1.48
Diluted Earnings per Common Share(1):
Net Income Attributable to The Babcock & Wilcox Company	$3.07	$1.91	$0.66	$1.19	$1.46
Cash Dividends Per Common Share	$0.34	$0.08	—	—	—
Total Assets	$2,609,153	$2,840,355	$2,789,111	$2,500,510	$2,603,859
Current Maturities of Long-Term Debt	$4,671	$4,062	$4,653	$4,790	$6,432
Long-Term Debt	$225	$430	$633	$855	$4,222

(1)	On July 30, 2010, 116,225,732 shares of our common stock were distributed to MII shareholders to complete our spin-off from MII. For comparative purposes, and to provide a more meaningful calculation of weighted average shares, we have assumed this amount to be outstanding as of the beginning of each period presented prior to our spin-off in our calculation of basic weighted average shares. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at July 30, 2010 were also outstanding at each of the periods presented prior to our spin-off.

In the year ended December 31, 2013, we recorded contract losses totaling $35.6 million for additional estimated costs to complete a new build steam generation systems project experiencing unforeseen worksite conditions and fuel specification issues that have caused schedule delays, resulting in us filing suit against the customer in January 2014. We also incurred $39.6 million of charges related to restructuring activities. In addition, we recorded an impairment charge totaling $19.1 million associated with our investment in USEC.

In the year ended December 31, 2012, we recorded contract losses totaling $16.9 million, net of claims, for additional estimated costs to complete a new build steam generation systems project experiencing unforeseen worksite conditions. We also entered into an agreement with the customer of a Nuclear Energy project to settle contract claims resulting in recognition of revenues totaling approximately $18.4 million. In addition, we recorded an impairment charge totaling $27.0 million associated with our investment in USEC.

In the year ended December 31, 2011, we recorded additional costs totaling approximately $61.8 million ($50.7 million in our Nuclear Energy segment and $11.1 in our Nuclear Operations segment) to complete certain projects attributable to changes in estimate due to productivity and scheduling issues. In addition, we recognized a gain totaling approximately $10.9 million attributable to a settlement with the sellers of Nuclear Fuel Services, Inc. (“NFS”), a wholly owned subsidiary in our Nuclear Operations segment, related to conditions in existence at the acquisition date.

We immediately recognize actuarial gains and losses for our pension and post-retirement benefit plans into earnings in the fourth quarter each year as a component of net periodic benefit cost. The effect of this adjustment for 2013, 2012, 2011, 2010, and 2009 on pre-tax income was $222.9 million, $(32.0) million, $(215.8) million, $(91.8) million and $(43.6) million, respectively.

Our historical financial information prior to July 2010 reflects the performance of a combined reporting entity comprised primarily of the assets and liabilities involved in managing and operating what was previously the Power Generation Systems and Government Operations segments of MII and may not provide a useful indicator of future performance.

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

We operate in five business segments: Power Generation, Nuclear Operations, Technical Services, Nuclear Energy and mPower. Prior to 2013, we reported four segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy. Our small modular nuclear reactor business previously included in our Nuclear Energy segment is now being reported as a separate segment, mPower. The change in our reportable segments had no impact on our previously reported consolidated results of operations, financial condition or cash flows.

Outlook

Power Generation

We expect the backlog of our Power Generation segment of approximately $2.1 billion at December 31, 2013 to produce revenues of approximately $0.8 billion in 2014, not including any change orders or new contracts that may be awarded during the year. Through this segment, we are actively bidding on and, in some cases, beginning preliminary work on projects that we expect will be awarded to us in 2014 subject to successful contract negotiations. These projects are not currently reflected in backlog.

Our Power Generation segment’s overall activity depends mainly on the capital expenditures of electric power generating companies and other steam-using industries. As such, customer demand is heavily affected by the variations in customers’ business cycles, costs of fuel and by the overall economies of the countries in which they operate.

The Environmental Protection Agency (“EPA”) issued proposed final environmental regulations concerning Mercury and Air Toxics Standards and rules concerning implementation of the Cross State Air Pollution Rule (“CSAPR”) in 2011. On December 30, 2011 the U.S. Court of Appeals for the District of Columbia Circuit (the “Court”) stayed the CSAPR rules and reinstated EPA regulations from 2005. Oral arguments were held in April 2012. In August 2012, the Court ruled CSAPR, which set stricter limits on sulfur dioxide and nitrogen oxide emissions from power plants in 28 states, violated the Clean Air Act. The ruling leaves CSAPR’s predecessor, the Clean Air Interstate Rule, in place. In October 2012, the EPA appealed the Court’s decision, and in June 2013, the U.S. Supreme Court determined that it would consider the appeal during its next term, and a decision is expected sometime in 2014. While MATS remains in effect, we believe it could take one to two years for any regulatory response to develop in response to the Court’s ruling on CSAPR. Uncertainty concerning environmental final rules and regulations could impact our Power Generation segment. For example, instead of adding environmental equipment, some of our customers may decide to close down their least efficient coal-fired boilers.

Future decisions to retire boilers would impact our business in a variety of ways, including the servicing and retrofitting of operating power plants. The need to replace retired generating capacity with cleaner technologies would also create business opportunities for us. To generate energy while minimizing the emission of greenhouse gasses, we are actively researching and developing a range of products, including:

•	non-carbon technologies, such as nuclear power plants and solar receivers for concentrating solar power plants;

•	low-carbon technologies that enable clean use of fossil fuels, such as oxy-fuel combustion and regenerable solvent absorption technologies to scrub carbon dioxide from exhaust gases; and

•	carbon-neutral technologies, such as biomass-fueled boilers and gasifiers, which can use a renewable resource where the growing biomass re-absorbs the carbon dioxide emitted during energy production.

Changes and the uncertainties described above regarding the regulatory landscape, low natural gas prices and continued uncertainty in the economy have dampened the medium-term expected rate of growth of our environmental business within this segment and will likely result in a near-term decline in environmental revenues. Utilities continue to operate coal-fired plants that require the environmental equipment and services that our Power Generation segment provides. However, we now expect that the timeframe over which such projects will be spread will be longer than our original timeframe of three to four years. Subject to further clarification of environmental regulations in the U.S., we now expect the current environmental cycle to extend through the end of the decade, during which we anticipate a more competitive landscape in the near to medium term.

Nuclear Operations

We expect the backlog of our Nuclear Operations segment of approximately $2.4 billion at December 31, 2013 to produce revenues of approximately $0.9 billion in 2014, not including any change orders or new contracts that may be awarded during the year. Awards expected to be received in the first quarter of 2014 totaling approximately $700 million, which were delayed from the fourth quarter of 2013 due to events associated with the government shutdown and budget approval delays, will generate additional revenues in 2014.

The revenues of our Nuclear Operations segment are largely a function of defense spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, we are a significant participant in the defense industry and have not been negatively impacted by sequestration or federal budget reductions to date. We believe many of our programs are well aligned with national defense and other strategic priorities, and we supply high-end equipment for submarines and aircraft carriers for the U.S. Navy. However, it is possible that reductions in federal government spending and sequestration could have an adverse impact on the operating results and cash flows of our Nuclear Operations and Technical Services segments in the future.

Technical Services

A significant portion of this segment’s operations are conducted through joint ventures, which typically earn fees and we account for them following the equity method of accounting. See Note 3 to our consolidated financial statements included in this report for financial information on our equity method investments. As a result, this segment reports minimal backlog and revenues.

With our specialized capabilities of full life-cycle management of special nuclear materials, facilities and technologies, our Technical Services segment is well-positioned to continue to participate in the continuing cleanup, operation and management of the nuclear sites and weapons complexes maintained by the DOE and the U.K. Nuclear Decommissioning Authority.

Contracts for two projects under B&W led management teams, Y-12 and Pantex, ended in 2010 but were extended while the NNSA conducted a contract re-compete process. In addition, the NNSA determined it would be advantageous to combine the management of Y-12 and Pantex into a single management contract. On January 8, 2013, we were notified that our joint venture, Nuclear Production Partners, LLC (“NP2”), was not selected to lead the NNSA’s combined Management and Operating contract for the Y-12 National Security Complex and Pantex Plant. Since then, we have filed multiple protests with the GAO in relation to the selection decision. On November 1, 2013 we received notification that NP2 was not selected by NNSA in the re-affirmed procurement decision. On November 20, 2013, we filed our third and latest protest with the GAO encompassing concerns identified previously and through information received during the NNSA debriefing process. We will continue to manage these sites under existing contracts through our joint ventures and during any transition period, which has yet to be determined.

This segment produced $58.2 million of operating income in 2013. We expect operating income attributable to this segment to be lower in 2014 based on the new ownership fee structure for the combined Y-12/Pantex contract or the eventual loss of the contract resulting from an unsuccessful protest.

Nuclear Energy

We expect the backlog of our Nuclear Energy segment of approximately $142 million at December 31, 2013 to produce revenues of approximately $92 million in 2014, not including any change orders or new contracts that may be awarded during the year. The revenues in this segment primarily depend on the demand and competitiveness of nuclear energy. The activity of this segment depends on capital expenditures and maintenance spending of nuclear utilities.

A significant portion of this segment’s activities is generated from the Canadian nuclear market, which could cause variability in our financial results depending on the level of maintenance and capital spending of Canadian utilities in a given year.

mPower

The development, general and administrative and capital costs to develop and commercialize our B&W mPower™ technology will require a substantial amount of investment over a period of years, and the funding requirements may vary significantly from period to period. We intend to continue with our plan to seek third party funding and/or participation to pursue the development and commercialization of this technology. On November 13, 2013, we announced that we have accelerated our search for additional equity partner(s) with intentions of the additional equity partner(s) collectively owning a majority equity interest in GmP. If such transaction is consummated, GmP may no longer be a consolidated subsidiary of B&W.

We have been selected to receive funding and have signed a Cooperative Agreement with the DOE under its Funding Program, which is expected to provide financial assistance initially totaling at least $150 million for SMR design engineering and licensing activities supporting a planned commercial operating date for the first mPower Plant by 2022. The Funding Program is a cost-sharing award that requires us to use the DOE funds to cover first-of-a-kind engineering costs associated with SMR design certification and licensing efforts. The DOE will provide cost reimbursement for up to 50%, subject to the overall size of the award, of qualified expenditures incurred from April 1, 2013 to March 31, 2018. The DOE has authorized $99.3 million of funding for this award program as of December 31, 2013. Congress has allocated and designated an additional $85 million from the 2014 budget to the Cooperative Agreement; however, the DOE has not yet obligated those funds to us. The Cooperative Agreement also provides for reimbursement of pre-award costs incurred from October 1, 2012 to March 31, 2013. During the year ended December 31, 2013, we recognized $78.4 million of the cost-sharing award, including $21.5 million of pre-award cost reimbursement, as a reduction of research and development costs on our consolidated statements of income. Of the total pre-award cost reimbursement, $9.7 million relates to research and development costs incurred in the year ended December 31, 2012.

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

Contracts and Revenue Recognition. We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours or a cost-to-cost method, as applicable to the product or activity involved. We recognize estimated contract revenue and resulting income based on costs incurred to date as a percentage of total estimated costs. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report. In the years ended December 31, 2013, 2012 and 2011, we recognized net favorable changes in estimate related to long-term contracts accounted for on the percentage-of-completion basis that increased operating income by approximately $21.9 million, $93.1 million and $33.1 million, respectively. The 2013 amount includes contract losses totaling $35.6 million for additional estimated costs to complete a project in our Power Generation segment. This is in addition to approximately $16.9 million of contract losses, net of claims, recorded on this project in 2012. The 2011 amount includes approximately $61.8 million ($50.7 million in our Nuclear Energy segment and $11.1 in our Nuclear Operations segment) to complete certain projects attributable to unfavorable changes in estimate due to productivity and scheduling issues. The projects in 2011 are now complete.

For contracts as to which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these deferred profit recognition contracts, we recognize revenue and cost equally and only recognize gross margin when probable and reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical except to assure that no loss will be incurred as deferred profit recognition contracts. We did not enter into any contracts that we have accounted for as deferred profit recognition contracts during 2013, 2012 or 2011.

Our policy is to account for fixed-price contracts under the completed-contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. For example, if we have no experience in performing the type of work on a particular project and are unable to develop reasonably dependable estimates of total costs to complete, we would follow the completed-contract method of accounting for such projects. Generally, our management’s policy is not to enter into fixed-price contracts without an accurate estimate of cost to complete. However, it is possible that in the time between contract execution and the start of work on a project, we could lose confidence in our ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed-contract method of accounting for that project. We did not enter into any contracts that we have accounted for under the completed-contract method during 2013, 2012 or 2011.

For parts orders and certain aftermarket services activities, we recognize revenues as goods are delivered and work is performed.

Although we continually strive to improve our ability to estimate our contract costs and profitability, adjustments to overall contract costs due to unforeseen events could be significant in future periods. We recognize claims for extra work or for changes in scope of work in contract revenues, to the extent of costs incurred, when we believe collection is probable and can be reasonably estimated. We recognize income from contract change orders or claims when formally agreed with the customer. We regularly assess the collectability of contract revenues and receivables from customers.

Property, Plant and Equipment. We carry our property, plant and equipment at depreciated cost, reduced by provisions to recognize economic impairment when we determine impairment has occurred. Property, plant and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Our estimates of cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes in operating performance. Any changes in such factors may negatively affect our business segments and result in future asset impairments.

We depreciate our property, plant and equipment using the straight-line method, over estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. We expense the costs of maintenance, repairs and renewals, which do not materially prolong the useful life of an asset, as we incur them.

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

Pension Plans and Postretirement Benefits. We estimate income or expense related to our pension and postretirement benefit plans based on actuarial assumptions, including assumptions regarding discount rates and expected returns on plan assets. We determine our discount rate based on a review of published financial data and discussions with our actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension and postretirement plan obligations. Based on historical data, market projections and discussions with our actuary, we determine our expected return on plan assets based on the expected long-term rate of return on our plan assets and the market-related value of our plan assets. Our pension plan assets can include assets that are difficult to value. Changes in these assumptions can result in significant changes in our estimated pension income or expense and our consolidated financial condition. We revise our assumptions on an annual basis based upon changes in current interest rates, return on plan assets and the underlying demographics of our workforce. These assumptions are reasonably likely to change in future periods and may have a material impact on future earnings. We immediately recognize actuarial gains and losses into earnings in the fourth quarter of each year as a component of net periodic benefit cost.

Loss Contingencies. We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation, as discussed in Note 11 to our consolidated financial statements included in this report. We have accrued our estimates of the probable losses associated with these matters. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to the possibility of multiple actions by third parties. Therefore, it is possible that future earnings could be affected by changes in our estimates related to these matters.

Goodwill. In accordance with FASB Topic Intangibles – Goodwill and Other, we perform periodic testing of goodwill for impairment. We may elect to perform a qualitative test when we believe that there is sufficient excess fair value over carrying value based on our most recent quantitative assessment, adjusted for relevant events and circumstances that could affect fair value during the current year. If we conclude based on this assessment that it is more likely than not that the reporting unit is not impaired, we do not perform the two-step quantitative impairment test. In all other circumstances, we utilize the two-step quantitative impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss. The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

Each year, we evaluate goodwill at each reporting unit to assess recoverability and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. We determined that both the income and market valuation approaches provide inputs into the estimate of the fair value of our reporting units, which would be considered by market participants. Under the income valuation approach, we employ a discounted cash flow model to estimate the fair value of each reporting unit. This model requires the use of significant estimates and assumptions regarding future revenues, costs, margins, capital expenditures, changes in working capital, terminal year growth rate and cost of capital. Our cash flow models are based on our forecasted results for the applicable reporting units. Actual results could differ from our projections. Under the market valuation approach, we employ the guideline publicly traded company method, which indicates the fair value of the equity of each reporting unit by comparing it to publicly traded companies in similar lines of business. After identifying and selecting guideline companies, we analyze their business and financial profiles for relative similarity. Factors such as size, growth, risk and profitability are analyzed and compared to each of our reporting units. We have completed our annual review of goodwill for each of our reporting units for the year ended December 31, 2013, which indicated that we had no impairment of goodwill. The fair value of our reporting units was substantially in excess of carrying value, with the exception of our Nuclear Energy reporting unit. The fair value of the Nuclear Energy reporting unit exceeded its carrying value by approximately 22% based on our step one quantitative test. The Nuclear Energy reporting unit had goodwill totaling $14.0 million at December 31, 2013.

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

Income Taxes. Income tax expense for federal, foreign, state and local income taxes are calculated on pre-tax income based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess deferred taxes and the adequacy of the valuation allowance on a quarterly basis. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of provision for income taxes on our consolidated statements of income.

Warranty. We accrue estimated expense included in cost of operations on our consolidated statements of income to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts. In addition, we record specific provisions or reductions when we expect the actual warranty costs to significantly differ from the accrued estimates. Factors that impact our estimate of warranty costs include prior history of warranty claims and our estimates of future costs of materials and labor. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows.

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

For further discussion of recently adopted accounting standards, see Note 1 to our consolidated financial statements included in this report.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

The Babcock & Wilcox Company

Consolidated revenues decreased 0.7%, or $22.2 million, to $3.27 billion in the year ended December 31, 2013 compared to $3.29 billion in 2012. Our Power Generation segment revenues decreased $18.3 million, or 1.0%, primarily attributable to decreased revenue in our new build steam generation systems and new build environmental equipment businesses, partially offset by increases in our aftermarket services business. Our Nuclear Operations segment experienced a $69.7 million, or 6.3%, increase in revenues, primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs and naval nuclear fuel and downblending activities. Our Technical Services segment revenues decreased $3.6 million, or 3.3%. In addition, our Nuclear Energy segment revenues decreased $41.8 million, or 12.8%, primarily attributable to decreased activity in our nuclear services and nuclear equipment businesses associated with the completion of several large contracts that were ongoing in 2012.

Consolidated operating income increased $189.8 million to $536.4 million in the year ended December 31, 2013 from $346.6 million in 2012. Operating income includes actuarial gains and losses (“MTM charges”) related to our pension and postretirement plans, which reflected a fourth quarter non-cash gain (loss) of $222.7 million and $(31.9) million in 2013 and 2012, respectively. In addition, operating income for the year ended December 31, 2013 includes special charges for restructuring activities totaling $39.6 million related to the Global Competitiveness Initiative (“GCI”) we launched to enhance competitiveness, better position B&W for growth, and improve profitability. Excluding MTM charges and GCI charges, operating income of our reportable segments and unallocated corporate expenses decreased $25.3 million for the year ended December 31, 2013 compared to 2012. We experienced decreased operating income in our Power Generation segment of $27.6 million primarily due to additional estimated costs to complete a new build steam generation systems project experiencing unforeseen worksite conditions and fuel specification issues. Operating income in our Nuclear Operations segment increased by $11.6 million associated with the revenue growth discussed above. The Technical Services segment operating income decreased by $1.5 million, primarily due to lower award fees earned on its NNSA projects. The Nuclear Energy segment experienced a decrease in operating income totaling $42.0 million associated with the decline in revenues noted above, lower margins from project mix, and an $18.1 million project settlement realized in the prior period. We experienced increased operating income in our mPower segment totaling $32.2 million as the $78.4 million recognized under the DOE Cooperative Agreement more than offset increased research and development activities related to the continued development of the B&W mPower™ reactor.

Power Generation

Revenues decreased 1.0%, or $18.3 million, to $1,767.7 million in the year ended December 31, 2013, compared to $1,786.0 million in 2012. The net decrease is primarily attributable to a $56.9 million decrease in our new build steam generation systems business due to a lower level of activity on waste-to-energy and industrial boiler projects. We also experienced a $12.3 million decrease in our new build environmental equipment business principally driven by lower levels of engineering, procurement and construction activities as projects related to the previously enacted environmental rules and regulations near completion and uncertainties continue regarding the ultimate outcome of environmental regulations. These decreases were partially offset by an increase in revenues of $43.6 million in our aftermarket services business as increases in boiler-related construction and maintenance services more than offset a decrease in environmental retrofit activity.

Operating income decreased $27.6 million to $155.8 million in the year ended December 31, 2013 compared to $183.4 million in 2012, due to contract losses totaling $35.6 million recorded for additional estimated costs to complete a new build steam generation systems project experiencing unforeseen worksite conditions and fuel specification issues. These losses are in addition to $16.9 million of contract losses, net of claims, recorded for this project during the fourth quarter of 2012. In addition to the lower revenues discussed above, we also experienced more competitive profit margins and a lower level of net favorable project close-outs compared to the prior period. These decreases in income were partially offset by decreased overhead costs and a $12.5 million reduction in selling, general and administrative expenses due to ongoing cost reduction initiatives.

Nuclear Operations

Revenues increased 6.3%, or $69.7 million, to $1,167.7 million in the year ended December 31, 2013 compared to $1,098.0 million in the corresponding period of 2012, primarily attributable to increased activity related to the manufacturing of nuclear components for U.S. Government programs totaling $55.9 million and increased activity in our naval nuclear fuel and downblending activities totaling $13.8 million as compared to the corresponding period of 2012.

Operating income increased $11.6 million to $237.9 million in the year ended December 31, 2013 compared to $226.3 million in the corresponding period in 2012 primarily attributable to increased activity related to the manufacturing of nuclear components for U.S. Government programs totaling $9.6 million and increased activity in our naval nuclear fuel and downblending activities totaling $2.0 million.

Technical Services

Revenues decreased 3.3%, or $3.6 million, to $104.3 million in the year ended December 31, 2013 compared to $107.9 million for the corresponding period of 2012, primarily attributable to lower reimbursable costs at our Naval Reactor decommissioning and decontamination project.

Operating income decreased $1.5 million, to $58.2 million in the year ended December 31, 2013 compared to $59.7 million for the corresponding period of 2012. This decrease is principally due to net lower fees for NNSA projects totaling $2.7 million and lower income associated with a restructured contract totaling $3.7 million. These amounts were offset by lower selling, general and administrative expenses of $4.8 million compared to 2012 primarily due to timing of new proposals resulting in lower business development expenses.

Nuclear Energy

Revenues decreased 12.8%, or $41.8 million, to $283.9 million in the year ended December 31, 2013 compared to $325.7 million in the corresponding period of 2012. The decrease in revenues is primarily attributable to decreased activity in our nuclear services and nuclear equipment businesses of $95.8 million associated with the completion of several large contracts that were ongoing in the prior period and $18.4 million of revenue recorded in the prior year related to the settlement agreement reached with Energy Northwest related to a condenser replacement project at Columbia Generating Station in 2011. This decline in revenue was partially offset by increased project activities associated with an ongoing long-term project in our nuclear projects business.

Operating income decreased $42.0 million to $8.6 million in the year ended December 31, 2013 compared to $50.6 million in the corresponding period of 2012. This decrease is primarily attributable to the decline in revenues noted above, lower margins due to unfavorable project mix compared to the prior period, and $18.1 million (net of related expenses) recognized in 2012 associated with the Energy Northwest settlement agreement discussed above. These decreases were partially offset by $7.1 million of favorable warranty experience.

mPower

Operating income increased $32.2 million to a loss of $81.3 million in the year ended December 31, 2013 compared to a loss of $113.5 million in the corresponding period of 2012. Research and development activities related to the continued development of the B&W mPower™ reactor increased by $40.8 million, offset by the recognition of $78.4 million of the cost-sharing award from the DOE under the Cooperative Agreement as a reduction of research and development costs. The cost-sharing amount recognized includes $21.5 million of pre-award cost reimbursement for the period from October 2012 through March 2013. Selling, general, and administrative expenses increased by $5.0 million compared to the corresponding period of 2012 primarily due to increased business development activity.

Corporate

Unallocated corporate expenses decreased $2.0 million to $26.0 million in the year ended December 31, 2013, as compared to $28.0 million in 2012, due to GCI cost savings, partially offset by increased corporate development costs.

Other Income Statement Items

Other—net decreased $7.4 million to a loss of $17.5 million in the year ended December 31, 2013, as compared to a loss of $24.9 million for the corresponding period in 2012, primarily due to the impairment of the remainder of our USEC investment in 2013 totaling $19.1 million compared to a $27.0 million impairment of our USEC investment in 2012.

Net Loss Attributable to Noncontrolling Interest

Net Loss Attributable to Noncontrolling Interest increased $3.4 million in the year ended December 31, 2013 compared to 2012, primarily attributable to noncontrolling interest recognition of losses incurred in connection with B&W mPowerTM reactor development efforts.

Provision for Income Taxes

For the year ended December 31, 2013, our provision for income taxes increased $82.7 million to $184.6 million, while income before provision for income taxes increased $197.8 million to $517.2 million. Our effective tax rate was approximately 35.7% for 2013, as compared to 31.9% for 2012. The increase in our effective tax rate is primarily related to the significant increase in income before provision for income taxes attributable to our mark to market pension adjustments and the effect that had on the overall jurisdictional mix of our pre-tax earnings in 2013 as compared to 2012, as well as the recognition of previously unrecognized tax benefits associated with the lapse in 2012 of applicable statutes of limitation. In addition, our provision for income taxes in 2013 was benefited by the American Taxpayer Relief Act of 2012, enacted on January 2, 2013 which retroactively extended the U.S. research & development tax credit for two years, offset by a change in our assertion with respect to some of our undistributed foreign earnings.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions were as shown below:

	Income before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	2013	2012	2013	2012	2013	2012
	(In thousands)		(In thousands)
United States	$399,263	$222,840	$153,404	$78,868	38.4%	35.4%
Non-United States	117,910	96,578	31,179	22,993	26.4%	23.8%

Total	$517,173	$319,418	$184,583	$101,861	35.7%	31.9%

We are subject to U.S. federal income tax at a statutory rate of 35% on our U.S. operations plus the applicable state income taxes on our profitable U.S. subsidiaries. Our non-U.S. earnings are subject to tax at various tax rates and under various tax regimes, including deemed profits tax regimes.

See Note 5 to our consolidated financial statements included in this report for further information on income taxes.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

The Babcock & Wilcox Company

Consolidated revenues increased 11.5%, or $339.3 million, to $3.29 billion in the year ended December 31, 2012 compared to $2.95 billion in 2011. Our Power Generation segment revenues increased $244.5 million, or 15.9%, primarily attributable to increased revenue in our new build environmental equipment and new build steam generation systems businesses, partially offset by decreases in our aftermarket services business. Our Nuclear Operations segment experienced a $54.8 million, or 5.3%, increase in revenues, primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs and increased volume in our naval nuclear fuel and downblending activities. Our Technical Services segment revenues decreased $11.8 million, or 9.9%. In addition, our Nuclear Energy segment revenues increased $4.2 million, or 1.3%.

Consolidated operating income increased $250.9 million to $346.6 million in the year ended December 31, 2012 from $95.7 million in 2011. Operating income includes actuarial gains and losses related to our pension and postretirement plans, which were fourth quarter non-cash losses totaling $31.9 million and $215.4 million in 2012 and 2011, respectively. Excluding these MTM charges, operating income of our reportable segments and unallocated corporate expenses increased $67.4 million for the year ended December 31, 2012 compared to 2011. We experienced increased operating income in our Nuclear Operations segment associated with the revenue growth discussed above totaling $31.9 million. Operating income for our Nuclear Energy segment increased $71.4 million, primarily attributable to project costs to complete the condenser replacement project at Columbia Generating Station recognized during 2011 that did not reoccur in 2012. These increases were partially offset by decreased operating income in our Technical Services segment totaling $10.2 million, primarily due to reduced award fees earned in 2012 and increased corporate expenses which totaled $7.6 million. We also experienced decreased operating income in our mPower segment totaling $17.4 million due to increased research and development activities related to the continued development of the B&W mPower™ reactor. Operating income in our Power Generation segment was relatively unchanged in 2012.

Power Generation

Revenues increased 15.9%, or $244.5 million, to $1,786.0 million in the year ended December 31, 2012, compared to $1,541.5 million in 2011, primarily attributable to a $210.7 million increase in our new build environmental equipment business and a $94.4 million increase in our new build steam generation systems business. In our new build environmental equipment business, the increase in revenues was principally driven by ongoing engineering, procurement and construction activities on projects as a result of new environmental rules and regulations. In our new build steam generation systems business, the main driver for this increase in revenues was a significant increase in activity on waste-to-energy and biomass boiler projects. These increases were partially offset by lower revenues of $53.1 million in our aftermarket services business primarily due to lower construction activities on boiler retrofit service projects and boiler replacement parts sales to existing power plants largely as a result of reduced demand from coal-fired power plants due to lower natural gas prices. The aftermarket services business did however experience an increase in aftermarket environmental parts, services and construction activities as customers invested to keep their existing environmental equipment in compliance with new environmental rules and regulations.

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

Nuclear Energy

Revenues increased 1.3%, or $4.2 million, to $325.7 million in the year ended December 31, 2012 compared to $321.5 million in the corresponding period of 2011, primarily attributable to increased activity in our nuclear services and nuclear equipment businesses of $18.5 million principally due to timing of customer outage projects and execution of our long-term equipment manufacturing contracts. This revenue increase was partially offset by lower revenue in our nuclear projects business due to the completion of a major project in the prior year. For the year ended December 31, 2012, revenues in our nuclear projects business also included $18.4 million from the May 2012 claims settlement agreement reached with Energy Northwest related to a condenser replacement project at the Columbia Generating Station in 2011.

Operating income increased $71.4 million to income of $50.6 million in the year ended December 31, 2012 compared to a loss of $20.8 million in the corresponding period of 2011, primarily due to $50.7 million of project costs to complete the condenser replacement project at Columbia Generating Station recognized during the year ended December 31, 2011 and $18.1 million income (net of related expenses) recognized in the year ended December 31, 2012 associated with the May 2012 settlement discussed above. In addition, operating income in our nuclear services and nuclear equipment businesses increased by $3.6 million associated with the increased revenue discussed above.

mPower

Operating income decreased $17.4 million to a loss of $113.5 million in the year ended December 31, 2012 compared to a loss of $96.1 million in the corresponding period of 2011. Research and development activities related to the continued development of the B&W mPower™ reactor increased by $12.1 million, including a $1.4 million increase in non-cash in-kind research and development services contributed by GmP’s minority partner. Selling, general, and administrative expenses increased by $5.0 million compared to the corresponding period of 2011.

Corporate

Unallocated corporate expenses increased $7.6 million to $28.0 million in the year ended December 31, 2012, as compared to $20.4 million in 2011, mainly due to higher information technology costs, outside consultant costs and a decrease in operating results in our captive insurance company in 2012 compared to 2011.

Other Income Statement Items

Other - net decreased $26.9 million to a loss of $24.9 million in the year ended December 31, 2012, as compared to income of $2.0 million for the corresponding period in 2011, primarily due to the impairment of our USEC investment totaling $27.0 million, which we recognized in the three months ended September 30, 2012.

Net Loss Attributable to Noncontrolling Interest

Net Loss Attributable to Noncontrolling Interest increased $2.4 million in the year ended December 31, 2012 compared to 2011, primarily attributable to noncontrolling interest recognition of losses incurred in connection with the B&W mPower™ reactor development efforts.

Provision for Income Taxes

For the year ended December 31, 2012, our provision for income taxes increased $78.0 million to $101.9 million, while income before provision for income taxes increased $224.9 million to $319.4 million. Our effective tax rate was approximately 31.9% for 2012, as compared to 25.3% for 2011. The increase in our effective tax rate was primarily attributable to a significant shift in jurisdictional mix of pre-tax earnings in 2012 as compared to 2011, and the temporary expiration in 2012 of the U.S. research & development tax credit, offset in part by a reduction of reserves for uncertain tax positions.

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

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. Some provisions of this law provide for retroactive changes to the 2012 tax year, which we did not consider in determining our effective tax rate for 2012. The impact of these retroactive changes was recorded in the first quarter of 2013.

See Note 5 to our consolidated financial statements included in this report for further information on income taxes.

ADJUSTED RESULTS OF OPERATIONS

In the results of operations discussion above, we have disclosed operating income changes excluding MTM charges and GCI charges which have been recorded in accordance with generally accepted accounting principles. We disclose this non-GAAP financial measure because we believe it provides an enhanced understanding of the relationship between our reported results of operations and our segment operating performance.

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

LIQUIDITY AND CAPITAL RESOURCES

Our overall liquidity position, which we generally define as our unrestricted cash and investments plus amounts available for borrowings under our credit facility, remained strong in 2013. Our liquidity position at December 31, 2013 decreased by approximately $120.3 million to $898.2 million from $1,018.5 million at December 31, 2012, mainly due to factors discussed below and due to the changes in our cash flows from operating, investing and financing activities. We experienced net cash generated from operations in each of the years ended December 31, 2013, 2012 and 2011. Typically, the fourth quarter has been the period of highest cash flows from operating activities, primarily attributable to payments received from the U.S. Government on accounts receivable retainages, cash dividends received from our joint ventures and strong working capital performance.

Credit Facility

On June 8, 2012, B&W entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent, which amended and restated our previous Credit Agreement dated May 3, 2010. The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $700 million, and is scheduled to mature June 8, 2017. The proceeds of the Credit Agreement are available for working capital needs and other general corporate purposes. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $1.0 billion for all revolving loan and letter of credit commitments.

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

The Credit Agreement contains financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, the level of debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt and mergers. At December 31, 2013, we were in compliance with all of the covenants set forth in the Credit Agreement. A comparison of the key financial covenants and current compliance at December 31, 2013 is as follows:

	Required	Actual
Less than
Maximum leverage ratio	2.75 to 1.0	0.08 to 1.0
Greater than
Minimum interest coverage ratio	4.0 to1.0	87.84 to 1.0

Loans outstanding under the Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 2.25% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month Eurocurrency rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 1.25% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. Under the Credit Agreement, we are charged a commitment fee on the unused portions of the Credit Agreement and that fee varies between 0.225% and 0.350% per year depending on the credit ratings of the Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.25% and 2.25% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.80% and 1.25% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, we paid upfront fees to the lenders thereunder, and arrangement and other fees to the arrangers and agents of the Credit Agreement. At December 31, 2013, there were no borrowings outstanding and letters of credit issued under the Credit Agreement totaled $163.0 million, resulting in $537.0 million available for borrowings or to meet letter of credit requirements. The applicable interest rate at December 31, 2013 under this facility was 3.75% per year for revolving loans.

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

Other Arrangements

Certain subsidiaries within our Power Generation segment have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees as of December 31, 2013 was $96.4 million.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety’s discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2013, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $405.8 million.

OTHER

Foreign Operations

Included in our total unrestricted cash and cash equivalents is approximately $198.0 million or 57.2% related to foreign operations and subsidiaries. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the U.S., which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. as the liquidity generated by our U.S. operations is sufficient to meet the cash requirements of our U.S. operations.

Cash, Cash Equivalents, Restricted Cash and Investments

In the aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by approximately $130.3 million to $410.0 million at December 31, 2013 from $540.3 million at December 31, 2012, primarily due to the items discussed below.

Our working capital increased by approximately $68.4 million to $510.2 million at December 31, 2013 from $441.8 million at December 31, 2012, attributable primarily to a reduction in advance billings on contracts offset by a decline in investments.

Our net cash provided by operating activities was approximately $137.9 million in the year ended December 31, 2013 compared to $184.9 million in the year ended December 31, 2012. This decrease was primarily attributable to changes in net contracts in progress and advance billings due to timing of project billings, offset by lower pension contributions.

Our net cash used in investing activities decreased by approximately $131.5 million to cash provided by investing activities of approximately $20.1 million in the year ended December 31, 2013 from cash used in investing activities of approximately $111.4 million in the year ended December 31, 2012. This decrease in net cash used in investing activities was primarily attributable to sales and maturities of investments whose proceeds were utilized for corporate purposes rather than reinvested in available-for-sale securities.

Our net cash used in financing activities increased by approximately $82.9 million to $190.9 million in the year ended December 31, 2013 as compared to $108.0 million in the year ended December 31, 2012. This increase in net cash used in financing activities was primarily attributable to the repurchase of common shares and the full year payment of dividends in 2013.

At December 31, 2013, we had restricted cash and cash equivalents totaling $48.7 million, $3.9 million of which was held in restricted foreign cash accounts, $2.8 million of which was held for future decommissioning of facilities (which we include in other assets on our consolidated balance sheets), and $42.0 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments).

At December 31, 2013, we had short-term and long-term investments with a fair value of $15.2 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments.

Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income. Our net unrealized gain/loss on investments is currently in an unrealized gain position totaling approximately $0.2 million at December 31, 2013. At December 31, 2012, we had unrealized gains on our investments totaling approximately $0.6 million. Based on our analysis of these investments, we believe that none of our available-for-sale securities were permanently impaired as of December 31, 2013.

Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

Our cash requirements as of December 31, 2013 under current contractual obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt principal (a)	$4,896	$4,671	$225	$—	$—
Lease payments	$39,449	$10,814	$13,787	$9,243	$5,605

We expect cash requirements totaling approximately $66.6 million for contributions to our pension plans in 2014. In addition, we anticipate cash requirements totaling approximately $9.4 million for contributions to our other postretirement benefit plans in 2014.

(a) Interest payments on these borrowings as of December 31, 2013 are not significant.

Our contingent commitments under letters of credit, bank guarantees and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
		(In thousands)
$665,188	$210,821	$391,155	$62,556	$656

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have exposure to changes in interest rates on the Credit Agreement (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”). At December 31, 2013, we had no outstanding borrowings under this facility. We have no material future earnings or cash flow exposures from changes in interest rates on our other long-term debt obligations.

We have operations in many foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange (“FX”) rates or weak economic conditions in those foreign markets. In order to manage the risks associated with FX rate fluctuations, we attempt to hedge those risks with FX derivative instruments. Historically, we have hedged those risks with FX forward contracts. We do not enter into speculative derivative positions.

Interest Rate Sensitivity

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

	Principal Amount by Expected Maturity
	(In thousands)
At December 31, 2013:								Fair Value at December 31, 2013
	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Investments	$10,747	—	—	—	—	$4,224	$14,971	$15,174
Average Interest Rate	0.18%	—	—	—	—	0.25%
Long-term Debt	$4,671	$225	—	—	—	—	$4,896	$4,917
Average Interest Rate	6.31%	0.46%	—	—	—	—

At December 31, 2012:								Fair Value at December 31, 2012
	Years Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Investments	$88,750	—	—	—	—	$3,511	$92,261	$92,859
Average Interest Rate	0.29%	—	—	—	—	0.36%
Long-term Debt	$4,062	$215	$215	—	—	—	$4,492	$4,529
Average Interest Rate	6.28%	0.46%	0.46%	—	—	—

Exchange Rate Sensitivity

The following table provides information about our FX forward contracts outstanding at December 31, 2013 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average FX rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual FX rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands)

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2014	December 31, 2013	Exchange Rate
British Pound Sterling	$8,726	$412	1.5669
British Pound Sterling (selling Euros)	$353	$13	0.8679
Canadian Dollars	$24,958	$(385)	1.0539
Euros	$2,182	$29	1.3555
Euros (selling Canadian Dollars)	$169	$8	1.4123
Swedish Krona (selling Danish Krona)	$96	$(4)	1.1598
Swedish Krona (selling Norwegian Krona)	$373	$22	1.1267
U.S. Dollars (selling Canadian Dollars)	$1,987	$917	1.0505

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2015	December 31, 2013	Exchange Rate
British Pound Sterling	$1,665	$50	1.5896
Canadian Dollars	$29,884	$(553)	1.0662
U.S. Dollars (selling Canadian Dollars)	$5,195	$94	1.0693

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2016	December 31, 2013	Exchange Rate
Canadian Dollars	$3,227	$(51)	1.0793

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Babcock & Wilcox Company:

We have audited the accompanying consolidated balance sheets of The Babcock & Wilcox Company and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Babcock & Wilcox Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 26, 2014

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$346,116	$383,547
Restricted cash and cash equivalents	45,945	60,961
Investments	10,748	88,769
Accounts receivable – trade, net	360,323	364,960
Accounts receivable – other	45,480	61,682
Contracts in progress	370,820	316,518
Inventories	113,058	124,218
Deferred income taxes	97,170	78,573
Other current assets	47,764	41,858

Total Current Assets	1,437,424	1,521,086

Property, Plant and Equipment	1,126,683	1,099,040
Less accumulated depreciation	679,604	652,019

Net Property, Plant and Equipment	447,079	447,021

Investments	4,426	4,090

Goodwill	281,708	280,780

Deferred Income Taxes	127,076	227,215

Investments in Unconsolidated Affiliates	184,831	186,354

Intangible Assets	81,521	87,686

Other Assets	45,088	86,123

TOTAL	$2,609,153	$2,840,355

See accompanying notes to consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current maturities of long-term debt	$4,671	$4,062
Accounts payable	319,774	264,798
Accrued employee benefits	163,833	186,495
Accrued liabilities – other	58,192	57,991
Advance billings on contracts	317,771	472,287
Accrued warranty expense	56,436	83,682
Income taxes payable	6,551	9,973

Total Current Liabilities	927,228	1,079,288

Long-Term Debt	225	430

Accumulated Postretirement Benefit Obligation	43,194	71,208

Environmental Liabilities	53,391	46,497

Pension Liability	336,878	579,165

Other Liabilities	65,296	60,851

Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 120,536,910 and 119,608,026 shares at December 31, 2013 and December 31, 2012, respectively	1,205	1,196
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; no shares issued	—	—
Capital in excess of par value	747,189	713,257
Retained earnings	656,916	349,063
Treasury stock at cost, 10,068,731 and 4,372,143 shares at December 31, 2013 and December 31, 2012, respectively	(268,971)	(109,809)
Accumulated other comprehensive income	28,348	32,728

Stockholders’ Equity – The Babcock & Wilcox Company	1,164,687	986,435
Noncontrolling interest	18,254	16,481

Total Stockholders’ Equity	1,182,941	1,002,916

TOTAL	$2,609,153	$2,840,355

See accompanying notes to consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenues	$3,269,208	$3,291,359	$2,952,040

Costs and Expenses:
Cost of operations	2,301,648	2,461,205	2,384,154
Research and development costs	79,226	120,562	106,396
Losses (gains) on asset disposals and impairments, net	1,049	1,419	(3,087)
Selling, general and administrative expenses	379,382	428,293	447,561
Special charges for restructuring activities	39,599	—	—

Total Costs and Expenses	2,800,904	3,011,479	2,935,024

Equity in Income of Investees	68,058	66,709	78,655

Operating Income	536,362	346,589	95,671

Other Income (Expense):
Interest income	1,443	1,491	1,342
Interest expense	(3,115)	(3,735)	(4,543)
Other – net	(17,517)	(24,927)	2,028

Total Other Expense	(19,189)	(27,171)	(1,173)

Income before Provision for Income Taxes	517,173	319,418	94,498
Provision for Income Taxes	184,583	101,861	23,880

Net Income	$332,590	$217,557	$70,618

Net Loss Attributable to Noncontrolling Interest	13,488	10,138	7,701

Net Income Attributable to The Babcock & Wilcox Company	$346,078	$227,695	$78,319

Earnings per Common Share:
Basic:
Net Income Attributable to The Babcock & Wilcox Company	$3.09	$1.92	$0.67
Diluted:
Net Income Attributable to The Babcock & Wilcox Company	$3.07	$1.91	$0.66

Shares used in the computation of earnings per share (Note 19):
Basic	111,901,750	118,418,930	117,560,594
Diluted	112,685,417	119,021,324	118,404,597

See accompanying notes to consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net Income	$332,590	$217,557	$70,618

Other Comprehensive Income:
Currency translation adjustments	(2,518)	4,284	747
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax (benefit) provision of $1,518, $(622) and $347, respectively	(4,418)	1,409	(877)
Reclassification adjustment for (gains) losses included in net income, net of tax benefit (provision) of $(973), $704 and $(496), respectively	2,942	(2,023)	1,655
Benefit obligations:
Unrecognized losses arising during the period, net of tax benefit of $1,177, $221 and $437, respectively	(1,928)	(434)	(1,205)
Amortization of benefit plan costs, net of tax benefit of $(1,035), $(1,159) and $(1,267), respectively	1,975	2,281	2,487
Investments:
Unrealized gains (losses) arising during the period, net of tax provision of $(103), $0 and $0, respectively	302	431	(74)
Reclassification adjustment for (gains) losses included in net income, net of tax provision of $30, $0 and $0, respectively	(769)	(35)	5

Other Comprehensive Income (Loss)	(4,414)	5,913	2,738

Total Comprehensive Income	328,176	223,470	73,356

Comprehensive Loss Attributable to Noncontrolling Interest	13,522	10,127	7,670

Comprehensive Income Attributable to The Babcock & Wilcox Company	$341,698	$233,597	$81,026

See accompanying notes to consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity

	Common Stock
	Shares	Par Value
		(In thousands, except share and per share amounts)
Balance December 31, 2010	116,963,664	$1,170	$637,396	$52,571	$24,119	$(2,397)	$712,859	$666	$713,525
Net income	—	—	—	78,319	—	—	78,319	(7,701)	70,618
Defined benefit obligations	—	—	—	—	1,282	—	1,282	—	1,282
Available-for-sale investments	—	—	—	—	(69)	—	(69)	—	(69)
Currency translation adjustments	—	—	—	—	716	—	716	31	747
Derivative financial instruments	—	—	—	—	778	—	778	—	778
Exercise of stock options	379,706	4	8,542	—	—	—	8,546	—	8,546
Contributions to thrift plan	510,510	5	13,093	—	—	—	13,098	—	13,098
Shares placed in treasury	—	—	—	—	—	(7,662)	(7,662)	—	(7,662)
Stock-based compensation charges	605,031	6	17,921	—	—	—	17,927	—	17,927
Contribution of in-kind services	—	—	—	—	—	—	—	16,584	16,584
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(401)	(401)

Balance December 31, 2011	118,458,911	$1,185	$676,952	$130,890	$26,826	$(10,059)	$825,794	$9,179	$834,973

Net income	—	—	—	227,695	—	—	227,695	(10,138)	217,557
Dividends declared ($.08 per share)	—	—	—	(9,522)	—	—	(9,522)	—	(9,522)
Defined benefit obligations	—	—	—	—	1,847	—	1,847	—	1,847
Available-for-sale investments	—	—	—	—	396	—	396	—	396
Currency translation adjustments	—	—	—	—	4,273	—	4,273	11	4,284
Derivative financial instruments	—	—	—	—	(614)	—	(614)	—	(614)
Exercise of stock options	261,784	3	4,511	—	—	—	4,514	—	4,514
Contributions to thrift plan	549,121	5	13,788	—	—	—	13,793	—	13,793
Shares placed in treasury	—	—	—	—	—	(99,750)	(99,750)	—	(99,750)
Stock-based compensation charges	338,210	3	18,006	—	—	—	18,009	—	18,009
Contribution of in-kind services	—	—	—	—	—	—	—	17,942	17,942
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(513)	(513)

Balance December 31, 2012	119,608,026	$1,196	$713,257	$349,063	$32,728	$(109,809)	$986,435	$16,481	$1,002,916

Net income	—	—	—	346,078	—	—	346,078	(13,488)	332,590
Dividends declared ($.34 per share)	—	—	—	(38,225)	—	—	(38,225)	—	(38,225)
Defined benefit obligations	—	—	—	—	47	—	47	—	47
Available-for-sale investments	—	—	—	—	(467)	—	(467)	—	(467)
Currency translation adjustments	—	—	—	—	(2,484)	—	(2,484)	(34)	(2,518)
Derivative financial instruments	—	—	—	—	(1,476)	—	(1,476)	—	(1,476)
Exercise of stock options	241,561	2	4,928	—	—	—	4,930	—	4,930
Contributions to thrift plan	464,451	5	13,934	—	—	—	13,939	—	13,939
Shares placed in treasury	—	—	—	—	—	(159,162)	(159,162)	—	(159,162)
Stock-based compensation charges	222,872	2	15,070	—	—	—	15,072	—	15,072
Contribution of in-kind services	—	—	—	—	—	—	—	15,794	15,794
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(499)	(499)

Balance December 31, 2013	120,536,910	$1,205	$747,189	$656,916	$28,348	$(268,971)	$1,164,687	$18,254	$1,182,941

See accompanying notes to consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$332,590	$217,557	$70,618
Non-cash items included in net income:
Depreciation and amortization	70,525	69,697	73,003
Income of investees, net of dividends	11,537	(15,115)	(20,854)
Losses (gains) on asset disposals and impairments	1,049	1,419	(3,087)
Impairment of USEC investment	19,139	27,000	—
In-kind research and development costs	15,794	17,942	16,584
Provision for (benefit from) deferred taxes	94,068	43,038	(19,200)
Recognition of (gains) losses for pension and postretirement plans	(219,915)	35,480	219,508
Stock-based compensation expense	15,072	18,009	17,927
Excess tax benefits from stock-based compensation	(177)	(1,571)	(4,083)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	19,726	(52,034)	(26,887)
Accounts payable	54,895	30,391	48,246
Contracts in progress and advance billings on contracts	(210,582)	32,527	(28,746)
Inventories	11,971	(16,448)	(6,052)
Income taxes	(6,364)	5,522	31,961
Accrued and other current liabilities	(28,499)	(30,553)	(23,106)
Pension liability, accrued postretirement benefit obligation and employee benefits	(68,961)	(168,004)	(144,802)
Other, net	26,018	(29,930)	(27,439)

NET CASH PROVIDED BY OPERATING ACTIVITIES	137,886	184,927	173,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash and cash equivalents	15,016	229	(48,923)
Purchases of property, plant and equipment	(64,950)	(86,635)	(63,874)
Acquisition of businesses, net of cash acquired	—	(318)	(11,907)
Purchase of intangible assets	(2,200)	—	—
Purchases of available-for-sale securities	(90,836)	(268,929)	(145,198)
Sales and maturities of available-for-sale securities	168,879	247,649	147,288
Proceeds from asset disposals	1,028	580	6,468
Proceeds from sale of an unconsolidated affiliate	—	2,091	—
Investment in equity and cost method investees	(6,884)	(6,064)	(38,176)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	20,053	(111,397)	(154,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	(211)	(4,643)	(1,782)
Payment of debt issuance costs	—	(4,902)	(82)
Increase in short-term borrowing	484	3,815	1,254
Repurchase of common shares	(157,093)	(96,774)	—
Dividends paid to common shareholders	(38,011)	(9,485)	—
Exercise of stock options	4,275	2,926	4,463
Excess tax benefits from stock-based compensation	177	1,571	4,083
Other	(499)	(514)	(401)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(190,878)	(108,006)	7,535

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(4,492)	2,814	(2,737)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,431)	(31,662)	24,067

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	383,547	415,209	391,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$346,116	$383,547	$415,209

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$86,924	$83,062	$33,505
SCHEDULE OF NONCASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$8,141	$7,902	$11,950

See accompanying notes to consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We have presented the consolidated financial statements of The Babcock & Wilcox Company (“B&W”) in U.S. dollars in accordance with accounting principles generally accepted in the United States (“GAAP”).

We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as “joint ventures.” We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at December 31, 2013 and for the year ended December 31, 2013. We present the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.

Unless the context otherwise indicates, “we,” “us” and “our” mean B&W and its consolidated subsidiaries.

Business Segments

We operate in five reportable segments: Power Generation, Nuclear Operations, Technical Services, Nuclear Energy and mPower. Our reportable segments at December 31, 2013 reflect changes we made during the first quarter of 2013 in the manner in which our segment operating information is reported for purposes of assessing operating performance and allocating resources. Prior to 2013, we reported four segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy. Our small modular nuclear reactor business, previously included in our Nuclear Energy segment, is now being reported as a separate segment, mPower. The change in our reportable segments had no impact on our previously reported consolidated results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and disclosures included in this report. For financial information about our segments, see Note 17 to our consolidated financial statements included in this report.

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

•

Our Technical Services segment provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided to the DOE, including the NNSA, the Office of Nuclear Energy and the Office of Science; the Department of Defense and the Office of Environmental Management. Through this segment we deliver products and management solutions to nuclear operations and high-consequence manufacturing facilities. We also perform specialty manufacturing through production of centrifuge machines for USEC Inc.’s (“USEC”) American Centrifuge Plant. A significant portion of this segment’s operations are conducted through joint ventures.

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

•

Our mPower segment is actively designing the B&W mPowerTM reactor, a small modular reactor (“SMR”) design generally based on proven light-water nuclear technology and able to operate for four years without refueling. Through our majority-owned joint venture, Generation mPower LLC (“GmP”), we are developing the associated mPower Plant power generating facility, which will use two B&W mPowerTM reactors to generate 360 MW within an advanced passively safe and secure plant architecture. As part of this initiative, we have been selected as the only recipient to receive funding pursuant to a Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (the “Funding Program”) for SMR deployment by 2022. This Funding Program provides financial assistance for our mPower Plant design engineering and licensing activities supporting the planned first mPower Plant commercial operation date by 2022.

The consolidated results of operations, financial position and cash flows for the year ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Earnings Per Share

We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. We have a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units and performance shares and performance units, subject to satisfaction of specific performance goals. We include the shares applicable to these plans in dilutive earnings per share when related performance criteria have been met.

Investments

Our investments, primarily U.S. Government obligations, mutual funds, and commercial paper, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income. We classify investments available for current operations in the consolidated balance sheets as current assets, while we classify investments held for long-term purposes as noncurrent assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other – net. The cost of securities sold is based on the specific identification method. We include interest on securities in interest income.

Foreign Currency Translation

We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income. We report foreign currency transaction gains and losses in income. We have included in other - net transaction gains (losses) of $0.5 million, $(0.6) million and $(1.9) million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

In the year ended December 31, 2013, we recorded a contract loss totaling approximately $35.6 million based on our estimate of costs to complete a project. This is in addition to approximately $16.9 million of contract losses, net of claims, recorded on this project in 2012. In the year ended December 31, 2011, we recorded additional costs totaling approximately $61.8 million ($50.7 million in our Nuclear Energy segment and $11.1 in our Nuclear Operations segment) to complete certain projects attributable to changes in estimate due to productivity and scheduling issues. In May 2012, we entered into an agreement with the customer of the Nuclear Energy project to settle contract claims resulting in recognition of revenues totaling approximately $18.4 million in 2012.

The following represent the components of our contracts in progress and advance billings on contracts included in our consolidated balance sheets:

	December 31,
	2013	2012
	(In thousands)
Included in Contracts in Progress:
Costs incurred less costs of revenue recognized	$150,724	$135,972
Revenues recognized less billings to customers	220,096	180,546

Contracts In Progress	$370,820	$316,518

Included In Advance Billings on Contracts:
Billings to customers less revenues recognized	$411,156	$541,983
Costs incurred less costs of revenue recognized	(93,385)	(69,696)

Advance Billings on Contracts	$317,771	$472,287

The following amounts represent retainages on contracts:

	December 31,
	2013	2012
	(In thousands)
Retainages expected to be collected within one year	$84,389	$85,776
Retainages expected to be collected after one year	12,820	28,661

Total retainages	$97,209	$114,437

We have included in accounts receivable – trade retainages expected to be collected in 2014. Retainages expected to be collected after one year are included in other assets. Of the long-term retainages at December 31, 2013, we anticipate collecting $3.1 million in 2015, $4.8 million in 2016, $4.6 million in 2017 and $0.3 million in 2018.

Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	December 31,
	2013	2012
	(In thousands)
Currency translation adjustments	$38,415	$40,899
Net unrealized gain on investments	130	597
Net unrealized gain on derivative financial instruments	627	2,103
Unrecognized prior service cost on benefit obligations	(10,824)	(10,871)

Accumulated other comprehensive income	$28,348	$32,728

The amounts reclassified out of accumulated other comprehensive income by component and the affected consolidated statements of income line items are as follows:

	Year ended December 31,
	2013	2012	2011
Accumulated Other Comprehensive Income Component Recognized	(In thousands)			Line Item Presented
Realized (losses) gains on derivative financial instruments	$(1,885)	$(1,082)	$(4,128)	Revenues
	(2,174)	3,833	2,350	Cost of operations
	144	(24)	(373)	Other-net

	(3,915)	2,727	(2,151)	Total before tax
	973	(704)	496	Provision for Income Taxes

	$(2,942)	$2,023	$(1,655)	Net Income
Amortization of prior service cost on benefit obligations	$(2,813)	$(3,271)	$(3,650)	Cost of operations
	(197)	(169)	(104)	Selling, general and administrative expenses

	(3,010)	(3,440)	(3,754)	Total before tax
	1,035	1,159	1,267	Provision for Income Taxes

	$(1,975)	$(2,281)	$(2,487)	Net Income
Realized gains (losses) on investments	$799	$35	$(5)	Other-net
	(30)	0	0	Provision for Income Taxes

	$769	$35	$(5)	Net Income

Total reclassification for the period	$(4,148)	$(223)	$(4,147)

Warranty Expense

We accrue estimated expense included in cost of operations on our consolidated statements of income to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows.

The following summarizes the changes in the carrying amount of accrued warranty expense:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of period	$83,682	$97,209	$109,588
Additions	18,486	20,972	21,267
Expirations and other changes	(24,801)	(24,766)	(14,288)
Charges	(20,250)	(10,217)	(19,035)
Translation and other	(681)	484	(323)

Balance at end of period	$56,436	$83,682	$97,209

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

Substantially all of our asset retirement obligations relate to the remediation of our nuclear analytical laboratory and the NFS facility in our Nuclear Operations segment. The following table reflects our asset retirement obligations:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of period	$42,366	$35,885	$32,657
Costs incurred	—	—	(2,265)
Additions/Adjustments	(109)	3,422	2,935
Accretion	2,514	3,059	2,558

Balance at end of period	$44,771	$42,366	$35,885

Research and Development

Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation and mPower segments, the majority of which are related to the development of our B&W mPower™ reactor and the associated mPower Plant. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants. Research and development activities (including in-kind research and development services described below) totaled $200.8 million, $173.9 million and $163.0 million in the years ended December 31, 2013, 2012 and 2011, respectively. This includes amounts paid for by our customers of $43.2 million, $53.4 million and $56.6 million, in the years ended December 31, 2013, 2012 and 2011, respectively, and DOE funding described below of $78.4 million in the year ended December 31, 2013.

During the years ended December 31, 2013, 2012 and 2011, we recognized $15.8 million, $17.9 million and $16.6 million, respectively, of non-cash in-kind research and development costs (included above) related to services contributed by our minority partner to GmP, our majority-owned subsidiary formed in 2011 to oversee the program to develop the small modular nuclear power plant based on B&W mPower™ technology.

On April 12, 2013, Babcock & Wilcox mPower, Inc., a wholly owned subsidiary of B&W, entered into a Cooperative Agreement establishing the terms and conditions of a funding award totaling $150 million under the DOE’s Funding Program. This cost-sharing award requires us to use the DOE funds to cover first-of-a-kind engineering costs associated with SMR design certification and licensing efforts. The DOE will provide cost reimbursement for up to 50% of qualified expenditures incurred from April 1, 2013 to March 31, 2018. The DOE has authorized $99.3 million of funding for this award program as of December 31, 2013. Congress has allocated and designated an additional $85 million from the 2014 budget to the Cooperative Agreement; however, the DOE has not yet obligated those funds to us. The Cooperative Agreement also provides for reimbursement of pre-award costs incurred from October 1, 2012 to March 31, 2013. During the year ended December 31, 2013, we recognized $78.4 million associated with the funding award, including $21.5 million of pre-award cost reimbursement, as a reduction of research and development costs on our consolidated statements of income. Of the total pre-award cost reimbursement, $9.7 million relates to research and development costs incurred in the year ended December 31, 2012.

Income Taxes

Income tax expense for federal, foreign, state and local income taxes are calculated on pre-tax income based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess deferred taxes and the adequacy of the valuation allowance on a quarterly basis. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of provision for income taxes on our consolidated statements of income.

Inventories

We carry our inventories at the lower of cost or market. We determine cost principally on the first-in, first-out basis, except for certain materials inventories of our Power Generation segment, for which we use the last-in, first-out (“LIFO”) method. We determined the cost of approximately 18% and 17% of our total inventories using the LIFO method at December 31, 2013 and 2012, respectively, and our total LIFO reserve at December 31, 2013 and 2012 was approximately $7.7 million and $7.5 million, respectively. Inventories are summarized below:

	December 31,
	2013	2012
	(In thousands)
Raw Materials and Supplies	$85,455	$98,428
Work in Progress	10,872	7,956
Finished Goods	16,731	17,834

Total Inventories	$113,058	$124,218

Property, Plant and Equipment

We carry our property, plant and equipment at depreciated cost, less any impairment provisions.

We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. Our depreciation expense was $62.2 million, $59.4 million and $61.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.

Property, plant and equipment is stated at cost and is set forth below:

	December 31,
	2013	2012
	(In thousands)
Land	$11,718	$11,875
Buildings	249,614	241,281
Machinery and equipment	782,633	776,678
Property under construction	82,718	69,206

	1,126,683	1,099,040
Less accumulated depreciation	679,604	652,019

Net Property, Plant and Equipment	$447,079	$447,021

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

Goodwill

The following summarizes the changes in the carrying amount of goodwill:

	Power Generation	Nuclear Operations	Technical Services	Nuclear Energy	Total
	(In thousands)
Balance at December 31, 2011	$99,102	$118,103	$45,000	$13,975	$276,180
Purchase price adjustment for acquisition of Loibl (Note 2)	3,727	—	—	—	3,727
Foreign currency translation adjustments and other	873	—	—	—	873

Balance at December 31, 2012	$103,702	$118,103	$45,000	$13,975	$280,780
Foreign currency translation adjustments and other	928	—	—	—	928

Balance at December 31, 2013	$104,630	$118,103	$45,000	$13,975	$281,708

Intangible Assets

We amortize intangible assets with definite lives to operating expense using the straight-line method. Our intangible assets are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Amortized intangible assets:
Gross cost:
Customer relationships	$35,383	$36,644	$40,051
Acquired backlog	—	2,979	22,435
Tradename	11,945	11,945	15,169
Unpatented technology	6,422	6,422	6,402
Patented technology	2,521	6,961	6,961
All other	9,755	7,912	7,901

Total	$66,026	$72,863	$98,919

Accumulated amortization:
Customer relationships	$(13,490)	$(11,173)	$(8,618)
Acquired backlog	—	(1,457)	(17,040)
Tradename	(8,015)	(6,422)	(6,509)
Unpatented technology	(3,335)	(2,682)	(2,033)
Patented technology	(806)	(4,235)	(3,219)
All other	(3,994)	(4,343)	(3,594)

Total	$(29,640)	$(30,312)	$(41,013)

Net amortized intangible assets	$36,386	$42,551	$57,906

Unamortized intangible assets:
NRC category 1 license	$43,830	$43,830	$43,830
Trademarks and trade names	1,305	1,305	1,305

Total unamortized intangible assets	$45,135	$45,135	$45,135

The following summarizes the changes in the carrying amount of intangible assets:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of period	$87,686	$103,041	$105,604
Business acquisitions & adjustments	2,200	(1,746)	9,100
Amortization expense	(8,324)	(11,010)	(11,545)
Impairment charge	(1,260)	(3,216)	—
Foreign currency translation adjustments and other	1,219	617	(118)

Balance at end of period	$81,521	$87,686	$103,041

We recognized impairment charges totaling $1.3 million and $3.2 million in the years ended December 31, 2013 and 2012, respectively, related to the cancellation of operations and maintenance services contracts in our Power Generation segment.

The estimated amortization expense for the next five fiscal years is as follows (in thousands):

Year Ending December 31,	Amount
2014	$5,578
2015	$4,421
2016	$4,349
2017	$4,108
2018	$3,351

Other Non-Current Assets

We have included deferred debt issuance costs in other assets. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of period	$8,468	$5,723	$8,102
Additions	—	4,902	82
Interest expense – debt issuance costs	(1,950)	(2,157)	(2,461)

Balance at end of period	$6,518	$8,468	$5,723

Capitalization of Interest Cost

We capitalize interest in accordance with FASB Topic Interest. We incurred total interest of $4.8 million, $4.9 million and $6.1 million in the years ended December 31, 2013, 2012 and 2011, respectively, of which we capitalized $1.7 million, $1.2 million and $1.6 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Cash and Cash Equivalents and Restricted Cash

Our cash equivalents are highly liquid investments, with maturities of three months or less when we purchase them.

We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2013, we had restricted cash and cash equivalents totaling $48.7 million, $3.9 million of which was held in restricted foreign cash accounts, $2.8 million of which was held for future decommissioning of facilities (which is included in other assets on our consolidated balance sheets), and $42.0 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments).

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity as a component of accumulated other comprehensive income until the hedged item is recognized in earnings or offset against the change in fair value of the hedged firm commitment through earnings. Any ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness is immediately recognized in other – net on our consolidated statements of income. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other – net in our consolidated statements of income.

Self-Insurance

We have a wholly owned insurance subsidiary that provides employer’s liability, general and automotive liability and workers’ compensation insurance and, from time to time, builder’s risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in other liabilities on our consolidated balance sheets are reserves for self-insurance totaling $37.8 million and $42.8 million at December 31, 2013 and 2012, respectively. The reduction in 2013 was primarily attributable to a change in estimate recognized in cost of operations in our consolidated statements of income.

Loss Contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation, as discussed in Note 11. Our losses are typically resolved over long periods of time and are often difficult to assess and estimate due to, among other reasons, the possibility of multiple actions by third parties; the attribution of damages, if any, among multiple defendants; plaintiffs, in most cases involving personal injury claims, do not specify the amount of damages claimed; the discovery process may take multiple years to complete; during the litigation process, it is common to have multiple complex unresolved procedural and substantive issues; the potential availability of insurance and indemnity coverages; the wide-ranging outcomes reached in similar cases, including the variety of damages awarded; the likelihood of settlements for de minimus amounts prior to trial; the likelihood of success at trial; and the likelihood of success on appeal. Consequently, it is possible future earnings could be affected by changes in our assessments of the probability that a loss has been incurred in a material pending litigation against us and/or changes in our estimates related to such matters.

Stock-Based Compensation

We expense stock-based compensation in accordance with FASB Topic Compensation – Stock Compensation. Under this topic, the fair value of equity-classified awards, such as restricted stock, performance shares and stock options, is determined on the date of grant and is not remeasured. The fair value of liability-classified awards, such as cash-settled stock appreciation rights, restricted stock units and performance units, is determined on the date of grant and is remeasured at the end of each reporting period through the date of settlement. Grant date fair values for restricted stock, restricted stock units, performance shares and performance units are determined using the closing price of our common stock on the date of grant. Grant date fair values for stock options and stock appreciation rights are determined using a Black-Scholes option-pricing model (“Black-Scholes”). The determination of the fair value of a share-based payment award using an option-pricing model requires the input of significant assumptions, such as the expected life of the award and stock price volatility.

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

See Note 10 for a further discussion of stock-based compensation.

Recently Adopted Accounting Standards

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued an update to Topic Intangibles—Goodwill and Other. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test currently required under this topic. On January 1, 2013, we adopted this update. The adoption of these provisions did not have an impact on our financial statements.

In February 2013, the FASB issued an update to Topic Comprehensive Income. This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. On January 1, 2013, we adopted this update. The adoption of these provisions did not have an impact on our financial statements.

New Accounting Standards

In February 2013, the FASB issued an update to the Topic Liabilities. This update requires an entity to recognize obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This update will be effective for us in 2014. We do not expect the adoption of this update to have a material impact on our financial statements.

In July 2013, the FASB issued an update to the Topic Income Taxes. This update relates to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This update will be effective for us in 2014. We do not expect the adoption of this update to have a material impact on our financial statements.

NOTE 2 – BUSINESS ACQUISITIONS AND INVESTMENTS

Anlagenbau und Fördertechnik Arthur Loibl GmbH

In November 2011, our Power Generation segment, acquired Anlagenbau und Fördertechnik Arthur Loibl GmbH (“Loibl”) for approximately $24.2 million. The acquisition of Loibl, a German-based manufacturer of material handling equipment, expands the products, services and global reach of our Power Generation segment’s ash handling business, which is one of the world’s leading suppliers of ash handling solutions for the power generation and other industries.

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

USEC Inc. Investment

In May 2010, our subsidiary Babcock & Wilcox Investment Company (“BWICO”) entered into an agreement with Toshiba Corporation (“Toshiba”), which was subsequently assigned to one of its subsidiaries, and USEC to make a strategic investment in USEC totaling $200 million payable over three phases. In September 2010, following the satisfaction of certain conditions, including the availability to USEC’s American Centrifuge program of at least $2 billion in uncommitted funds under the DOE’s Loan Guarantee Program for front-end nuclear fuel facilities and the establishment of a joint venture between us and USEC for supply by the joint venture of centrifuges and related equipment for the American Centrifuge program, we made a $37.5 million investment in USEC as part of a definitive agreement for us to make a total $100 million strategic investment in USEC.

In connection with our investment, we received 37,500 shares of USEC Series B-1 12.75% Convertible Preferred Stock; Warrants to purchase 3,125,000 shares of USEC Class B Common Stock at an exercise price of $7.50 per share, which are exercisable between January 1, 2015 and December 31, 2016; and a seat on USEC’s board of directors. On July 1, 2013, USEC completed a 1-for-25 reverse stock split of its common stock, resulting in a decrease of the shares to be purchased under the Warrants to 125,000 at an adjusted exercise price of $187.50 per share.

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

On March 18, 2013, USEC filed its annual report for the period ended December 31, 2012 on Form 10-K with the Securities and Exchange Commission. This report disclosed the recognition of a $1.1 billion impairment charge resulting in a stockholders’ deficit position at December 31, 2012, and USEC further disclosed that it had engaged with advisors and certain stakeholders on alternatives for a possible restructuring of its balance sheet. These events resulted in USEC’s independent registered public accounting firm including an explanatory paragraph in its report stating that these factors raise substantial doubt about USEC’s ability to continue as a going concern.

On December 16, 2013, USEC announced that it had reached an agreement (“Plan Support Agreement”) with a majority of the holders of USEC’s outstanding convertible notes due October 2014 on the terms of a financial restructuring. The Plan Support Agreement was entered into with noteholders representing more than 60% of USEC’s convertible notes regarding a proposed voluntary Chapter 11 pre-packaged or pre-arranged plan of reorganization of USEC (the “Plan”).

The Plan includes, among other things, for B&W to receive 7.98% of the new USEC common stock and approximately $20.2 million in principal amount of USEC’s new notes in exchange for B&W’s current investment in USEC Series B-1 12.75% Convertible Preferred Stock and Warrants. Pursuant to the terms of the Plan Support Agreement, the Plan is subject to certain material conditions precedent, which must be satisfied or waived as a condition to moving forward with the commencement of a Chapter 11 case or solicitation on the Plan. The material closing conditions include, among other things, reaching mutual agreement on the treatment of B&W and Toshiba’s Convertible Preferred Stock and Warrants. In addition, the plan support agreement is subject to certain termination events, including satisfying the material conditions by February 28, 2014 and DOE’s failure to extend the current RD&D program through September 30, 2014 at a rate equal to not less than $10 million per month with DOE’s continued funding of 80% of the program. Due to the uncertainty surrounding the Plan, we have re-assessed the carrying value of our remaining book value of our preferred stock investment. We have recorded a $19.1 million impairment charge recognized in the fourth quarter of 2013, resulting in a remaining book value of $0.

We continue to manufacture components for and provide technical support services to the American Centrifuge program.

NOTE 3 – EQUITY METHOD INVESTMENTS

We have investments in entities that we account for using the equity method. The undistributed earnings of our equity method investees were $113.0 million and $115.6 million at December 31, 2013 and 2012, respectively.

Summarized below is combined balance sheet and income statement information for investments accounted for under the equity method:

	December 31,
	2013	2012
	(In thousands)
Current assets	$800,704	$835,997
Noncurrent assets	252,430	271,233

Total Assets	$1,053,134	$1,107,230

Current liabilities	$610,329	$616,786
Noncurrent liabilities	72,742	89,285
Owners’ equity	370,063	401,159

Total Liabilities and Owners’ Equity	$1,053,134	$1,107,230

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenues	$2,832,202	$2,758,159	$2,669,923
Gross profit	$208,714	$210,425	$271,920
Income before provision for income taxes	$150,511	$146,911	$185,859
Provision for income taxes	8,603	9,000	14,258

Net Income	$141,908	$137,911	$171,601

Revenues of equity method investees include $2,121.0 million, $2,222.4 million and $1,956.7 million of reimbursable costs recorded by limited liability companies in our Technical Services segment at December 31, 2013, 2012 and 2011, respectively. Our investment in equity method investees was $4.5 million more than our underlying equity in net assets of those investees based on stated ownership percentages at December 31, 2013. These differences were primarily related to the timing of distribution of dividends and various adjustments under GAAP.

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

Reconciliation of net income per combined income statement information of our investees to equity in income of investees per our consolidated statements of income is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Equity income based on stated ownership percentages	$68,305	$66,064	$81,971
All other adjustments due to amortization of basis differences, timing of GAAP adjustments and other adjustments	(247)	645	(3,316)

Equity in income of investees	$68,058	$66,709	$78,655

Our transactions with unconsolidated affiliates were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Sales to	$99,443	$42,538	$49,400
Purchases from	$4,645	$1,814	$980
Dividends received	$79,595	$51,594	$57,801
Capital contributions, net of returns	$6,884	$6,289	$38,176

We recognized a $1.2 million gain in the year ended December 31, 2012 from the sale of our interest in a joint venture associated with the management and operations of the Strategic Petroleum Reserve.

NOTE 4 – GLOBAL COMPETITIVENESS INITIATIVE

In the third quarter of 2012, we announced the Global Competitiveness Initiative (“GCI”) to enhance competitiveness, better position B&W for growth, and improve profitability. In conjunction with GCI, during the year ended December 31, 2013, we reduced our workforce and initiated other actions, resulting in $23.7 million of expenses related to employee termination benefits, $8.5 million of expenses related to consulting and administrative costs, and $7.4 million of expenses related to facility consolidation.

At December 31, 2013, unpaid GCI charges totaled $8.6 million for employee termination benefits and $1.5 million related to facility consolidation. The following summarizes the changes in our GCI restructuring liability for the years ended December 31, 2013 and December 31, 2012:

	Year Ended December 31,
	2013	2012
	(In thousands)
Liability balance at the beginning of the period	$—	$—
Special charges for restructuring activities(1)	36,150	—
Payments	(26,096)	—

Liability balance at the end of the period	$10,054	$—

(1)	The charges in the year ended December 31, 2013 exclude $2.0 million of accelerated depreciation and $1.4 million of asset impairments that did not impact the restructuring liability.

Approximately $18.2 million and $8.6 million of the GCI charges were related to activities conducted in our Power Generation and Nuclear Energy segments, respectively. The remaining charges primarily relate to corporate activities.

NOTE 5 – INCOME TAXES

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

The results of the U.S. operations of McDermott International, Inc. (“MII”) and/or certain of its subsidiaries were reflected in our consolidated return for U.S. federal income tax purposes and/or certain consolidated, combined and unitary returns for state, local and foreign tax purposes through June 7, 2010. The Statute of Limitations is closed for 2009 and prior U.S. federal income tax return years.

We are currently under audit by various state and international authorities. With few exceptions, we do not have any returns under examination for years prior to 2009.

We apply the provisions of FASB Topic Income Taxes regarding the treatment of uncertain tax positions. A reconciliation of unrecognized tax benefits follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of period	$4,487	$32,357	$36,342
Increases based on tax positions taken in the current year	732	980	1,171
Increases based on tax positions taken in the prior years	1,546	65	3,269
Decreases based on tax positions taken in the prior years	(167)	(3,114)	(4,329)
Decreases due to settlements with tax authorities	—	(1,101)	(1,073)
Decreases due to lapse of applicable statute of limitation	(868)	(24,700)	(3,023)

Balance at end of period	$5,730	$4,487	$32,357

The $5.7 million balance of unrecognized tax benefits at December 31, 2013 would reduce our effective tax rate if recognized.

We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. During the year ended December 31, 2013, we recorded an increase in our accruals of $0.1 million, resulting in recorded liabilities of approximately $0.4 million for the payment of tax-related interest and penalties. At December 31, 2012 and 2011, our recorded liabilities for the payment of tax-related interest and penalties totaled approximately $0.3 million and $1.1 million, respectively.

We believe that, within the next 12 months, it is reasonably possible that our previously unrecognized tax benefits could increase by less than $1.0 million.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Pension liability	$105,370	$201,229
Accrued warranty expense	18,003	26,695
Accrued vacation pay	12,865	13,312
Accrued liabilities for self-insurance (including postretirement health care benefits)	33,349	35,374
Accrued liabilities for executive and employee incentive compensation	45,413	39,483
Environmental and products liabilities	8,858	8,024
Investments in joint ventures and affiliated companies	23,780	16,993
Long-term contracts	37,684	29,807
Net operating loss carryforward	12,539	15,787
State tax net operating loss carryforward	21,252	21,757
Foreign tax credit carryforward	320	808
Other	7,135	7,722

Total deferred tax assets	326,568	416,991
Valuation allowance for deferred tax assets	(24,872)	(19,979)

Deferred tax assets	301,696	397,012

Deferred tax liabilities:
Property, plant and equipment	35,797	39,016
Investments in joint ventures and affiliated companies	—	1,064
Long-term contracts	27,628	30,571
Intangibles	29,388	24,756
Other	8,631	9,580

Total deferred tax liabilities	101,444	104,987

Net deferred tax assets	$200,252	$292,025

Income before provision for income taxes was as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
U.S.	$399,263	$222,840	$39,417
Other than U.S.	117,910	96,578	55,081

Income before provision for income taxes	$517,173	$319,418	$94,498

The provision for income taxes consisted of:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
U.S. – federal	$70,660	$39,784	$24,591
U.S. – state and local	6,388	7,979	7,452
Other than U.S.	13,467	11,060	11,037

Total current	90,515	58,823	43,080

Deferred:
U.S. – Federal	69,810	24,560	(20,066)
U.S. – State and local	6,546	6,545	5,195
Other than U.S.	17,712	11,933	(4,329)

Total deferred (benefit) provision	94,068	43,038	(19,200)

Provision for income taxes	$184,583	$101,861	$23,880

The following is a reconciliation of the U.S. statutory federal tax rate (35%) to the consolidated effective tax rate:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory (benefit) rate	35.0%	35.0%	35.0%
State and local income taxes	2.5	4.3	6.4
Foreign rate differential	(2.5)	(4.1)	(11.8)
Foreign operations	—	0.5	6.4
Tax credits	(2.0)	(2.5)	(46.8)
Dividends and deemed dividends from affiliates	1.2	2.3	38.7
Valuation allowances	0.9	3.4	7.6
Uncertain tax positions	0.3	(9.0)	(2.8)
Non-deductible expenses	0.4	1.3	5.5
Additional spin related benefit	—	—	(4.6)
Manufacturing deduction	(1.4)	(1.3)	(3.6)
Minority interest	1.0	1.1	3.2
Other	0.3	0.9	(7.9)

Effective tax rate	35.7%	31.9%	25.3%

At December 31, 2013, we had a valuation allowance of $24.9 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.

The following is an analysis of our valuation allowance for deferred tax assets:

	Beginning Balance	Charges To Costs and Expenses	Charged To Other Accounts	Ending Balance
	(In thousands)
Year Ended December 31, 2013	$(19,979)	(4,893)	—	$(24,872)
Year Ended December 31, 2012	$(9,354)	(10,625)	—	$(19,979)
Year Ended December 31, 2011	$(2,205)	(7,149)	—	$(9,354)

We have foreign net operating loss carryforwards of $50.5 million available to offset future taxable income in foreign jurisdictions. Of the foreign net operating loss carryforwards, $3.8 million is scheduled to expire in 2017 to 2033. We have foreign tax credit carryovers of $0.3 million which will expire in 2014. We have state net operating losses of $404.0 million available to offset future taxable income in various states. Our state net operating loss carryforwards begin to expire in the year 2014. We are carrying a valuation allowance of $9.8 million against the deferred tax asset related to the state loss carryforwards.

We would be subject to withholding taxes if we were to distribute earnings from certain foreign subsidiaries. For the year ended December 31, 2013, the undistributed earnings of these subsidiaries were $275.6 million. Unrecognized deferred income tax liabilities, including withholding taxes, of approximately $42.6 million would be payable upon distribution of these earnings. We have provided tax of $6.5 million on earnings we intend to remit. All other earnings are considered permanently reinvested.

NOTE 6 – LONG-TERM DEBT AND NOTES PAYABLE

	December 31,
	2013	2012
	(In thousands)
Long-term debt consists of:
Secured Debt:
Power Generation – various notes payable	$444	$639
Other	3	5

	447	644
Less: Amounts due within one year	222	214

Long-term debt	$225	$430

Notes payable and current maturities of long-term debt consist of:
Short-term lines of credit	$4,449	$3,848
Current maturities of long-term debt	222	214

Total	$4,671	$4,062

Interest rate on short-term borrowing	6.6%	6.6%

Our short-term lines of credit represent borrowings by one of our subsidiaries. We have included this amount in notes payable and current maturities of long-term debt on our consolidated balance sheets. This facility is renewable annually and the interest rate associated with this line of credit was 6.6% per annum at December 31, 2013.

Maturities of long-term debt during the five years subsequent to December 31, 2013 are as follows: 2014 – $0.2 million; 2015 – $0.2 million; 2016 – $0.0 million; 2017 – $0.0 million; and 2018 – $0.0 million.

Credit Facility

On June 8, 2012, B&W entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent, which amended and restated our previous Credit Agreement dated May 3, 2010. The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $700 million, and is scheduled to mature June 8, 2017. The proceeds of the Credit Agreement are available for working capital needs and other general corporate purposes. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $1.0 billion for all revolving loan and letter of credit commitments.

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

The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt and mergers. At December 31, 2013, we were in compliance with all of the covenants set forth in the Credit Agreement. A comparison of the key financial covenants and current compliance at December 31, 2013 is as follows:

	Required	Actual
Less than
Maximum leverage ratio	2.75 to 1.0	0.08 to 1.0
Greater than
Minimum interest coverage ratio	4.0 to1.0	87.84 to 1.0

Loans outstanding under the Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 2.25% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month Eurocurrency rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 1.25% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. Under the Credit Agreement, we are charged a commitment fee on the unused portion of the Credit Agreement and that fee varies between 0.225% and 0.350% per year depending on the credit ratings of the Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.25% and 2.25% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.80% and 1.25% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, we paid upfront fees to the lenders thereunder, and arrangement and other fees to the arrangers and agents of the Credit Agreement. At December 31, 2013, there were no borrowings outstanding and letters of credit issued under the Credit Agreement totaled $163.0 million, resulting in $537.0 million available for borrowings or to meet letter of credit requirements. The applicable interest rate at December 31, 2013 under this facility was 3.75% per year for revolving loans.

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

Other Arrangements

Certain subsidiaries in our Power Generation segment have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees as of December 31, 2013 was $96.4 million.

B&W and certain of its subsidiaries have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2013, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $405.8 million.

NOTE 7 – PENSION PLANS AND POSTRETIREMENT BENEFITS

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

In October 2012, we notified employees that, effective December 31, 2015, benefit accruals for those salaried employees covered by, and continuing to accrue service and salary adjusted benefits under our major U.S. and Canadian defined benefit qualified pension plans will cease. This amendment is reflected as a curtailment at December 31, 2012. Furthermore, effective January 1, 2016, we will make service-based, cash contributions to The Babcock & Wilcox Company Thrift Plan (the “Thrift Plan”) for those employees impacted by the plan freeze.

Effective January 1, 2012, a defined contribution component was adopted applicable to Babcock & Wilcox Canada, Ltd. (the “Canadian Plans”). Any employee with less than two years of continuous service as of December 31, 2011 was required to enroll in the defined contribution component of the Canadian Plans as of January 1, 2012 or upon the completion of six months of continuous service, whichever is later. These and future employees will not be eligible to enroll in the defined benefit component of the Canadian Plans. This amendment to the Canadian Plans is reflected as a curtailment in 2012.

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

Obligations and Funded Status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2013	2012	2013	2012
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$2,779,990	$2,687,007	$116,256	$122,460
Service cost	46,417	46,828	975	1,138
Interest cost	111,200	122,605	3,745	5,124
Plan participants’ contributions	266	300	1,055	115
Curtailments	—	(94,642)	—	—
Amendments	3,105	2,996	—	(1,302)
Settlements	(21,862)	(57,430)	—	—
Actuarial loss (gain)	(195,290)	198,935	(16,335)	(2,153)
Foreign currency exchange rate changes	(17,465)	6,793	(655)	220
Benefits paid	(136,266)	(133,402)	(9,135)	(9,346)

Benefit obligation at end of period	$2,570,095	$2,779,990	$95,906	$116,256

Change in plan assets:
Fair value of plan assets at beginning of period	$2,127,694	$1,917,850	$37,324	$33,558
Actual return on plan assets	155,071	207,728	6,056	2,233
Plan participants’ contributions	266	300	1,055	115
Company contributions	70,681	187,284	7,974	10,764
Settlements	(21,862)	(57,430)	—	—
Foreign currency exchange rate changes	(14,261)	5,364	—	—
Benefits paid	(136,266)	(133,402)	(9,135)	(9,346)

Fair value of plan assets at the end of period	2,181,323	2,127,694	43,274	37,324

Funded status	$(388,772)	$(652,296)	$(52,632)	$(78,932)

Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$(54,391)	$(75,119)	$(9,438)	$(7,724)
Accumulated postretirement benefit obligation	—	—	(43,194)	(71,208)
Pension liability	(334,538)	(577,177)	—	—
Prepaid pension	157	—	—	—

Accrued benefit liability, net	$(388,772)	$(652,296)	$(52,632)	$(78,932)

Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost (credit)	$18,237	$18,327	$(2,338)	$(2,523)

Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$2,433,369	$2,779,990	N/A	N/A
Accumulated benefit obligation	$2,406,269	$2,723.930	$95,906	$116,256
Fair value of plan assets	$2,047,507	$2,127,694	$43,274	$37,324
Plans with plan assets in excess of accumulated benefit obligation
Projected benefit obligation	$136,726	$—	N/A	N/A
Accumulated benefit obligation	$132,221	$—	$—	$—
Fair value of plan assets	$133,816	$—	$—	$—

	Pension Benefits Year Ended December 31,			Other Benefits Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$46,417	$46,828	$43,495	$975	$1,138	$1,143
Interest cost	111,200	122,605	134,927	3,745	5,124	5,805
Expected return on plan assets	(147,621)	(136,913)	(148,347)	(2,116)	(1,930)	(1,919)
Amortization of prior service cost	3,158	3,579	3,721	(148)	(139)	33
Recognized net actuarial loss (gain)	(202,442)	34,496	212,802	(20,483)	(2,456)	2,952

Net periodic benefit cost (income)	$(189,288)	$70,595	$246,598	$(18,027)	$1,737	$8,014

Recognized net actuarial loss (gain) consists primarily of our reported actuarial loss (gain), curtailments, and the difference between the actual return on plan assets and the expected return on plan assets. These amounts are disclosed in this Note 7. As discussed in Note 17, we have excluded the recognized net actuarial loss (gain) from our reportable segments and such amount has been reflected in Note 17 as the Mark to Market Adjustment in the reconciliation of reportable segment income to consolidated operating income. The recognized net actuarial loss (gain) and the affected consolidated statements of income line items are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cost of operations	$(191,352)	$23,893	$176,449
Selling, general and administrative expenses	(31,384)	7,997	38,969
Other-net	(189)	150	336

Total	$(222,925)	$32,040	$215,754

Additional Information

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2013	2012	2013	2012
	(In thousands)
Increase (decrease) in accumulated other comprehensive income due to actuarial losses - before taxes	$(3,105)	$(1,957)	$—	$1,302

In the current fiscal year, we have recognized expense (income) in other comprehensive income as components of net periodic benefit cost approximately $3.2 million and $(0.1) million for our pension benefits and other benefits, respectively. In the next fiscal year, we expect to recognize expense (income) in other comprehensive income as components of net periodic benefit cost approximately $2.8 million and $(0.2) million for our pension benefits and other benefits, respectively.

Assumptions

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	4.78%	4.09%	4.23%	3.43%
Rate of compensation increase	2.56%	2.57%	—	—
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.09%	4.76%	3.43%	4.34%
Expected return on plan assets	7.06%	7.08%	5.74%	5.76%
Rate of compensation increase	2.57%	3.69%	—	—

The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, we use a building-block approach. Historic real return trends for the various asset classes in the plan’s portfolio are combined with anticipated future market conditions to estimate the real rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the classes within the total asset portfolio. We are using an expected return on plan assets assumption of 7.2% for the majority of our existing pension plan assets (approximately 89% of our total pension assets at December 31, 2013).

Our existing other benefit plans are unfunded, with the exception of the NFS postretirement benefit plans. These plans provide health benefits to certain salaried and hourly employees, as well as retired employees, of NFS. Approximately 86% of total assets for these postretirement benefit plans are contributed into a Voluntary Employees’ Beneficiary Association trust.

	2013	2012
Assumed health-care cost trend rates at December 31
Health-care cost trend rate assumed for next year	8.00%	8.50%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2021	2021

Assumed health-care cost trend rates have a significant effect on the amounts we report for our health-care plan. A one-percentage-point change in our assumed health-care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost	$422	$(351)
Effect on postretirement benefit obligation	$6,821	$(5,774)

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

The assets of the domestic pension plans are commingled for investment purposes and held by the Trustee in The Babcock & Wilcox Company Master Trust (the “Master Trust”). For the years ended December 31, 2013 and 2012, the investment return on domestic plan assets of the Master Trust (net of deductions for management fees) was approximately 7% and 12%, respectively.

The following is a summary of the asset allocations for the Master Trust at December 31, 2013 and 2012 by asset category:

	2013	2012
Asset Category:
Commingled and Mutual Funds	36%	34%
Fixed Income (excluding U. S. Government Securities)	30%	29%
U.S. Government Securities	18%	22%
Equity Securities	7%	6%
Partnerships with Security Holdings	6%	6%
Real Estate	1%	1%
Other	2%	2%

Total	100%	100%

The target allocation for 2014 for the domestic plans, by asset class, is as follows:

Asset Class:
Fixed Income	55%
Equities	45%

Foreign Plans

We sponsor various plans through certain of our foreign subsidiaries. These plans are the Canadian Plans and the Diamond Power Specialty Limited Retirement Benefits Plan (the “Diamond UK Plan”).

The combined weighted average asset allocations of these plans at December 31, 2013 and 2012 by asset category were as follows:

	2013	2012
Asset Category:
Equity Securities and Commingled Mutual Funds	58%	58%
Fixed Income	39%	40%
Other	3%	2%

Total	100%	100%

The target allocation for 2014 for the foreign plans, by asset class, is as follows:

	Canadian Plans	Diamond UK Plan
Asset Class:
U. S. Equity	17%	7%
Global Equity	38%	16%
Fixed Income	45%	77%

Fair Value

See Note 16 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total investments for our plans measured at fair value at December 31, 2013:

	12/31/13	Level 1	Level 2	Level 3
	(In thousands)
Pension and Other Benefits:
Fixed Income	$682,028	$—	$682,028	$—
Equities	144,438	144,438	—	—
Commingled and Mutual Funds	861,354	31,083	830,271	—
U.S. Government Securities	355,245	355,245	—	—
Partnerships with Security Holdings	116,154	—	—	116,154
Real Estate	6,214	—	—	6,214
Cash and Accrued Items	59,164	48,087	11,077	—

Total Assets	$2,224,597	$578,853	$1,523,376	$122,368

The following is a summary of total investments for our plans measured at fair value at December 31, 2012:

	12/31/12	Level 1	Level 2	Level 3
	(In thousands)
Pension and Other Benefits:
Fixed Income	$649,978	$1,031	$648,947	$—
Equities	120,223	120,220	—	3
Commingled and Mutual Funds	791,195	9,084	782,111	—
U.S. Government Securities	425,709	425,709	—	—
Partnerships with Security Holdings	112,881	—	—	112,881
Real Estate	14,516	—	—	14,516
Cash and Accrued Items	50,516	46,785	3,731	—

Total Assets	$2,165,018	$602,829	$1,434,789	$127,400

The following is a summary of the changes in the Plans’ Level 3 instruments measured on a recurring basis for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$127,400	$187,861
Issuances and acquisitions	6,016	12,593
Dispositions	(31,471)	(74,329)
Realized gain	18,058	692
Unrealized gain	2,365	583

Balance at end of period	$122,368	$127,400

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

Cash Flows

	Domestic Plans		Foreign Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2014	$41,230	$1,936	$21,670	N/A
Expected benefit payments:
2014	$138,591	9,090	$10,913	565
2015	143,260	8,632	11,567	559
2016	147,481	8,219	12,164	546
2017	151,205	7,689	12,559	566
2018	154,378	7,276	13,044	593
2019-2023	798,800	27,059	72,787	3,098

Defined Contribution Plans

We provide benefits under The Babcock & Wilcox Company Supplemental Executive Retirement Plan (the “SERP Plan”), which is a defined contribution plan. We recorded expense related to the SERP Plan of approximately $0.7 million, $0.6 million and $0.3 million in the years ended December 31, 2013, 2012 and 2011, respectively.

We also provide benefits under the Thrift Plan. The Thrift Plan generally provides for matching employer contributions of 50% of participants’ contributions up to 6% of compensation. These matching employer contributions are typically made in shares of B&W common stock. We also provide service-based cash contributions under the Thrift Plan to employees not accruing benefits under our defined benefit plans. Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $24.3 million, $24.2 million and $22.1 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Effective January 1, 2012, we adopted The Babcock & Wilcox Company Defined Contribution Restoration Plan (the “Restoration Plan”) to restore benefits that would be provided to participants in the Thrift Plan but are precluded by the application of certain sections of the Internal Revenue Code of 1986, as amended (the “Code”). Each participant who is precluded from receiving the full amount of service-based contributions otherwise provided under the Thrift Plan in a plan year by the application of Code Section 401(a)(17) or 415(c) shall be credited with an employer service-based contribution for such plan year equal to the excess of the amount of service-based contributions that would have been made to the participant’s Thrift Plan account without the application of Code Section 401(a)(17) and 415(c) for the plan year over the amount of service-based contribution actually made to such participant’s Thrift Plan account for the plan year. In addition, the Restoration Plan permits participants who are precluded from making the full amount of employee contributions to the Thrift Plan and receiving associated employer matching contributions by the application of Code Sections 401(a)(17) and 415(c) to elect to make deferral contributions and receive associated employer matching contributions under the Restoration Plan. Amounts charged to expense under the Restoration Plan totaled approximately $0.2 million and $0.1 million in the years ended December 31, 2013 and 2012, respectively.

Effective January 1, 2012, a defined contribution component was added to those Canadian Plans previously offering defined benefits to salaried employees. As of January 1, 2012, we made cash, service-based contributions under this arrangement. The amount charged to expense for employer contributions was approximately $0.6 million and $0.5 million in the years ended December 31, 2013 and 2012, respectively.

Multiemployer Plans

One of our subsidiaries in the Power Generation segment contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary.

The following table summarizes our contributions to multiemployer plans for the years covered by this report:

Pension Fund	EIN/PIN	Pension Protection Act Zone Zone Status		FIP/RP Status Pending/ Implemented	Contributions				Expiration Date Of Collective Bargaining Agreement

					2013	2012	2011	Surcharge Imposed
		2013	2012		(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Yellow	Yellow	Yes	$19.0	$18.9	$25.9	No	Described Below
All Other					11.9	5.3	5.5

					$30.9	$24.2	$31.4

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

NOTE 8 – ASSET SALES AND IMPAIRMENT OF LONG-LIVED ASSETS

We had net gains on asset sales of approximately $3.1 million during the year ended December 31, 2011, primarily attributable to the sale of a wholly owned manufacturing facility in a Chinese subsidiary in our Power Generation segment.

During the years ended December 31, 2013, 2012 and 2011, we did not record any impairments of property, plant and equipment.

NOTE 9 – CAPITAL STOCK

In November 2012, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate value of up to $250 million. In addition, in May 2013 our Board of Directors authorized us to repurchase an additional $250 million of aggregate value of common stock. On December 9, 2013, we completed the repurchase of the first $250 million, and we may continue to repurchase shares from time to time during a two-year period in the open market under the second $250 million repurchase authorization. As of December 31, 2013, we have repurchased 9,529,374 shares of common stock for approximately $253.7 million.

NOTE 10 – STOCK-BASED COMPENSATION

2010 Long-Term Incentive Plan of The Babcock & Wilcox Company

We established the 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (the “Plan”) allowing members of the Board of Directors, executive officers, key employees and consultants eligibility to participate in the Plan. The Compensation Committee of the Board of Directors selects the participants for the Plan. The Plan provides for a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units, performance shares and performance units, subject to satisfaction of specific performance goals. Shares subject to awards under the Plan that are cancelled, forfeited, terminated or expire unexercised, shall immediately become available for the granting of awards under this Plan. In addition, 10,000,000 shares of common stock were authorized for issuance through the Plan. Options to purchase shares are granted at not less than 100% of the fair market value closing price on the date of grant, become exercisable at such time or times as determined when granted and expire not more than seven years after the date of grant.

At December 31, 2013, we had awarded 5,865,871 shares under the Plan and had a total of 4,134,129 shares of our common stock available for future awards. In the event of a change in control of our company, the terms of the awards under the Plan contain provisions that may cause restrictions to lapse and accelerate the vesting of plan awards.

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

Total stock-based compensation expense for all of our plans recognized for the years ended December 31, 2013, 2012 and 2011 totaled $16.5 million, $18.3 million and $17.9 million, respectively, with associated tax benefit recognized for the years ended December 31, 2013, 2012 and 2011 totaling $6.2 million, $6.9 million and $6.6 million, respectively.

As of December 31, 2013, total unrecognized estimated compensation expense related to nonvested awards was $13.5 million, net of estimated tax benefits of $8.2 million. The total gross unrecognized estimated compensation expense of $21.7 million is expected to be recognized over a weighted-average period of 1.9 years.

B&W Stock Options

The fair value of each option grant was estimated at the date of grant using Black-Scholes, with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.56%	0.65%	1.52%
Expected volatility	.33	.36	.46
Expected life of the option in years	3.93	3.98	3.75
Expected dividend yield	1.19%	0%	0%

The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The expected volatility is based on implied volatility from publicly traded options on our common stock, historical volatility of the price of our common stock and other factors. The expected life of the option is based on observed historical patterns. The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of grant. This amount was zero prior to 2013 because we did not expect to pay dividends at the grant dates for those stock options awarded.

The following table summarizes activity for our stock options for the year ended December 31, 2013 (share data in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	1,432	$25.65
Granted	1,009	27.00
Exercised	(241)	19.68
Cancelled/expired/forfeited	(226)	27.36

Outstanding at end of period	1,974	$26.87	5.1 Years	$14.6

Exercisable at end of period	705	$26.75	3.9 Years	$5.4

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2013. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.

The weighted-average fair value of the stock options granted in the years ended December 31, 2013, 2012 and 2011 was $6.41, $7.30 and $12.33, respectively.

During the years ended December 31, 2013, 2012 and 2011, the total intrinsic value of stock options exercised was $2.3 million, $3.8 million and $7.5 million, respectively. The actual tax benefits realized related to the stock options exercised during the year ended December 31, 2013 were $0.2 million.

B&W Performance Shares

Nonvested performance shares as of December 31, 2013 and changes during the year ended December 31, 2013 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	799	$29.55
Adjustment to assumed vesting percentage	(223)	28.02
Granted	426	27.10
Vested	—	—
Cancelled/forfeited	(168)	28.06

Nonvested at end of period	834	$29.07

The actual number of shares in which each participant vests is dependent upon achievement of certain Return on Invested Capital and Diluted Earnings Per Share targets over three-year performance periods. The number of shares in which participants can vest ranges from zero to 200% of the initial performance shares granted, to be determined upon completion of the three-year performance period. The nonvested shares at the end of the period in the table above assumes weighted-average vesting of 95%.

B&W Restricted Stock Units

Nonvested restricted stock units as of December 31, 2013 and changes during the year ended December 31, 2013 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	421	$26.58
Granted	278	27.48
Vested	(253)	27.02
Cancelled/forfeited	(61)	27.42

Nonvested at end of period	385	$26.78

Cash-Settled Stock Appreciation Rights

The fair value of each stock appreciation right grant was calculated at the grant date using Black-Scholes and was remeasured at the end of the reporting period with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012
Risk-free interest rate	0.77%	0.50%
Expected volatility	0.30	0.32
Expected life of the option in years	3.21	3.55
Expected dividend yield	1.19%	1.23%

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

The following table summarizes activity for our stock appreciation rights for the year ended December 31, 2013 (unit data in thousands):

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	37	$25.27
Granted	76	26.80
Exercised	(7)	25.42
Cancelled/expired/forfeited	(10)	26.39

Outstanding at end of period	96	$26.35	6.0 Years	$0.8

Exercisable at end of period	6	$25.11	5.5 Years	$0.1

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the stock appreciation rights holders had all holders exercised their rights on December 31, 2013. The intrinsic value is calculated as the total number of stock appreciation rights multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the stock appreciation rights. This amount changes based on the price of our common stock.

The weighted-average fair value as of December 31, 2013 for stock appreciation rights granted for the years ended December 31, 2013 and 2012 was $9.92 and $10.26, respectively. The fair value is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.

Cash-Settled Performance Units

Nonvested cash-settled performance units as of December 31, 2013 and changes during the year ended December 31, 2013 were as follows (unit data in thousands):

	Number of Units	Weighted- Average Fair Value
Nonvested at beginning of period	30
Adjustment to assumed vesting percentage	(6)
Granted	33
Vested	—
Cancelled/forfeited	(6)

Nonvested at end of period	51	$34.19

The actual number of units in which each participant vests is dependent upon achievement of certain Return on Invested Capital and Diluted Earnings Per Share targets over three-year performance periods. The number of units in which participants can vest ranges from zero to 200% of the initial performance units granted, to be determined upon completion of the three-year performance period. The nonvested shares at the end of the period in the table above assumes weighted-average vesting of 90%.

The weighted-average fair value for these cash-settled awards is based on our closing stock price as of December 31, 2013. The fair value is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.

Cash-Settled Restricted Stock Units

Nonvested restricted stock units as of December 31, 2013 and changes during the year ended December 31, 2013 were as follows (unit data in thousands):

	Number of Units	Weighted- Average Fair Value
Nonvested at beginning of period	14
Granted	16
Vested	(5)
Cancelled/forfeited	(2)

Nonvested at end of period	23	$34.19

The weighted-average fair value for these cash-settled awards is based on our closing stock price as of December 31, 2013. The fair value is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.

Thrift Plan

On August 13, 2010, 5,000,000 of the authorized and unissued shares of B&W common stock were reserved for issuance for the employer match to the Thrift Plan. Those matching employer contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, lay-off or approved disability. The Thrift Plan allows employees to sell their interest in B&W’s common stock fund at any time, except as limited by applicable securities laws and regulations. During the year ended December 31, 2013, we issued 464,451 shares of B&W’s common stock as employer contributions pursuant to the Thrift Plan. At December 31, 2013, 3,257,219 shares of B&W’s common stock remained available for issuance under the Thrift Plan.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Investigations and Litigation

Apollo and Parks Township

In January 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc. (the “B&W Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, additional suits have been filed by additional plaintiffs and there are currently fourteen lawsuits pending in the U.S. District Court for the Western District of Pennsylvania against the B&W Parties and ARCO. Following the June 2012 dismissal of a number of claims, ten additional primary claims were filed on February 4, 2013, followed by the filing of two additional primary claims on May 17, 2013 and eight additional primary claims on October 21, 2013. In total, the suits presently involve approximately 95 primary claimants alleging, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in Apollo Borough and Parks Township, Pennsylvania (collectively, the “Apollo and Parks Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages. All of the suits, except for the most recent filings, have been consolidated for non-dispositive pre-trial matters. Fact discovery in the Apollo and Parks Litigation is closed except with regard to the most recent eight primary claims. No trial date has been set.

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

The B&W Parties and ARCO were defendants in a prior litigation filed in 1994 relating to the operation of the Apollo Borough and Parks Township facilities in the matter of Donald F. Hall and Mary Ann Hall, et al., v. Babcock & Wilcox Company, et al. (the “Hall Litigation”). In 1998, the B&W Parties settled all then-pending and future punitive damage claims in the Hall Litigation for $8.0 million and sought reimbursement from third parties, including its insurers, American Nuclear Insurers and Mutual Atomic Energy Liability Underwriters (“ANI”). In 2008, ARCO settled the Hall Litigation with the plaintiffs for $27.5 million. The B&W Parties then settled the Hall Litigation in 2009 for $52.5 million, settling approximately 250 personal injury and wrongful death claims, as well as approximately 125 property damage claims, alleging damages as a result of alleged releases involving the facilities. ARCO and the B&W Parties retained their insurance rights against ANI in their respective settlements; however, under a related settlement regarding ARCO’s indemnification of B&W PGG relating to the two facilities, ARCO assigned to the B&W Parties 58.33% of the total of all ARCO’s proceeds/amounts recovered against ANI on account of the Hall Litigation.

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

In July 2013, the Superior Court reversed the judgment of the trial court with instructions to reconsider the issue of the Settlement Claims under a different standard. In August 2013, B&W and ARCO filed a request for appeal of the Superior Court’s decision to the Pennsylvania Supreme Court. On January 24, 2014, the Supreme Court of Pennsylvania granted B&W and ARCO’s request for appeal. The parties’ briefs on the appeal are due March 31, 2014, but the date for oral arguments has not been set. B&W has not recognized any amounts claimed in the ANI Litigation in its financial statements due to the uncertainty surrounding the ultimate amount to be realized.

Berlin Station

Our subsidiary, Babcock & Wilcox Construction Co., Inc. (“BWCC”), is currently in a dispute with a customer in connection with a 75MW biomass-energy power plant that BWCC designed and built in Berlin, New Hampshire. The dispute primarily concerns (1) material claims by BWCC against its customer for contract changes relating to schedule delays, delay costs and extra work and (2) whether liquidated damages for delay (“Delay LDs”) are due to the customer under the contract. The customer contends it is owed Delay LDs, capped under the terms of the contract at approximately $18.7 million, and has made two partial draws (approximately $3.3 million related to the period commencing October 16, 2013 through December 31, 2013 and $1.3 million for the period from January 1, 2014 through January 31, 2014, for a total of approximately $4.6 million) against $44 million of letters of credit from BWCC. BWCC has asserted that substantial completion has been achieved and that any further delays to completion of the project, beyond the delays already caused by the customer during construction or otherwise excusable under the contract are the result of the customer’s failure to supply wood fuel complying with the contract specifications. BWCC’s aggregate liquidated damages cap under the contract is approximately $37.4 million, which includes an additional $18.7 million cap for performance LDs. There is a risk that the customer will attempt to call all or part of the letters of credit during the pendency of this matter. We believe any such call would be wrongful and entitle us to return of the funds and other damages. Nevertheless, we have made provisions in our financial statements totaling $7.8 million based on Delay LDs called to date and management’s estimation of further calls against the letters of credit and have not recorded offsetting claims revenue in our financial statements.

Following the customer’s denial of BWCC’s change order request relating to schedule delays, delay costs and extra work, on January 16, 2014, BWCC filed suit against the customer in the Court of Common Pleas, Summit County, Ohio, Case No. 2014 01 0208, seeking damages in excess of $37 million. In addition, BWCC has submitted claims based on the customer’s failure to supply wood fuel complying with the contract specifications that has resulted (and continues to result) in further delays, reduced plant performance abilities and damage to plant equipment. BWCC’s suit asserts counts including the customer’s breach of contract, fraud, constructive fraud, negligent misrepresentation, fraudulent inducement and fraudulent concealment. On or about January 30, 2014, BWCC’s customer filed suit against BWCC in the Superior Court of Coos County, New Hampshire, Case No. 214-2014-CV-14 alleging breach of contract and seeking unspecified amounts.

We believe BWCC has sound legal and factual bases for its claims. BWCC intends to aggressively pursue recovery on its claims, including recovery of the wrongful calls against BWCC’s letters of credit. However, it is premature to predict the outcome of this matter. The litigation could be lengthy, and if BWCC’s customer were to prevail completely or substantially in this matter, the outcome could have a material adverse effect on our financial statements.

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

The Department of Environmental Protection of the Commonwealth of Pennsylvania (“PADEP”) advised us in March 1994 that it would seek monetary sanctions and remedial and monitoring relief related to the clean-up sites located in Parks Township, Pennsylvania (the “Parks Facilities”). The relief sought is related to potential groundwater contamination resulting from previous operations at the facilities. These facilities are currently owned by a subsidiary in our Nuclear Operations segment. PADEP has advised us that it does not intend to assess any monetary sanctions, provided our Nuclear Operations segment continues its remediation program for the Parks Facilities. Whether additional nonradiation contamination remediation will be required at the Parks Facilities remains unclear. Results from sampling completed by our Nuclear Operations segment have indicated that such remediation may not be necessary. Our Nuclear Operations segment continues to evaluate closure of the groundwater issues pursuant to applicable Pennsylvania law.

We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the U.S. Environmental Protection Agency and the NRC.

The NRC’s decommissioning regulations require our Nuclear Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning each of its licensed facilities at the end of its service life. We provided financial assurance aggregating $47.2 million during the year ended December 31, 2013 with existing letters of credit for the ultimate decommissioning of these licensed facilities. These two facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. These letters of credit are to cover decommissioning required pursuant to work not subject to this DOE obligation.

Our compliance with U.S. federal, state and local environmental control and protection regulations resulted in pretax charges of approximately $13.1 million in the year ended December 31, 2013. In addition, compliance with existing environmental regulations necessitated capital expenditures of $1.1 million in the year ended December 31, 2013. At December 31, 2013 and 2012, we had total environmental accruals (including provisions for the facilities discussed above) of $58.1 million and $49.6 million, respectively. Of our total environmental accruals at December 31, 2013 and 2012, $4.7 million and $3.1 million, respectively, were included in current liabilities. Inherent in the estimates of those accruals and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.

Operating Leases

Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2013 are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2014	$10,814
2015	$8,291
2016	$5,496
2017	$4,962
2018	$4,281
Thereafter	$5,605

Total rental expense for the years ended December 31, 2013, 2012 and 2011 was $11.6 million, $12.1 million and $11.1 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

NOTE 12 – RISKS AND UNCERTAINTIES

Percentage-of-Completion Accounting

As of December 31, 2013, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.

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

NOTE 13 – FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

Our Power Generation and Nuclear Energy segments’ major customers are large utilities. The primary customer of our Nuclear Operations segment is the U.S. Government, including some of its contractors. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In the years ended December 31, 2013, 2012 and 2011, the U.S. Government accounted for approximately 38%, 34% and 38%, respectively, of our total revenues. Accounts receivable due directly or indirectly from the U.S. Government represented 20% and 26% of net receivables at December 31, 2013 and December 31, 2012, respectively. See Note 17 for additional information about our operations in different geographic areas.

We believe that our provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. At December 31, 2013 and 2012, the allowance for possible losses that we deducted from accounts receivable – trade on the accompanying consolidated balance sheets was $3.6 million and $3.8 million, respectively.

NOTE 14 – INVESTMENTS

The following is a summary of our available-for-sale securities at December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Government and agency securities	$2,999	$1	$—	$3,000
Mutual funds	3,752	249	—	4,001
Asset-backed securities and collateralized mortgage obligations	472	8	(55)	425
Commercial paper	7,748	—	—	7,748

Total	$14,971	$258	$(55)	$15,174

The following is a summary of our available-for-sale securities at December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Government and agency securities	$21,436	$10	$—	$21,446
Mutual funds	2,958	679	—	3,637
Asset-backed securities and collateralized mortgage obligations	554	2	(102)	454
Commercial paper	67,313	9	—	67,322

Total	$92,261	$700	$(102)	$92,859

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
	(In thousands)
Year Ended December 31, 2013	$168,879	$1,127	$—
Year Ended December 31, 2012	$247,649	$35	$—
Year Ended December 31, 2011	$147,288	$—	$5

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity as a component of accumulated other comprehensive income, until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings. Any ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in other– net on our consolidated statements of income. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other – net in our consolidated statements of income.

We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between FX spot rates and FX forward rates. At December 31, 2013, we had deferred approximately $0.6 million of net gains on these derivative financial instruments in accumulated other comprehensive income. Assuming current market conditions continue, we expect to recognize substantially all of this amount in the next twelve months.

At December 31, 2013, substantially all of our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $78.8 million at December 31, 2013, with maturities extending to December 2016. These instruments consist primarily of contracts to purchase or sell Canadian Dollars. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.

The following tables summarize our derivative financial instruments at December 31, 2013 and 2012:

	Asset and Liability Derivatives
	December 31,
	2013	2012
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$1,139	$2,251
Other assets	$94	$3,777
Accounts payable	$581	$1,893
Other liabilities	$603	$29
Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$464	$—
Other assets	$50	$191
Accounts payable	$10	$962
Stock Warrants:
Location
Other assets	$—	$317

The effects of derivatives on our financial statements are outlined below:

	December 31,
	2013	2012
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain (loss) recognized in other comprehensive income	$(5,936)	$2,031
Gain (loss) reclassified from accumulated other comprehensive income into earnings: effective portion
Location
Revenues	$(1,885)	$(1,082)
Cost of operations	$(2,174)	$3,833
Other-net	$144	$(24)
Loss recognized in income: portion excluded from effectiveness testing
Location
Other-net	$(349)	$(185)
Derivatives Not Designated as Hedges:
Forward Contracts:
Gain (loss) recognized in income
Location
Other-net	$96	$(169)
Stock Warrants:
Loss recognized in income
Location
Other-net	$(317)	$(560)

NOTE 16 – FAIR VALUE MEASUREMENTS

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

In general, and where applicable, we principally use a composite of observable prices and quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 and Level 2 investments.

Our investments are currently in an unrealized gain position totaling approximately $0.2 million at December 31, 2013. At December 31, 2012, we had an unrealized gain on our investments totaling approximately $0.6 million. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired at December 31, 2013.

Fair Value Measurements

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2013:

	12/31/13	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$4,001	$—	$4,001	$—
U.S. Government and agency securities	3,000	3,000	—	—
Asset-backed securities and collateralized mortgage obligations	425	—	425	—
Commercial paper	7,748	—	7,748	—

Total	$15,174	$3,000	$12,174	$—

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2012:

	12/31/12	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$3,637	$—	$3,637	$—
U.S. Government and agency securities	21,446	21,446	—	—
Asset-backed securities and collateralized mortgage obligations	454	—	454	—
Commercial paper	67,322	—	67,322	—

Total	$92,859	$21,446	$71,413	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives

Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At December 31, 2013 and 2012, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars, with a total fair value of $0.6 million and $3.3 million, respectively.

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments, as follows:

Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying consolidated balance sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair values due to their highly liquid nature.

Long- and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at December 31, 2013 and December 31, 2012.

NOTE 17 – SEGMENT REPORTING

Our reportable segments are Power Generation, Nuclear Operations, Technical Services, Nuclear Energy and mPower, as described in Note 1. In connection with our segment reporting change we have revised historical amounts to conform to our current segment presentation.

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

1. Information about Operations in our Different Industry Segments:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
REVENUES (1):
Power Generation	$1,767,651	$1,785,959	$1,541,509
Nuclear Operations	1,167,683	1,098,031	1,043,185
Technical Services	104,254	107,851	119,711
Nuclear Energy	283,857	325,655	321,469
mPower	1,523	326	1,325
Adjustments and Eliminations	(55,760)	(26,463)	(75,159)

	$3,269,208	$3,291,359	$2,952,040

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Power Generation Transfers	$37,552	$7,932	$53,852
Nuclear Operations Transfers	6,773	6,015	5,860
Technical Services Transfers	3,817	3,496	2,155
Nuclear Energy Transfers	7,618	8,992	11,928
mPower Transfers	—	28	1,364

	$55,760	$26,463	$75,159

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
OPERATING INCOME:
Power Generation	$155,837	$183,387	$183,984
Nuclear Operations	237,855	226,269	194,438
Technical Services	58,234	59,655	69,915
Nuclear Energy	8,641	50,649	(20,777)
mPower	(81,304)	(113,528)	(96,110)

	$379,263	$406,432	$331,450

Unallocated Corporate(1)	(26,039)	(27,953)	(20,361)
Special Charges for Restructuring Activities	(39,599)	—	—
Mark to Market Adjustment	222,737	(31,890)	(215,418)

Total Operating Income(2)	$536,362	$346,589	$95,671

Other Income (Expense):
Interest income	1,443	1,491	1,342
Interest expense	(3,115)	(3,735)	(4,543)
Other - net	(17,517)	(24,927)	2,028

Total Other Expense	(19,189)	(27,171)	(1,173)

Income before Provision for Income Taxes	$517,173	$319,418	$94,498

(1) Unallocated corporate includes general corporate overhead not allocated to segments
(2) Included in operating income is the following:

(Gains) Losses on Asset Disposals – Net:
Power Generation	$1,181	$3,276	$(3,456)
Nuclear Operations	163	(339)	—
Technical Services	—	(1,517)	—
Nuclear Energy	(28)	(1)	96
mPower	—	—	—
Unallocated Corporate	(267)	—	273

	$1,049	$1,419	$(3,087)

Equity in Income of Investees:
Power Generation	$18,388	$17,402	$25,778
Nuclear Operations	—	—	—
Technical Services	50,281	49,621	52,877
Nuclear Energy	(611)	(314)	—
mPower	—	—	—

	$68,058	$66,709	$78,655

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
SEGMENT ASSETS:
Power Generation	$970,718	$1,059,824	$1,325,959
Nuclear Operations	778,203	708,607	679,818
Technical Services	120,559	125,494	123,717
Nuclear Energy	439,325	391,096	346,759
mPower	21,790	10,137	399

Total Segment Assets	2,330,595	2,295,158	2,476,652
Corporate Assets	278,558	545,197	312,459

Total Assets	$2,609,153	$2,840,355	$2,789,111

CAPITAL EXPENDITURES:
Power Generation	$15,280	$24,592	$15,788
Nuclear Operations	31,572	44,810	32,082
Technical Services	98	—	—
Nuclear Energy	5,506	5,881	7,257
mPower	2,854	2,554	—

Segment Capital Expenditures	55,310	77,837	55,127
Corporate Capital Expenditures	9,640	8,798	8,747

Total Capital Expenditures	$64,950	$86,635	$63,874

DEPRECIATION AND AMORTIZATION:
Power Generation	$23,892	$19,126	$17,264
Nuclear Operations	26,975	32,013	38,169
Technical Services	185	244	262
Nuclear Energy	6,520	5,923	5,346
mPower	554	279	—

Segment Depreciation and Amortization	58,126	57,585	61,041
Corporate Depreciation and Amortization	12,399	12,112	11,962

Total Depreciation and Amortization	$70,525	$69,697	$73,003

INVESTMENT IN UNCONSOLIDATED AFFILIATES:
Power Generation	$144,475	$139,399	$124,686
Nuclear Operations	—	—	—
Technical Services	40,329	46,928	38,882
Nuclear Energy	27	27	—
mPower	—	—	—

Total Investment in Unconsolidated Affiliates	$184,831	$186,354	$163,568

2. Information about our Product and Service Lines:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
REVENUES:
Power Generation:
New Build Environmental Equipment	$434,228	$446,514	$235,750
New Build Steam Generation Systems	454,277	511,201	416,779
Aftermarket Services	885,185	841,571	894,677
Eliminations/Other	(6,039)	(13,327)	(5,697)

	1,767,651	1,785,959	1,541,509

Nuclear Operations:
Nuclear Component Program	1,153,216	1,086,081	1,025,838
Commercial Operations	7,681	5,908	11,674
Eliminations/Other	6,786	6,042	5,673

	1,167,683	1,098,031	1,043,185

Technical Services:
Commercial Operations	21,227	20,819	29,708
Nuclear Environmental Services	73,043	78,228	76,267
Management & Operation Contracts of U.S. Government Facilities	9,984	8,804	13,736
Eliminations/Other	—	—	—

	104,254	107,851	119,711

Nuclear Energy:
Nuclear Services	113,180	158,365	151,118
Nuclear Equipment	83,449	134,011	122,789
Nuclear Projects	87,002	33,319	45,539
Eliminations/Other	226	(40)	2,023

	283,857	325,655	321,469

mPower:	1,523	326	1,325

Eliminations	(55,760)	(26,463)	(75,159)

	$3,269,208	$3,291,359	$2,952,040

3. Information about our Operations in Different Geographic Areas:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
REVENUES(1):
United States	$2,589,521	$2,615,387	$2,340,299
Canada	313,881	288,246	238,663
China	58,775	45,830	48,153
Denmark	56,336	18,504	12,310
Colombia	44,622	1,163	1,647
Sweden	37,823	101,688	94,337
Germany	22,869	34,364	8,222
United Kingdom	20,927	6,653	6,150
Chile	9,240	11,582	6,811
Korea	9,033	14,461	6,272
Saudi Arabia	8,200	7,973	3,307
Netherlands	8,099	5,376	851
Indonesia	6,227	7,828	4,642
Argentina	5,737	23,529	21,016
India	4,670	13,306	8,891
Italy	4,156	8,477	6,516
France	3,930	2,384	3,433
Mexico	3,461	3,384	2,523
Trinidad	3,264	2,401	2,668
Austria	2,970	2,218	465
Israel	2,919	2,502	2,071
Brazil	2,751	2,585	4,671
Thailand	2,650	3,041	1,946
Russia	2,607	2,727	1,405
Norway	2,594	9,939	29,844
Singapore	2,507	171	468
South Africa	2,208	2,993	4,204
Other Countries	37,231	52,647	90,255

	$3,269,208	$3,291,359	$2,952,040

(1)	We allocate geographic revenues based on the location of the customer’s operations.

NET PROPERTY, PLANT AND EQUIPMENT:
United States	$367,672	$363,447	$348,498
Canada	38,738	45,402	41,868
China	10,980	7,926	2,145
United Kingdom	9,414	9,714	9,758
Denmark	8,715	8,565	8,813
Mexico	8,312	8,302	7,024
Other Countries	3,248	3,665	4,185

	$447,079	$447,021	$422,291

4. Information about our Major Customers:

In the years ended December 31, 2013, 2012 and 2011, the U.S. Government accounted for approximately 38%, 34% and 38% of our total revenues, respectively. Substantially, these revenues are included in our Nuclear Operations and Technical Services segments.

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013 Quarter Ended
	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
	(In thousands, except per share amounts)
Revenues	$805,423	$886,136	$774,834	$802,815
Operating income (1)	$60,213	$98,706	$82,121	$295,322
Equity in income of investees	$14,787	$18,775	$18,151	$16,345
Net income attributable to The Babcock & Wilcox Company	$47,174	$72,870	$60,446	$165,588
Earnings per common share:
Basic:
Net income attributable to The Babcock & Wilcox Company	$0.41	$0.65	$0.54	$1.50
Diluted:
Net income attributable to The Babcock & Wilcox Company	$0.41	$0.65	$0.54	$1.48

(1)	Includes equity in income of investees.

	Year Ended December 31, 2012 Quarter Ended
	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(In thousands, except per share amounts)
Revenues	$765,892	$852,585	$807,586	$865,296
Operating income (1)	$86,420	$110,077	$84,399	$65,693
Equity in income of investees	$17,357	$16,687	$14,546	$18,119
Net income attributable to The Babcock & Wilcox Company	$59,950	$77,231	$51,443	$39,071
Earnings per common share:
Basic:
Net income attributable to The Babcock & Wilcox Company	$0.51	$0.65	$0.43	$0.33
Diluted:
Net income attributable to The Babcock & Wilcox Company	$0.50	$0.65	$0.43	$0.33

(1)	Includes equity in income of investees.

Our June 30, 2012 quarter included an $18.1 million favorable settlement with Energy Northwest. Our September 30, 2012 quarter included a $27.0 million impairment of our investment in USEC Inc. with no related tax benefit and a $25.3 million reduction in our provision for income taxes related to the recognition of previously unrecognized tax benefits. Our December 31, 2012 quarter also included contract losses of $16.9 million for additional estimated costs to complete a project in our Power Generation segment. Our June 30, 2013 quarter included contract losses of $30.2 million for additional estimated costs to complete a project in our Power Generation segment. Our December 31, 2013 quarter included a $19.1 million impairment of our investment in USEC, Inc. with no related tax benefit.

We immediately recognize actuarial gains and losses for our pension and postretirement benefit plans into earnings in the fourth quarter of each year as a component of net periodic benefit cost. The effect of this adjustment, recorded in the quarters ended December 31, 2013 and 2012 on pre-tax income was $222.9 million and $(32.0) million, respectively. Included in the 2013 adjustment is approximately $23 million ($17 million net of tax) of pension gains that should have been recognized in the quarter ended September 30, 2013 because of the interim remeasurement requirements resulting from settlements of certain pension obligations. The recognition of this amount in the quarter ended December 31, 2013 is not material to any interim period presented.

NOTE 19 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except shares and per share amounts)
Basic:
Net income attributable to The Babcock & Wilcox Company	$346,078	$227,695	$78,319

Weighted average common shares	111,901,750	118,418,930	117,560,594

Basic earnings per common share:
Net income attributable to The Babcock & Wilcox Company	$3.09	$1.92	$0.67

Diluted:
Net income attributable to The Babcock & Wilcox Company	$346,078	$227,695	$78,319

Weighted average common shares (basic)	111,901,750	118,418,930	117,560,594
Effect of dilutive securities:
Stock options, restricted stock and performance shares(1)	783,667	602,394	844,003

Adjusted weighted average common shares	112,685,417	119,021,324	118,404,597

Diluted earnings per common share:
Net income attributable to The Babcock & Wilcox Company	$3.07	$1.91	$0.66

(1)	At December 31, 2013, 2012 and 2011, we excluded from the diluted share calculation 442,226, 1,082,904 and 742,035 shares, respectively, related to stock options, as their effect would have been antidilutive.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item  9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2013. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2013, and their report is included in Item 9A.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Babcock & Wilcox Company:

We have audited the internal control over financial reporting of The Babcock & Wilcox Company and subsidiaries (the “Company”) as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 26, 2014

Item 9B. OTHER INFORMATION

None

P A R T    I I I

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings “Election of Directors,” “Named Executive Profiles,” and “Executive Officers” in the Proxy Statement for our 2014 Annual Meeting of Stockholders. The information required by this item with respect to compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement for our 2014 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit and Finance Committee financial experts is incorporated by reference to the material appearing in the “Director Independence” and “Audit and Finance Committee” sections under the heading “Corporate Governance – Board of Directors and Its Committees” in the Proxy Statement for our 2014 Annual Meeting of Stockholders.

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

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement for our 2014 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to (1) the Equity Compensation Plan Information table appearing in Item 5 – “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this report and (2) the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for our 2014 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the material appearing under the headings “Corporate Governance – Director Independence” and “Certain Relationships and Related Transactions” in the Proxy Statement for our 2014 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2014” in the Proxy Statement for our 2014 Annual Meeting of Stockholders.

P A R T    IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report or incorporated by reference:

1.	CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

2.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made of the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related footnotes contained in this report.

3.	EXHIBITS

Exhibit Number	Description

2.1	Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File no. 1-34658)).

3.1	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2	Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.3	Amended and Restated Bylaws of The Babcock & Wilcox Company effective September 9, 2013 (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated September 11, 2013 (File No. 1-34658)).

4.1	Amended and Restated Credit Agreement, dated as of June 8, 2012, entered into by and among The Babcock & Wilcox Company, certain lenders and letter of credit issuers executing the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 8, 2012 (File No. 1-34658)).

4.2	Amended and Restated Pledge and Security Agreement, dated as of June 8, 2012, entered into by and among The Babcock & Wilcox Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 8, 2012 (File No. 1-34658)).

10.1	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.2	Securities Purchase Agreement dated as of May 25, 2010, by and among USEC Inc., Toshiba Corporation and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.18 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on June 4, 2010 (File No. 1-34658)).

10.3	Standstill Agreement, dated as of June 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q dated August 8, 2011 (File No. 1-34658)).

10.4	First Amendment to Standstill Agreement, dated as of August 15, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-34658)).

10.5	Second Amendment to Standstill Agreement, dated as of September 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-34658)).

10.6	Cooperative Agreement, dated as of April 12, 2013, between Babcock & Wilcox mPower, Inc. and the United States Department of Energy (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated April 15, 2013 (File No. 1-34658)).

10.7*	2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, effective July 2, 2010 (incorporated by reference to Exhibit 10.8 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.8*	Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, dated as of February 22, 2011, (incorporated by reference to Appendix A to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.9*	The Babcock & Wilcox Executive Incentive Compensation Plan, as amended and restated as of February 22, 2011, (incorporated by reference to Appendix B to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.10*	Supplemental Executive Retirement Plan of The Babcock & Wilcox Company, as amended and restated December 8, 2010, (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated December 8, 2010 (File No. 1-34658)).

10.11*	The Babcock & Wilcox Company Defined Contribution Restoration Plan, effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-34658)).

10.12*	Change In Control Agreement between E. James Ferland and The Babcock & Wilcox Company effective November 8, 2013.

10.13*	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company and executive officers (other than Mr. Ferland) effective as of November 8, 2013.

10.14*	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company and selected officers (other than executive officers) effective as of November 8, 2013.

10.15*	Form of Director and Officer Indemnification Agreement entered into between The Babcock & Wilcox Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-34658)).

10.16*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-34658)).

10.17*	2014 Notice of Grant under Amended and Restated 2010 Long-Term Inventive Plan of The Babcock & Wilcox Company.

10.18*	Form of 2014 Stock Option Grant Agreement for Employees.

10.19*	Form of 2014 Restricted Stock Unit Grant Agreement for Employees.

10.20*	Form of 2014 Performance Restricted Stock Units Grant Agreement for Employees.

10.21*	2013 Notice of Grant under Amended and Restated 2010 Long-Term Inventive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.16 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.22*	Form of 2013 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.17 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.23*	Form of 2013 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.18 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.24*	Form of 2013 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.19 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.25*	2012 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.27 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.26*	Form of 2012 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.27*	Form of 2012 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.29 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.28*	Form of 2012 Performance Share Grant Agreement for Employees (incorporated by reference to Exhibit 10.30 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.29*	2011 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.23 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.30*	Form of 2011 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.24 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.31*	Form of 2011 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.25 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.32*	Form of 2011 Performance Share Grant Agreement for Employees (incorporated by reference to Exhibit 10.26 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.33*	Form of 2010 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.34*	Form of 2010 Restricted Stock Award Grant Agreement for Employees (incorporated by reference to Exhibit 10.29 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.35*	Form of 2010 Stock Option Grant Agreement for Employees converted on the spin-off from awards of stock options to purchase shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.30 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.36*	Form of 2010 Restricted Stock Award Grant Agreement for Employees converted on the spin-off from awards of restricted shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.31 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.37*	Form of 2010 Restricted Stock Unit Grant Agreement for Employees converted on the spin-off from awards of restricted stock units denominated in shares of McDermott International, Inc. common stock. (incorporated by reference to Exhibit 10.32 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.38*	Form of 2010 Restricted Stock Unit Grant Agreement for Employees converted on the spin-off from awards of performance shares denominated in shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.33 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.39*	Consulting Agreement, dated as of June 29, 2011, between The Babcock & Wilcox Company and Michael S. Taff (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 29, 2011 (File No. 1-34658)).

10.40*	Separation and Consulting Agreement between Brandon C. Bethards and The Babcock & Wilcox Company, dated April 5, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 31, 2012 (File No. 1-34658)).

10.41*	Consulting Agreement by and between Babcock & Wilcox Power Generation Group, Inc. and Richard L. Killion dated as of July 9, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated July 9, 2012 (File No. 1-34658)).

10.42*	The Babcock & Wilcox Company Executive Severance Plan dated November 5, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated November 5, 2012 (File No. 1-34658)).

10.43*	Separation Agreement between Mary Pat Salomone and The Babcock & Wilcox Company, dated May 6, 2013 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated May 6, 2013 (File No. 1-34658)).

10.44*	Retention Agreement by and between The Babcock & Wilcox Company and Christofer M. Mowry, dated as of December 17, 2013 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated December 19, 2013 (File No. 1-34658)).

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

95	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BABCOCK & WILCOX COMPANY
/s/ E. James Ferland

February 26, 2014	By:	E. James Ferland
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ E. James Ferland	President and Chief Executive Officer (Principal Executive Officer)
E. James Ferland

/s/ Anthony S. Colatrella	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)
Anthony S. Colatrella

/s/ David S. Black	Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Representative)
David S. Black

/s/ John A. Fees	Chairman of the Board and Director
John A. Fees

/s/ Jan A. Bertsch	Director
Jan A. Bertsch

/s/ Thomas A. Christopher	Director
Thomas A. Christopher

/s/ Brian K. Ferraioli	Director
Brian K. Ferraioli

/s/ Robert W. Goldman	Director
Robert W. Goldman

/s/ Stephen G. Hanks	Director
Stephen G. Hanks

/s/ D. Bradley McWilliams	Director
D. Bradley McWilliams

/s/ Richard W. Mies	Director
Richard W. Mies

/s/ Anne R. Pramaggiore	Director
Anne R. Pramaggiore

/s/ Larry L. Weyers	Director
Larry L. Weyers

  February 26, 2014

INDEX TO EXHIBITS

Exhibit Number	Description	Sequentially Numbered Pages

2.1	Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File no. 1-34658)).

3.1	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2	Amended and Restated Bylaws of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.3	Amended and Restated Bylaws of The Babcock & Wilcox Company effective September 9, 2013 (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated September 11, 2013 (File No. 1-34658)).

4.1	Amended and Restated Credit Agreement, dated as of June 8, 2012, entered into by and among The Babcock & Wilcox Company, certain lenders and letter of credit issuers executing the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 8, 2012 (File No. 1-34658)).

4.2	Amended and Restated Pledge and Security Agreement, dated as of June 8, 2012, entered into by and among The Babcock & Wilcox Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 8, 2012 (File No. 1-34658)).

10.1	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.2	Securities Purchase Agreement dated as of May 25, 2010, by and among USEC Inc., Toshiba Corporation and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.18 to The Babcock & Wilcox Company’s Registration Statement on Form 10 filed on June 4, 2010 (File No. 1-34658)).

10.3	Standstill Agreement, dated as of June 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q dated August 8, 2011 (File No. 1-34658)).

10.4	First Amendment to Standstill Agreement, dated as of August 15, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-34658)).

10.5	Second Amendment to Standstill Agreement, dated as of September 30, 2011, among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-34658)).

10.6	Cooperative Agreement, dated as of April 12, 2013, between Babcock & Wilcox mPower, Inc. and the United States Department of Energy (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated April 15, 2013 (File No. 1-34658)).

10.7*	2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, effective July 2, 2010 (incorporated by reference to Exhibit 10.8 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.8*	Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, dated as of February 22, 2011, (incorporated by reference to Appendix A to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.9*	The Babcock & Wilcox Executive Incentive Compensation Plan, as amended and restated as of February 22, 2011, (incorporated by reference to Appendix B to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.10*	Supplemental Executive Retirement Plan of The Babcock & Wilcox Company, as amended and restated December 8, 2010, (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated December 8, 2010 (File No. 1-34658)).

10.11*	The Babcock & Wilcox Company Defined Contribution Restoration Plan, effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-34658)).

10.12*	Change In Control Agreement between E. James Ferland and The Babcock & Wilcox Company effective November 8, 2013.

10.13*	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company and executive officers (other than Mr. Ferland) effective as of November 8, 2013.

10.14*	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company and selected officers (other than executive officers) effective as of November 8, 2013.

10.15*	Form of Director and Officer Indemnification Agreement entered into between The Babcock & Wilcox Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-34658)).

10.16*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-34658)).

10.17*	2014 Notice of Grant under Amended and Restated 2010 Long-Term Inventive Plan of The Babcock & Wilcox Company.

10.18*	Form of 2014 Stock Option Grant Agreement for Employees.

10.19*	Form of 2014 Restricted Stock Unit Grant Agreement for Employees.

10.20*	Form of 2014 Performance Restricted Stock Units Grant Agreement for Employees.

10.21*	2013 Notice of Grant under Amended and Restated 2010 Long-Term Inventive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.16 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.22*	Form of 2013 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.17 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.23*	Form of 2013 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.18 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.24*	Form of 2013 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.19 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.25*	2012 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.27 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.26*	Form of 2012 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.27*	Form of 2012 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.29 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.28*	Form of 2012 Performance Share Grant Agreement for Employees (incorporated by reference to Exhibit 10.30 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.29*	2011 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.23 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.30*	Form of 2011 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.24 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.31*	Form of 2011 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.25 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.32*	Form of 2011 Performance Share Grant Agreement for Employees (incorporated by reference to Exhibit 10.26 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.33*	Form of 2010 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.34*	Form of 2010 Restricted Stock Award Grant Agreement for Employees (incorporated by reference to Exhibit 10.29 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.35*	Form of 2010 Stock Option Grant Agreement for Employees converted on the spin-off from awards of stock options to purchase shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.30 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.36*	Form of 2010 Restricted Stock Award Grant Agreement for Employees converted on the spin-off from awards of restricted shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.31 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.37*	Form of 2010 Restricted Stock Unit Grant Agreement for Employees converted on the spin-off from awards of restricted stock units denominated in shares of McDermott International, Inc. common stock. (incorporated by reference to Exhibit 10.32 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.38*	Form of 2010 Restricted Stock Unit Grant Agreement for Employees converted on the spin-off from awards of performance shares denominated in shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.33 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.39*	Consulting Agreement, dated as of June 29, 2011, between The Babcock & Wilcox Company and Michael S. Taff (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 29, 2011 (File No. 1-34658)).

10.40*	Separation and Consulting Agreement between Brandon C. Bethards and The Babcock & Wilcox Company, dated April 5, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 31, 2012 (File No. 1-34658)).

10.41*	Consulting Agreement by and between Babcock & Wilcox Power Generation Group, Inc. and Richard L. Killion dated as of July 9, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated July 9, 2012 (File No. 1-34658)).

10.42*	The Babcock & Wilcox Company Executive Severance Plan dated November 5, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated November 5, 2012 (File No. 1-34658)).

10.43*	Separation Agreement between Mary Pat Salomone and The Babcock & Wilcox Company, dated May 6, 2013 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated May 6, 2013 (File No. 1-34658)).

10.44*	Retention Agreement by and between The Babcock & Wilcox Company and Christofer M. Mowry, dated as of December 17, 2013 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated December 19, 2013 (File No. 1-34658)).

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

95	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.