Form 10-Q
period 2014-03-31
Babcock & Wilcox Co
filed 2014-05-12
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s common stock outstanding at April 30, 2014 was 110,286,153.

THE BABCOCK & WILCOX COMPANY

I N D E X – F O R M 1 0 – Q

PART I

THE BABCOCK & WILCOX COMPANY

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)

Current Assets:
Cash and cash equivalents	$208,055	$346,116
Restricted cash and cash equivalents	35,667	45,945
Investments	6,348	10,748
Accounts receivable – trade, net	328,197	360,323
Accounts receivable – other	66,906	45,480
Contracts in progress	425,202	370,820
Inventories	109,544	113,058
Deferred income taxes	97,401	97,170
Other current assets	61,724	47,764

Total Current Assets	1,339,044	1,437,424

Property, Plant and Equipment	1,138,908	1,126,683
Less accumulated depreciation	690,878	679,604

Net Property, Plant and Equipment	448,030	447,079

Investments	4,424	4,426

Goodwill	281,701	281,708

Deferred Income Taxes	119,018	127,076

Investments in Unconsolidated Affiliates	185,814	184,831

Intangible Assets	80,081	81,521

Other Assets	41,518	45,088

TOTAL	$2,499,630	$2,609,153

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except share and per share amounts)

Current Liabilities:
Notes payable and current maturities of long-term debt	$5,083	$4,671
Accounts payable	233,765	319,774
Accrued employee benefits	157,072	163,833
Accrued liabilities – other	64,496	58,192
Advance billings on contracts	288,317	317,771
Accrued warranty expense	54,524	56,436
Income taxes payable	5,196	6,551

Total Current Liabilities	808,453	927,228

Long-Term Debt	15,000	225

Accumulated Postretirement Benefit Obligation	45,022	43,194

Environmental Liabilities	54,753	53,391

Pension Liability	320,093	336,878

Other Liabilities	59,169	65,296

Commitments and Contingencies (Note 4)

Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 121,090,224 and 120,536,910 shares at March 31, 2014 and December 31, 2013, respectively	1,211	1,205
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	754,274	747,189
Retained earnings	690,840	656,916
Treasury stock at cost, 10,682,307 and 10,068,731 shares at March 31, 2014 and December 31, 2013, respectively	(289,425)	(268,971)
Accumulated other comprehensive income	21,822	28,348

Stockholders’ Equity – The Babcock & Wilcox Company	1,178,722	1,164,687
Noncontrolling interest	18,418	18,254

Total Stockholders’ Equity	1,197,140	1,182,941

TOTAL	$2,499,630	$2,609,153

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
	(In thousands, except share and per share amounts)

Revenues	$662,017	$805,423

Costs and Expenses:
Cost of operations	502,307	619,697
Research and development costs	23,996	28,346
Gains on asset disposals and impairments, net	—	(69)
Selling, general and administrative expenses	94,685	103,600
Special charges for restructuring activities	2,658	8,423

Total Costs and Expenses	623,646	759,997

Equity in Income of Investees	15,269	14,787

Operating Income	53,640	60,213

Other Income (Expense):
Interest income	419	332
Interest expense	(899)	(818)
Other – net	1,322	1,406

Total Other Income	842	920

Income before Provision for Income Taxes	54,482	61,133

Provision for Income Taxes	13,328	16,257

Net Income	$41,154	$44,876

Net Loss Attributable to Noncontrolling Interest	3,890	2,298

Net Income Attributable to The Babcock & Wilcox Company	$45,044	$47,174

Earnings per Common Share:
Basic:
Net Income Attributable to The Babcock & Wilcox Company	$0.41	$0.41
Diluted:
Net Income Attributable to The Babcock & Wilcox Company	$0.41	$0.41

Shares used in the computation of earnings per share (Note 9):
Basic	110,439,415	114,097,313
Diluted	110,886,043	114,737,154

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (In thousands)

Net Income	$41,154	$44,876

Other Comprehensive Income (Loss):
Currency translation adjustments	(6,611)	(3,744)
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $339 and $837, respectively	(975)	(2,161)
Reclassification adjustment for losses included in net income, net of tax benefit of $(221) and $(358), respectively	632	1,047
Amortization of benefit plan costs, net of tax benefit of $(197) and $(273), respectively	397	528
Investments:
Unrealized gains arising during the period, net of tax provision of $(25) and $(44), respectively	46	95
Reclassification adjustment for gains included in net income, net of tax provision of $12 and $0, respectively	(22)	(714)

Other Comprehensive Loss	(6,533)	(4,949)

Total Comprehensive Income	34,621	39,927

Comprehensive Loss Attributable to Noncontrolling Interest	3,897	2,299

Comprehensive Income Attributable to The Babcock & Wilcox Company	$38,518	$42,226

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income (Loss)
			Capital In Excess of Par Value						Total Stockholders’ Equity
	Common Stock			Retained Earnings		Treasury Stock	Stockholders’ Equity	Noncontrolling Interest
	Shares	Par Value
	(In thousands, except share and per share amounts)
Balance December 31, 2013	120,536,910	$1,205	$747,189	$656,916	$28,348	$(268,971)	$1,164,687	$18,254	$1,182,941

Net income	—	—	—	45,044	—	—	45,044	(3,890)	41,154
Dividends declared ($.10 per share)	—	—	—	(11,120)	—	—	(11,120)	—	(11,120)
Defined benefit obligations	—	—	—	—	397	—	397	—	397
Available-for-sale investments	—	—	—	—	24	—	24	—	24
Currency translation adjustments	—	—	—	—	(6,604)	—	(6,604)	(7)	(6,611)
Derivative financial instruments	—	—	—	—	(343)	—	(343)	—	(343)
Exercise of stock options	76,308	1	2,455	—	—	—	2,456	—	2,456
Contributions to thrift plan	86,727	1	2,930	—	—	—	2,931	—	2,931
Shares placed in treasury	—	—	—	—	—	(20,454)	(20,454)	—	(20,454)
Stock-based compensation charges	390,279	4	1,700	—	—	—	1,704	—	1,704
Contribution of in-kind services	—	—	—	—	—	—	—	4,173	4,173
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(112)	(112)

Balance March 31, 2014 (unaudited)	121,090,224	$1,211	$754,274	$690,840	$21,822	$(289,425)	$1,178,722	$18,418	$1,197,140

Balance December 31, 2012	119,608,026	$1,196	$713,257	$349,063	$32,728	$(109,809)	$986,435	$16,481	$1,002,916

Net income	—	—	—	47,174	—	—	47,174	(2,298)	44,876
Dividends declared ($.08 per share)	—	—	—	(9,150)	—	—	(9,150)	—	(9,150)
Defined benefit obligations	—	—	—	—	528	—	528	—	528
Available-for-sale investments	—	—	—	—	(619)	—	(619)	—	(619)
Currency translation adjustments	—	—	—	—	(3,743)	—	(3,743)	(1)	(3,744)
Derivative financial instruments	—	—	—	—	(1,114)	—	(1,114)	—	(1,114)

Exercise of stock options	39,385	1	808	—	—	—	809	—	809
Contributions to thrift plan	109,405	1	2,952	—	—	—	2,953	—	2,953
Shares placed in treasury	—	—	—	—	—	(59,000)	(59,000)	—	(59,000)
Stock-based compensation charges	194,329	2	4,272	—	—	—	4,274	—	4,274
Contribution of in-kind services	—	—	—	—	—	—	—	3,020	3,020
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(102)	(102)

Balance March 31, 2013 (unaudited)	119,951,145	$1,200	$721,289	$387,087	$27,780	$(168,809)	$968,547	$17,100	$985,647

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$41,154	$44,876
Non-cash items included in net income:
Depreciation and amortization	17,013	17,358
Income of investees, net of dividends	(4,694)	(7,585)
Gains on asset disposals	—	(69)
In-kind research and development costs	4,173	3,020
Recognition of losses for pension and postretirement plans	594	801
Stock-based compensation expense	1,704	4,274
Excess tax benefits from stock-based compensation	(760)	(13)
Changes in assets and liabilities:
Accounts receivable	17,528	(13,757)
Accounts payable	(82,164)	20,305
Contracts in progress and advance billings on contracts	(83,797)	(70,775)
Inventories	3,082	5,864
Income taxes	(6,766)	3,827
Accrued and other current liabilities	(31)	17,508
Pension liability, accrued postretirement benefit obligation and employee benefits	(20,913)	(38,666)
Other, net	360	(13,283)

NET CASH USED IN OPERATING ACTIVITIES	(113,517)	(26,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	10,278	360
Purchases of property, plant and equipment	(21,214)	(18,799)
Purchase of intangible assets	—	(2,200)
Purchases of available-for-sale securities	(19,926)	(47,933)
Sales and maturities of available-for-sale securities	24,390	43,268
Proceeds from asset disposals	3	726
Investment in equity and cost method investees	(4,900)	(2,730)

NET CASH USED IN INVESTING ACTIVITIES	(11,369)	(27,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	(441)	(52)
Increase in short-term borrowing	733	—
Borrowings under the Credit Agreement	15,000	—
Repurchase of common shares	(15,665)	(57,074)
Dividends paid to common shareholders	(11,099)	(9,145)
Exercise of stock options	2,191	813
Excess tax benefits from stock-based compensation	760	13
Other	(112)	(102)

NET CASH USED IN FINANCING ACTIVITIES	(8,633)	(65,547)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(4,542)	(3,261)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(138,061)	(122,431)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	346,116	383,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$208,055	$261,116

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$15,088	$11,239
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$4,854	$4,035

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Certain financial information and disclosures normally included in our financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2013 (our “2013 10-K”). We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation.

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

Reporting Segments

We operate in five reportable segments: Power Generation, Nuclear Operations, Technical Services, Nuclear Energy and mPower. Our reportable segments are further described as follows:

•	Our Power Generation segment provides an advanced, clean and diverse portfolio of steam generating equipment, proven emissions control systems for environmental regulations, renewable energy solutions (biomass, combined heat and power, waste-to-energy and concentrating solar power), boiler cleaning systems, material transport equipment, fuel handling systems, cogeneration and combined cycle installations, and carbon-capture and sequestration technologies. For this full range of product offerings, we offer complete aftermarket, operation and maintenance and construction project services. We provide products and services to electric utilities, municipalities, EPC contractors, architect engineers, independent power producers, international trading firms, electric power cooperatives and state electricity boards. Our markets include electric power generation, industrial, pulp and paper, chemical, oil refinery, cement, institutional, municipal and government customers worldwide. We have an extensive North American and global footprint including engineering, design, service, manufacturing, sales, business development, regional service centers, manufacturers representatives and joint venture facilities located in more than 30 countries around the globe. We have supplied product and services for more than 300,000 MW of installed electric generating capacity in more than 80 countries.

Our steam generating equipment operates on a range of traditional fossil fuels including coal, natural gas and oil along with renewable, unconventional and other typical waste fuel streams. We have commercialized many advanced emissions technologies to control nitrogen oxide, sulfur dioxide, sulfur trioxide, coarse and fine particulate matter, mercury, acid gases and other hazardous air emissions.

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

•	Our Technical Services segment provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided to the Department of Defense and the DOE, including the NNSA, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management. Through this segment we deliver products and management solutions to nuclear operations and high-consequence manufacturing facilities. A significant portion of this segment’s operations are conducted through joint ventures.

•	Our Nuclear Energy segment supplies commercial nuclear steam generators and components to nuclear utility customers. B&W has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. This segment is the only heavy nuclear component, N-Stamp certified manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development and metallurgy and materials engineering. Our Nuclear Energy segment also provides power plant construction and management and maintenance services. In addition, this segment offers services for nuclear steam generators and balance of plant equipment, as well as nondestructive examination and tooling/repair solutions for other plant systems and components.

•	Our mPower segment is designing the B&W mPowerTM reactor, a small modular reactor (“SMR”) design generally based on proven light-water nuclear technology and able to operate for four years without refueling. Through our majority-owned joint venture, Generation mPower LLC (“GmP”), we are developing the associated mPower Plant power generating facility, which will use two B&W mPowerTM reactors to generate 360 MW within an advanced passively safe and secure plant architecture. As part of this initiative, we were selected to receive funding pursuant to a Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (the “Funding Program”) for SMR deployment by 2022. This Funding Program provides financial assistance for our mPower Plant design, engineering and licensing activities supporting the planned first mPower Plant commercial operation date by 2022. On April 14, 2014, we announced our plans to restructure the mPower program to focus on technology development. Beginning in the third quarter of 2014, we expect to slow the pace of development and invest no more than $15 million on an annual basis. We intend to work with the DOE to amend the Funding Program, including mutually agreeable program milestones for continued funding. If a mutually agreeable plan is not identified, future amounts may not be made available to us under the Funding Program.

See Note 8 for further information regarding our segments.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and the related footnotes included in our 2013 10-K.

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

In the three months ended March 31, 2014, we recorded contract losses totaling $7.6 million for additional estimated costs to complete our Berlin Station project which includes estimated potential letter of credit draws for liquidated damages. These losses are in addition to contract losses recorded for this project during 2013 and 2012. We have asserted that substantial completion has been achieved on this project. We believe these contract losses as well as costs associated with any further delays to complete this project, beyond the delays already caused by the customer during construction or otherwise excusable under the contract, are the result of the customer’s failure to supply fuel complying with the contract specifications. See Note 4 for legal proceedings associated with this matter.

Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Currency translation adjustments	$31,811	$38,415
Net unrealized gain on investments	154	130
Net unrealized gain on derivative financial instruments	284	627
Unrecognized prior service cost on benefit obligations	(10,427)	(10,824)

Accumulated other comprehensive income	$21,822	$28,348

The amounts reclassified out of accumulated other comprehensive income by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended March 31,
	2014	2013
Accumulated Other Comprehensive Income Component Recognized	(In thousands)		Line Item Presented
Realized (losses) gains on derivative financial instruments	$163	$(531)	Revenues
	(1,026)	(889)	Cost of operations
	10	15	Other-net

	(853)	(1,405)	Total before tax
	221	358	Provision for Income Taxes

	$(632)	$(1,047)	Net Income
Amortization of prior service cost on benefit obligations	$(509)	$(751)	Cost of operations
	(85)	(50)	Selling, general and administrative expenses

	(594)	(801)	Total before tax
	197	273	Provision for Income Taxes

	$(397)	$(528)	Net Income
Realized gain on investments	$34	$714	Other-net
	(12)	—	Provision for Income Taxes

	$22	$714	Net Income

Total reclassification for the period	$(1,007)	$(861)

Inventories

The components of inventories are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Raw materials and supplies	$80,473	$85,455
Work in progress	9,874	10,872
Finished goods	19,197	16,731

Total inventories	$109,544	$113,058

Restricted Cash and Cash Equivalents

At March 31, 2014, we had restricted cash and cash equivalents totaling $38.5 million, $3.7 million of which was held in restricted foreign cash accounts, $2.8 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets), and $32.0 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments).

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

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$56,436	$83,682
Additions	3,590	4,903
Expirations and other changes	(3,718)	131
Payments	(1,559)	(5,279)
Translation and other	(225)	(572)

Balance at end of period	$54,524	$82,865

Research and Development

Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge research and development costs unrelated to specific contracts as they are incurred. Substantially all of these costs are in our Power Generation and mPower segments, the majority of which are related to the development of our B&W mPowerTM reactor and the associated mPower Plant.

During the three months ended March 31, 2014 and 2013, we recognized $4.2 million and $3.0 million, respectively, of non-cash in-kind research and development costs related to services contributed by our minority partner to GmP, our majority-owned subsidiary formed in 2011 to oversee the program to develop the small modular nuclear power plant based on B&W mPowerTM technology.

On April 12, 2013, Babcock & Wilcox mPower, Inc., a wholly-owned subsidiary of B&W, entered into a Cooperative Agreement establishing the terms and conditions of a funding award totaling $150 million under the DOE’s Funding Program. This cost-sharing award requires us to use the DOE funds to cover first-of-a-kind engineering costs associated with SMR design certification and licensing efforts. The DOE will provide cost reimbursement for up to 50% of qualified expenditures incurred from April 1, 2013 to March 31, 2018. The DOE has authorized $99.3 million of funding to B&W for this award program as of March 31, 2014. Congress has allocated and designated an additional $85 million from the 2014 budget to the Cooperative Agreement; however, the DOE has not yet obligated those funds to us. In the three months ended March 31, 2014, we recognized $17.1 million associated with the funding award. We have recognized all amounts currently authorized by the DOE under the Cooperative Agreement. At March 31, 2014, we had $19.2 million of receivables outstanding from the DOE related to the funding award.

On April 14, 2014, we announced our plans to restructure the mPower program to focus on technology development. Beginning in the third quarter of 2014, we expect to slow the pace of development and invest no more than $15 million on an annual basis. We intend to work with the DOE to amend the Funding Program, including mutually agreeable program milestones for continued funding. If a mutually agreeable plan is not identified, future amounts may not be made available to us under the Funding Program.

Provision for Income Taxes

We are subject to U.S. federal income tax and income tax of multiple state and international jurisdictions. We provide for income taxes based on the enacted tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to nominal rates and with respect to the basis on which these rates are applied. This variation, along with changes in our mix of income within these jurisdictions, can contribute to shifts in our effective tax rate from period to period. We classify interest and penalties related to taxes (net of any applicable tax benefit) as a component of provision for income taxes on our condensed consolidated statements of income.

Our effective tax rate for the three months ended March 31, 2014 was approximately 24.5% as compared to 26.6% for the three months ended March 31, 2013. The effective tax rate for the three months ended March 31, 2014 was lower than our statutory rate primarily due to the receipt of a favorable ruling from the Internal Revenue Service that will allow us to amend prior year U.S. income tax returns to exclude distributions of several of our foreign joint ventures from domestic taxable income. Our effective tax rate for the three months ended March 31, 2013 reflected the impact of certain tax benefits related to the retroactive provisions of the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013.

As of March 31, 2014, we have gross unrecognized tax benefits of $6.0 million which, if recognized, would impact our effective tax rate from continuing operations.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued an update to the Topics Presentation of Financial Statements and Property, Plant and Equipment. This update changes the criteria for reporting discontinued operations such that a disposal of a component of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This update is effective in 2015, but early adoption is permitted. We are currently evaluating the effect of this update on our financial statements.

Other than as described above, there have been no material changes to the recent pronouncements discussed in our 2013 10-K.

NOTE 2 – SPECIAL CHARGES FOR RESTRUCTURING ACTIVITIES

Global Competitiveness Initiative

In the third quarter of 2012, we announced the Global Competitiveness Initiative (“GCI”) to enhance competitiveness, better position B&W for growth and improve profitability. In conjunction with GCI, during the three months ended March 31, 2014, we incurred $0.2 million of expenses related to employee termination benefits and $1.3 million of expenses related to facility consolidation. During the three months ended March 31, 2013, we recorded $4.3 million of expenses related to employee termination benefits and $4.1 million of expenses related to consulting and administrative costs.

Other Restructuring Actions

We incurred additional expenses related to employee termination benefits totaling $0.4 million for the three months ended March 31, 2014 related to the restructuring of our governmental segments. In addition, we incurred consulting and administrative costs totaling $0.8 million for the three months ended March 31, 2014 related to the restructuring of our mPower program.

The following summarizes the changes in our restructuring liability for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$10,054	$—
Special charges for restructuring activities(1)	1,724	8,423
Payments	(5,418)	(4,152)
Translation and other	(160)	—

Balance at end of period	$6,200	$4,271

(1)	The charges in the three months ended March 31, 2014 exclude accelerated depreciation of $0.9 million, which did not impact the restructuring liability.

At March 31, 2014, unpaid restructuring charges total $5.3 million for employee termination benefits, $0.8 million for consulting and administrative costs and $0.1 million for facility consolidation.

NOTE 3 – PENSION PLANS AND POSTRETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits Three Months Ended March 31,		Other Benefits Three Months Ended March 31,
	2014	2013	2014	2013
	(In thousands)
Service cost	$9,646	$11,578	$216	$248
Interest cost	30,327	27,788	969	905
Expected return on plan assets	(37,377)	(36,670)	(575)	(538)
Amortization of prior service cost (credit)	634	792	(40)	9

Net periodic benefit cost	$3,230	$3,488	$570	$624

We made contributions to our pension and postretirement benefit plans totaling $8.6 million and $25.2 million during the three months ended March 31, 2014 and 2013, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 11 to the consolidated financial statements in Part II of our 2013 10-K.

Investigations and Litigation

Apollo and Parks Township

In January 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc. (the “B&W Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, additional suits have been filed by additional plaintiffs and there are currently fourteen lawsuits pending in the U.S. District Court for the Western District of Pennsylvania against the B&W Parties and ARCO. Following the dismissal of a number of claims in June 2012, 10 additional primary claims were filed on February 4, 2013, followed by the filing of 2 additional primary claims on May 17, 2013 and 8 additional primary claims on October 21, 2013. In total, the suits presently involve approximately 95 primary claimants. Plaintiffs have filed motions to dismiss, with prejudice, 3 claims and have agreed to dismiss, with prejudice, 3 additional claims, which would reduce the total number of primary claimants to 89. The primary claimants allege, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in Apollo Borough and Parks Township, Pennsylvania (collectively, the “Apollo and Parks Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages. All of the suits, except for the most recent filing, have been consolidated for non-dispositive pre-trial matters. Fact discovery in the Apollo and Parks Litigation is now closed, but no trial date has been set.

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

In July 2013, the Superior Court reversed the judgment of the trial court with instructions to reconsider the issue of the Settlement Claims under a different standard. In August 2013, B&W and ARCO filed a request for appeal of the Superior Court’s decision to the Pennsylvania Supreme Court. On January 24, 2014, the Supreme Court of Pennsylvania granted B&W and ARCO’s request for appeal. The parties’ briefs on the appeal have been filed, but the date for oral arguments has not been set. B&W has not recognized any amounts claimed in the ANI Litigation in its financial statements due to the uncertainty surrounding the ultimate amount to be realized.

Berlin Station

Our subsidiary, Babcock & Wilcox Construction Co., Inc. (“BWCC”), is currently in a dispute with a customer in connection with a 75MW biomass-energy power plant that BWCC designed and built in Berlin, New Hampshire. The dispute primarily concerns (1) material claims by BWCC against its customer for contract changes relating to schedule delays, delay costs and extra work and (2) whether liquidated damages for delay (“Delay LDs”) are due to the customer under the contract. The customer contends it is owed Delay LDs, capped under the terms of the contract at approximately $18.7 million, and has made three partial draws totaling approximately $4.9 million against $44 million of letters of credit from BWCC. These draws correspond to a total of approximately $5.8 million in alleged Delay LDs (approximately $3.3 million related to the period commencing October 16, 2013 through December 31, 2013, $1.3 million for the period from January 1, 2014 through January 31, 2014 and $1.2 million for the period from February 1, 2014 through February 28, 2014). BWCC has asserted that substantial completion has been achieved and that any further delays to completion of the project, beyond the delays already caused by the customer during construction or otherwise excusable under the contract are the result of the customer’s failure to supply fuel complying with the contract specifications. On April 9, 2014, BWCC was granted a temporary restraining order (“TRO”) that restrains the customer from making further draws against BWCC’s letters of credit in connection with its claims for liquidated damages associated with substantial completion of the project. BWCC has also filed a motion for an injunction to prevent further draws on BWCC’s letters of credit for such claims. The court has not ruled on this motion as of the filing date of this report, but the TRO will remain in effect until a decision is rendered.

BWCC’s aggregate liquidated damages cap under the contract is approximately $37.4 million, which also includes an $18.7 million cap for performance LDs. Notwithstanding the TRO, there is a risk that the customer will attempt to call all or part of the letters of credit during the pendency of this matter. We believe any such call would be wrongful and entitle us to return of the funds and other damages. Nevertheless, we have made provisions in our financial statements totaling $11.0 million based on Delay LDs called to date and management’s estimation of further calls against the letters of credit and have not recorded offsetting claims revenue in our financial statements.

Following the customer’s denial of BWCC’s change order request relating to schedule delays, delay costs and extra work, on January 16, 2014, BWCC filed suit against the customer in the Court of Common Pleas, Summit County, Ohio, Case No. 2014 01 0208, seeking damages in excess of $37 million. BWCC’s suit asserts counts including the customer’s breach of contract, fraud, constructive fraud, negligent misrepresentation, fraudulent inducement and fraudulent concealment. In addition, BWCC has submitted claims to the customer based on the customer’s failure to supply fuel complying with the contract specifications that has resulted (and continues to result) in further delays, reduced plant performance abilities and damage to plant equipment. In the aggregate, we intend to seek recovery for damages incurred to date in excess of $50 million. On or about January 30, 2014, BWCC’s customer filed suit against BWCC in the Superior Court of Coos County, New Hampshire, Case No. 214-2014-CV-14 alleging breach of contract and seeking unspecified amounts.

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our condensed consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity as a component of accumulated other comprehensive income, until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings. Any ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in other – net on our condensed consolidated statements of income. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other – net in our condensed consolidated statements of income.

We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between FX spot rates and FX forward rates. At March 31, 2014, we had deferred approximately $0.3 million of net gains on these derivative financial instruments in accumulated other comprehensive income. Assuming current market conditions continue, we expect to recognize substantially all of this amount in the next twelve months.

At March 31, 2014, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $70.0 million at March 31, 2014, with maturities extending to December 2016. These instruments consist primarily of contracts to purchase or sell Canadian Dollars. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.

The following tables summarize our derivative financial instruments at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
Derivatives Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable-other	$1,920	$1,139
Other assets	$224	$94
Accounts payable	$2,139	$581
Other liabilities	$1,154	$603

Derivatives Not Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable-other	$381	$464
Other assets	$26	$50
Accounts payable	$28	$10
Other liabilities	$3	$—

The effects of derivatives on our financial statements are outlined below:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
FX Forward Contracts:
Amount of loss recognized in other comprehensive income	$(1,314)	$(2,998)
Gain (loss) reclassified from accumulated other comprehensive income into earnings: effective portion
Location
Revenues	$163	$(531)
Cost of operations	$(1,026)	$(889)
Other-net	$10	$15

Gain recognized in income: portion excluded from effectiveness testing
Location
Other-net	$435	$192

Derivatives Not Designated as Hedges:
FX Forward Contracts:
Gain (loss) recognized in income
Location
Other-net	$67	$(676)

NOTE 6 – FAIR VALUE MEASUREMENTS

Investments

The following is a summary of our available-for-sale securities measured at fair value at March 31, 2014 (in thousands):

	3/31/14	Level 1	Level 2	Level 3
Mutual funds	$4,057	$—	$4,057	$—
U.S. Government and agency securities	2,000	2,000	—	—
Asset-backed securities and collateralized mortgage obligations	367	—	367	—
Commercial paper	4,348	—	4,348	—

Total	$10,772	$2,000	$8,772	$—

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2013 (in thousands):

	12/31/13	Level 1	Level 2	Level 3
Mutual funds	$4,001	$—	$4,001	$—
U.S. Government and agency securities	3,000	3,000	—	—
Asset-backed securities and collateralized mortgage obligations	425	—	425	—
Commercial paper	7,748	—	7,748	—

Total	$15,174	$3,000	$12,174	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives

Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At March 31, 2014 and December 31, 2013, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars, with a total fair value of $(0.7) million and $0.6 million, respectively.

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

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at March 31, 2014 and December 31, 2013.

NOTE 7 – STOCK-BASED COMPENSATION

Total stock-based compensation expense for all of our plans recognized for the three months ended March 31, 2014 and 2013 totaled $1.9 million and $4.5 million, respectively, with associated tax benefit recognized for the three months ended March 31, 2014 and 2013 totaling $0.7 million and $1.7 million, respectively.

NOTE 8 – SEGMENT REPORTING

As described in Note 1, our operations are assessed based on five reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
REVENUES:
Power Generation	$312,078	$461,463
Nuclear Operations	286,214	261,139
Technical Services	24,455	25,229
Nuclear Energy	47,780	63,516
mPower	278	304
Adjustments and Eliminations(1)	(8,788)	(6,228)

	$662,017	$805,423

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
Power Generation Transfers	$2,981	$762
Nuclear Operations Transfers	3,087	1,277
Technical Services Transfers	52	535
Nuclear Energy Transfers	2,668	3,654
mPower Transfers	—	—

	$8,788	$6,228

OPERATING INCOME:
Power Generation	$10,542	$33,330
Nuclear Operations	59,528	54,724
Technical Services	14,789	14,179
Nuclear Energy	523	2,258
mPower	(26,709)	(26,947)

	$58,673	$77,544

Unallocated Corporate(1)	(2,375)	(8,908)
Special Charges for Restructuring Activities	(2,658)	(8,423)

Total Operating Income(2)	$53,640	$60,213

Other Income (Expense):
Interest income	419	332
Interest expense	(899)	(818)
Other – net	1,322	1,406

Total Other Income	842	920

Income before Provision for Income Taxes	$54,482	$61,133

(1) Unallocated corporate includes general corporate overhead not allocated to segments.
(2) Included in operating income is the following:
(Gains) Losses on Asset Disposals – Net:
Power Generation	$—	$(78)
Nuclear Operations	—	—
Technical Services	—	—
Nuclear Energy	—	9
mPower	—	—

	$—	$(69)

Equity in Income of Investees:
Power Generation	$2,366	$2,107
Nuclear Operations	—	—
Technical Services	12,901	12,833
Nuclear Energy	2	(153)
mPower	—	—

	$15,269	$14,787

NOTE 9 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except share and per share amounts)

Basic:

Net income attributable to The Babcock & Wilcox Company	$45,044	$47,174

Weighted average common shares	110,439,415	114,097,313

Basic earnings per common share	$0.41	$0.41

Diluted:

Net income attributable to The Babcock & Wilcox Company	$45,044	$47,174

Weighted average common shares (basic)	110,439,415	114,097,313
Effect of dilutive securities:
Stock options, restricted stock and performance shares(1)	446,628	639,841

Adjusted weighted average common shares	110,886,043	114,737,154

Diluted earnings per common share	$0.41	$0.41

(1)	At March 31, 2014 and 2013, we have excluded from our diluted share calculation 1,301,836 and 1,852,891 shares, respectively, related to stock options, as their effect would have been antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 of this report and the audited consolidated financial statements and the related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2013 (our “2013 10-K”).

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

We have based our forward-looking statements on our current expectations, estimates and projections about our industries and our company. We caution that these statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•	decisions on spending and trends by power-generating companies and by the U.S. Government, including continuing appropriations by Congress and the automatic budget cuts (or sequestration) established by the Budget Control Act of 2011;

•	the highly competitive nature of our businesses;

•	general economic and business conditions, including changes in interest rates and currency exchange rates;

•	general developments in the industries in which we are involved;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings;

•	our ability to perform projects on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers;

•	changes in our effective tax rate and tax positions;

•	our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data;

•	our ability to protect our intellectual property and renew licenses to use intellectual property of third parties;

•	changes in estimates used in the percentage-of-completion method of accounting;

•	our ability to obtain and maintain surety bonds, letters of credit and similar financing;

•	the operating risks normally incident to our lines of business, including the potential impact of project losses, liquidated damages and professional liability, product liability, warranty and other claims against us;

•	our ability to manage our capital structure, including our access to capital, credit ratings, debt and ability to raise additional financing;

•	our ability to comply with covenants in our credit agreements and other debt instruments and the availability, terms and deployment of capital;

•	volatility and uncertainty of the credit markets;

•	our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products;

•	risks associated with our restructuring of the mPower program, including the risk that we do not receive or experience delays in receiving funding from the Department of Energy (“DOE”) and the risk of exposure to claims of contractual and other liability from our current partner, customer or others;

•	the risks associated with integrating businesses we acquire;

•	our ability to obtain and maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our captive insurance subsidiary;

•	the effects of asserted and unasserted claims;

•	results of tax audits, including a determination by the Internal Revenue Service that the spin-off or certain other transactions should be treated as a taxable transaction, and the realization of deferred tax assets;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	changes in, or our failure or inability to comply with, laws and governmental regulations;

•	difficulties we may encounter in obtaining regulatory or other necessary permits or approvals;

•	adverse outcomes from legal and regulatory proceedings;

•	our limited ability to influence and direct the operations of our joint ventures;

•	potential violations of the Foreign Corrupt Practices Act;

•	our ability to successfully compete with current and future competitors;

•	the loss of key personnel and the continued availability of qualified personnel;

•	our inability to realize expected benefits from our Global Competitiveness Initiative and other cost reduction initiatives;

•	our ability to negotiate and maintain good relationships with labor unions;

•	changes in pension and medical expenses associated with our retirement benefit programs;

•	potentially inadequate systems of internal controls over financial reporting;

•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;

•	social, political and economic situations in foreign countries where we do business; and

•	the possibilities of natural disasters, war, other armed conflicts or terrorist attacks.

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report and in Item 1A in our 2013 10-K. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

GENERAL

We operate in five segments: Power Generation, Nuclear Operations, Technical Services, Nuclear Energy and mPower. In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues. We are currently exploring growth strategies across our segments through acquisitions to expand and complement our existing businesses. We would expect to fund these opportunities by cash on hand, external financing (including debt), equity or some combination thereof.

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

Our Power Generation segment plans to continue efforts to expand international offerings through acquisitions and partnering arrangements.

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

On January 8, 2013, we were notified that our joint venture, Nuclear Production Partners, LLC, was not selected to lead the National Nuclear Security Administration’s (“NNSA”) combined Management and Operating contract for the Y-12 National Security Complex and Pantex Plant. Since then, we have filed multiple protests with the Government Accountability Office in relation to the selection decision. On February 27, 2014, we received notification that our latest protest was dismissed. We will continue to manage these sites during the transition of these facilities to the NNSA’s new contractor, which is expected to be completed on June 30, 2014.

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

mPower Segment

This segment is developing the B&W mPowerTM reactor and the associated mPower Plant through its majority-owned joint venture, Generation mPower LLC. Its activity is a function of research and development efforts for the B&W mPowerTM reactor and the potential orders to be generated from various mPower Plant deployment initiatives. As part of this initiative, we were selected to receive funding and have signed a Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (“Funding Program”), which is expected to provide financial assistance initially totaling at least $150 million for small modular reactor (“SMR”) design engineering and licensing activities supporting a planned commercial operating date for the first mPower Plant by 2022.

The Funding Program is a cost-sharing award which requires us to use the DOE funds to cover first-of-a-kind engineering costs associated with SMR design certification and licensing efforts. The DOE will provide cost reimbursement for up to 50% of qualified expenditures incurred from April 1, 2013 to March 31, 2018. The DOE has authorized $99.3 million of funding to B&W for this award program as of March 31, 2014. Congress has allocated and designated an additional $85 million from the 2014 budget to the Cooperative Agreement; however, the DOE has not yet obligated those funds to us. In the three months ended March 31, 2014, we recognized $17.1 million associated with the funding award. We have recognized all amounts currently authorized by the DOE under the Funding Program. At March 31, 2014, we had $19.2 million of receivables outstanding from the DOE related to the funding award.

On April 14, 2014, we announced our plans to restructure the mPower program to focus on technology development. Beginning in the third quarter of 2014, we expect to slow the pace of development and invest no more than $15 million on an annual basis. We intend to work with the DOE to amend the Funding Program, including mutually agreeable program milestones for continued funding. If a mutually agreeable plan is not identified, future amounts may not be made available to us under the Funding Program.

Global Competitiveness Initiative / Other Restructuring Activities

We launched the Global Competitiveness Initiative (“GCI”) in the third quarter of 2012 to enhance competitiveness, better position B&W for growth, and improve profitability. We have identified a wide range of cost reduction activities including operational and functional efficiency improvements, organizational design changes, and manufacturing optimization. Once fully executed, these actions are expected to produce at least $75 million in annual savings. The majority of the annual savings are expected to result from efficiency improvements that were completed in 2013. The balance of the cost savings relates to manufacturing initiatives that are expected to be completed by mid-2015. In order to achieve these savings, we expect to incur total restructuring charges (cash and non-cash) of approximately $60 million. We incurred $1.5 million and $8.4 million of costs associated with GCI for the three months ended March 31, 2014 and 2013, respectively.

We continue to focus on structural changes in our operating model to drive significant margin improvement. We are targeting initiatives that will drive margin improvement in our Power Generation segment by 200 to 300 basis points and allow us to achieve a minimum 10% operating margin in our Nuclear Energy segment. These actions, along with our announced plans to restructure the mPower program, will result in employee termination benefits and other restructuring charges during 2014.

Critical Accounting Policies and Estimates

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 10-K. There have been no material changes to these policies during the three months ended March 31, 2014, except as disclosed in Note 1 of the notes to condensed consolidated financial statements included in this report.

Accounting for Contracts

As of March 31, 2014, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects and provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our condensed consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our condensed consolidated results of operations, financial condition and cash flows. In the three months ended March 31, 2014 and 2013, we recognized changes in estimate related to long-term contracts accounted for on the percentage-of-completion basis which increased operating income by approximately $4.9 million and $14.2 million, respectively.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2014 VS. THREE MONTHS ENDED MARCH 31, 2013

Selected financial highlights are presented in the table below:

	Three months ended March 31,
	2014	2013	$ Change
	(in thousands)

REVENUES:
Power Generation	$312,078	$461,463	$(149,385)
Nuclear Operations	286,214	261,139	25,075
Technical Services	24,455	25,229	(774)
Nuclear Energy	47,780	63,516	(15,736)
mPower	278	304	(26)
Adjustments and Eliminations	(8,788)	(6,228)	(2,560)

	$662,017	$805,423	$(143,406)

OPERATING INCOME:
Power Generation	$10,542	$33,330	$(22,788)
Nuclear Operations	59,528	54,724	4,804
Technical Services	14,789	14,179	610
Nuclear Energy	523	2,258	(1,735)
mPower	(26,709)	(26,947)	238

	$58,673	$77,544	$(18,871)

Unallocated Corporate	(2,375)	(8,908)	6,533
Special Charges for Restructuring Activities	(2,658)	(8,423)	5,765

Total Operating Income	$53,640	$60,213	$(6,573)

Consolidated Results of Operations

Consolidated revenues decreased 17.8%, or $143.4 million, to $662.0 million in the three months ended March 31, 2014 compared to $805.4 million for the corresponding period in 2013 due primarily to decreased revenues from our Power Generation and Nuclear Energy segments totaling $149.4 million and $15.7 million, respectively. These decreases were partially offset by an increase in revenues in our Nuclear Operations segment totaling $25.1 million.

Consolidated operating income decreased $6.6 million to $53.6 million in the three months ended March 31, 2014 compared to $60.2 million for the corresponding period in 2013. Operating income includes special charges for restructuring activities totaling $2.7 million and $8.4 million in the three months ended March 31, 2014 and 2013, respectively. Excluding special charges for restructuring activities, operating income decreased $12.3 million for the three months ended March 31, 2014 compared to 2013. We experienced decreased operating income in our Power Generation and Nuclear Energy segments totaling $22.8 million and $1.8 million respectively. These decreases were partially offset by increased operating income in our Nuclear Operations, Technical Services and mPower segments totaling $4.8 million, $0.6 million and $0.2 million, respectively. We also experienced a decrease in unallocated corporate expenses totaling $6.5 million.

Power Generation

	Three months ended March 31,
	2014	2013	$ Change
	(in thousands)
Revenues	$312,078	$461,463	$(149,385)
Operating Income	10,542	33,330	(22,788)
% of Revenues	3.4%	7.2%

Revenues decreased 32.4%, or $149.4 million, to $312.1 million in the three months ended March 31, 2014, compared to $461.5 million in 2013. The decrease was primarily attributable to an $85.7 million decline in our new build environmental equipment business revenues, principally driven by lower levels of engineering, procurement and construction activities as projects related to the previously enacted environmental rules and regulations near completion and uncertainties continue regarding the ultimate outcome of environmental regulations. We also experienced a $25.0 million decrease in our new build steam generation systems business due to a lower level of activity on our Berlin Station project. In addition, we experienced a decrease in revenues of $34.6 million in our aftermarket services business primarily due to a large boiler retrofit and construction project that was completed last year and lower environmental aftermarket revenues.

Operating income decreased $22.8 million to $10.5 million in the three months ended March 31, 2014 compared to $33.3 million in 2013, primarily due to the lower revenues discussed above and contract losses of $7.6 million for additional estimated costs to complete our Berlin Station project which includes estimated potential letter of credit draws for liquidated damages. These decreases were partially offset by a $4.4 million reduction in selling, general and administrative expenses associated with cost savings from GCI initiatives and a $1.6 million reduction in research and development expenditures.

Nuclear Operations

	Three months ended March 31,
	2014	2013	$ Change
	(in thousands)
Revenues	$286,214	$261,139	$25,075
Operating Income	59,528	54,724	4,804
% of Revenues	20.8%	21.0%

Revenues increased by 9.6%, or $25.1 million, to $286.2 million in the three months ended March 31, 2014 compared to $261.1 million in the corresponding period of 2013, primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs totaling $21.0 million and increased volume in our naval nuclear fuel and downblending activities totaling $4.1 million.

Operating income increased $4.8 million to $59.5 million in the three months ended March 31, 2014 compared to $54.7 million in the corresponding period of 2013, primarily due to the increased revenues associated with the manufacturing of nuclear components for U.S. Government programs discussed above.

Technical Services

	Three months ended March 31,
	2014	2013	$ Change
	(in thousands)
Revenues	$24,455	$25,229	(774)
Operating Income	14,789	14,179	610

Revenues totaled $24.5 million in the three months ended March 31, 2014, which were essentially unchanged from the corresponding period of 2013.

Operating income increased $0.6 million to $14.8 million in the three months ended March 31, 2014 compared to $14.2 million in the corresponding period of 2013. This increase was due to reduced overhead and general and administrative costs.

Nuclear Energy

	Three months ended March 31,
	2014	2013	$ Change
	(in thousands)
Revenues	47,780	63,516	(15,736)
Operating Income	523	2,258	(1,735)
% of Revenues	1.1%	3.6%

Revenues decreased 24.7%, or $15.7 million, to $47.8 million in the three months ended March 31, 2014 compared to $63.5 million in the corresponding period of 2013. This decrease was primarily attributable to a $13.4 million decrease in our nuclear services business due to the completion of certain maintenance and service projects that were ongoing in the corresponding period in 2013 and the continued low level of outage services available in the industries we serve. We also experienced a decrease in revenues from our nuclear equipment business due to the completion of two replacement steam generator projects that were ongoing in the prior year period.

Operating income decreased $1.8 million to $0.5 million in the three months ended March 31, 2014 compared to $2.3 million in the corresponding period of 2013, primarily attributable to the decrease in revenues noted above. This decrease was partially offset by $2.6 million of reduced selling, general and administrative expenses associated with cost savings from GCI initiatives.

mPower

	Three months ended March 31,
	2014	2013	$ Change
	(in thousands)
Revenues	$278	$304	$(26)
Operating Income	(26,709)	(26,947)	238

Operating income increased $0.2 million to a loss of $26.7 million in the three months ended March 31, 2014 compared to a loss of $26.9 million in the corresponding period of 2013. Research and development activities related to the continued development of the B&W mPower™ reactor increased by $15.1 million, offset by the recognition of $17.1 million of the cost-sharing award from the DOE under the Cooperative Agreement as a reduction of research and development costs. There was no cost-sharing award recognized within the corresponding period of 2013. Selling, general and administrative expenses increased by $1.8 million compared to the corresponding period of 2013 due to higher business development expenses.

Unallocated Corporate

Unallocated corporate expenses decreased $6.5 million to $2.4 million in the three months ended March 31, 2014, as compared to $8.9 million in the corresponding period of 2013. This decrease was attributable to the timing of healthcare cost allocations totaling $3.6 million, reduced information technology costs totaling $2.5 million largely related to costs associated with cyber security upgrades incurred in the prior year period and the realization of benefits associated with GCI initiatives.

Special Charges for Restructuring Activities

Operating income for the three months ended March 31, 2014 included $2.7 million of special charges for restructuring activities, comprising of $1.5 million of GCI charges related to facility consolidation and employee termination benefits, $0.4 million in employee termination benefits for the restructuring of our governmental segments and $0.8 million in consulting and administrative costs related to the restructuring of our mPower program. During the three months ended March 31, 2013, we recorded $4.3 million of GCI charges related to employee termination benefits and $4.1 million of GCI charges related to consulting and administrative costs.

Provision for Income Taxes

	Three months ended March 31,
	2014	2013	$ Change
	(in thousands)
Income before Provision for Income Taxes	$54,482	$61,133	$(6,651)
Income Tax Provision	13,328	16,257	(2,929)
Effective Tax Rate	24.5%	26.6%

Our effective tax rate for the three months ended March 31, 2014 was approximately 24.5% as compared to 26.6% for the three months ended March 31, 2013. The effective tax rate for the three months ended March 31, 2014 was lower than our statutory rate primarily due to the receipt of a favorable ruling from the Internal Revenue Service that will allow us to amend prior year U.S. income tax returns to exclude distributions of several of our foreign joint ventures from domestic taxable income. Our effective tax rate for the three months ended March 31, 2013 reflected the impact of certain tax benefits related to the retroactive provisions of the American Taxpayer Relief Act of 2012 which was enacted on January 2, 2013.

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

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In millions)
Power Generation	$1,982	$2,072
Nuclear Operations	2,850	2,369
Technical Services	1	5
Nuclear Energy	173	142
mPower	1	2

Total Backlog	$5,007	$4,590

We recorded new bookings in our Nuclear Operations segment totaling $763 million for the three months ended March 31, 2014, resulting in an increase in our Nuclear Operations backlog of $481 million since December 31, 2013. Major new awards from the U.S. Government are typically received during the fourth quarter of each year, following congressional approval of the budget for the government’s next fiscal year, which starts October 1. Due to events associated with the government shutdown and delayed budget approvals, awards anticipated in the fourth quarter of 2013 were delayed until the first quarter of 2014.

We do not include orders of our unconsolidated joint ventures in backlog. These unconsolidated joint ventures are primarily included in our Power Generation and Technical Services segments.

Of the March 31, 2014 backlog, we expect to recognize revenues as follows:

	2014	2015	Thereafter
	(Unaudited)
	(In approximate millions)
Power Generation	$436	$418	$1,128
Nuclear Operations	604	696	1,550
Technical Services	1	—	—
Nuclear Energy	44	44	85
mPower	1	—	—

Total Backlog	$1,086	$1,158	$2,763

At March 31, 2014, Power Generation backlog with the U.S. Government was $22.1 million, all of which was fully funded.

At March 31, 2014, Nuclear Operations backlog with the U.S. Government was $2.8 billion, of which $252.3 million had not yet been funded.

At March 31, 2014, Technical Services backlog with the U.S. Government was $1.3 million, all of which was fully funded.

At March 31, 2014, Nuclear Energy and mPower had no backlog with the U.S. Government.

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

The Credit Agreement contains financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, the level of debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt and mergers. At March 31, 2014, we were in compliance with all of the covenants set forth in the Credit Agreement.

Loans outstanding under the Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 2.25% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month Eurocurrency rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 1.25% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. Under the Credit Agreement, we are charged a commitment fee on the unused portions of the Credit Agreement and that fee varies between 0.225% and 0.350% per year depending on the credit ratings of the Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.25% and 2.25% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.80% and 1.25% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, we paid upfront fees to the lenders thereunder, and arrangement and other fees to the arrangers and agents of the Credit Agreement. At March 31, 2014, $15.0 million in borrowings and $158.0 million of letters of credit were outstanding under the Credit Agreement, leaving $527.0 million available for borrowings or to meet letter of credit requirements. The applicable interest rate at March 31, 2014 under this facility was 3.75% per year for revolving loans.

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

Other Arrangements

Certain subsidiaries within our Power Generation segment have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees as of March 31, 2014 was $109.5 million.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety’s discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2014, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $394.5 million.

Long-term Benefit Obligations

Our unfunded pension and postretirement benefit obligations totaled $438.4 million at March 31, 2014. These long-term liabilities are expected to require use of Company resources to satisfy our future funding obligations. For the three months ended March 31, 2014, we made contributions to our pension and postretirement benefit plans totaling $8.6 million. We expect to make contributions to these plans totaling $67.4 million for the remainder of 2014.

Other

In the aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $152.7 million to $257.3 million at March 31, 2014 from $410.0 million at December 31, 2013, primarily due to the items discussed below.

Our working capital increased by approximately $20.4 million to $530.6 million at March 31, 2014 from $510.2 million at December 31, 2013, attributable primarily to an increase in net contracts in progress and advance billings on contracts, offset by a decline in cash and cash equivalents and accounts payable.

Our net cash used in operations was $113.5 million in the three months ended March 31, 2014, compared to $26.3 million for the three months ended March 31, 2013. This increase in cash used was primarily attributable to an increase in net contracts in progress and advance billings on contracts and a reduction in accounts payable.

Our net cash used in investing activities decreased by $15.9 million to $11.4 million in the three months ended March 31, 2014 from $27.3 million in the three months ended March 31, 2013. This decrease in net cash used in investing activities was primarily attributable to the release of restricted cash related to our captive insurer.

Our net cash used in financing activities decreased by $56.9 million to $8.6 million in the three months ended March 31, 2014 from $65.5 million for the three months ended March 31, 2013 due to a decline in the repurchase of common shares and an increase in borrowings on our Credit Agreement.

At March 31, 2014, we had restricted cash and cash equivalents totaling $38.5 million, $3.7 million of which was held in restricted foreign cash accounts, $2.8 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets) and $32.0 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments).

At March 31, 2014, we had short-term and long-term investments with a fair value of $10.8 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income.

Foreign Operations

Included in our total unrestricted cash and cash equivalents is approximately $186.8 million, or 89.8%, related to foreign operations and subsidiaries. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the U.S., which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. as the liquidity generated by our U.S. operations is sufficient to meet the annual cash requirements of our U.S. operations.

See Note 1 to our unaudited condensed consolidated financial statements included in this report for information on new and recently adopted accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2013 10-K.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 4 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A.	Risk Factors

In addition to the other information in this report, the other factors presented in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2013 are some of the factors that could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2012, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended March 31, 2014. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(2)
January 1, 2014 – January 31, 2014	94,919	$34.16	92,000	$493.2
February 1, 2014 – February 28, 2014	121,200	$33.65	121,100	$489.1
March 1, 2014 – March 31, 2014	397,457	$33.02	255,300	$480.7

Total	613,576	$33.32	468,400

(1)	Includes 2,919, 100 and 142,157 shares repurchased during January, February and March, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)	On November 7, 2012, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million in the open market during a two-year period ending on November 5, 2014. On May 7, 2013, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million. On February 26, 2014, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million. The May 2013 and February 2014 authorizations are in addition to the initial $250 million share repurchase amount authorized in November 2012. On December 9, 2013, we completed the repurchase of shares using our initial $250 million authorization. We may repurchase shares in the open market using the additional repurchase amounts authorized in May 2013 and February 2014 during a two-year period that expires February 25, 2016.

Item 4.	Mine Safety Disclosures

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

Exhibit 3.2* – Amended and Restated Bylaws of The Babcock & Wilcox Company effective September 9, 2013 (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated September 11, 2013 (File No. 1-34658)).

Exhibit 10.1* – Cooperation Agreement among the Company and Starboard Value LP, and certain of its affiliates, dated March 12, 2014 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 12, 2014 (File No. 1-34658)).

Exhibit 10.2*+ – Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, dated as of February 25, 2014 (Incorporated by reference to Appendix A to The Babcock & Wilcox Company’s Definitive Proxy Statement dated March 28, 2014 (file No. 1-34658)).

Exhibit 10.3+ – Form of Non-Employee Director Grant Letter.

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
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized
Representative)

May 12, 2014

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.1*	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2*	Amended and Restated Bylaws of The Babcock & Wilcox Company effective September 9, 2013 (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated September 11, 2013 (File No. 1-34658)).

10.1*	Cooperation Agreement among the Company and Starboard Value LP, and certain of its affiliates, dated March 12, 2014 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 12, 2014 (File No. 1-34658)).

10.2*+	Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, dated as of February 25, 2014 (Incorporated by reference to Appendix A to The Babcock & Wilcox Company’s Definitive Proxy Statement dated March 28, 2014 (file No. 1-34658)).

10.3+	Form of Non-Employee Director Grant Letter.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.
+	Management or compensatory contract.