Form 10-Q
period 2014-06-30
Babcock & Wilcox Co
filed 2014-08-06
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock outstanding at July 31, 2014 was 107,461,329.

THE BABCOCK & WILCOX COMPANY

I N D E X - F O R M    1 0 - Q

PART I

THE BABCOCK & WILCOX COMPANY

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)

Current Assets:
Cash and cash equivalents	$215,918	$346,116
Restricted cash and cash equivalents	39,660	45,945
Investments	4,249	10,748
Accounts receivable – trade, net	381,761	360,323
Accounts receivable – other	64,325	45,480
Contracts in progress	341,019	370,820
Inventories	112,971	113,058
Deferred income taxes	99,123	97,170
Other current assets	70,645	47,764

Total Current Assets	1,329,671	1,437,424

Property, Plant and Equipment	1,178,357	1,126,683
Less accumulated depreciation	708,789	679,604

Net Property, Plant and Equipment	469,568	447,079

Investments	4,503	4,426

Goodwill	396,829	281,708

Deferred Income Taxes	96,811	127,076

Investments in Unconsolidated Affiliates	158,927	184,831

Intangible Assets	119,852	81,521

Other Assets	49,892	45,088

TOTAL	$2,626,053	$2,609,153

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2014	2013
	(Unaudited)
	(In thousands, except share and per share amounts)

Current Liabilities:
Notes payable and current maturities of long-term debt	$7,447	$4,671
Accounts payable	199,860	319,774
Accrued employee benefits	98,135	163,833
Accrued liabilities – other	79,164	58,192
Advance billings on contracts	244,257	317,771
Accrued warranty expense	58,825	56,436
Income taxes payable	8,000	6,551

Total Current Liabilities	695,688	927,228

Long-Term Debt	260,050	225

Accumulated Postretirement Benefit Obligation	47,411	43,194

Environmental Liabilities	55,342	53,391

Pension Liability	376,159	336,878

Other Liabilities	54,408	65,296

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 121,287,860 and 120,536,910 shares at June 30, 2014 and December 31, 2013, respectively	1,213	1,205
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	764,668	747,189
Retained earnings	706,162	656,916
Treasury stock at cost, 13,728,384 and 10,068,731 shares at June 30, 2014 and December 31, 2013, respectively	(373,776)	(268,971)
Accumulated other comprehensive income	21,892	28,348

Stockholders’ Equity – The Babcock & Wilcox Company	1,120,159	1,164,687
Noncontrolling interest	16,836	18,254

Total Stockholders’ Equity	1,136,995	1,182,941

TOTAL	$2,626,053	$2,609,153

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
	(In thousands, except share and per share amounts)

Revenues	$686,006	$886,136	$1,348,023	$1,691,559

Costs and Expenses:
Cost of operations	512,308	686,043	1,014,615	1,305,740
Research and development costs	30,918	837	54,914	29,183
Losses on asset disposals and impairments, net	1,457	156	1,457	87
Selling, general and administrative expenses	101,918	106,937	196,603	210,537
Special charges for restructuring activities	17,470	12,232	20,128	20,655

Total Costs and Expenses	664,071	806,205	1,287,717	1,566,202

Equity in Income of Investees	13,183	18,775	28,452	33,562

Operating Income	35,118	98,706	88,758	158,919

Other Income (Expense):
Interest income	190	323	609	655
Interest expense	(921)	(789)	(1,820)	(1,607)
Other – net	580	1,005	1,902	2,411

Total Other Income (Expense)	(151)	539	691	1,459

Income before Provision for Income Taxes	34,967	99,245	89,449	160,378

Provision for Income Taxes	11,475	29,544	24,803	45,801

Net Income	$23,492	$69,701	$64,646	$114,577

Net Loss Attributable to Noncontrolling Interest	2,945	3,169	6,835	5,467

Net Income Attributable to The Babcock & Wilcox Company	$26,437	$72,870	$71,481	$120,044

Earnings per Common Share:
Basic:
Net Income Attributable to The Babcock & Wilcox Company	$0.24	$0.65	$0.65	$1.06
Diluted:
Net Income Attributable to The Babcock & Wilcox Company	$0.24	$0.65	$0.65	$1.06

Shares used in the computation of earnings per share (Note 11):
Basic	109,766,237	111,898,819	110,102,826	112,998,066
Diluted	110,116,630	112,662,563	110,501,337	113,699,859

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
	(In thousands)

Net Income	$23,492	$69,701	$64,646	$114,577

Other Comprehensive Income (Loss):
Currency translation adjustments	(531)	(3,824)	(7,142)	(7,568)
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $(289), $505, $50 and $1,342, respectively	833	(1,707)	(142)	(3,868)
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $234, $(395), $13 and $(753), respectively	(679)	1,242	(47)	2,289
Amortization of benefit plan costs, net of tax benefit of $(198), $(245), $(395) and $(518), respectively	397	465	794	993
Investments:
Unrealized gains arising during the period, net of tax (provision) benefit of $(32), $37, $(57) and $(7), respectively	57	33	103	128
Reclassification adjustment for gains included in net income, net of tax provision of $3, $3, $15 and $3, respectively	(4)	(7)	(26)	(721)

Other Comprehensive Income (Loss)	73	(3,798)	(6,460)	(8,747)

Total Comprehensive Income	23,565	65,903	58,186	105,830

Comprehensive Loss Attributable to Noncontrolling Interest	2,942	3,172	6,839	5,471

Comprehensive Income Attributable to The Babcock & Wilcox Company	$26,507	$69,075	$65,025	$111,301

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury	Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
	(In thousands, except share and per share amounts)
Balance December 31, 2013	120,536,910	$1,205	$747,189	$656,916	$28,348	$(268,971)	$1,164,687	$18,254	$1,182,941

Net income	—	—	—	71,481	—	—	71,481	(6,835)	64,646
Dividends declared ($0.20 per share)	—	—	—	(22,235)	—	—	(22,235)	—	(22,235)
Defined benefit obligations	—	—	—	—	794	—	794	—	794
Available-for-sale investments	—	—	—	—	77	—	77	—	77
Currency translation adjustments	—	—	—	—	(7,138)	—	(7,138)	(4)	(7,142)
Derivative financial instruments	—	—	—	—	(189)	—	(189)	—	(189)
Exercise of stock options	135,649	1	3,519	—	—	—	3,520	—	3,520
Contributions to thrift plan	196,297	2	6,554	—	—	—	6,556	—	6,556
Shares placed in treasury	—	—	—	—	—	(104,805)	(104,805)	—	(104,805)
Stock-based compensation charges	419,004	5	7,406	—	—	—	7,411	—	7,411
Contribution of in-kind services	—	—	—	—	—	—	—	5,830	5,830
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(409)	(409)

Balance June 30, 2014 (unaudited)	121,287,860	$1,213	$764,668	$706,162	$21,892	$(373,776)	$1,120,159	$16,836	$1,136,995

Balance December 31, 2012	119,608,026	$1,196	$713,257	$349,063	$32,728	$(109,809)	$986,435	$16,481	$1,002,916

Net income	—	—	—	120,044	—	—	120,044	(5,467)	114,577
Dividends declared ($0.16 per share)	—	—	—	(18,147)	—	—	(18,147)	—	(18,147)
Defined benefit obligations	—	—	—	—	993	—	993	—	993
Available-for-sale investments	—	—	—	—	(593)	—	(593)	—	(593)
Currency translation adjustments	—	—	—	—	(7,564)	—	(7,564)	(4)	(7,568)
Derivative financial instruments	—	—	—	—	(1,579)	—	(1,579)	—	(1,579)
Exercise of stock options	101,157	2	1,872	—	—	—	1,874	—	1,874
Contributions to thrift plan	233,766	2	6,530	—	—	—	6,532	—	6,532
Shares placed in treasury	—	—	—	—	—	(127,773)	(127,773)	—	(127,773)
Stock-based compensation charges	217,563	2	9,074	—	—	—	9,076	—	9,076
Contribution of in-kind services	—	—	—	—	—	—	—	7,369	7,369
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(326)	(326)

Balance June 30, 2013 (unaudited)	120,160,512	$1,202	$730,733	$450,960	$23,985	$(237,582)	$969,298	$18,053	$987,351

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2014	2013
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$64,646	$114,577
Non-cash items included in net income:
Depreciation and amortization	35,053	33,856
Income of investees, net of dividends	(8,517)	(18,824)
Losses on asset disposals and impairments	1,457	87
In-kind research and development costs	5,830	7,369
Recognition of losses for pension and postretirement plans	1,189	1,511
Stock-based compensation expense	7,411	9,076
Excess tax benefits from stock-based compensation	(552)	(3)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,635)	(37,429)
Accounts payable	(129,471)	5,972
Contracts in progress and advance billings on contracts	(52,142)	(81,571)
Inventories	5,666	11,608
Income taxes	(7,890)	4,067
Accrued and other current liabilities	2,674	9,541
Pension liability, accrued postretirement benefit obligation and employee benefits	(35,671)	(44,056)
Other, net	9,250	(4,005)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(107,702)	11,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	6,285	12,680
Purchases of property, plant and equipment	(37,822)	(33,433)
Acquisition of business, net of cash acquired	(127,098)	—
Purchase of intangible assets	(722)	(2,200)
Purchases of available-for-sale securities	(21,225)	(72,156)
Sales and maturities of available-for-sale securities	27,802	91,749
Proceeds from asset disposals	10	454
Investment in equity and cost method investees	(4,900)	(2,913)

NET CASH USED IN INVESTING ACTIVITIES	(157,670)	(5,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	(1,815)	(104)
Increase in short-term borrowing	733	651
Borrowings under Credit Agreement	562,300	—
Repayments under Credit Agreement	(298,500)	—
Payment of debt issuance costs	(4,929)	—
Repurchase of common shares	(99,742)	(125,829)
Dividends paid to common shareholders	(22,103)	(18,142)
Exercise of stock options	3,463	1,888
Excess tax benefits from stock-based compensation	552	3
Other	(409)	(326)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	139,550	(141,859)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(4,376)	(5,440)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(130,198)	(141,342)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	346,116	383,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$215,918	$242,205

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$28,099	$38,851
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$3,938	$3,445

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Reporting Segments

We operate in five reportable segments: Power Generation, Nuclear Operations, Technical Services, Nuclear Energy and mPower. Our reportable segments are further described as follows:

•	Our Power Generation segment provides an advanced, clean and diverse portfolio of steam generating equipment, proven emissions control systems for environmental regulations, renewable energy solutions (biomass, combined heat and power, waste-to-energy and concentrating solar power), boiler cleaning systems, material transport equipment, fuel handling systems, cogeneration and combined cycle installations, and carbon-capture and sequestration technologies. For this full range of product offerings, we offer complete aftermarket, operation and maintenance and construction project services. We provide products and services to electric utilities, municipalities, EPC contractors, architect engineers, independent power producers, international trading firms, electric power cooperatives and state electricity boards. Our markets include electric power generation, industrial, pulp and paper, chemical, oil refinery, cement, institutional, municipal and government customers worldwide. We have an extensive North American and global footprint including engineering, design, service, manufacturing, sales, business development, regional service centers, manufacturer’s representatives and joint venture facilities located in more than 30 countries around the globe. We have supplied product and services for more than 300,000 MW of installed electric generating capacity in more than 80 countries.

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

On June 20, 2014, we completed the acquisition of MEGTEC Holdings, Inc. (“MEGTEC”). MEGTEC designs, engineers, manufactures and services air pollution control systems and coating/drying equipment for a variety of industrial applications and is expected to complement our environmental products and solutions offerings.

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

•	Our Technical Services segment provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided to the Department of Defense and the DOE, including the NNSA, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management. Through this segment we deliver products and management solutions to nuclear operations and high-consequence manufacturing facilities. A significant portion of this segment’s operations are conducted through joint ventures.

•	Our Nuclear Energy segment supplies commercial nuclear steam generators and components to nuclear utility customers. B&W has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. This segment is the only heavy nuclear component, N-Stamp certified manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development and metallurgy and materials engineering. In addition, this segment offers services for nuclear steam generators and balance of plant equipment, as well as nondestructive examination and tooling/repair solutions for other plant systems and components.

•	Our mPower segment is designing the B&W mPower™ reactor, a small modular reactor (“SMR”) design generally based on proven light-water nuclear technology and able to operate for four years without refueling. Through our majority-owned joint venture, Generation mPower LLC (“GmP”), we are developing the associated mPower Plant power generating facility, which will use two B&W mPower™ reactors to generate 360 MW within an advanced passively safe and secure plant architecture. As part of this initiative, we were selected to receive funding pursuant to a Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (the “Funding Program”) for SMR deployment by 2022. This Funding Program provides financial assistance for our mPower Plant design, engineering and licensing activities supporting the planned first mPower Plant commercial operation date by 2022. On April 14, 2014, we announced our plans to restructure the mPower program to focus on technology development. Beginning in the third quarter of 2014, we expect to slow the pace of development and invest no more than $15 million on an annual basis, net of amounts reimbursed from the Funding Program. We intend to work with the DOE to amend the Funding Program to include, among other things, mutually agreeable program milestones for continued funding. If a mutually agreeable plan is not identified, future amounts may not be made available to us under the Funding Program.

See Note 10 for further information regarding our segments.

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and the related footnotes included in our 2013 10-K.

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

In the three and six months ended June 30, 2014, we recorded contract losses totaling $4.0 million and $11.6 million, respectively, for additional estimated costs to complete our Power Generation segment’s Berlin Station project, which includes estimated potential letter of credit draws for liquidated damages. These losses are in addition to contract losses recorded for this project during 2013 and 2012. We had previously asserted that substantial completion had been achieved on this project in early 2014 and that any further delays to complete this project, beyond the delays already caused by the customer during construction or otherwise excusable under the contract, are the result of the customer’s failure to supply fuel complying with the contract specifications. The customer has certified that we achieved substantial completion on the project effective July 19, 2014, following which the customer will have no further claims for Delay LDs. See Note 6 for legal proceedings associated with this matter.

Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	June 30,	December 31,
	2014	2013
	(In thousands)
Currency translation adjustments	$31,277	$38,415
Net unrealized gain on investments	207	130
Net unrealized gain on derivative financial instruments	438	627
Unrecognized prior service cost on benefit obligations	(10,030)	(10,824)

Accumulated other comprehensive income	$21,892	$28,348

The amounts reclassified out of accumulated other comprehensive income by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Accumulated Other Comprehensive Income Component Recognized	(In thousands)				Line Item Presented
Realized (losses) gains on derivative financial instruments	$(240)	$(621)	$(77)	$(1,152)	Revenues
	1,153	(1,117)	127	(2,006)	Cost of operations
	—	101	10	116	Other-net

	$913	(1,637)	$60	(3,042)	Total before tax
	(234)	395	(13)	753	Provision for Income Taxes

	$679	$(1,242)	$47	$(2,289)	Net Income

Amortization of prior service cost on benefit obligations	$(509)	$(660)	$(1,018)	$(1,411)	Cost of operations
	(86)	(50)	(171)	(100)	Selling, general and administrative expenses

	(595)	(710)	(1,189)	(1,511)	Total before tax
	198	245	395	518	Provision for Income Taxes

	$(397)	$(465)	$(794)	$(993)	Net Income

Realized gain on investments	$7	$10	$41	$724	Other-net
	(3)	(3)	(15)	(3)	Provision for Income Taxes

	$4	$7	$26	$721	Net Income

Total reclassification for the period	$286	$(1,700)	$(721)	$(2,561)

Inventories

The components of inventories are as follows:

	June 30,	December 31,
	2014	2013
	(In thousands)
Raw materials and supplies	$82,485	$85,455
Work in progress	9,986	10,872
Finished goods	20,500	16,731

Total inventories	$112,971	$113,058

Restricted Cash and Cash Equivalents

At June 30, 2014, we had restricted cash and cash equivalents totaling $42.3 million, $3.3 million of which was held in restricted foreign cash accounts, $2.6 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $36.4 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments).

Goodwill

Goodwill represents the excess of the cost of our acquired businesses over the fair value of the net assets acquired. We perform testing of goodwill for impairment annually. We may elect to perform a qualitative test when we believe that there is sufficient excess fair value over carrying value based on our most recent quantitative assessment, adjusted for relevant events and circumstances that could affect fair value during the current year. If we conclude based on this assessment that it is more likely than not that the reporting unit is not impaired, we do not perform a quantitative impairment test. In all other circumstances, we utilize a two-step quantitative impairment test to identify potential goodwill impairment and measure the amount of any goodwill impairment. The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

The following summarizes the changes in the carrying amount of goodwill:

	Power Generation	Nuclear Operations	Technical Services	Nuclear Energy	Total
	(In thousands)

Balance at December 31, 2013	$104,630	$118,103	$45,000	$13,975	$281,708
Acquisition of MEGTEC (Note 2)	115,314	—	—	—	115,314
Foreign currency translation adjustments and other	(193)	—	—	—	(193)

Balance at June 30, 2014	$219,751	$118,103	$45,000	$13,975	$396,829

Intangible Assets

Intangible assets are recognized at fair value when acquired. Intangible assets with definite lives are amortized to operating expense using the straight-line method over their estimated useful lives and tested for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable. Intangible assets with indefinite lives are not amortized and are subject to annual impairment testing. We may elect to perform a qualitative assessment when testing indefinite lived intangible assets for impairment to determine whether events or circumstances affecting significant inputs related to the most recent quantitative evaluation have occurred, indicating that it is more likely than not that the indefinite lived intangible asset is impaired. Otherwise, we test indefinite lived intangible assets for impairment by quantitatively determining the fair value of the indefinite lived intangible asset and comparing the fair value of the intangible assets to its carrying amount. If the carrying amount of the intangible assets exceeds its fair value, we recognize impairment for the amount of the difference.

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

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Balance at beginning of period	$56,436	$83,682
Additions	5,463	11,423
Acquisition of MEGTEC	4,693	—
Expirations and other changes	(3,204)	(8,038)
Payments	(4,568)	(11,659)
Translation and other	5	(921)

Balance at end of period	$58,825	$74,487

Pension Plans and Postretirement Benefits

We sponsor various defined benefit pension and postretirement plans covering certain employees of our U.S. and international subsidiaries. We utilize actuarial valuations to calculate the cost and benefit obligations of our pension and postretirement benefits. The actuarial valuations utilize significant assumptions in the determination of our benefit cost and obligations, including assumptions regarding discount rates, expected returns on plan assets and health care cost trends. We determine our discount rate based on a review of published financial data and discussions with our actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension and postretirement plan obligations. The expected rate of return on plan assets assumption is based on capital market assumptions of the long-term expected returns for the investment mix of assets currently in the portfolio. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the classes within the total asset portfolio. Expected health care cost trends represent expected annual rates of change in the cost of health care benefits and are estimated based on analysis of health care cost inflation.

The components of benefit cost related to service cost, interest cost, expected return on plan assets and prior service cost amortization are recorded on a quarterly basis based on actuarial assumptions. In the fourth quarter of each year, we immediately recognize net actuarial gains and losses into earnings as a component of net periodic benefit cost. Recognized net actuarial gains and losses consist primarily of our reported actuarial gains and losses and the difference between the actual return on plan assets and the expected return on plan assets.

We recognize the funded status of each plan as either an asset or a liability in the consolidated balance sheets. The funded status is the difference between the fair value of plan assets and the present value its benefit obligation, determined on a plan-by-plan basis. Our pension plan assets can include assets that are difficult to value. See Note 7 of our 2013 10-K for a detailed description of our plan assets.

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

During the three and six months ended June 30, 2014, we recognized $1.6 million and $5.8 million, respectively, of non-cash in-kind research and development costs as compared to $4.4 million and $7.4 million during the three and six months ended June 30, 2013, respectively, related to services contributed by our minority partner to GmP.

On April 12, 2013, Babcock & Wilcox mPower, Inc., a wholly owned subsidiary of B&W, entered into a Cooperative Agreement establishing the terms and conditions of a funding award totaling $150 million under the DOE’s Funding Program. This cost-sharing award requires us to use the DOE funds to cover first-of-a-kind engineering costs associated with SMR design certification and licensing efforts. The DOE will provide cost reimbursement for up to 50% of qualified expenditures incurred from April 1, 2013 to March 31, 2018. The DOE has authorized $105.5 million of funding to B&W for this award program. Congress has allocated and designated an additional $79 million from the 2014 budget to the Cooperative Agreement; however, the DOE has not yet obligated those funds to us. In the six months ended June 30, 2014 and 2013, we recognized $19.8 million and $37.8 million, respectively, associated with the funding award.

On April 14, 2014, we announced our plans to restructure the mPower program to focus on technology development. Beginning in the third quarter of 2014, we expect to slow the pace of development and invest no more than $15 million on an annual basis, net of amounts reimbursed from the Funding Program. We intend to work with the DOE to amend the Funding Program, to include, among other things, mutually agreeable program milestones for continued funding. If a mutually agreeable plan is not identified, future amounts may not be made available to us under the Funding Program.

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

Our effective tax rate for the three months ended June 30, 2014 was approximately 32.8% as compared to 29.8% for the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014 was lower than our statutory rate primarily due to the impact of an increase in benefits for amended federal manufacturing deductions and certain amended state return filings, offset by an increase to a valuation allowance against certain state deferred tax assets. The effective tax rate for the three months ended June 30, 2013 was lower than the effective tax rate for the period ended June 30, 2014 primarily due to the impact of settling claims within certain state and foreign jurisdictions in the prior year period.

Our effective tax rate for the six months ended June 30, 2014 was approximately 27.7% as compared to 28.6% for the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 was lower than our statutory rate primarily due to the receipt of a favorable ruling from the Internal Revenue Service that allows us to amend prior year U.S. income tax returns to exclude distributions of certain of our foreign joint ventures from domestic taxable income. Our effective tax rate for the six months ended June 30, 2013 reflected the impact of certain tax benefits related to the retroactive provisions of the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013. These 2013 tax benefits relate primarily to research and development tax credits, for which we have not recognized a benefit in 2014 due to the current expiration of the tax credit.

As of June 30, 2014, we have gross unrecognized tax benefits of $5.9 million, which, if recognized, would lower our effective tax rate from continuing operations.

Recently Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update to the Topics Presentation of Financial Statements and Property, Plant and Equipment. This update changes the criteria for reporting discontinued operations such that a disposal of a component of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. We early adopted this pronouncement in the second quarter of 2014. The disposal of our Nuclear Projects business in the second quarter of 2014 did not qualify as a discontinued operation under the new guidance due to its relative insignificance to B&W’s operations and financial results. See Note 2 for additional information related to this disposal.

New Accounting Standards

In May 2014, the FASB issued Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in the Topic Revenue Recognition and most industry specific guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This update is effective in 2017, and early adoption is not permitted. The update may be adopted either retrospectively to each prior period or as a cumulative-effect adjustment on the date of adoption. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

NOTE 2 – ACQUISITIONS AND DISPOSITIONS

MEGTEC Acquisition

On June 20, 2014, we acquired the outstanding stock of industrial processes solutions provider MEGTEC for $142.2 million, net of cash acquired. MEGTEC designs, engineers, manufactures and services air pollution control systems and coating/drying equipment for a variety of industrial applications and is expected to complement our Power Generation segment’s environmental products and solutions offerings that serves utility markets.

The purchase price of the acquisition has been allocated among assets acquired and liabilities assumed at preliminary estimates of fair value based on information currently available with the excess purchase price recorded as goodwill. Our preliminary purchase price allocation, as follows, is subject to change upon receipt of additional information and completion of further analysis, including, but not limited to, finalization of long-lived and intangible asset valuations:

MEGTEC
(in thousands)
Unrestricted cash	$14,232
Accounts receivable	$23,459
Inventories	$5,528
Other current assets	$9,069
Property, plant and equipment	$5,090
Goodwill	$115,314
Intangible assets	$42,000

Total assets acquired	$214,692

Accounts payable	$13,402
Advance billings on contracts	$9,144
Other current liabilities	$17,477
Pension liability	$5,041
Deferred income taxes	$12,137
Other liabilities	$1,085

Total liabilities assumed	$58,286

Net assets acquired	$156,406
Unrestricted cash acquired	$14,232

Net assets acquired, net of unrestricted cash acquired	$142,174

Amount of tax deductible goodwill	$—

The intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
Customer relationships	$20,000	7 years
Backlog	$9,500	1 year
Trade names / trademarks	$6,000	15 years
Developed technology	$6,500	10 years

Our condensed consolidated financial statements for the three and six months ended June 30, 2014 include $3.6 million and $0.2 million of revenues and net income, respectively, related to MEGTEC operations occurring from the acquisition date to June 30, 2014. Additionally, the following unaudited pro forma financial information presents our results of operations for the three and six months ended June 30, 2014 and 2013 had the acquisition of MEGTEC occurred on January 1, 2013. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2013. This information is presented for comparative purposes only and should not be taken as representative of our future consolidated results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$772,972	$933,793	$1,428,355	$1,768,672

Net Income Attributable to The Babcock & Wilcox Company	$28,780	$74,139	$74,530	$119,313

Basic Earnings per Common Share	$0.26	$0.66	$0.68	$1.06
Diluted Earnings per Common Share	$0.26	$0.66	$0.67	$1.05

The unaudited pro forma results include the following pre-tax adjustments to the historical results presented above:

•	Additional amortization expense related to the fair value of identifiable intangible assets acquired of approximately $0.8 million and $1.3 million for the three and six months ended June 30, 2014, respectively, and $2.8 million and $5.6 million for the three and six months ended June 30, 2013, respectively.

•	Elimination of historical interest expense of approximately $0.6 million and $0.9 million for the three and six months ended June 30, 2014, respectively, and $0.4 million and $0.9 million for the three and six months ended June 30, 2013, respectively.

•	Additional interest expense associated with the incremental borrowings that would have been incurred to acquire MEGTEC as of January 1, 2013 of approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2014, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2013, respectively.

•	Elimination of $13.5 million in acquisition related costs recognized in the three and six months ended June 30, 2014 that are not expected to be recurring.

Ebensburg Acquisition

On May 21, 2014, we acquired the remaining outstanding interest in Ebensberg Power Company for a purchase price of $1.3 million. As part of the transaction, we acquired cash of $16.4 million and property, plant and equipment with a fair value of $16.1 million.

Nuclear Projects Business Disposition

In the first quarter of 2014, we announced that we would exit our Nuclear Energy segment’s Nuclear Projects business as it had lower margins and higher financial risks. Run-off operations for remaining projects were completed during the quarter ended June 30, 2014. Income (loss) before provision for income taxes for the Nuclear Projects business was $0.0 million and $(0.1) million in the three and six months ended June 30, 2014, respectively, and $(0.5) million and $(1.0) million in the three and six months ended June 30, 2013, respectively.

At June 30, 2014, assets recorded within the condensed consolidated financial statements for the Nuclear Projects business include $37.5 million in outstanding accounts receivable and $8.2 million in contracts in progress related to unbilled final project closeout activities. Both of those amounts relate to a reimbursable target cost subcontract pursuant to which we performed steam generator replacement installation services for the prime contractor. All work under that subcontract has been completed. The owner has questioned the reasonableness of certain project costs, assessed liquidated damages and has not paid the prime contractor the referenced amounts invoiced under the prime contract. Based upon the terms of the subcontract, the prime contractor has not yet paid us. We filed a mechanic’s lien in the amount of $37.4 million against the owner’s property on July 11, 2014 in order to preserve our statutory legal rights and we have until early March 2015 to file suit against the owner to foreclose on that lien. We contend that the invoiced and unbilled amounts were reasonably incurred under the terms of the subcontract and that project delays and additional costs are attributable to the owner. Payment of all amounts currently due and owing is being sought from the prime contractor through the defined subcontract dispute resolution processes. If those efforts are unsuccessful, we will have the right to initiate collection litigation against the prime contractor.

NOTE 3 – CREDIT FACILITY

On June 24, 2014, B&W entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent, which amends and restates our previous Credit Agreement dated June 8, 2012. The New Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate amount of up to $1.0 billion and a term loan facility of up to $300 million, $150 million of which was drawn on the closing date of the New Credit Agreement. The remaining $150 million commitment for the term loan remains available under a delayed draw feature through December 31, 2014. The New Credit Agreement is scheduled to mature on June 24, 2019. The proceeds of the New Credit Agreement are available for the issuance of letters of credit, working capital needs and other general corporate purposes. The New Credit Agreement includes provisions that allow for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $400 million for all incremental term loan, revolving credit borrowings and letter of credit commitments.

The New Credit Agreement is guaranteed by substantially all of B&W’s wholly owned domestic subsidiaries. Obligations under the New Credit Agreement are secured by first-priority liens on certain assets owned by B&W and the guarantors (other than our subsidiaries comprising our Nuclear Operations and Technical Services segments). If the corporate family rating of B&W and its subsidiaries from Moody’s is Baa3 or better (with a stable outlook or better), the corporate rating of B&W and its subsidiaries from S&P is BBB- or better (with a stable outlook or better), and other conditions are met, the liens securing obligations under the New Credit Agreement will be released, subject to reinstatement upon the terms set forth in the New Credit Agreement. B&W’s current corporate family rating from Moody’s is Ba1 and its corporate rating from S&P is BB+.

The New Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. Beginning with the quarter following that in which the term loan commitment ends, we are required to make quarterly amortization payments on the term loan portion of the New Credit Agreement in an amount equal to 1.25% of the aggregate principal amount of the term loan facility that is utilized. We may prepay all loans under the New Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements. We are also required to make certain prepayments on any outstanding term loans under the New Credit Agreement after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions and our right to reinvest such proceeds in certain circumstances, all as more particularly set forth in the New Credit Agreement.

The New Credit Agreement contains financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt and mergers. At June 30, 2014, we were in compliance with all of the covenants set forth in the New Credit Agreement.

Loans outstanding under the New Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 2.00% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month Eurocurrency rate plus 1.00%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 1.00% per year. The applicable margin for loans varies depending on the credit ratings of the New Credit Agreement. Under the New Credit Agreement, we are charged a commitment fee on the unused portions of the New Credit Agreement, and that fee varies between 0.200% and 0.350% per year depending on the credit ratings of the New Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.250% and 2.000% per year with respect to the amount of each financial letter of credit issued under the New Credit Agreement and a letter of credit fee of between 0.725% and 1.125% per year with respect to the amount of each performance letter of credit issued under the New Credit Agreement, in each case depending on the credit ratings of the New Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the New Credit Agreement. In connection with entering into the New Credit Agreement, we paid upfront fees to the lenders thereunder, and arrangement and other fees to the arrangers and agents of the New Credit Agreement. At June 30, 2014, borrowings outstanding totaled $150.0 million and $113.8 million under our term loan and revolving line of credit, respectively, and letters of credit issued under the New Credit Agreement totaled $173.0 million, resulting in $863.2 million available for borrowings or to meet letter of credit requirements.

Based on the current credit ratings of the New Credit Agreement, beginning in August 2014 the applicable margin for Eurocurrency rate loans is 1.375%, the applicable margin for base rate loans is 0.375%, the letter of credit fee for financial letters of credit is 1.375%, the letter of credit fee for performance letters of credit is 0.80%, and the commitment fee for unused portions of the New Credit Agreement is 0.225%. The New Credit Agreement does not have a floor for the base rate or the Eurocurrency rate.

The New Credit Agreement generally includes customary events of default for a secured credit facility. If any default occurs under the New Credit Agreement, or if we are unable to make any of the representations and warranties in the New Credit Agreement, we will be unable to borrow funds or have letters of credit issued under the New Credit Agreement.

NOTE 4 – SPECIAL CHARGES FOR RESTRUCTURING ACTIVITIES

Global Competitiveness Initiative

In the third quarter of 2012, we announced the Global Competitiveness Initiative (“GCI”) to enhance competitiveness, better position B&W for growth and improve profitability. In conjunction with GCI, during the six months ended June 30, 2014, we incurred $0.2 million of expenses related to employee termination benefits and $2.2 million of expenses related to facility consolidation. During the six months ended June 30, 2013, we recorded $15.1 million of expenses related to employee termination benefits and $5.6 million of expenses related to consulting and administrative costs.

Other Restructuring Actions

In the first quarter of 2014, we announced a business optimization project focused on increasing margins in our Power Generation and Nuclear Energy segments. In the six months ended June 30, 2014, we incurred $9.4 million of expenses related to this project, including $8.5 million of expenses related to employee termination benefits, $0.7 million of expenses related to consulting and administrative costs and $0.2 million of expenses related to facility consolidation.

In the six months ended June 30, 2014, we also incurred $7.9 million of expenses related to the restructuring of our mPower program, including $5.7 million of expenses related to employee termination benefits, $2.0 million of expenses related to consulting and administrative costs and $0.2 million of expenses related to facility consolidation.

Additionally, we incurred expenses related to employee termination benefits totaling $0.4 million for the six months ended June 30, 2014 related to the restructuring of our Technical Services segment.

The following summarizes the changes in our restructuring liability for the six months ended June 30, 2014 and 2013:

	Six months ended
	June 30,	June 30,
	2014	2013
	(In thousands)
Balance at the beginning of the period	$10,054	$—
Special charges for restructuring activities(1)	17,743	20,655
Payments	(11,327)	(10,705)
Translation and other	(7)	—

Balance at the end of the period	$16,463	$9,950

(1)	Excludes non-cash charges of $2.4 million for the six months ended June 30, 2014, which did not impact the restructuring liability.

At June 30, 2014, unpaid restructuring charges totaled $16.3 million for employee termination benefits and $0.2 million for consulting and administrative costs.

NOTE 5 – PENSION PLANS AND POSTRETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands)
Service cost	$9,651	$11,542	$19,297	$23,120	$216	$248	$432	$496
Interest cost	30,361	27,838	60,688	55,626	977	993	1,946	1,898
Expected return on plan assets	(37,389)	(36,611)	(74,766)	(73,281)	(575)	(537)	(1,150)	(1,075)
Amortization of prior service cost (credit)	635	792	1,269	1,584	(40)	(82)	(80)	(73)

Net periodic benefit cost	$3,258	$3,561	$6,488	$7,049	$578	$622	$1,148	$1,246

We made contributions to our pension and postretirement benefit plans totaling $18.4 million and $27.0 million during the three and six months ended June 30, 2014, respectively, as compared to $18.0 million and $43.2 million in the three and six months ended June 30, 2013, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 11 to the consolidated financial statements in Part II of our 2013 10-K.

Investigations and Litigation

Apollo and Parks Township

In January 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc. (the “B&W Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, additional suits have been filed by additional plaintiffs and there are currently fifteen lawsuits pending in the U.S. District Court for the Western District of Pennsylvania against the B&W Parties and ARCO, including the most recent claims in May 2014. In total, the suits presently involve approximately 100 primary claimants, including the five additional primary claims filed in May 2014. Plaintiffs have filed motions to dismiss, with prejudice, 3 claims and have agreed to dismiss, with prejudice, 3 additional claims, which would reduce the total number of primary claimants to 94. The primary claimants allege, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in Apollo Borough and Parks Township, Pennsylvania (collectively, the “Apollo and Parks Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages. All of the suits, except for the most recent filing, have been consolidated for non-dispositive pre-trial matters. Fact discovery in the Apollo and Parks Litigation is now closed, but no trial date has been set.

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

Berlin Station

Our subsidiary, Babcock & Wilcox Construction Co., Inc. (“BWCC”), is currently in a dispute with a customer in connection with a 75MW biomass-energy power plant that BWCC designed and built in Berlin, New Hampshire. The dispute primarily concerns (1) material claims by BWCC against its customer for contract changes relating to schedule delays, delay costs and extra work and (2) whether liquidated damages for delay (“Delay LDs”) are due to the customer under the contract. The customer contends it is owed Delay LDs, capped under the terms of the contract at approximately $18.7 million, and has made nine partial draws totaling approximately $11.0 million against $44 million of letters of credit from BWCC that were outstanding as of the date of filing of this report. These draws correspond to a total of approximately $11.9 million in alleged Delay LDs. BWCC had previously asserted that substantial completion had been achieved in early 2014 and that any further delays to completion of the project, beyond the delays already caused by the customer during construction or otherwise excusable under the contract are the result of the customer’s failure to supply fuel complying with the contract specifications. BWCC’s motion for an injunction to prevent further draws on BWCC’s letters of credit for such claims was denied on May 21, 2014 and a related temporary restraining order against the customer was vacated on the same date. The customer has certified that BWCC achieved substantial completion on the project effective July 19, 2014, following which the customer will have no further claims for Delay LDs.

BWCC’s aggregate liquidated damages cap under the contract is approximately $37.4 million, which also includes an $18.7 million cap for performance LDs. There is a risk that the customer will attempt to call all or part of the letters of credit during the pendency of this matter. We believe any such call would be wrongful and entitle us to return of the funds and other damages. As of June 30, 2014, we had made provisions in our financial statements totaling $12.8 million based on Delay LDs called to date and management’s estimation of further calls against the letters of credit and had not recorded offsetting claims revenue in our financial statements.

BWCC has submitted claims to the customer based on the customer’s failure to supply fuel complying with the contract specifications that has resulted (and continues to result) in further delays, reduced plant performance abilities and damage to plant equipment. Following the customer’s denial of BWCC’s change order request relating to schedule delays, delay costs and extra work, on January 16, 2014, BWCC filed suit against the customer in the Court of Common Pleas, Summit County, Ohio, Case No. 2014 01 0208, seeking damages in excess of $37 million (the “Ohio suit”). On or about January 30, 2014, BWCC’s customer filed suit against BWCC in the Superior Court of Coos County, New Hampshire, Case No. 214-2014-CV-14 alleging breach of contract and seeking unspecified amounts (the “New Hampshire suit”). On June 26, 2014, the Ohio suit was dismissed on jurisdictional and forum non conveniens grounds. BWCC is considering its response to the New Hampshire suit and still intends to seek recovery of damages incurred to date in excess of $50 million.

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

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

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

We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between FX spot rates and FX forward rates. At June 30, 2014, we had deferred approximately $0.4 million of net gains on these derivative financial instruments in accumulated other comprehensive income. Assuming market conditions continue, we expect to recognize substantially all of this amount in the next twelve months.

At June 30, 2014, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $71.6 million at June 30, 2014, with maturities extending to December 2016. These instruments consist primarily of contracts to purchase or sell Canadian Dollars. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.

The following tables summarize our derivative financial instruments at June 30, 2014 and December 31, 2013:

	Asset and Liability Derivatives
	June 30,	December 31,
	2014	2013
	(In thousands)
Derivatives Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable-other	$73	$1,139
Other assets	$57	$94
Accounts payable	$398	$581
Other liabilities	$203	$603

Derivatives Not Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable-other	$614	$464
Other assets	$9	$50
Accounts payable	$26	$10
Other liabilities	$5	$—

The effects of derivatives on our financial statements are outlined below:

	The Effects of Derivative Instruments on our Financial Statements
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
FX Forward Contracts:
Amount of gain (loss) recognized in other comprehensive income	$1,122	$(2,212)	$(192)	$(5,210)
Gain (loss) reclassified from accumulated other comprehensive income into earnings: effective portion
Location
Revenues	$(240)	$(621)	$(77)	$(1,152)
Cost of operations	$1,153	$(1,117)	$127	$(2,006)
Other-net	$—	$101	$10	$116

Gain recognized in income: portion excluded from effectiveness testing
Location
Other-net	$211	$161	$278	$353

Derivatives Not Designated as Hedges:
FX Forward Contracts:
Gain (loss) recognized in income
Location
Other-net	$(280)	$93	$155	$(583)

NOTE 8 – FAIR VALUE MEASUREMENTS

Investments

The following is a summary of our available-for-sale securities measured at fair value at June 30, 2014 (in thousands):

	6/30/14	Level 1	Level 2	Level 3
Mutual funds	$4,146	$—	$4,146	$—
Asset-backed securities and collateralized mortgage obligations	357	—	357	—
Commercial paper	4,249		4,249

Total	$8,752	$—	$8,752	$—

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2013 (in thousands):

	12/31/13	Level 1	Level 2	Level 3
Mutual funds	$4,001	$—	$4,001	$—
U.S. Government and agency securities	3,000	3,000	—	—
Asset-backed securities and collateralized mortgage obligations	425	—	425	—
Commercial paper	7,748	—	7,748	—

Total	$15,174	$3,000	$12,174	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives

Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At June 30, 2014 and December 31, 2013, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars, with a total fair value of $0.1 million and $0.6 million, respectively.

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

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at June 30, 2014 and December 31, 2013.

NOTE 9 – STOCK-BASED COMPENSATION

Total stock-based compensation expense for all of our plans recognized for the three and six months ended June 30, 2014 totaled $5.9 million and $7.8 million, respectively, with associated tax benefit recognized for the three and six months ended June 30, 2014 totaling $2.3 million and $3.0 million, respectively.

Total stock-based compensation expense for all of our plans recognized for the three and six months ended June 30, 2013 totaled $5.2 million and $9.7 million, respectively, with associated tax benefit recognized for the three and six months ended June 30, 2013 totaling $2.0 million and $3.7 million, respectively.

NOTE 10 – SEGMENT REPORTING

As described in Note 1, our operations are assessed based on five reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)

REVENUES:
Power Generation	$327,379	$471,191	$639,457	$932,654
Nuclear Operations	293,438	330,986	579,652	592,125
Technical Services	26,015	27,432	50,470	52,661
Nuclear Energy	44,927	63,185	92,707	126,701
mPower	—	333	278	637
Adjustments and Eliminations(1)	(5,753)	(6,991)	(14,541)	(13,219)

	$686,006	$886,136	$1,348,023	$1,691,559

(1) Segment revenues are net of the following intersegment transfers and other adjustments:

Power Generation Transfers	$1,239	$1,538	$4,220	$2,300
Nuclear Operations Transfers	1,880	1,539	4,967	2,816
Technical Services Transfers	—	1,014	52	1,549
Nuclear Energy Transfers	2,634	2,900	5,302	6,554
mPower Transfers	—	—	—	—

	$5,753	$6,991	$14,541	$13,219

OPERATING INCOME:
Power Generation	$15,215	$30,535	$25,757	$63,865
Nuclear Operations	58,682	65,737	118,210	120,461
Technical Services	15,078	15,235	29,867	29,414
Nuclear Energy	1,548	7,922	2,071	10,180
mPower	(31,933)	(1,104)	(58,642)	(28,051)

	$58,590	$118,325	$117,263	$195,869

Unallocated Corporate(1)	(6,002)	(7,387)	(8,377)	(16,295)
Special Charges for Restructuring Activities	(17,470)	(12,232)	(20,128)	(20,655)

Total Operating Income(2)	$35,118	$98,706	$88,758	$158,919

Other Income (Expense):
Interest income	190	323	609	655
Interest expense	(921)	(789)	(1,820)	(1,607)
Other – net	580	1,005	1,902	2,411

Total Other Income (Expense)	(151)	539	691	1,459

Income before Provision for Income Taxes	$34,967	$99,245	$89,449	$160,378

(1) Unallocated corporate includes general corporate overhead not allocated to segments.
(2) Included in operating income is the following:

(Gains) Losses on Asset Disposals and Impairments – Net:
Power Generation	$1,457	$(7)	$1,457	$(85)
Nuclear Operations	—	—	—	—
Technical Services	—	163	—	163
Nuclear Energy	—	—	—	9
mPower	—	—	—	—

	$1,457	$156	$1,457	$87

Equity in Income of Investees:
Power Generation	$434	$5,202	$2,800	$7,309
Nuclear Operations	—	—	—	—
Technical Services	12,749	13,699	25,650	26,532
Nuclear Energy	—	(126)	2	(279)
mPower	—	—	—	—

	$13,183	$18,775	$28,452	$33,562

NOTE 11 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share amounts)

Basic:

Net income attributable to The Babcock & Wilcox Company	$26,437	$72,870	$71,481	$120,044

Weighted average common shares	109,766,237	111,898,819	110,102,826	112,998,066

Basic earnings per common share	$0.24	$0.65	$0.65	$1.06

Diluted:

Net income attributable to The Babcock & Wilcox Company	$26,437	$72,870	$71,481	$120,044

Weighted average common shares (basic)	109,766,237	111,898,819	110,102,826	112,998,066
Effect of dilutive securities:
Stock options, restricted stock and performance shares(1)	350,393	763,744	398,511	701,793

Adjusted weighted average common shares	110,116,630	112,662,563	110,501,337	113,699,859

Diluted earnings per common share	$0.24	$0.65	$0.65	$1.06

(1)	At June 30, 2014 and 2013, we have excluded from our diluted share calculation 1,373,087 and 1,648,719 shares, respectively, related to stock options, as their effect would have been antidilutive.

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	our business strategy;

•	future levels of revenues (including our backlog and projected claims to the extent either may be viewed as an indicator of future revenues), operating margins, income from operations, net income or earnings per share;

•	anticipated levels of demand for our products and services;

•	future levels of research and development, capital, environmental or maintenance expenditures;

•	our beliefs regarding the timing and effects on our businesses of certain environmental and tax legislation, rules or regulations;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets and businesses;

•	our share repurchase program or other return of capital activities;

•	our ability to maintain appropriate insurance and indemnities;

•	the potential effects of judicial or other proceedings, including tax audits, on our business or businesses, financial condition, results of operations and cash flows;

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation;

•	the effective date and expected impact of accounting pronouncements;

•	our plans regarding the design, research and development, financing and deployment of the B&W mPowerTM reactor; and

•	anticipated benefits, timing and changes associated with cost reduction and efficiency improvement activities.

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

Our Power Generation segment plans to continue efforts to expand international offerings through acquisitions and partnering arrangements. On June 20, 2014, we completed the acquisition of MEGTEC Holdings, Inc. (“MEGTEC”). MEGTEC designs, engineers, manufactures and services air pollution control systems and coating / drying equipment for a variety of industrial applications and is expected to complement our environmental products and solutions offerings.

Nuclear Operations Segment

The revenues of our Nuclear Operations segment are largely a function of defense spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, this segment is a significant participant in the defense industry.

On June 13, 2014, a uranium conversion company filed suit against the Secretary of Energy seeking, among other things, to enjoin the DOE from transferring portions of its excess uranium stockpile to support non-proliferation and other national security initiatives, as well as, fund environmental clean-up work and other initiatives. On July 29, 2014, a motion for preliminary injunction was denied. However, the suit may still be successful in preventing the DOE’s transfer of excess uranium, which could adversely impact results in our Nuclear Operations and Technical Services segments. These activities contributed approximately $11 million and $6 million of operating income to our Nuclear Operations and Technical Services segments during fiscal year 2013.

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

On January 8, 2013, we were notified that our joint venture, Nuclear Production Partners, LLC, was not selected to lead the National Nuclear Security Administration’s (“NNSA”) combined Management and Operating contract for the Y-12 National Security Complex and Pantex Plant. Subsequently, we filed multiple protests with the Government Accountability Office in relation to the selection decision. On February 27, 2014, we received notification that our latest protest was dismissed. As of June 30, 2014, the transition of these facilities to the NNSA’s new contractor is now complete.

Nuclear Energy Segment

Our Nuclear Energy segment’s overall activity depends mainly on the demand and competitiveness of nuclear energy. The activity of this segment depends on capital expenditures and maintenance spending of nuclear utilities. Factors such as price of electricity, along with the cost of production and distribution influence these expenditures. A significant portion of this segment’s activities is generated from the Canadian nuclear market, which could cause variability in our financial results depending on the level of maintenance and capital spending of Canadian utilities in a given year.

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

The Funding Program is a cost-sharing award which requires us to use the DOE funds to cover first-of-a-kind engineering costs associated with SMR design certification and licensing efforts. The DOE will provide cost reimbursement for up to 50% of qualified expenditures incurred from April 1, 2013 to March 31, 2018. The DOE has authorized $105.5 million of funding to B&W for this award program. Congress has allocated and designated an additional $79 million from the 2014 budget to the Cooperative Agreement; however, the DOE has not yet obligated those funds to us. In the six months ended June 30, 2014 and 2013, we recognized $19.8 million and $37.8 million, respectively, associated with the funding award.

On April 14, 2014, we announced our plans to restructure the mPower program to focus on technology development. Beginning in the third quarter of 2014, we expect to slow the pace of development and invest no more than $15 million on an annual basis, net of amounts reimbursed from the Funding Program. As a result of our plans to restructure the mPower program, our operating income was negatively impacted by $22.1 million for the six months ended June 30, 2014, consisting of $7.9 million accounted for special charges for restructuring activities as further discussed below and $14.2 million of unrecognized cost-share due to limited additional authorization funding by the DOE under the Funding Program. We intend to work with the DOE to amend the Funding Program to include, among other things, mutually agreeable program milestones for continued funding. If a mutually agreeable plan is not identified, future amounts may not be made available to us under the Funding Program.

Global Competitiveness Initiative and Other Restructuring Activities

We launched the Global Competitiveness Initiative (“GCI”) in the third quarter of 2012 to enhance competitiveness, better position B&W for growth, and improve profitability. We have identified a wide range of cost reduction activities including operational and functional efficiency improvements, organizational design changes, and manufacturing optimization. Once fully executed, these actions are expected to produce at least $75 million in annual savings. The majority of the annual savings are expected to result from efficiency improvements that were completed in 2013. The balance of the cost savings relates to manufacturing initiatives that are expected to be completed by mid-2015. In order to achieve these savings, we expect to incur total restructuring charges (cash and non-cash) of approximately $60 million. We incurred $2.4 million and $20.7 million of costs associated with GCI for the six months ended June 30, 2014 and 2013, respectively.

We continue to focus on structural changes in our operating model to drive significant margin improvement. We are targeting initiatives that we expect to drive margin improvement in our Power Generation segment by 200 to 300 basis points and allow us to achieve a minimum 10% operating margin in our Nuclear Energy segment by the end of 2015. We incurred $9.4 million of costs associated with these initiatives for the six months ended June 30, 2014. We expect these actions to result in additional restructuring charges during the remainder of 2014.

In addition, in the six months ended June 30, 2014, we incurred $7.9 million and $0.4 million of costs associated with the restructuring of our mPower program and our Technical Services segment, respectively.

Critical Accounting Policies and Estimates

Goodwill and Intangible Assets. Each year, we evaluate goodwill at each reporting unit to assess recoverability, and impairments, if any, are recognized in earnings. We perform a qualitative analysis when we believe that there is sufficient excess fair value over carrying value based on our most recent quantitative assessment, adjusted for relevant facts and circumstances that could affect fair value. Deterioration in macroeconomic, industry and market conditions, cost factors, overall financial performance, share price decline or entity and reporting unit specific events could cause us to determine a qualitative test is no longer appropriate.

When we determine that it is appropriate to test goodwill for impairment utilizing a quantitative test, the first step of the test compares the fair value of a reporting unit to its carrying amount, including goodwill. We utilize both the income and market valuation approaches to provide inputs into the estimate of the fair value of our reporting units, which would be considered by market participants.

Under the income valuation approach, we employ a discounted cash flow model to estimate the fair value of each reporting unit. This model requires the use of significant estimates and assumptions regarding future revenues, costs, margins, capital expenditures, changes in working capital, terminal year growth rate and cost of capital. Our cash flow models are based on our forecasted results for the applicable reporting units. Actual results could differ from our projections. Some assumptions, such as future revenues, costs and changes in working capital are company driven and could be affected by a loss of one or more significant contracts or customers; failure to control costs on certain contracts; a decline in U.S. Government funding; or a decline in demand based on changing economic or regulatory conditions. Changes in external market conditions may affect certain other assumptions, such as the cost of capital. Market conditions can be volatile and are outside of our control.

Under the market valuation approach, we employ the guideline publicly traded company method, which indicates the fair value of the equity of each reporting unit by comparing it to publicly traded companies in similar lines of business. After identifying and selecting guideline companies, we analyze their business and financial profiles for relative similarity. Factors such as size, growth, risk and profitability are analyzed and compared to each of our reporting units. Assumptions include the selection of our peer companies and use of market multiples, which could deteriorate or increase based on the profitability of our competitors and performance of their stock, which is often dependent on the performance of the stock market and general economy as a whole.

Adverse changes in these assumptions utilized within the first step of our impairment test could cause a reduction or elimination of excess fair value over carrying value, resulting in potential recognition of impairment. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

Each year, we evaluate indefinite lived intangible assets to assess recoverability, and impairments, if any, are recognized in earnings. We perform a qualitative assessment when testing indefinite lived intangible assets for impairment to determine whether events or circumstances that could affect the significant inputs used in determining fair value have occurred that indicate that it is more likely than not that the indefinite lived intangible asset is impaired. Deterioration in macroeconomic, industry and market conditions, cost factors or overall financial performance could cause us to determine a qualitative test is no longer appropriate. When quantitative assessments are performed, we primarily utilize income-based valuation approaches. Under the income-based valuation approach, we employ a relief from royalty method of valuation. This method requires significant assumptions, including assumed royalty rate, future revenues and cost of capital. Assumptions related to operating performance, such as future revenues, could be affected by loss of a customer contract; a decline in U.S. Government funding; or a decline in demand based on changing economic or regulatory conditions. Changes in external market conditions may affect certain other assumptions, such as the cost of capital. Market conditions can be volatile and are outside of our control.

Adverse changes in these assumptions utilized within our indefinite lived intangible asset impairment test could cause a reduction or elimination of excess fair value over carrying value, resulting in potential recognition of impairment.

We have completed our annual review of our indefinite lived intangible assets for the year ended December 31, 2013, which indicated that we had no impairment. The fair value of our indefinite lived intangible assets was substantially in excess of carrying value.

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 10-K. There have been no material changes to our policies during the six months ended June 30, 2014, except as disclosed above. Additionally, see Note 1 to our unaudited condensed consolidated financial statements included in this report for information on new and recently adopted accounting standards.

Accounting for Contracts

As of June 30, 2014, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the six months ended June 30, 2014 and 2013, we recognized net changes in estimate related to long-term contracts accounted for on the percentage-of-completion basis, which increased operating income by approximately $21.7 million and $2.9 million, respectively.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2014 VS. THREE AND SIX MONTHS ENDED JUNE 30, 2013

Selected financial highlights are presented in the table below:

	Three months ended June 30,			Six months ended June 30,
	2014	2013	$ Change	2014	2013	$ Change
	(In thousands)
REVENUES:
Power Generation	$327,379	$471,191	$(143,812)	$639,457	$932,654	$(293,197)
Nuclear Operations	293,438	330,986	(37,548)	579,652	592,125	(12,473)
Technical Services	26,015	27,432	(1,417)	50,470	52,661	(2,191)
Nuclear Energy	44,927	63,185	(18,258)	92,707	126,701	(33,994)
mPower	—	333	(333)	278	637	(359)
Adjustments and Eliminations	(5,753)	(6,991)	1,238	(14,541)	(13,219)	(1,322)

	$686,006	$886,136	$(200,130)	$1,348,023	$1,691,559	$(343,536)

OPERATING INCOME:
Power Generation	$15,215	$30,535	$(15,320)	$25,757	$63,865	$(38,108)
Nuclear Operations	58,682	65,737	(7,055)	118,210	120,461	(2,251)
Technical Services	15,078	15,235	(157)	29,867	29,414	453
Nuclear Energy	1,548	7,922	(6,374)	2,071	10,180	(8,109)
mPower	(31,933)	(1,104)	(30,829)	(58,642)	(28,051)	(30,591)

	$58,590	$118,325	$(59,735)	$117,263	$195,869	$(78,606)

Unallocated Corporate	(6,002)	(7,387)	1,385	(8,377)	(16,295)	7,918
Special Charges for Restructuring Activities	(17,470)	(12,232)	(5,238)	(20,128)	(20,655)	527

Total Operating Income	$35,118	$98,706	$(63,588)	$88,758	$158,919	$(70,161)

Consolidated Results of Operations

Three Months Ended June 30, 2014 vs. 2013

Consolidated revenues decreased 22.6%, or $200.1 million, to $686.0 million in the three months ended June 30, 2014 compared to $886.1 million for the corresponding period in 2013 due primarily to decreases in revenues from our Power Generation, Nuclear Operations and Nuclear Energy segments totaling $143.8 million, $37.6 million and $18.3 million, respectively.

Consolidated operating income decreased $63.6 million to $35.1 million in the three months ended June 30, 2014 from $98.7 million for the corresponding period in 2013. Operating income for the three months ended June 30, 2014 and 2013 includes special charges for restructuring activities totaling $17.5 million and $12.2 million, respectively. Excluding special charges for restructuring activities, operating income decreased $58.3 million for the three months ended June 30, 2014 compared to 2013. Operating income in our mPower, Power Generation, Nuclear Operations and Nuclear Energy segments declined $30.8 million, $15.3 million, $7.0 million and $6.4 million, respectively. These decreases were partially offset by a $1.4 million decline in unallocated corporate expenses for the 2014 period as compared to 2013.

Six Months Ended June 30, 2014 vs. 2013

Consolidated revenues decreased 20.3%, or $343.6 million, to $1,348.0 million in the six months ended June 30, 2014 compared to $1,691.6 million for the corresponding period in 2013 due primarily to decreases in revenues from our Power Generation, Nuclear Energy and Nuclear Operations segments totaling $293.2 million, $34.0 million and $12.4 million, respectively.

Consolidated operating income decreased $70.1 million to $88.8 million in the six months ended June 30, 2014 from $158.9 million for the corresponding period in 2013. Operating income for the six months ended June 30, 2014 and 2013 includes special charges for restructuring activities totaling $20.1 million and $20.7 million, respectively. Excluding special charges for restructuring activities, operating income decreased $70.7 million for the six months ended June 30, 2014 compared to 2013. Operating income in our Power Generation, mPower and Nuclear Energy segments declined $38.1 million, $30.5 million and $8.1 million, respectively. These decreases were partially offset by a $7.9 million decline in unallocated corporate expenses for the 2014 period as compared to 2013.

Power Generation

	Three months ended June 30,			Six months ended June 30,
	2014	2013	$ Change	2014	2013	$ Change
Revenues	$327,379	$471,191	$(143,812)	$639,457	$932,654	$(293,197)
Operating Income	15,215	30,535	(15,320)	25,757	63,865	(38,108)
% of Revenues	4.6%	6.5%		4.0%	6.8%

Three Months Ended June 30, 2014 vs. 2013

Revenues decreased 30.5%, or $143.8 million, to $327.4 million in the three months ended June 30, 2014, compared to $471.2 million in 2013. The decrease was primarily attributable to a $70.5 million decline in our new build environmental equipment business revenues, principally driven by lower levels of engineering, procurement and construction activities as projects related to the previously enacted environmental rules and regulations near completion and uncertainties continue regarding the ultimate outcome of environmental regulations. We also experienced a $27.5 million decrease in revenues from our new build steam generation systems business due to a lower level of activity on our Berlin Station and other renewable energy projects. In addition, we experienced a decrease in revenues of $49.4 million in our aftermarket services business related to fewer service projects caused by a large boiler retrofit and construction project that was completed last year and lower environmental aftermarket revenues.

Operating income decreased $15.3 million to $15.2 million in the three months ended June 30, 2014 compared to $30.5 million in 2013, primarily due to the lower revenues discussed above being partially offset by a lower loss recorded on the Berlin Station project as compared to the prior period. In addition, margins were slightly lower than compared to the prior period as a result of the level of net favorable project close outs. Equity income decreased from our Chinese joint venture due to timing of activity on projects in Vietnam and performance impacts on other projects. These decreases were partially offset by a $1.2 million reduction in selling, general and administrative expenses associated with cost savings from GCI initiatives and a $1.3 million reduction in research and development expenditures.

Six Months Ended June 30, 2014 vs. 2013

Revenues decreased 31.4%, or $293.2 million, to $639.5 million in the six months ended June 30, 2014, compared to $932.7 million in 2013. The decrease was primarily attributable to a $155.5 million decline in revenues from our new build environmental equipment business revenues, principally driven by lower levels of engineering, procurement and construction activities as projects related to the previously enacted environmental rules and regulations near completion and uncertainties continue regarding the ultimate outcome of environmental regulations. We also experienced a $60.3 million decrease in revenues from our new build steam generation systems business due to a lower level of activity on our Berlin Station and other renewable energy projects. In addition, we experienced a decrease in revenues of $79.4 million in our aftermarket services business related to fewer service projects caused by a large boiler retrofit and construction project that was completed last year and lower environmental aftermarket revenues.

Operating income decreased $38.1 million to $25.8 million in the six months ended June 30, 2014 compared to $63.9 million in 2013, primarily due to the lower revenues discussed above being partially offset by a lower loss recorded on the Berlin Station project as compared to the prior period. In addition, equity income decreased from our Chinese joint venture due to timing of activity on projects in Vietnam and performance impacts on other projects. These decreases were partially offset by a $5.5 million reduction in selling, general and administrative expenses associated with cost savings from GCI initiatives and a $3.1 million reduction in research and development expenditures.

Nuclear Operations

	Three months ended June 30,			Six months ended June 30,
	2014	2013	$ Change	2014	2013	$ Change
Revenues	$293,438	$330,986	$(37,548)	$579,652	$592,125	$(12,473)
Operating Income	58,682	65,737	(7,055)	118,210	120,461	(2,251)
% of Revenues	20.0%	19.9%		20.3%	20.3%

Three Months Ended June 30, 2014 vs. 2013

Revenues decreased by 11.4%, or $37.6 million, to $293.4 million in the three months ended June 30, 2014 compared to $331.0 million in the corresponding period of 2013, primarily attributable to reduced activity related to the manufacturing of nuclear components for U.S. Government programs totaling $34.0 million and lower volume in our naval nuclear fuel and downblending activities totaling $3.6 million. In the three months ended June 30, 2013, we satisfied obligations under a materials purchase contract associated with the manufacturing of nuclear components for our U.S. Government programs that led to higher revenues in the prior period.

Operating income decreased $7.0 million to $58.7 million in the three months ended June 30, 2014 compared to $65.7 million in the corresponding period of 2013, primarily due to lower revenues associated with the manufacturing of nuclear components for U.S. Government programs discussed above.

Six Months Ended June 30, 2014 vs. 2013

Revenues decreased by 2.1%, or $12.4 million, to $579.7 million in the six months ended June 30, 2014 compared to $592.1 million in the corresponding period of 2013, primarily attributable to reduced activity related to the manufacturing of nuclear components for U.S. Government programs totaling $12.9 million. In the six months ended June 30, 2013, we satisfied obligations under a materials purchase contract associated with the manufacturing of nuclear components for our U.S. Government programs that led to higher revenues in the prior period.

Operating income decreased $2.3 million to $118.2 million in the six months ended June 30, 2014 compared to $120.5 million in the corresponding period of 2013, primarily due to lower revenues associated with the manufacturing of nuclear components for U.S. Government programs discussed above.

Technical Services

	Three months ended June 30,			Six months ended June 30,
	2014	2013	$ Change	2014	2013	$ Change
Revenues	$26,015	$27,432	$(1,417)	$50,470	$52,661	$(2,191)
Operating Income	15,078	15,235	(157)	29,867	29,414	453

Three Months Ended June 30, 2014 vs. 2013

Revenues decreased 5.1%, or $1.4 million, to $26.0 million in the three months ended June 30, 2014 compared to $27.4 million for the corresponding period of 2013, primarily attributable to a decrease in specialty manufacturing associated with the American Centrifuge Program.

Operating income totaled $15.1 million in the three months ended June 30, 2014, which was essentially unchanged from the corresponding period of 2013.

Six Months Ended June 30, 2014 vs. 2013

Revenues decreased 4.2%, or $2.2 million, to $50.5 million in the six months ended June 30, 2014 compared to $52.7 million for the corresponding period of 2013, primarily attributable to a decrease in specialty manufacturing associated with the American Centrifuge Program.

Operating income increased $0.5 million to $29.9 million in the six months ended June 30, 2014 compared to $29.4 million in the corresponding period of 2013. This increase is primarily attributable to costs incurred in the prior period related to restructuring of a contract, partially offset by higher selling, general, and administrative expenses compared to the corresponding period of 2013 due to timing of new proposal activity.

Nuclear Energy

	Three months ended June 30,			Six months ended June 30,
	2014	2013	$ Change	2014	2013	$ Change
Revenues	$44,927	$63,185	$(18,258)	$92,707	$126,701	$(33,994)
Operating Income	1,548	7,922	(6,374)	2,071	10,180	(8,109)
% of Revenues	3.4%	12.5%		2.2%	8.0%

Three Months Ended June 30, 2014 vs. 2013

Revenues decreased 29.0%, or $18.3 million, to $44.9 million in the three months ended June 30, 2014 compared to $63.2 million in the corresponding period of 2013. This decrease was primarily attributable to the completion of two replacement steam generator contracts that were ongoing in the prior year period. We also experienced a $5.9 million decrease in revenues from our nuclear services business due to the completion of certain maintenance and service projects that were ongoing in the corresponding period in 2013.

Operating income decreased $6.4 million to $1.5 million in the three months ended June 30, 2014 compared to $7.9 million in the corresponding period of 2013, primarily attributable to the decrease in revenues noted above. In addition, during the three months ended June 30, 2013, we recognized a reduction in our warranty accrual rate as a result of favorable claims experience resulting in $2.1 million of operating income.

Six Months Ended June 30, 2014 vs. 2013

Revenues decreased 26.8%, or $34.0 million, to $92.7 million in the six months ended June 30, 2014 compared to $126.7 million in the corresponding period of 2013. This decrease is primarily attributable to a $19.3 million decrease in our nuclear services business due to the completion of certain maintenance and service projects that were ongoing in prior period. In addition, we also experienced a decrease in revenues from our nuclear equipment business due to the completion of two replacement steam generator contracts that were ongoing in the prior year period.

Operating income decreased $8.1 million to $2.1 million in the six months ended June 30, 2014 compared to $10.2 million in the corresponding period of 2013, primarily attributable to the decrease in revenues noted above. In addition, during the six months ended June 30, 2013, we recognized a reduction in our warranty accrual rate as a result of favorable claims experience resulting in $2.1 million of operating income. This decrease was partially offset by $3.9 million of reduced selling, general and administrative expenses associated with cost savings from GCI initiatives.

mPower

	Three months ended June 30,			Six months ended June 30,
	2014	2013	$ Change	2014	2013	$ Change
Revenues	$—	$333	$(333)	$278	$637	$(359)
Operating Income	(31,933)	(1,104)	(30,829)	(58,642)	(28,051)	(30,591)

Three Months Ended June 30, 2014 vs. 2013

Operating income decreased $30.8 million to a loss of $31.9 million in the three months ended June 30, 2014 compared to a loss of $1.1 million in the corresponding period of 2013, primarily due to a decrease in the recognition of the cost-sharing award from the DOE under the Cooperative Agreement totaling $35.0 million. We recognized $37.8 million related to the cost-sharing award in the three months ended June 30, 2013, of which $21.5 million related to cost reimbursement for the pre-award period. Research and development activities related to the continued development of the B&W mPower™ reactor decreased by $2.7 million.

Six Months Ended June 30, 2014 vs. 2013

Operating income decreased $30.5 million to a loss of $58.6 million in the six months ended June 30, 2014 compared to a loss of $28.1 million in the corresponding period of 2013, primarily due to a decrease in the recognition of the cost-sharing award from the DOE under the Cooperative Agreement totaling $18.0 million. We recognized $37.8 million related to the cost-sharing award in the six months ended June 30, 2013, of which $9.7 million related to cost reimbursement for the 2012 pre-award period. In addition, research and development activities related to the continued development of the B&W mPower™ reactor increased by $12.3 million.

Unallocated Corporate

Unallocated corporate expenses decreased $1.4 million to $6.0 million for the three months ended June 30, 2014, as compared to $7.4 million for the corresponding period in 2013, mainly related to the timing of healthcare cost allocations.

Unallocated corporate expenses decreased $7.9 million to $8.4 million for the six months ended June 30, 2014, as compared to $16.3 million for the corresponding period in 2013. This decrease was attributable to the timing of healthcare cost allocations and reduced information technology costs totaling $2.5 million largely related to costs associated with cyber security upgrades incurred in the prior year period.

Special Charges for Restructuring Activities

Operating income for the six months ended June 30, 2014 includes special charges for restructuring activities totaling $2.4 million of GCI charges related to facility consolidation and employee termination benefits; $7.9 million in employee termination benefits, facility consolidation and consulting and administrative costs related to the restructuring of our mPower program; $9.4 million in employee termination benefits, facility consolidation and consulting and administrative costs related to the business optimization project in our Power Generation and Nuclear Energy segments; and $0.4 million in employee termination benefits for the restructuring of our Technical Services segment. During the six months ended June 30, 2013, we recorded GCI charges of $20.7 million related to employee termination benefits and consulting and administrative costs.

Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2014	2013	$ Change	2014	2013	$ Change
Income from Continuing Operations before Provision for Income Taxes	$34,967	$99,245	$(64,278)	$89,449	$160,378	$(70,929)
Income Tax Provision	11,475	29,544	(18,069)	24,803	45,801	(20,998)
Effective Tax Rate	32.8%	29.8%		27.7%	28.6%

Our effective tax rate for the three months ended June 30, 2014 was approximately 32.8% as compared to 29.8% for the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014 was lower than our statutory rate primarily due to the impact of an increase in benefits for amended federal manufacturing deductions and certain amended state return filings, offset by an increase to a valuation allowance against certain state deferred tax assets. The effective tax rate for the three months ended June 30, 2013 was lower than the effective tax rate for the period ended June 30, 2014 primarily due to the impact of settling claims within certain state and foreign jurisdictions in the prior year period.

Our effective tax rate for the six months ended June 30, 2014 was approximately 27.7% as compared to 28.6% for the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 was lower than our statutory rate primarily due to the receipt of a favorable ruling from the Internal Revenue Service that will allow us to amend prior year U.S. income tax returns to exclude distributions of certain of our foreign joint ventures from domestic taxable income. Our effective tax rate for the six months ended June 30, 2013 reflected the impact of certain tax benefits related to the retroactive provisions of the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013. These 2013 tax benefits relate primarily to research and development tax credits, for which we have not recognized a benefit in 2014 due to the current expiration of the tax credit.

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

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In millions)
Power Generation	$2,215	$2,072
Nuclear Operations	2,579	2,369
Technical Services	12	5
Nuclear Energy	192	142
mPower	1	2

Total Backlog	$4,999	$4,590

We recorded new bookings in our Nuclear Operations segment totaling $784 million for the six months ended June 30, 2014, contributing to the $210 million increase in our Nuclear Operations backlog since December 31, 2013. Major new awards from the U.S. Government are typically received during the fourth quarter of each year following congressional approval of the budget for the government’s next fiscal year, which starts October 1. Due to events associated with the government shutdown and delayed budget approvals, awards anticipated in the fourth quarter of 2013 were delayed until the first quarter of 2014.

We recorded new bookings in our Power Generation segment totaling $691 million for the six months ended June 30, 2014, contributing to the $143 million increase in our Power Generation backlog since December 31, 2013. The increase in backlog of the Power Generation segment was primarily driven by increased boiler bookings in our new build steam generation business. In addition, the acquisition of MEGTEC resulted in increased backlog totaling $83 million.

Of the June 30, 2014 backlog, we expect to recognize revenues as follows:

	2014	2015	Thereafter	Total
	(Unaudited)
	(In approximate millions)
Power Generation	$605	$651	$959	$2,215
Nuclear Operations	586	888	1,105	2,579
Technical Services	12	—	—	12
Nuclear Energy	51	41	100	192
mPower	1	—	—	1

Total Backlog	$1,255	$1,580	$2,164	$4,999

At June 30, 2014, Power Generation backlog with the U.S. Government was $22.6 million, all of which was fully funded.

At June 30, 2014, Nuclear Operations backlog with the U.S. Government was $2.4 billion, of which $225.6 million had not yet been funded.

At June 30, 2014, Technical Services backlog with the U.S. Government was $12.2 million, all of which was fully funded.

At June 30, 2014, Nuclear Energy and mPower had no backlog with the U.S. Government.

Liquidity and Capital Resources

Credit Facility

On June 24, 2014, B&W entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent, which amends and restates our previous Credit Agreement dated June 8, 2012. The New Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate amount of up to $1.0 billion and a term loan facility of up to $300 million, $150 million of which was drawn on the closing date of the New Credit Agreement. The remaining $150 million commitment for the term loan remains available under a delayed draw feature through December 31, 2014. The New Credit Agreement is scheduled to mature on June 24, 2019. The proceeds of the New Credit Agreement are available for the issuance of letters of credit, working capital needs and other general corporate purposes. The New Credit Agreement includes provisions that allow for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $400 million for all incremental term loan, revolving credit borrowings and letter of credit commitments.

The New Credit Agreement is guaranteed by substantially all of B&W’s wholly owned domestic subsidiaries. Obligations under the New Credit Agreement are secured by first-priority liens on certain assets owned by B&W and the guarantors (other than our subsidiaries comprising our Nuclear Operations and Technical Services segments). If the corporate family rating of B&W and its subsidiaries from Moody’s is Baa3 or better (with a stable outlook or better), the corporate rating of B&W and its subsidiaries from S&P is BBB- or better (with a stable outlook or better), and other conditions are met, the liens securing obligations under the New Credit Agreement will be released, subject to reinstatement upon the terms set forth in the New Credit Agreement. B&W’s current corporate family rating from Moody’s is Ba1 and its corporate rating from S&P is BB+.

The New Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. Beginning with the quarter following that in which the term loan commitment ends, we are also required to make quarterly amortization payments on the term loan portion of the New Credit Agreement in an amount equal to 1.25% of the aggregate principal amount of the term loan facility that is utilized. We may prepay all loans under the New Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements. We are also required to make certain prepayments on any outstanding term loans under the New Credit Agreement after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions and our right to reinvest such proceeds in certain circumstances, all as more particularly set forth in the New Credit Agreement.

The New Credit Agreement contains financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt and mergers. At June 30, 2014, we were in compliance with all of the covenants set forth in the New Credit Agreement.

Loans outstanding under the New Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 2.00% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month Eurocurrency rate plus 1.00%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 1.00% per year. The applicable margin for loans varies depending on the credit ratings of the New Credit Agreement. Under the New Credit Agreement, we are charged a commitment fee on the unused portions of the New Credit Agreement, and that fee varies between 0.200% and 0.350% per year depending on the credit ratings of the New Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.250% and 2.000% per year with respect to the amount of each financial letter of credit issued under the New Credit Agreement and a letter of credit fee of between 0.725% and 1.125% per year with respect to the amount of each performance letter of credit issued under the New Credit Agreement, in each case depending on the credit ratings of the New Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the New Credit Agreement. In connection with entering into the New Credit Agreement, we paid upfront fees to the lenders thereunder, and arrangement and other fees to the arrangers and agents of the New Credit Agreement. At June 30, 2014, borrowings outstanding totaled $150.0 million and $113.8 million under our term loan and revolving line of credit, respectively, and letters of credit issued under the New Credit Agreement totaled $173.0 million, resulting in $863.2 million available for borrowings or to meet letter of credit requirements.

Based on the current credit ratings of the New Credit Agreement, beginning in August 2014 the applicable margin for Eurocurrency rate loans is 1.375%, the applicable margin for base rate loans is 0.375%, the letter of credit fee for financial letters of credit is 1.375%, the letter of credit fee for performance letters of credit is 0.80%, and the commitment fee for unused portions of the New Credit Agreement is 0.225%. The New Credit Agreement does not have a floor for the base rate or the Eurocurrency rate.

The New Credit Agreement generally includes customary events of default for a secured credit facility. If any default occurs under the New Credit Agreement, or if we are unable to make any of the representations and warranties in the New Credit Agreement, we will be unable to borrow funds or have letters of credit issued under the New Credit Agreement.

Other Arrangements

Certain subsidiaries within our Power Generation segment have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees as of June 30, 2014 was $124.7 million.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety’s discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of June 30, 2014, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $396.0 million.

Long-term Benefit Obligations

Our unfunded pension and postretirement benefit obligations totaled $432.6 million at June 30, 2014. These long-term liabilities are expected to require use of Company resources to satisfy our future funding obligations. For the six months ended June 30, 2014, we made contributions to our pension and postretirement benefit plans totaling $27.0 million. We expect to make contributions to these plans totaling $37.6 million for the remainder of 2014.

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $143.0 million to $267.0 million at June 30, 2014 from $410.0 million at December 31, 2013 primarily due to the items discussed below.

Our working capital increased by approximately $123.8 million to $634.0 million at June 30, 2014 from $510.2 million at December 31, 2013, attributable primarily to an increase in net contracts in progress and advance billings on contracts due primarily to lower net advance billings associated with the decline in contract activity in our Power Generation segment. We also experienced increased working capital associated with account payable movement caused by the adverse timing of payments of contract costs in relation to the collection of billings on certain contracts. In addition, a larger portion of our pension liability is reported as a long-term obligation this period.

Our net cash used in operations was $107.7 million in the six months ended June 30, 2014, compared to cash provided by operations of $11.8 million for the six months ended June 30, 2013. This increase in cash used was primarily attributable to a reduction in accounts payable as discussed above.

Our net cash used in investing activities increased by $151.9 million to $157.7 million in the six months ended June 30, 2014 from $5.8 million in the six months ended June 30, 2013. This increase in net cash used in investing activities was primarily attributable to the acquisition of MEGTEC.

Our net cash provided by financing activities was $139.6 million in the six months ended June 30, 2014, compared to cash used in financing activities of $141.9 million for the six months ended June 30, 2013. This increase in net cash provided by financing activities was primarily attributable to an increase in borrowings on our credit facility, primarily to fund the acquisition of MEGTEC, common share repurchase activity and working capital needs.

At June 30, 2014, we had restricted cash and cash equivalents totaling $42.3 million, $3.3 million of which was held in restricted foreign accounts, $2.6 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets) and $36.4 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments).

At June 30, 2014, we had investments with a fair value of $8.8 million. Our investment portfolio consists primarily of investments in highly liquid money market instruments. Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income.

Foreign Operations

Approximately $186.7 million, or 86%, of our total unrestricted cash and cash equivalents at June 30, 2014 is related to foreign operations. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the U.S., which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. as the liquidity generated by our U.S. operations is sufficient to meet the cash requirements of our U.S. operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2013 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 6 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

In addition to the other information in this report, the other factors presented in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December  31, 2013 are some of the factors that could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2012, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended June 30, 2014. For the six months ended June 30, 2014, we repurchased 3.1 million shares at a cost of $99.7 million. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
April 1, 2014 – April 30, 2014	182,217	$33.47	179,400	$474.7
May 1 2014 – May 31, 2014	696,094	$32.25	694,000	$452.3
June 1, 2014 – June 30, 2014	1,717,766	$32.46	1,714,500	$396.6

Total	2,596,077	$32.47	2,587,900

(1)	Includes 2,817, 2,094, and 3,266 shares repurchased during April, May and June, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)	On November 7, 2012, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million in the open market during a two-year period ending on November 5, 2014. On May 7, 2013, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million. On February 26, 2014, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million. The May 2013 and February 2014 authorizations are in addition to the initial $250 million share repurchase amount authorized in November 2012. On December 9, 2013, we completed the repurchase of shares using our initial $250 million authorization. We may repurchase shares in the open market using the additional repurchase amounts authorized in May 2013 and February 2014 during a two-year period that expires February 25, 2016.

Item 4. Mine Safety Disclosures

We own, manage and operate Ebensburg Power Company, an independent power company that produces alternative electrical energy. Through one of our subsidiaries, Revloc Reclamation Service, Inc., Ebensburg Power Company operates multiple coal refuse sites in Western Pennsylvania (collectively, the “Revloc Sites”). At the Revloc Sites, Ebensburg Power Company utilizes coal refuse from abandoned surface mine lands to produce energy. Beyond converting the coal refuse to energy, Ebensburg Power Company is also taking steps to reclaim the former surface mine lands to make the land and streams more attractive for wildlife and human uses.

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

Exhibit 3.2* - Amended and Restated Bylaws of The Babcock & Wilcox Company effective September 9, 2013 (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated September 11, 2013 (File No. 1-34658)).

10.1* - Second Amended and Restated Credit Agreement, dated as of June 24, 2014, entered into by and among The Babcock & Wilcox Company, certain lenders and letter of credit issuers executing the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 26, 2014 (File No. 1-34658)).

10.2* - Second Amended and Restated Pledge and Security Agreement, dated as of June 24, 2014, entered into by and among The Babcock & Wilcox Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 26, 2014 (File No. 1-34658)).

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
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)

August 6, 2014

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Master Separation Agreement, dated as of July 2, 2010, between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.1*	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2*	Amended and Restated Bylaws of The Babcock & Wilcox Company effective September 9, 2013 (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Current Report on Form 8-K dated September 11, 2013 (File No. 1-34658)).

10.1*	Second Amended and Restated Credit Agreement, dated as of June 24, 2014, entered into by and among The Babcock & Wilcox Company, certain lenders and letter of credit issuers executing the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 26, 2014 (File No. 1-34658)).

10.2*	Second Amended and Restated Pledge and Security Agreement, dated as of June 24, 2014, entered into by and among The Babcock & Wilcox Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 26, 2014 (File No. 1-34658)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.