Form 10-Q
period 2014-09-30
Babcock & Wilcox Co
filed 2014-11-05
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s common stock outstanding at October 31, 2014 was 106,553,653.

THE BABCOCK & WILCOX COMPANY

INDEX - FORM 10 - Q

PART I

THE BABCOCK & WILCOX COMPANY

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Current Assets:
Cash and cash equivalents	$196,921	$346,116
Restricted cash and cash equivalents	43,200	45,945
Investments	19,046	10,748
Accounts receivable – trade, net	424,875	360,323
Accounts receivable – other	66,052	45,480
Contracts in progress	350,165	370,820
Inventories	116,533	113,058
Deferred income taxes	97,770	97,170
Other current assets	57,297	47,764

Total Current Assets	1,371,859	1,437,424

Property, Plant and Equipment	1,179,435	1,126,683
Less accumulated depreciation	716,309	679,604

Net Property, Plant and Equipment	463,126	447,079

Investments	4,483	4,426

Goodwill	395,301	281,708

Deferred Income Taxes	117,159	127,076

Investments in Unconsolidated Affiliates	141,914	184,831

Intangible Assets	114,540	81,521

Other Assets	48,388	45,088

TOTAL	$2,656,770	$2,609,153

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except share and per share amounts)
Current Liabilities:
Notes payable and current maturities of long-term debt	$8,890	$4,671
Accounts payable	212,069	319,774
Accrued employee benefits	100,690	163,833
Accrued liabilities – other	87,707	58,192
Advance billings on contracts	232,008	317,771
Accrued warranty expense	59,574	56,436
Income taxes payable	10,182	6,551

Total Current Liabilities	711,120	927,228

Long-Term Debt	298,776	225

Accumulated Postretirement Benefit Obligation	46,049	43,194

Environmental Liabilities	55,951	53,391

Pension Liability	346,198	336,878

Other Liabilities	58,709	65,296

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 121,417,899 and 120,536,910 shares at September 30, 2014 and December 31, 2013, respectively	1,214	1,205
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	772,842	747,189
Retained earnings	756,572	656,916
Treasury stock at cost, 14,910,058 and 10,068,731 shares at September 30, 2014 and December 31, 2013, respectively	(423,821)	(268,971)
Accumulated other comprehensive income	17,242	28,348

Stockholders’ Equity – The Babcock & Wilcox Company	1,124,049	1,164,687
Noncontrolling interest	15,918	18,254

Total Stockholders’ Equity	1,139,967	1,182,941

TOTAL	$2,656,770	$2,609,153

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues	$737,902	$774,834	$2,085,925	$2,466,393

Costs and Expenses:
Cost of operations	554,614	578,394	1,569,229	1,884,134
Research and development costs	8,379	23,787	63,293	52,970
Losses (gains) on asset disposals and impairments, net	(605)	1,258	852	1,345
Selling, general and administrative expenses	108,987	102,576	305,590	313,113
Special charges for restructuring activities	8,675	4,849	28,803	25,504

Total Costs and Expenses	680,050	710,864	1,967,767	2,277,066

Equity in Income of Investees	7,308	18,151	35,760	51,713

Operating Income	65,160	82,121	153,918	241,040

Other Income (Expense):
Interest income	267	480	876	1,135
Interest expense	(2,978)	(631)	(4,798)	(2,238)
Other – net	18,625	(533)	20,527	1,878

Total Other Income (Expense)	15,914	(684)	16,605	775

Income before Provision for Income Taxes	81,074	81,437	170,523	241,815
Provision for Income Taxes	20,671	24,416	45,474	70,217

Net Income	60,403	57,021	125,049	171,598

Net Loss Attributable to Noncontrolling Interest	811	3,425	7,646	8,892

Net Income Attributable to The Babcock & Wilcox Company	$61,214	$60,446	$132,695	$180,490

Earnings per Common Share:
Basic:
Net Income Attributable to The Babcock & Wilcox Company	$0.57	$0.54	$1.22	$1.61
Diluted:
Net Income Attributable to The Babcock & Wilcox Company	$0.57	$0.54	$1.21	$1.60

Shares used in the computation of earnings per share (Note 10):
Basic	107,105,986	110,931,376	109,103,879	112,309,170
Diluted	107,444,284	111,749,381	109,482,318	113,049,700

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
	(In thousands)
Net Income	$60,403	$57,021	$125,049	$171,598

Other Comprehensive Income (Loss):
Currency translation adjustments	(6,837)	5,238	(13,979)	(2,330)
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $386, $(338), $436 and $1,004, respectively	(1,115)	928	(1,257)	(2,940)
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $(279), $158, $(266) and $(671), respectively	807	(436)	760	1,853
Recognition of benefit plan costs, net of tax benefit of $(898), $(264), $(1,293) and $(782), respectively	2,505	490	3,299	1,483
Available-for-sale investments:
Unrealized gains arising during the period, net of tax provision of $(3), $(42), $(60) and $(48), respectively	5	75	108	203
Reclassification adjustment for gains included in net income, net of tax provision of $7, $2, $22 and $5, respectively	(14)	(4)	(40)	(725)

Other Comprehensive Income (Loss)	(4,649)	6,291	(11,109)	(2,456)

Total Comprehensive Income	55,754	63,312	113,940	169,142

Comprehensive Loss Attributable to Noncontrolling Interest	810	3,466	7,649	8,937

Comprehensive Income Attributable to The Babcock & Wilcox Company	$56,564	$66,778	$121,589	$178,079

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital In Excess of	Retained	Other Comprehensive	Treasury	Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
	(In thousands, except share and per share amounts)
Balance December 31, 2013	120,536,910	$1,205	$747,189	$656,916	$28,348	$(268,971)	$1,164,687	$18,254	$1,182,941
Net income	—	—	—	132,695	—	—	132,695	(7,646)	125,049
Dividends declared ($0.30 per share)	—	—	—	(33,039)	—	—	(33,039)	—	(33,039)
Defined benefit obligations	—	—	—	—	3,299	—	3,299	—	3,299
Available-for-sale investments	—	—	—	—	68	—	68	—	68
Currency translation adjustments	—	—	—	—	(13,976)	—	(13,976)	(3)	(13,979)
Derivative financial instruments	—	—	—	—	(497)	—	(497)	—	(497)
Exercise of stock options	152,965	1	3,926	—	—	—	3,927	—	3,927
Contributions to thrift plan	307,748	3	9,946	—	—	—	9,949	—	9,949
Shares placed in treasury	—	—	—	—	—	(154,850)	(154,850)	—	(154,850)
Stock-based compensation charges	420,276	5	11,781	—	—	—	11,786	—	11,786
Contribution of in-kind services	—	—	—	—	—	—	—	5,830	5,830
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(517)	(517)

Balance September 30, 2014 (unaudited)	121,417,899	$1,214	$772,842	$756,572	$17,242	$(423,821)	$1,124,049	$15,918	$1,139,967

Balance December 31, 2012	119,608,026	$1,196	$713,257	$349,063	$32,728	$(109,809)	$986,435	$16,481	$1,002,916
Net income	—	—	—	180,490	—	—	180,490	(8,892)	171,598
Dividends declared ($0.24 per share)	—	—	—	(27,085)	—	—	(27,085)	—	(27,085)
Defined benefit obligations	—	—	—	—	1,483	—	1,483	—	1,483
Available-for-sale investments	—	—	—	—	(522)	—	(522)	—	(522)
Currency translation adjustments	—	—	—	—	(2,285)	—	(2,285)	(45)	(2,330)
Derivative financial instruments	—	—	—	—	(1,087)	—	(1,087)	—	(1,087)
Exercise of stock options	187,845	3	3,800	—	—	—	3,803	—	3,803
Contributions to thrift plan	345,037	3	10,016	—	—	—	10,019	—	10,019
Shares placed in treasury	—	—	—	—	—	(142,188)	(142,188)	—	(142,188)
Stock-based compensation charges	220,840	2	13,070	—	—	—	13,072	—	13,072
Contribution of in-kind services	—	—	—	—	—	—	—	11,289	11,289
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(414)	(414)

Balance September 30, 2013 (unaudited)	120,361,748	$1,204	$740,143	$502,468	$30,317	$(251,997)	$1,022,135	$18,419	$1,040,554

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125,049	$171,598
Non-cash items included in net income:
Depreciation and amortization	57,400	51,341
Income of investees, net of dividends	16,920	(18,419)
Losses on asset disposals and impairments	3,870	1,345
Gain on exchange of USEC investment	(18,647)	—
In-kind research and development costs	5,830	11,289
Recognition of losses for pension and postretirement plans	12,952	2,265
Stock-based compensation expense	11,786	13,072
Excess tax benefits from stock-based compensation	(568)	(64)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(62,220)	(44,663)
Accounts payable	(115,271)	5,305
Contracts in progress and advance billings on contracts	(74,214)	(140,862)
Inventories	138	10,559
Income taxes	(11,804)	(1,284)
Accrued and other current liabilities	13,206	(3,588)
Pension liability, accrued postretirement benefit obligation and employee benefits	(66,679)	(69,842)
Other, net	17,057	5,921

NET CASH USED IN OPERATING ACTIVITIES	(85,195)	(6,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	2,745	14,669
Purchases of property, plant and equipment	(55,877)	(45,288)
Acquisition of business, net of cash acquired	(127,705)	—
Purchase of intangible assets	(722)	(2,200)
Purchases of available-for-sale securities	(21,225)	(79,747)
Sales and maturities of available-for-sale securities	31,663	122,677
Investment in equity and cost method investees	(4,900)	(2,807)
Proceeds from asset disposals	846	586

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(175,175)	7,890

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	(4,424)	(157)
Borrowings under short-term arrangements	2,855	649
Borrowings under Credit Agreement	809,300	—
Repayments under Credit Agreement	(504,900)	—
Payment of debt issuance costs	(5,390)	—
Repurchase of common shares	(149,774)	(140,143)
Dividends paid to common shareholders	(32,799)	(27,082)
Excess tax benefits from stock-based compensation	568	64
Exercise of stock options	3,854	3,756
Other	(202)	(414)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	119,088	(163,327)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(7,913)	(2,255)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(149,195)	(163,719)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	346,116	383,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$196,921	$219,828

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$3,573	$1,341
Income taxes (net of refunds)	$52,845	$70,602
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$3,201	$6,040

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Reporting Segments

We operate in five reportable segments: Power Generation, Nuclear Operations, Technical Services, Nuclear Energy and mPower. Our reportable segments are further described as follows:

•	Our Power Generation segment provides an advanced, clean and diverse portfolio of steam generating equipment, proven emissions control systems for environmental regulations, renewable energy solutions (biomass, combined heat and power, waste-to-energy and concentrating solar power), boiler cleaning systems, material transport equipment, fuel handling systems, cogeneration and combined cycle installations, and carbon capture and sequestration technologies. For this full range of product offerings, we offer complete aftermarket, operation and maintenance and construction project services. We provide products and services to electric utilities, municipalities, EPC contractors, architect engineers, independent power producers, international trading firms, electric power cooperatives and state electricity boards. Our markets include electric power generation, industrial, pulp and paper, chemical, oil refinery, cement, institutional, municipal and government customers worldwide. We have an extensive North American and global footprint including engineering, design, service, manufacturing, sales, business development, regional service centers, manufacturers’ representatives and joint venture facilities located in more than 30 countries around the globe. We have supplied product and services for more than 300,000 MW of installed electric generating capacity in more than 80 countries.

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

See Note 11 for discussion regarding our Board of Directors’ approval of a plan to pursue the spin-off of the Power Generation business.

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

•	Our Technical Services segment provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided to the Department of Defense and the DOE, including the NNSA, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management. Through this segment we deliver products and management solutions to nuclear operations and high-consequence manufacturing facilities. A significant portion of this segment’s operations are conducted through joint ventures.

•	Our Nuclear Energy segment supplies commercial nuclear steam generators and components to nuclear utility customers. B&W has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. This segment is the only heavy nuclear component, N-Stamp certified manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development and metallurgy and materials engineering. In addition, this segment offers services for nuclear steam generators and balance of plant equipment, as well as nondestructive examination and tooling/repair solutions for other plant systems and components.

•	Our mPower segment is designing the B&W mPowerTM reactor, a small modular reactor (“SMR”) design generally based on proven light-water nuclear technology and able to operate for four years without refueling. Through our majority-owned joint venture, Generation mPower LLC (“GmP”), we are developing the associated mPower Plant power generating facility, which will use two B&W mPowerTM reactors to generate 360 MW within an advanced passively safe and secure plant architecture. As part of this initiative, we were selected to receive funding pursuant to a Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (the “Funding Program”) for SMR deployment by 2022. This Funding Program provides financial assistance for our mPower Plant design, engineering and licensing activities supporting the planned first mPower Plant. On April 14, 2014, we announced our plans to restructure the mPower program to focus on technology development. Beginning in the third quarter of 2014, we slowed the pace of development and intend to invest no more than $15 million on an annual basis, net of amounts reimbursed from the Funding Program. We intend to work with the DOE to amend the Funding Program to include, among other things, mutually agreeable program milestones for continued funding and a revised commercial operating date beyond 2022. If a mutually agreeable plan is not identified, future amounts may not be made available to us under the Funding Program.

See Note 9 for further information regarding our segments.

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and the related footnotes included in our 2013 10-K.

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

In the three and nine months ended September 30, 2014, we recorded contract losses totaling $0.0 million and $11.6 million, respectively, for additional estimated costs to complete our Power Generation segment’s Berlin Station project. These losses are in addition to contract losses recorded for this project during 2013 and 2012. We had previously asserted that substantial completion had been achieved on this project in early 2014 and that any further delays to complete this project, beyond the delays already caused by the customer during construction or otherwise excusable under the contract, are the result of the customer’s failure to supply fuel complying with the contract specifications. The customer certified that we achieved substantial completion on the project effective July 19, 2014, following which the customer has no further claims for liquidated damages associated with delays. See Note 5 for legal proceedings associated with this matter.

Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Currency translation adjustments	$24,439	$38,415
Net unrealized gain on available-for-sale investments	198	130
Net unrealized gain on derivative financial instruments	130	627
Unrecognized prior service cost on benefit obligations	(7,525)	(10,824)

Accumulated other comprehensive income	$17,242	$28,348

The amounts reclassified out of accumulated other comprehensive income by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Accumulated Other Comprehensive Income Component Recognized	(In thousands)				Line Item Presented
Realized (losses) gains on derivative financial instruments	$373	$(421)	$296	$(1,573)	Revenues
	(1,459)	977	(1,332)	(1,029)	Cost of operations
	—	38	10	78	Other-net

	(1,086)	594	(1,026)	(2,524)	Total before tax
	279	(158)	266	671	Provision for Income Taxes

	$(807)	$436	$(760)	$(1,853)	Net Income

Recognition of prior service cost on benefit obligations	$(1,794)	$(705)	$(2,812)	$(2,116)	Cost of operations
	(1,609)	(49)	(1,780)	(149)	Selling, general and administrative expenses

	(3,403)	(754)	(4,592)	(2,265)	Total before tax
	898	264	1,293	782	Provision for Income Taxes

	$(2,505)	$(490)	$(3,299)	$(1,483)	Net Income

Realized gain on available-for-sale investments	$21	$6	$62	$730	Other-net
	(7)	(2)	(22)	(5)	Provision for Income Taxes

	$14	$4	$40	$725	Net Income

Total reclassification for the period	$(3,298)	$(50)	$(4,019)	$(2,611)

Inventories

The components of inventories are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Raw materials and supplies	$86,311	$85,455
Work in progress	11,086	10,872
Finished goods	19,136	16,731

Total inventories	$116,533	$113,058

Restricted Cash and Cash Equivalents

At September 30, 2014, we had restricted cash and cash equivalents totaling $45.8 million, $5.6 million of which was held in restricted foreign cash accounts, $2.6 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $37.6 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments).

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

The following summarizes the changes in the carrying amount of goodwill:

	Power Generation	Nuclear Operations	Technical Services	Nuclear Energy	Total
	(In thousands)
Balance at December 31, 2013	$104,630	$118,103	$45,000	$13,975	$281,708
Acquisition of MEGTEC and purchase price adjustments (Note 2)	115,921	—	—	—	115,921
Foreign currency translation adjustments and other	(2,328)	—	—	—	(2,328)

Balance at September 30, 2014	$218,223	$118,103	$45,000	$13,975	$395,301

Intangible Assets

Intangible assets are recognized at fair value when acquired. Intangible assets with definite lives are amortized to operating expense using the straight-line method over their estimated useful lives and tested for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets with indefinite lives are not amortized and are subject to annual impairment testing. We may elect to perform a qualitative assessment when testing indefinite lived intangible assets for impairment to determine whether events or circumstances affecting significant inputs related to the most recent quantitative evaluation have occurred, indicating that it is more likely than not that the indefinite lived intangible asset is impaired. Otherwise, we test indefinite lived intangible assets for impairment by quantitatively determining the fair value of the indefinite lived intangible asset and comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we recognize impairment for the amount of the difference.

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

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Balance at beginning of period	$56,436	$83,682
Additions	9,970	13,555
Acquisition of MEGTEC	4,693	—
Expirations and other changes	(1,664)	(13,283)
Payments	(9,238)	(15,957)
Translation and other	(623)	(505)

Balance at end of period	$59,574	$67,492

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

The components of benefit cost related to service cost, interest cost, expected return on plan assets and prior service cost amortization are recorded on a quarterly basis based on actuarial assumptions. In the fourth quarter of each year or as interim remeasurements are required, we immediately recognize net actuarial gains and losses into earnings as a component of net periodic benefit cost. Recognized net actuarial gains and losses consist primarily of our reported actuarial gains and losses and the difference between the actual return on plan assets and the expected return on plan assets.

We recognize the funded status of each plan as either an asset or a liability in the consolidated balance sheets. The funded status is the difference between the fair value of plan assets and the present value of its benefit obligation, determined on a plan-by-plan basis. Our pension plan assets can include assets that are difficult to value. See Note 7 of our 2013 10-K for a detailed description of our plan assets.

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

During the three and nine months ended September 30, 2014, we recognized $0.0 million and $5.8 million, respectively, of non-cash, in-kind research and development costs as compared to $3.9 million and $11.3 million during the three and nine months ended September 30, 2013, respectively, related to services contributed by our minority partner to GmP.

On April 12, 2013, Babcock & Wilcox mPower, Inc., a wholly owned subsidiary of B&W, entered into a Cooperative Agreement establishing the terms and conditions of a funding award totaling $150 million under the DOE’s Funding Program. This cost-sharing award requires us to use the DOE funds to cover first-of-a-kind engineering costs associated with SMR design certification and licensing efforts. The DOE will provide cost reimbursement for up to 50% of qualified expenditures incurred from April 1, 2013 to March 31, 2018, subject to funding authorizations. The DOE has authorized $112.9 million of funding to B&W for this award program, with $4.2 million of authorized funds remaining at September 30, 2014. In the nine months ended September 30, 2014 and 2013, we recognized $25.4 million and $54.2 million, respectively, associated with the funding award.

On April 14, 2014, we announced our plans to restructure the mPower program to focus on technology development. Beginning in the third quarter of 2014, we slowed the pace of development and intend to invest no more than $15 million on an annual basis, net of amounts reimbursed from the Funding Program. We intend to work with the DOE to amend the Funding Program, to include, among other things, mutually agreeable program milestones for continued funding and a revised commercial operating date beyond 2022. If a mutually agreeable plan is not identified, future amounts may not be made available to us under the Funding Program.

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

Our effective tax rate for the three months ended September 30, 2014 was approximately 25.5% as compared to 30.0% for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 was lower than our statutory rate and the effective tax rate for the three months ended September 30, 2013, primarily due to the impact of an $18.6 million gain from the exchange of our USEC investment for which the related tax provision was offset by the reversal of a previously established valuation allowance related to the prior impairments of the USEC investment.

Our effective tax rate for the nine months ended September 30, 2014 was approximately 26.7% as compared to 29.0% for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 was lower than our statutory rate primarily due to the receipt of a favorable ruling from the Internal Revenue Service that allows us to amend prior year U.S. income tax returns to exclude distributions of certain of our foreign joint ventures from domestic taxable income. In addition, the effective tax rate for the nine months ended September 30, 2014 was lower due to the $18.6 million gain from the exchange of our USEC investment for which the related tax provision was offset by the reversal of a previously established valuation allowance related to the prior impairments of the USEC investment. Our effective tax rate for the nine months ended September 30, 2013 reflected the impact of certain tax benefits related to the retroactive provisions of the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013. These 2013 tax benefits relate primarily to research and development tax credits.

As of September 30, 2014, we have gross unrecognized tax benefits of $6.9 million, which, if recognized, would lower our effective tax rate from continuing operations.

New Accounting Standards

In August 2014, the Financial Accounting Standards Board issued an update to the Topic Presentation of Financial Statements. This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. If there is substantial doubt about an entity’s ability to continue as a going concern, certain disclosures are required. This update will be effective for us in 2017. We do not expect the adoption of this update to have a material impact on our financial statements.

NOTE 2 – ACQUISITIONS AND DISPOSITIONS

MEGTEC Acquisition

On June 20, 2014, we acquired the outstanding stock of industrial processes solutions provider MEGTEC for $142.8 million, net of cash acquired. MEGTEC designs, engineers, manufactures and services air pollution control systems and coating/drying equipment for a variety of industrial applications and is expected to complement our Power Generation segment’s environmental products and solutions offerings that serves utility markets.

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

MEGTEC (in thousands)
Cash and cash equivalents	$14,232
Accounts receivable	23,459
Inventories	5,528
Other current assets	9,069
Property, plant and equipment	5,090
Goodwill	115,921
Intangible assets	42,000

Total assets acquired	$215,299

Accounts payable	13,402
Advance billings on contracts	9,144
Other current liabilities	17,477
Pension liability	5,041
Deferred income taxes	12,137
Other liabilities	1,085

Total liabilities assumed	$58,286

Net assets acquired	$157,013
Cash and cash equivalents acquired	14,232

Net assets acquired, net of unrestricted cash acquired	$142,781

Amount of tax deductible goodwill	$—

The preliminary intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
Customer relationships	$20,000	7 years
Backlog	$9,500	1 year
Trade names / trademarks	$6,000	15 years
Developed technology	$6,500	10 years

Our condensed consolidated financial statements for the three and nine months ended September 30, 2014 include $48.9 million and $52.5 million of revenues, respectively, and $1.6 million and $1.8 million of net income, respectively, related to MEGTEC operations occurring from the acquisition date to September 30, 2014. Additionally, the following unaudited pro forma financial information presents our results of operations for the three and nine months ended September 30, 2014 and 2013 had the acquisition of MEGTEC occurred on January 1, 2013. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2013. This information is presented for comparative purposes only and should not be taken as representative of our future consolidated results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$737,902	$822,629	$2,166,257	$2,591,301

Net Income Attributable to The Babcock & Wilcox Company	$63,140	$60,925	$137,670	$180,239

Basic Earnings per Common Share	$0.59	$0.55	$1.26	$1.60
Diluted Earnings per Common Share	$0.59	$0.55	$1.26	$1.59

The unaudited pro forma results include the following pre-tax adjustments to the historical results presented above:

•	Increase (decrease) in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of approximately $(2.4) million and $(1.1) million for the three and nine months ended September 30, 2014, respectively, and $2.8 million and $8.4 million for the three and nine months ended September 30, 2013, respectively.

•	Elimination of historical interest expense of approximately $0.9 million for the nine months ended September 30, 2014, and $1.0 million and $1.9 million for the three and nine months ended September 30, 2013, respectively.

•	Additional interest expense associated with the incremental borrowings that would have been incurred to acquire MEGTEC as of January 1, 2013 of approximately $1.2 million for the nine months ended September 30, 2014, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2013, respectively.

•	Elimination of $0.6 million and $14.1 million, respectively, in acquisition related costs recognized in the three and nine months ended September 30, 2014 that are not expected to be recurring.

Ebensburg Acquisition

On May 21, 2014, we acquired the remaining outstanding interest in Ebensberg Power Company for a purchase price of $1.3 million. As part of the transaction, we acquired cash of $16.4 million and property, plant and equipment with a fair value of $16.1 million.

Nuclear Projects Business Disposition

In the first quarter of 2014, we announced that we would exit our Nuclear Energy segment’s Nuclear Projects business as it had lower margins and higher financial risks. Run-off operations for remaining projects were completed during the quarter ended June 30, 2014. Income (loss) before provision for income taxes for the Nuclear Projects business was $0.0 million and $(0.2) million in the three and nine months ended September 30, 2014, respectively, and $(0.6) million and $(1.6) million in the three and nine months ended September 30, 2013, respectively.

At September 30, 2014, assets recorded within the condensed consolidated financial statements for the Nuclear Projects business include $45.4 million in outstanding accounts receivable. This amount relates to a reimbursable target cost subcontract pursuant to which we performed steam generator replacement installation services for the prime contractor. All work under that subcontract has been completed. The customer has questioned the reasonableness of certain project costs, asserted liquidated damages and has not paid the prime contractor the referenced amounts invoiced under the prime contract. Based upon the terms of the subcontract, the prime contractor has not yet paid us. We filed a mechanic’s lien in the amount of $37.4 million on July 11, 2014, which represented the outstanding accounts receivable balance at the time, against the owner’s property in order to preserve our statutory legal rights, and we have until early March 2015 to file suit against the owner to foreclose on that lien. We contend that the invoiced amounts were reasonably incurred under the terms of the subcontract and that project delays and additional costs are attributable to the owner. Payment of all amounts currently due and owing is being sought from the prime contractor through the defined subcontract dispute resolution processes. If those efforts are unsuccessful, we will have the right to initiate collection litigation against the prime contractor.

NOTE 3 – SPECIAL CHARGES FOR RESTRUCTURING ACTIVITIES

Global Competitiveness Initiative

In the third quarter of 2012, we announced the Global Competitiveness Initiative (“GCI”) to enhance competitiveness, better position B&W for growth and improve profitability. In conjunction with GCI, during the nine months ended September 30, 2014, we incurred $0.2 million of expenses related to employee termination benefits and $3.1 million of expenses related to facility consolidation. During the nine months ended September 30, 2013, we reduced our workforce and initiated other actions, resulting in $15.8 million of expenses related to employee termination benefits, $8.1 million of expenses related to consulting and GCI administrative costs, and $1.6 million of expenses related to facility consolidation charges.

Other Restructuring Actions

In the first quarter of 2014, we announced a margin improvement program in our Power Generation and Nuclear Energy segments. In the nine months ended September 30, 2014, we incurred $16.9 million of expenses related to this project, including $9.3 million of expenses related to employee termination benefits, $2.2 million of expenses related to consulting and administrative costs and $5.4 million of expenses related to facility consolidation.

In the nine months ended September 30, 2014, we also incurred $8.2 million of expenses related to the restructuring of our mPower program, including $5.8 million of expenses related to employee termination benefits, $2.2 million of expenses related to consulting and administrative costs and $0.2 million of expenses related to facility consolidation.

Additionally, we incurred expenses related to employee termination benefits totaling $0.4 million for the nine months ended September 30, 2014 related to the restructuring of our Technical Services segment.

The following summarizes the changes in our restructuring liability for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(In thousands)
Balance at the beginning of the period	$10,054	$—
Special charges for restructuring activities(1)	22,108	24,497
Payments	(24,572)	(20,727)
Translation and other	(204)	—

Balance at the end of the period	$7,386	$3,770

(1)	Excludes non-cash charges of $6.7 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively, which did not impact the restructuring liability.

At September 30, 2014, unpaid restructuring charges totaled $6.5 million for employee termination benefits and $0.9 million for consulting and administrative costs.

NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands)
Service cost	$9,305	$11,505	$28,602	$34,625	$217	$246	$649	$742
Interest cost	29,980	27,624	90,668	83,250	978	946	2,924	2,844
Expected return on plan assets	(37,314)	(36,560)	(112,080)	(109,841)	(575)	(538)	(1,725)	(1,613)
Amortization of prior service cost (credit)	637	790	1,906	2,374	(40)	(36)	(120)	(109)
Recognized net actuarial loss	11,079	—	11,079	—	—	—	—	—

Net periodic benefit cost	$13,687	$3,359	$20,175	$10,408	$580	$618	$1,728	$1,864

During the quarter ended September 30, 2014, benefit accruals under certain hourly Canadian pension plans were ceased with an effective date of January 1, 2015. In addition, significant lump sum payments were made from certain salaried Canadian pension plans during the nine months ended September 30, 2014. As a result of these actions, we remeasured certain of our Canadian pension plans resulting in the recognition of a net actuarial loss of $11.1 million, which includes $5.5 million in actuarial losses, a $4.6 million settlement loss and a $1.0 million curtailment loss. We have excluded the recognized net actuarial loss from our reportable segments and such amount has been reflected in Note 9 as the Mark to Market Adjustment in the reconciliation of reportable segment income to consolidated operating income. We recorded $4.9 million of the net actuarial loss within cost of operations and $6.2 million of the loss within selling, general and administrative expenses.

We made contributions to our pension and postretirement benefit plans totaling $36.2 million and $63.2 million during the three and nine months ended September 30, 2014, respectively, as compared to $28.3 million and $71.5 million in the three and nine months ended September 30, 2013, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 11 to the consolidated financial statements in Part II of our 2013 10-K.

Investigations and Litigation

Apollo and Parks Township

In January 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc., (the “B&W Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, additional suits have been filed by additional plaintiffs and there are currently fifteen lawsuits pending in the U.S. District Court for the Western District of Pennsylvania against the B&W Parties and ARCO, including the most recent claims filed in May 2014. In total, the suits presently involve approximately 93 primary claimants, including the five additional primary claims filed in May 2014. The primary claimants allege, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in the Borough of Apollo and Parks Township, Pennsylvania (collectively, the “Apollo and Parks Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages. All of the suits, except for the most recent filing, have been consolidated for non-dispositive pre-trial matters. Fact discovery in the Apollo and Parks Litigation is now closed, but no trial date has been set.

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

In July 2013, the Superior Court reversed the judgment of the trial court with instructions to reconsider the issue of the Settlement Claims under a different standard. In August 2013, B&W and ARCO filed a request for appeal of the Superior Court’s decision to the Pennsylvania Supreme Court. On January 24, 2014, the Supreme Court of Pennsylvania granted B&W and ARCO’s request for appeal. The parties’ briefs on the appeal have been filed and oral arguments were held October 7, 2014. B&W has not recognized any amounts claimed in the ANI Litigation in its financial statements due to the uncertainty surrounding the ultimate amount to be realized.

Berlin Station

Our subsidiary, Babcock & Wilcox Construction Co., Inc. (“BWCC”), is currently in a dispute with a customer in connection with a 75MW biomass-energy power plant that BWCC designed and built in Berlin, New Hampshire. The dispute primarily concerns material claims by BWCC against its customer for contract changes relating to schedule delays, delay costs, extra work, withheld payments, improper draws on letters of credit and withheld contract retention amounts. The customer has made nine partial draws totaling approximately $11.0 million under letters of credit that were outstanding in connection with the project. These draws correspond to a total of approximately $11.9 million in alleged liquidated damages for delay (“Delay LDs”) on the project.

Following the customer’s denial of BWCC’s change order request relating to schedule delays, delay costs and extra work incurred up to that time, on January 16, 2014, BWCC filed suit against the customer in the Court of Common Pleas, Summit County, Ohio, Case No. 2014 01 0208, seeking damages in excess of $37 million (the “Ohio suit”). On or about January 30, 2014, BWCC’s customer filed suit against BWCC in the Superior Court of Coos County, New Hampshire, Case No. 214-2014-CV-14 alleging breach of contract and seeking unspecified amounts (the “New Hampshire suit”). On June 26, 2014, the Ohio suit was dismissed on jurisdictional and forum non conveniens grounds. On August 29, 2014, BWCC filed its Answer, Affirmative Defenses and Counterclaim in the New Hampshire suit seeking recovery of damages incurred to date of at least $66 million in connection with all matters currently in dispute.

There is a risk that the customer will attempt to call all or part of the remaining $21.9 million of letters of credit during the pendency of this matter. We believe any such call would be wrongful and entitle us to return of the funds and other damages. We have made provisions in our financial statements for Delay LDs called to date against the letters of credit and have not recorded offsetting claims revenue related to these calls in our financial statements.

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

We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At September 30, 2014, we had deferred approximately $0.1 million of net gains on these derivative financial instruments in accumulated other comprehensive income. Assuming market conditions continue, we expect to recognize substantially all of this amount in the next twelve months.

At September 30, 2014, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $75.7 million at September 30, 2014, with maturities extending to December 2016. These instruments consist primarily of contracts to purchase or sell Canadian Dollars. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.

The following tables summarize our derivative financial instruments at September 30, 2014 and December 31, 2013:

	Asset and Liability Derivatives
	September 30, 2014	December 31, 2013
	(In thousands)
Derivatives Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable-other	$3	$1,139
Other assets	$256	$94
Accounts payable	$1,904	$581
Other liabilities	$534	$603

Derivatives Not Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable-other	$173	$464
Other assets	$46	$50
Accounts payable	$310	$10

The effects of derivatives on our financial statements are outlined below:

	The Effects of Derivative Instruments on our Financial Statements
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
FX Forward Contracts:
Amount of gain (loss) recognized in other comprehensive income	$(1,501)	$1,266	$(1,693)	$(3,944)
Gain (loss) reclassified from accumulated other comprehensive income into earnings: effective portion
Location
Revenues	$373	$(421)	$296	$(1,573)
Cost of operations	$(1,459)	$977	$(1,332)	$(1,029)
Other-net	$—	$38	$10	$78

Gain (loss) recognized in income: portion excluded from effectiveness testing
Location
Other-net	$(346)	$169	$(68)	$522

Derivatives Not Designated as Hedges:
FX Forward Contracts:
Gain (loss) recognized in income
Location
Other-net	$(210)	$352	$(55)	$(231)

NOTE 7 – FAIR VALUE MEASUREMENTS

Investments

The following is a summary of our investments measured at fair value at September 30, 2014 (in thousands):

	9/30/14	Level 1	Level 2	Level 3
Trading securities
Corporate bonds	$11,313	$11,313	$—	$—

Available-for-sale securities
Equities	$7,333	$—	$7,333	$—
Mutual funds	4,137	—	4,137	—
Asset-backed securities and collateralized mortgage obligations	346	—	346	—
Commercial paper	400	—	400

Total	$23,529	$11,313	$12,216	$—

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2013 (in thousands):

	12/31/13	Level 1	Level 2	Level 3
Mutual funds	$4,001	$—	$4,001	$—
U.S. Government and agency securities	3,000	3,000	—	—
Asset-backed securities and collateralized mortgage obligations	425	—	425	—
Commercial paper	7,748	—	7,748	—

Total	$15,174	$3,000	$12,174	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Centrus Energy Corp. Transaction

On September 5, 2014, the Bankruptcy Court for the District of Delaware approved and confirmed the proposed voluntary Chapter 11 pre-packaged or pre-arranged plan of reorganization of USEC (the “Plan”). USEC Inc. completed the final steps necessary to emerge from its Chapter 11 bankruptcy on September 30, 2014. The reorganized company is called Centrus Energy Corp. and trades on the NYSE under the symbol LEU. Under the Plan, B&W received 7.98% of the Centrus Energy Corp. common stock and approximately $20.2 million in principal amount of 8.0% PIK Toggle Notes due 2019/2024 in exchange for its investment in USEC Series B-1 12.75% Convertible Preferred Stock and Warrants. We recorded a gain in other income of $18.6 million for the fair value of the Centrus Energy Corp. common stock and notes, which were trading at a discount to par value, at September 30, 2014.

Derivatives

Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At September 30, 2014 and December 31, 2013, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars, with a total fair value of $(2.3) million and $0.6 million, respectively.

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

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at September 30, 2014 and December 31, 2013.

Guarantee. In the third quarter of 2014, B&W issued a letter of credit with a four year term totaling approximately $10 million in support of a bank loan borrowed by Thermax Babcock & Wilcox Energy Solutions Private Limited (“TBWES”). TBWES is an unconsolidated affiliate and the letter of credit can be drawn if TBWES defaults on the loan. The fair value of the guarantee is not material.

NOTE 8 – STOCK-BASED COMPENSATION

Total stock-based compensation expense for all of our plans recognized for the three and nine months ended September 30, 2014 totaled $4.3 million and $12.1 million, respectively, with associated tax benefit recognized for the three and nine months ended September 30, 2014 totaling $1.6 million and $4.6 million, respectively.

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

NOTE 9 – SEGMENT REPORTING

As described in Note 1, our operations are assessed based on five reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
REVENUES:
Power Generation	$402,016	$426,960	$1,041,473	$1,359,614
Nuclear Operations	297,489	282,120	877,141	874,245
Technical Services	20,236	25,242	70,706	77,903
Nuclear Energy	21,529	52,470	114,236	179,171
mPower	—	343	278	980
Adjustments and Eliminations(1)	(3,368)	(12,301)	(17,909)	(25,520)

	$737,902	$774,834	$2,085,925	$2,466,393

(1) Segment revenues are net of the following intersegment transfers and other adjustments:

Power Generation Transfers	$1,193	$9,027	$5,413	$11,327
Nuclear Operations Transfers	1,911	1,485	6,878	4,301
Technical Services Transfers	2	1,120	55	2,669
Nuclear Energy Transfers	262	669	5,563	7,223
mPower Transfers	—	—	—	—

	$3,368	$12,301	$17,909	$25,520

OPERATING INCOME:
Power Generation	$35,260	$38,348	$61,017	$102,213
Nuclear Operations	61,893	63,819	180,103	184,280
Technical Services	4,951	18,398	34,818	47,812
Nuclear Energy	(6,698)	21	(4,627)	10,201
mPower	(5,140)	(25,576)	(63,782)	(53,627)

	$90,266	$95,010	$207,529	$290,879

Unallocated Corporate(1)	(5,352)	(8,040)	(13,729)	(24,335)
Special Charges for Restructuring Activities	(8,675)	(4,849)	(28,803)	(25,504)
Mark to Market Adjustment	(11,079)	—	(11,079)	—

Total Operating Income(2)	$65,160	$82,121	$153,918	$241,040

Other Income (Expense):
Interest income	267	480	876	1,135
Interest expense	(2,978)	(631)	(4,798)	(2,238)
Other – net	18,625	(533)	20,527	1,878

Total Other Income (Expense)	15,914	(684)	16,605	775

Income before Provision for Income Taxes	$81,074	$81,437	$170,523	$241,815

(1) Unallocated corporate includes general corporate overhead not allocated to segments.
(2) Included in operating income is the following:

(Gains) Losses on Asset Disposals and Impairments – Net:
Power Generation	$19	$1,255	$1,476	$1,170
Nuclear Operations	—	—	—	163
Technical Services	—	—	—	—
Nuclear Energy	(619)	3	(619)	12
mPower	—	—	—	—
Corporate	(5)	—	(5)	—

	$(605)	$1,258	$852	$1,345

Equity in Income of Investees:
Power Generation	$2,859	$3,287	$5,659	$10,596
Nuclear Operations	—	—	—	—
Technical Services	4,419	15,063	30,069	41,595
Nuclear Energy	30	(199)	32	(478)
mPower	—	—	—	—

	$7,308	$18,151	$35,760	$51,713

NOTE 10 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share amounts)
Basic:

Net income attributable to The Babcock & Wilcox Company	$61,214	$60,446	$132,695	$180,490

Weighted average common shares	107,105,986	110,931,376	109,103,879	112,309,170

Basic earnings per common share	$0.57	$0.54	$1.22	$1.61

Diluted:

Net income attributable to The Babcock & Wilcox Company	$61,214	$60,446	$132,695	$180,490

Weighted average common shares (basic)	107,105,986	110,931,376	109,103,879	112,309,170
Effect of dilutive securities:
Stock options, restricted stock and performance shares(1)	338,298	818,005	378,439	740,530

Adjusted weighted average common shares	107,444,284	111,749,381	109,482,318	113,049,700

Diluted earnings per common share	$0.57	$0.54	$1.21	$1.60

(1)	At September 30, 2014 and 2013, we have excluded from our diluted share calculation 1,342,544 and 525,716 shares, respectively, related to stock options, as their effect would have been antidilutive.

NOTE 11 – SUBSEQUENT EVENT

On October 1, 2014, B&W announced that its Board of Directors was evaluating the separation of B&W’s Power Generation business and its Government & Nuclear Operations business into two publicly traded companies. On November 5, 2014, B&W announced that its Board of Directors had approved a plan to pursue a separation of B&W’s Power Generation business and its Government & Nuclear Operations business through a spinoff, creating a new independent, publicly traded power generation company. The transaction is expected to be tax-free to shareholders and should be completed by mid-summer of 2015, subject to various conditions, including the effectiveness of the SEC filings, regulatory review by the Nuclear Regulatory Commission and final approval by B&W’s Board of Directors.

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	our business strategy;

•	future levels of revenues (including our backlog and projected claims to the extent either may be viewed as an indicator of future revenues), operating margins, income from operations, net income or earnings per share;

•	anticipated levels of demand for our products and services;

•	future levels of research and development, capital, environmental or maintenance expenditures;

•	our beliefs regarding the timing and effects on our businesses of certain environmental and tax legislation, rules or regulations;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets and businesses;

•	our share repurchase program or other return of capital activities;

•	our ability to maintain appropriate insurance and indemnities;

•	the potential effects of judicial or other proceedings, including tax audits, on our business or businesses, financial condition, results of operations and cash flows;

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation;

•	the effective date and expected impact of accounting pronouncements;

•	our plans regarding the design, research and development, financing and deployment of the B&W mPowerTM reactor and related DOE funding program; and

•	anticipated benefits, timing of charges and changes associated with cost reduction and margin improvement activities.

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

Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•	decisions on spending and trends by power-generating companies and by the U.S. Government, including continuing appropriations by Congress and the automatic budget cuts (or sequestration) established by the Budget Control Act of 2011;

•	the highly competitive nature of our businesses;

•	general economic and business conditions, including changes in interest rates and currency exchange rates;

•	general developments in the industries in which we are involved;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings;

•	our ability to perform projects on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers;

•	changes in our effective tax rate and tax positions;

•	our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data;

•	our ability to protect our intellectual property and renew licenses to use intellectual property of third parties;

•	changes in estimates used in the percentage-of-completion method of accounting;

•	our ability to obtain and maintain surety bonds, letters of credit and similar financing;

•	the operating risks normally incident to our lines of business, including the potential impact of project losses, liquidated damages and professional liability, product liability, warranty and other claims against us;

•	our ability to manage our capital structure, including our access to capital, credit ratings, debt and ability to raise additional financing;

•	our ability to comply with covenants in our credit agreements and other debt instruments and the availability, terms and deployment of capital;

•	volatility and uncertainty of the credit markets;

•	our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products;

•	risks associated with our restructuring of the mPower program, including the risk that we do not receive or experience delays in receiving funding from the Department of Energy (“DOE”) and the risk of exposure to claims of contractual and other liability from our current partner, customer or others;

•	the risks associated with integrating businesses we acquire;

•	our ability to obtain and maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our captive insurance subsidiary;

•	the effects of asserted and unasserted claims;

•	results of tax audits, including a determination by the Internal Revenue Service that our spin-off from McDermott International, Inc. or certain other transactions should be treated as a taxable transaction, and the realization of deferred tax assets;

•	changes in, and liabilities relating to, existing or future environmental matters and regulations, including with respect to our operations that involve the handling, transportation and disposal of radioactive or hazardous materials;

•	changes in, or our failure or inability to comply with, laws and governmental regulations;

•	difficulties we may encounter in obtaining regulatory or other necessary permits or approvals;

•	adverse outcomes from legal and regulatory proceedings;

•	our limited ability to influence and direct the operations of our joint ventures;

•	potential violations of the Foreign Corrupt Practices Act;

•	our ability to successfully compete with current and future competitors;

•	the loss of key personnel and the continued availability of qualified personnel;

•	our inability to realize expected benefits from our Global Competitiveness Initiative and other cost reduction initiatives;

•	our ability to negotiate and maintain good relationships with labor unions;

•	changes in pension and medical expenses associated with our retirement benefit programs;

•	potentially inadequate systems of internal controls over financial reporting;

•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;

•	social, political and economic situations in foreign countries where we do business;

•	the possibilities of natural disasters, war, other armed conflicts or terrorist attacks; and

•	our ability to complete the spin-off within the expected time frame or at all, and without significant disruption to our business.

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

On June 13, 2014, a uranium conversion company filed suit against the Secretary of Energy seeking, among other things, to enjoin the DOE from transferring portions of its excess uranium stockpile to support non-proliferation and other national security initiatives, as well as fund environmental clean-up work and other initiatives. On July 29, 2014, a motion for preliminary injunction was denied. However, the suit may still be successful in preventing the DOE’s transfer of excess uranium, which could adversely impact results in our Nuclear

Operations and Technical Services segments. These activities contributed approximately $11 million and $6 million of operating income to our Nuclear Operations and Technical Services segments, respectively, during fiscal year 2013.

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

mPower Segment

This segment is developing the B&W mPowerTM reactor and the associated mPower Plant through its majority-owned joint venture, Generation mPower LLC. Its activity is a function of research and development efforts for the B&W mPowerTM reactor and the potential orders to be generated from various mPower Plant deployment initiatives. As part of this initiative, we were selected to receive funding and have signed a Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (“Funding Program”), which is expected to provide financial assistance initially totaling at least $150 million for small modular reactor (“SMR”) design engineering and licensing activities supporting the planned first mPower Plant.

The Funding Program is a cost-sharing award, which requires us to use the DOE funds to cover first-of-a-kind engineering costs associated with SMR design certification and licensing efforts. The DOE will provide cost reimbursement for up to 50% of qualified expenditures incurred from April 1, 2013 to March 31, 2018, subject to funding authorizations. The DOE has authorized $112.9 million of funding to B&W for this award program, with $4.2 million of authorized funds remaining. In the nine months ended September 30, 2014 and 2013, we recognized $25.4 million and $54.2 million, respectively, associated with the funding award.

On April 14, 2014, we announced our plans to restructure the mPower program to focus on technology development. Beginning in the third quarter of 2014, we slowed the pace of development and intend to invest no more than $15 million on an annual basis, net of amounts reimbursed from the Funding Program. As a result of our plans to restructure the mPower program, our operating income was negatively impacted by $21.5 million for the nine months ended September 30, 2014, consisting of $8.2 million of special charges for restructuring activities as further discussed below and $13.3 million of unrecognized cost-share due to limited additional authorized funding by the DOE under the Funding Program. We intend to work with the DOE to amend the Funding Program to include, among other things, mutually agreeable program milestones for continued funding and a revised commercial operating date beyond 2022. If a mutually agreeable plan is not identified, future amounts may not be made available to us under the Funding Program.

Power Generation Spin-off

On October 1, 2014, B&W announced that its Board of Directors was evaluating the separation of B&W’s Power Generation business and its Government & Nuclear Operations business into two publicly traded companies. On November 5, 2014, B&W announced that its Board of Directors had approved a plan to pursue a separation of B&W’s Power Generation business and its Government & Nuclear Operations business through a spinoff, creating a new independent, publicly traded power generation company. The transaction is expected to be tax-free to shareholders and should be completed by mid-summer of 2015, subject to various conditions, including the effectiveness of the SEC filings, regulatory review by the Nuclear Regulatory Commission and final approval by B&W’s Board of Directors.

Global Competitiveness Initiative and Other Restructuring Activities

We launched the Global Competitiveness Initiative (“GCI”) in the third quarter of 2012 to enhance competitiveness, better position B&W for growth, and improve profitability. We have identified a wide range of cost reduction activities including operational and functional efficiency improvements, organizational design changes and manufacturing optimization. Once fully executed, these actions are expected to produce at least $75 million in annual savings. The majority of the annual savings are expected to result from efficiency improvements that were completed in 2013. The balance of the cost savings relates to manufacturing initiatives that are expected to be completed by mid-2015. In order to achieve these savings, we expect to incur total restructuring charges (cash and non-cash) of approximately $60 million. We incurred $3.3 million and $25.5 million of costs associated with GCI for the nine months ended September 30, 2014 and 2013, respectively.

We continue to focus on structural changes in our operating model to drive significant margin improvement. We are targeting initiatives that we expect, in conjunction with our GCI initiatives, to drive margin improvement in our Power Generation segment by 200 to 300 basis points and allow us to achieve a minimum 10% operating margin in our Nuclear Energy segment by the end of 2015. We incurred $16.9 million of costs associated with these initiatives for the nine months ended September 30, 2014. We expect these actions to result in additional restructuring charges.

In addition, in the nine months ended September 30, 2014, we incurred $8.2 million and $0.4 million of costs associated with the restructuring of our mPower program and our Technical Services segment, respectively.

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

We completed our annual review of our indefinite lived intangible assets during the year ended December 31, 2013, which indicated that we had no impairment. The fair value of our indefinite lived intangible assets was substantially in excess of carrying value.

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 10-K. There have been no material changes to our policies during the nine months ended September 30, 2014, except as disclosed above. Additionally, see Note 1 to our unaudited condensed consolidated financial statements included in this report for information on new and recently adopted accounting standards.

Accounting for Contracts

As of September 30, 2014, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the nine months ended September 30, 2014 and 2013, we recognized net changes in estimates related to long-term contracts accounted for on the percentage-of-completion basis, which increased operating income by approximately $42.3 million and $11.9 million, respectively. Included in the nine months ended September 30, 2014 and 2013 were contract losses totaling $11.6 million and $30.2 million, respectively, for additional estimated costs to complete our Power Generation segment’s Berlin Station project. This project has reached substantial completion.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 VS. THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

Selected financial highlights are presented in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	$ Change	2014	2013	$ Change
	(In thousands)
REVENUES:
Power Generation	$402,016	$426,960	$(24,944)	$1,041,473	$1,359,614	$(318,141)
Nuclear Operations	297,489	282,120	15,369	877,141	874,245	2,896
Technical Services	20,236	25,242	(5,006)	70,706	77,903	(7,197)
Nuclear Energy	21,529	52,470	(30,941)	114,236	179,171	(64,935)
mPower	—	343	(343)	278	980	(702)
Adjustments and Eliminations	(3,368)	(12,301)	8,933	(17,909)	(25,520)	7,611

	$737,902	$774,834	$(36,932)	$2,085,925	$2,466,393	$(380,468)

OPERATING INCOME:
Power Generation	$35,260	$38,348	$(3,088)	$61,017	$102,213	$(41,196)
Nuclear Operations	61,893	63,819	(1,926)	180,103	184,280	(4,177)
Technical Services	4,951	18,398	(13,447)	34,818	47,812	(12,994)
Nuclear Energy	(6,698)	21	(6,719)	(4,627)	10,201	(14,828)
mPower	(5,140)	(25,576)	20,436	(63,782)	(53,627)	(10,155)

	$90,266	$95,010	$(4,744)	$207,529	$290,879	$(83,350)

Unallocated Corporate	(5,352)	(8,040)	2,688	(13,729)	(24,335)	10,606
Special Charges for Restructuring Activities	(8,675)	(4,849)	(3,826)	(28,803)	(25,504)	(3,299)
Mark to Market Adjustment	(11,079)	—	(11,079)	(11,079)	—	(11,079)

Total Operating Income	$65,160	$82,121	$(16,961)	$153,918	$241,040	$(87,122)

Consolidated Results of Operations

Three Months Ended September 30, 2014 vs. 2013

Consolidated revenues decreased 4.8%, or $36.9 million, to $737.9 million in the three months ended September 30, 2014 compared to $774.8 million for the corresponding period in 2013 due primarily to decreases in revenues from our Power Generation and Nuclear Energy segments totaling $24.9 million and $30.9 million, respectively. These decreases were partially offset by increased revenues in our Nuclear Operations segment totaling $15.4 million.

Consolidated operating income decreased $17.0 million to $65.2 million in the three months ended September 30, 2014 from $82.1 million for the corresponding period in 2013. Operating income for the three months ended September 30, 2014 and 2013 includes special charges for restructuring activities totaling $8.7 million and $4.8 million, respectively. Excluding special charges for restructuring activities and an $11.1 million mark to market adjustment related to the interim remeasurement of certain Canadian pension plans, operating income decreased $2.1 million for the three months ended September 30, 2014 compared to 2013. Operating income in our Power Generation, Nuclear Operations, Technical Services and Nuclear Energy segments declined $3.1 million, $1.9 million, $13.4 million and $6.7 million, respectively. These decreases were partially offset by increased operating income in our mPower segment totaling $20.4 million and a $2.7 million decline in unallocated corporate expenses for the 2014 period as compared to 2013.

Nine Months Ended September 30, 2014 vs. 2013

Consolidated revenues decreased 15.4%, or $380.5 million, to $2,085.9 million in the nine months ended September 30, 2014 compared to $2,466.4 million for the corresponding period in 2013 due primarily to decreases in revenues from our Power Generation and Nuclear Energy segments totaling $318.1 million and $64.9 million, respectively.

Consolidated operating income decreased $87.1 million to $153.9 million in the nine months ended September 30, 2014 from $241.0 million for the corresponding period in 2013. Operating income for the nine months ended September 30, 2014 and 2013 includes special charges for restructuring activities totaling $28.8 million and $25.5 million, respectively. Excluding special charges for restructuring activities and an $11.1 million mark to market adjustment related to the interim remeasurement of certain Canadian pension plans, operating income decreased $72.7 million for the nine months ended September 30, 2014 compared to 2013. Operating income in our Power Generation, Nuclear Operations, Technical Services, Nuclear Energy and mPower segments declined $41.2 million, $4.2 million, $13.0 million, $14.8 million and $10.2 million, respectively. These decreases were partially offset by a $10.6 million decline in unallocated corporate expenses for the 2014 period as compared to 2013.

Power Generation

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	$ Change	2014	2013	$ Change
Revenues	$402,016	$426,960	$(24,944)	$1,041,473	$1,359,614	$(318,141)
Operating Income	35,260	38,348	(3,088)	61,017	102,213	(41,196)
% of Revenues	8.8%	9.0%		5.9%	7.5%

Three Months Ended September 30, 2014 vs. 2013

Revenues decreased 5.8%, or $24.9 million, to $402.0 million in the three months ended September 30, 2014, compared to $427.0 million in 2013. The decrease was primarily attributable to a $45.2 million decline in our new build steam generation systems business revenues, principally driven by the timing and level of activities on utility boiler and renewable energy projects. In addition, our new build environmental equipment business revenues decreased $22.8 million due to lower levels of engineering, procurement and construction activities as projects related to the previously enacted environmental rules and regulations near completion and uncertainties continue regarding the ultimate outcome of environmental regulations. Revenues from our aftermarket services business experienced a modest decrease of $9.9 million due to fewer service projects. The MEGTEC acquisition, which was completed on June 20, 2014 contributed $48.9 million of revenues for the three months ended September 30, 2014.

Operating income decreased $3.1 million to $35.3 million in the three months ended September 30, 2014 compared to $38.3 million in 2013, primarily due to the lower revenues discussed above. The MEGTEC acquisition contributed $2.7 million of operating income for the three months ended September 30, 2014, which includes $3.4 million of expense related to amortization of intangible assets. The decrease in income was partially offset by a $2.0 million reduction in selling, general and administrative expenses associated with cost savings initiatives.

Nine Months Ended September 30, 2014 vs. 2013

Revenues decreased 23.4%, or $318.1 million, to $1,041.5 million in the nine months ended September 30, 2014, compared to $1,359.6 million in 2013. The decrease was primarily attributable to a $179.1 million decline in revenues from our new build environmental equipment business revenues, principally driven by lower levels of engineering, procurement and construction activities as projects related to the previously enacted environmental rules and regulations near completion and uncertainties continue regarding the ultimate outcome of environmental regulations. We also experienced a $98.7 million decrease in revenues from our new build steam generation systems business due to a lower level of activity on our Berlin Station project and other renewable energy projects. In addition, we experienced a decrease in revenues of $100.5 million in our aftermarket services business related to fewer service projects, primarily due to a large boiler retrofit and construction project that was completed last year. The MEGTEC acquisition, which was completed on June 20, 2014, contributed $52.5 million of revenues for the nine months ended September 30, 2014.

Operating income decreased $41.2 million to $61.0 million in the nine months ended September 30, 2014 compared to $102.2 million in 2013, primarily due to the lower revenues discussed above being partially offset by a lower loss provision recorded on the Berlin Station project as compared to the prior period. The MEGTEC acquisition contributed $3.3 million of operating income for the nine months ended September 30, 2014, which includes $3.4 million of expense related to amortization of intangible assets. In addition, equity income from our joint ventures decreased by $4.9 million primarily due to market pressures in China and start up activities in India. These decreases were partially offset by an $8.0 million reduction in selling, general and administrative expenses associated with cost savings initiatives and a $3.3 million reduction in research and development expenditures.

Nuclear Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	$ Change	2014	2013	$ Change
Revenues	$297,489	$282,120	$15,369	$877,141	$874,245	$2,896
Operating Income	61,893	63,819	(1,926)	180,103	184,280	(4,177)
% of Revenues	20.8%	22.6%		20.5%	21.1%

Three Months Ended September 30, 2014 vs. 2013

Revenues increased by 5.4%, or $15.4 million, to $297.5 million in the three months ended September 30, 2014 compared to $282.1 million in the corresponding period of 2013, primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs totaling $26.2 million. The increase was partially offset by lower revenue in our naval nuclear fuel and downblending business totaling $10.8 million attributable to lower decommissioning and downblending activities.

Operating income decreased $1.9 million to $61.9 million in the three months ended September 30, 2014 compared to $63.8 million in the corresponding period of 2013, primarily due to lower margins associated with the manufacturing of nuclear components for U.S. Government programs.

Nine Months Ended September 30, 2014 vs. 2013

Revenues increased by 0.3%, or $2.9 million, to $877.1 million in the nine months ended September 30, 2014 compared to $874.2 million in the corresponding period of 2013, primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs totaling $13.3 million. The revenue increase related to the manufacturing of nuclear components was due to higher volume, partially offset by lower revenue related to the timing of satisfaction of obligations under materials purchase contracts as compared to the prior year period. The overall segment increase was partially offset by lower revenue in our naval nuclear fuel and downblending business totaling $10.4 million attributable to lower decommissioning and downblending activities.

Operating income decreased $4.2 million to $180.1 million in the nine months ended September 30, 2014 compared to $184.3 million in the corresponding period of 2013, primarily due to lower margins associated with the manufacturing of nuclear components for U.S. Government programs.

Technical Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	$ Change	2014	2013	$ Change
Revenues	$20,236	$25,242	$(5,006)	$70,706	$77,903	$(7,197)
Operating Income	4,951	18,398	(13,447)	34,818	47,812	(12,994)

Three Months Ended September 30, 2014 vs. 2013

Revenues decreased 19.8%, or $5.0 million, to $20.2 million in the three months ended September 30, 2014 compared to $25.2 million for the corresponding period of 2013, primarily attributable to a decrease in specialty manufacturing associated with the termination of our work scope for the American Centrifuge Program.

Operating income decreased $13.4 million to $5.0 million in the nine months ended September 30, 2014 compared to $18.4 million in the corresponding period of 2013. This decrease is primarily attributable to the loss of the Pantex and Y-12 contracts effective June 30, 2014. In addition, income associated with specialty manufacturing associated with the American Centrifuge Program decreased $1.2 million.

Nine Months Ended September 30, 2014 vs. 2013

Revenues decreased 9.2%, or $7.2 million, to $70.7 million in the nine months ended September 30, 2014 compared to $77.9 million for the corresponding period of 2013, primarily attributable to a decrease in specialty manufacturing associated with the termination of our work scope for the American Centrifuge Program.

Operating income decreased $13.0 million to $34.8 million in the nine months ended September 30, 2014 compared to $47.8 million in the corresponding period of 2013. This decrease is primarily attributable to the loss of the Pantex and Y-12 contracts effective June 30, 2014. In addition, income from specialty manufacturing associated with the American Centrifuge Program decreased $2.7 million and selling, general and administrative expenses were $2.8 million higher compared to the corresponding period of 2013 primarily due to timing of new proposals.

Nuclear Energy

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	$ Change	2014	2013	$ Change
Revenues	$21,529	$52,470	$(30,941)	$114,236	$179,171	$(64,935)
Operating Income	(6,698)	21	(6,719)	(4,627)	10,201	(14,828)
% of Revenues	(31.1)%	—		(4.1)%	5.7%

Three Months Ended September 30, 2014 vs. 2013

Revenues decreased 59.0%, or $30.9 million, to $21.5 million in the three months ended September 30, 2014 compared to $52.5 million in the corresponding period of 2013. This decrease was primarily attributable to the exit of our nuclear projects business, which had $19.7 million of revenues in the prior year period. The remainder of the decrease is primarily attributable to the completion of two replacement steam generator contracts that were ongoing in the prior year period.

Operating income decreased $6.7 million to a loss of $6.7 million in the three months ended September 30, 2014 compared to $0.0 million in the corresponding period of 2013, primarily attributable to the decrease in nuclear equipment revenues noted above related to the completion of the two replacement steam generator contracts. In addition, during the three months ended September 30, 2013, we recognized $4.0 million of warranty improvements associated with favorable warranty experience.

Nine Months Ended September 30, 2014 vs. 2013

Revenues decreased 36.2%, or $64.9 million, to $114.2 million in the nine months ended September 30, 2014 compared to $179.2 million in the corresponding period of 2013. This decrease is largely attributable to a decrease in revenues from our nuclear equipment business due to the completion of two replacement steam generator contracts that were ongoing in the prior year period. In addition, we also experienced a $22.0 million decrease in our nuclear services business due to the completion of certain maintenance and service projects that were ongoing in the prior period. The exit of our nuclear projects business also contributed to a $20.8 million decrease in revenues compared to 2013.

Operating income decreased $14.8 million to a loss of $4.6 million in the nine months ended September 30, 2014 compared to income of $10.2 million in the corresponding period of 2013, primarily attributable to the decrease in revenues noted above. This decrease was partially offset by $4.1 million of reduced selling, general and administrative expenses associated with cost savings from GCI initiatives. In addition, during the nine months ended September 30, 2013, we recognized $6.1 million of warranty improvements associated with favorable warranty experience.

mPower

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	$ Change	2014	2013	$ Change
Revenues	$—	$343	$(343)	$278	$980	$(702)
Operating Income	(5,140)	(25,576)	20,436	(63,782)	(53,627)	(10,155)

Three Months Ended September 30, 2014 vs. 2013

Operating income increased $20.4 million to a loss of $5.1 million in the three months ended September 30, 2014 compared to a loss of $25.6 million in the corresponding period of 2013, due to the slowing of the pace of development related to our previously announced plans to restructure the mPower program. Research and development activities related to the development of the B&W mPower™ reactor decreased by $25.9 million with a related decrease in the recognition of the cost-sharing award from the DOE under the Cooperative Agreement totaling $10.9 million. Selling, general and administrative expenses also decreased by $5.3 million.

Nine Months Ended September 30, 2014 vs. 2013

Operating income decreased $10.2 million to a loss of $63.8 million in the nine months ended September 30, 2014 compared to a loss of $53.6 million in the corresponding period of 2013, primarily due to a decrease in the recognition of the cost-sharing award from the DOE under the Cooperative Agreement totaling $28.8 million. The nine months ended September 30, 2013 included the recognition of $9.7 million related to cost reimbursement for the 2012 pre-award period. Research and development activities related to the development of the B&W mPower™ reactor and selling, general and administrative expenses decreased by $13.6 million and $4.8 million, respectively, due to the slowing of the pace of development related to our announced plans to restructure the mPower program.

Unallocated Corporate

Unallocated corporate expenses decreased $2.7 million to $5.4 million for the three months ended September 30, 2014, as compared to $8.0 million for the corresponding period in 2013. Additionally, unallocated corporate expenses decreased $10.6 million to $13.7 million for the nine months ended September 30, 2014, as compared to $24.3 million for the corresponding period in 2013. The decline in both the three and nine month periods is mainly related to the timing of healthcare cost allocations and favorable healthcare cost trends.

Special Charges for Restructuring Activities

Operating income for the three months ended September 30, 2014 includes special charges for restructuring activities totaling $0.9 million of GCI charges related to facility consolidation; $0.3 million in consulting and administrative costs related to the restructuring of our mPower program; and $7.5 million in employee termination benefits, facility consolidation and consulting and administrative costs related to margin improvement initiatives in our Power Generation and Nuclear Energy segments. During the three months ended September 30, 2013, we recorded GCI charges of $4.8 million related to employee termination benefits, facility consolidation and consulting and administrative costs.

Operating income for the nine months ended September 30, 2014 includes special charges for restructuring activities totaling $3.3 million of GCI charges related to facility consolidation and employee termination benefits; $8.2 million in employee termination benefits, facility consolidation and consulting and administrative costs related to the restructuring of our mPower program; $16.9 million in employee termination benefits, facility consolidation and consulting and administrative costs related to margin improvement initiatives in our Power Generation and Nuclear Energy segments; and $0.4 million in employee termination benefits for the restructuring of our Technical Services segment. During the nine months ended September 30, 2013, we recorded GCI charges of $25.5 million related to employee termination benefits, facility consolidation and consulting and administrative costs.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	$ Change	2014	2013	$ Change
Income from Continuing Operations before Provision for Income Taxes	$81,074	$81,437	$(363)	$170,523	$241,815	$(71,292)
Income Tax Provision	20,671	24,416	(3,745)	45,474	70,217	(24,743)
Effective Tax Rate	25.5%	30.0%		26.7%	29.0%

Our effective tax rate for the three months ended September 30, 2014 was approximately 25.5% as compared to 30.0% for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 was lower than our statutory rate and the effective tax rate for the three months ended September 30, 2013, primarily due to the impact of an $18.6 million gain from the exchange of our USEC investment for which the related tax provision was offset against the reversal of a previously established valuation allowance related to the prior impairments of the USEC investment.

Our effective tax rate for the nine months ended September 30, 2014 was approximately 26.7% as compared to 29.0% for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September

30, 2014 was lower than our statutory rate primarily due to the receipt of a favorable ruling from the Internal Revenue Service that allows us to amend prior year U.S. income tax returns to exclude distributions of certain of our foreign joint ventures from domestic taxable income. In addition, the effective tax rate for the nine months ended September 30, 2014 was lower due to the $18.6 million gain from the exchange of our USEC investment for which the related tax provision was offset by the reversal of a previously established valuation allowance related to the prior impairments of the USEC investment. Our effective tax rate for the nine months ended September 30, 2013 reflected the impact of certain tax benefits related to the retroactive provisions of the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013. These 2013 tax benefits relate primarily to research and development tax credits.

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

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In millions)
Power Generation	$2,133	$2,072
Nuclear Operations	2,376	2,369
Technical Services	4	5
Nuclear Energy	273	142
mPower	—	2

Total Backlog	$4,786	$4,590

Of the September 30, 2014 backlog, we expect to recognize revenues as follows:

	2014	2015	Thereafter	Total
	(Unaudited)
	(In approximate millions)
Power Generation	$351	$777	$1,005	$2,133
Nuclear Operations	277	880	1,219	2,376
Technical Services	4	—	—	4
Nuclear Energy	35	59	179	273
mPower	—	—	—	—

Total Backlog	$667	$1,716	$2,403	$4,786

At September 30, 2014, Power Generation backlog with the U.S. Government was $32.3 million, all of which was funded.

At September 30, 2014, Nuclear Operations backlog with the U.S. Government was $2.2 billion, of which $219.1 million had not yet been funded.

At September 30, 2014, Technical Services backlog with the U.S. Government was $4.4 million, all of which was funded.

At September 30, 2014, Nuclear Energy and mPower had no backlog with the U.S. Government.

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

The New Credit Agreement contains financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt and mergers. At September 30, 2014, we were in compliance with all of the covenants set forth in the New Credit Agreement.

Loans outstanding under the New Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 2.00% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month Eurocurrency rate plus 1.00%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 1.00% per year. The applicable margin for loans varies depending on the credit ratings of the New Credit Agreement. Under the New Credit Agreement, we are charged a commitment fee on the unused portions of the New Credit Agreement, and that fee varies between 0.200% and 0.350% per year depending on the credit ratings of the New Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.250% and 2.000% per year with respect to the amount of each financial letter of credit issued under the New Credit Agreement and a letter of credit fee of between 0.725% and 1.125% per year with respect to the amount of each performance letter of credit issued under the New Credit Agreement, in each case depending on the credit ratings of the New Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the New Credit Agreement. In connection with entering into the New Credit Agreement, we paid upfront fees to the lenders thereunder, and arrangement and other fees to the arrangers and agents of the New Credit Agreement. At September 30, 2014, borrowings outstanding totaled $150.0 million and $154.4 million under our term loan and revolving line of credit, respectively, and letters of credit issued under the New Credit Agreement totaled $170.2 million, resulting in $825.4 million available for borrowings or to meet letter of credit requirements.

Based on the current credit ratings of the New Credit Agreement, the applicable margin for Eurocurrency rate loans is 1.375%, the applicable margin for base rate loans is 0.375%, the letter of credit fee for financial letters of credit is 1.375%, the letter of credit fee for performance letters of credit is 0.80%, and the commitment fee for unused portions of the New Credit Agreement is 0.225%. The New Credit Agreement does not have a floor for the base rate or the Eurocurrency rate.

The New Credit Agreement generally includes customary events of default for a secured credit facility. If any default occurs under the New Credit Agreement, or if we are unable to make any of the representations and warranties in the New Credit Agreement, we will be unable to borrow funds or have letters of credit issued under the New Credit Agreement.

Other Arrangements

Certain subsidiaries within our Power Generation segment have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees as of September 30, 2014 was $117.8 million.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety’s discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2014, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $400.8 million.

Long-term Benefit Obligations

Our unfunded pension and postretirement benefit obligations totaled $399.8 million at September 30, 2014. These long-term liabilities are expected to require use of Company resources to satisfy our future funding obligations. For the nine months ended September 30, 2014, we made contributions to our pension and postretirement benefit plans totaling $63.2 million. We expect to make contributions to these plans totaling $4.3 million for the remainder of 2014.

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $143.7 million to $266.3 million at September 30, 2014 from $410.0 million at December 31, 2013 primarily due to the items discussed below.

Our working capital increased by approximately $150.5 million to $660.7 million at September 30, 2014 from $510.2 million at December 31, 2013, attributable primarily to an increase in net contracts in progress and advance billings on contracts due primarily to lower net advance billings associated with the decline in contract activity in our Power Generation segment. We also experienced increased working capital associated with accounts payable movement caused by the adverse timing of payments of contract costs in relation to the collection of billings on certain contracts. In addition, a larger portion of our pension liability is reported as a long-term obligation this period.

Our net cash used in operations was $85.2 million in the nine months ended September 30, 2014, compared to cash used in operations of $6.0 million for the nine months ended September 30, 2013. This increase in cash used was primarily attributable to a reduction in accounts payable as discussed above.

Our net cash used in investing activities increased by $183.1 million to $175.2 million in the nine months ended September 30, 2014 from cash provided by investing activities of $7.9 million in the nine months ended September 30, 2013. This increase in net cash used in investing activities was primarily attributable to the acquisition of MEGTEC.

Our net cash provided by financing activities was $119.1 million in the nine months ended September 30, 2014, compared to cash used in financing activities of $163.3 million for the nine months ended September 30, 2013. This increase in net cash provided by financing activities was primarily attributable to an increase in borrowings on our credit facility, primarily to fund the acquisition of MEGTEC, common share repurchase activity and working capital needs.

At September 30, 2014, we had restricted cash and cash equivalents totaling $45.8 million, $5.6 million of which was held in restricted foreign accounts, $2.6 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets) and $37.6 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments).

At September 30, 2014, we had investments with a fair value of $23.5 million. Our investment portfolio consists primarily of investments in corporate bonds, equities and highly liquid money market instruments. Our investments are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income.

Foreign Operations

Approximately $174.6 million, or 88.7%, of our total unrestricted cash and cash equivalents at September 30, 2014 is related to foreign operations. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the U.S., which would expose us to certain taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. as the liquidity generated by our U.S. operations is sufficient to meet the cash requirements of our U.S. operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2013 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The proposed spin-off of our power generation business is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management and may not achieve the intended results, and difficulties in connection with the spin-off could have an adverse effect on us.

We plan to pursue a spin-off of our power generation business through a distribution to our stockholders of all of the shares of common stock of a subsidiary that would hold, directly or indirectly, the assets and liabilities of our power generation businesses. The spin-off will be contingent upon various conditions, including the approval of our Board of Directors, review by the Nuclear Regulatory Commission, the effectiveness of a Form 10 registration statement filed with the Securities and Exchange Commission and other conditions. For these and other reasons, the spin-off may not be completed. Additionally, execution of the proposed spin-off will likely require significant time and attention of our management, which could distract management from the operation of our business and the execution of our other strategic initiatives. Some of our employees may also be uncertain about their future roles within the separate companies pending the completion of the spin-off. Further, if the spin-off is completed, it may not achieve the intended results. Any such difficulties could have an adverse effect on our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2012, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended September 30, 2014. For the nine months ended September 30, 2014, we repurchased 4.7 million shares at a cost of $149.8 million. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
July 1, 2014 – July 31, 2014	600,800	$32.76	600,800	$377.0
August 1 2014 – August 31, 2014	938,295	$29.45	938,200	$349.4
September 1, 2014 – September 30, 2014	92,579	$29.11	92,200	$346.6

Total	1,631,674	$30.65	1,631,200

(1)	Includes 95 and 379 shares repurchased during August and September, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)	On November 7, 2012, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million in the open market during a two-year period ending on November 5, 2014. On May 7, 2013, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million. On February 26, 2014, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million. The May 2013 and February 2014 authorizations are in addition to the initial $250 million share repurchase amount authorized in November 2012. On December 9, 2013, we completed the repurchase of shares using our initial $250 million authorization. We may repurchase shares in the open market using the additional repurchase amounts authorized in May 2013 and February 2014 during a two-year period that expires February 25, 2016.

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

November 5, 2014

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