Form 10-K
period 2014-12-31
Babcock & Wilcox Co
filed 2015-02-25
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2014) was approximately $3.6 billion.

The number of shares of the registrant’s common stock outstanding at January 31, 2015 was 121,586,254.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

THE BABCOCK & WILCOX COMPANY

INDEX - FORM 10-K

i

ii

Statements we make in this Annual Report on Form 10-K, which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Items 1 and 1A of Part I of this report. In this annual report on Form 10-K, unless the context otherwise indicates, “we,” “us” and “our” mean The Babcock & Wilcox Company (“B&W” or “Company”) and its consolidated subsidiaries.

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

Business Segments

We operate in five business segments: Power Generation, Nuclear Operations, Technical Services, Nuclear Energy and mPower. For financial information regarding each of our segments, financial information regarding geographic areas and additional information regarding the change to our segments, see Note 16 to our consolidated financial statements included in this report. For further details regarding each segment’s facilities, see Item 2, “Properties.” In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues.

Power Generation

Through this segment, we provide advanced fossil and renewable power generation equipment for capital projects with a broad suite of boiler products and environmental systems. In addition, we provide a comprehensive platform of aftermarket services to a large installed base of power generation facilities. On June 20, 2014, we acquired MEGTEC Holdings, Inc. (“MEGTEC”). MEGTEC designs, engineers, manufactures and services air pollution control systems and coating / drying equipment for a variety of industrial applications and complements our environmental products and solutions offerings. As a result of this acquisition, we now provide technology and services in the growing market for industrial environmental systems.

This segment specializes in engineering, manufacturing, procurement, erection of equipment and technology used in the power generation industry and various other industries, as well as the provision of related services, including:

•	heavy-pressure equipment for energy conversion, such as boilers fueled by coal, oil, bitumen, natural gas, and renewables including municipal solid waste and biomass fuels;

•

environmental control systems for both power generation and industrial applications to incinerate, filter, recover and/or purify air, liquid and vapor-phase effluents from a variety of power generation and manufacturing processes;

•

aftermarket support for the global installed base of operating plants with a wide variety of products and technical services including replacement parts, retrofit and upgrade capabilities, field engineering, construction, inspection, operations and maintenance, condition assessment and other technical support; and

•

engineered-to-order services, products and systems for energy conversion worldwide and related auxiliary equipment, such as burners, pulverizers, soot blowers and ash handling systems; design and manufacture of ovens and dryers, specialized coating lines and material handling systems for energy storage, membranes, digital printing and other advanced manufacturing processes.

Our Power Generation segment’s overall activity depends significantly on the capital expenditures and operations and maintenance expenditures of global electric power generating companies, other steam-using industries and industrial facilities with environmental compliance needs. Several factors influence these expenditures, including:

•	prices for electricity, along with the cost of production and distribution including the cost of fuel (coal and natural gas in particular) within the United States or internationally;

•	demand for electricity and other end products of steam-generating facilities, including growth of coal-fired electricity demand in China;

•	requirements for environmental improvements;

•	impact of potential U.S. and international requirements to significantly limit or reduce greenhouse gas emissions in the future;

•	environmental policies which include waste-to-energy or biomass as options to meet legislative requirements and clean energy portfolio standards;

•	level of capacity utilization at operating power plants, and other industrial uses of steam production;

•	requirements for maintenance and upkeep at operating power plants to combat the accumulated effects of usage; and

•	ability of electric power generating companies and other steam users to raise capital.

Customer demand is heavily affected by the variations in our customers’ business cycles and by the overall economies and energy and environmental policies of the countries in which they operate.

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

On June 13, 2014, a uranium conversion company filed suit against the Secretary of Energy seeking, among other things, to enjoin the DOE from transferring portions of its excess uranium stockpile to support non-proliferation and other national security initiatives, as well as fund environmental clean-up work and other initiatives. On July 29, 2014, a motion for preliminary injunction was denied. However, the suit may still be successful in preventing the DOE’s transfer of excess uranium, which could adversely impact results in our Nuclear Operations and Technical Services segments. These activities contributed approximately $16.2 million and $4.6 million of operating income to our Nuclear Operations and Technical Services segments, respectively, during the year ended December 31, 2014.

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

Our Technical Services segment’s overall activity primarily depends on authorized spending levels of the Department of Defense and the DOE, including the NNSA, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management. We manage and operate complex, high-consequence nuclear and national security operations for the DOE and the NNSA, primarily through our joint ventures, as further discussed under the caption “Joint Ventures” below.

On January 8, 2013, we were notified that our joint venture, Nuclear Production Partners, LLC, was not selected to lead the NNSA’s combined Management and Operating contract for the Y-12 National Security Complex and Pantex Plant. Subsequently, we filed multiple protests with the Government Accountability Office in relation to the selection decision. On February 27, 2014, we received notification that our last protest was dismissed. As of June 30, 2014, the transition of these facilities to the NNSA’s new contractor was completed.

Nuclear Energy

Through this segment, we design, license, manufacture and deliver commercial nuclear steam generators, pressure vessels, reactor components, heat exchangers and other auxiliary equipment, including containers for the storage of spent nuclear fuel. In addition, this segment offers a full spectrum of services for steam generators and balance of plant equipment, as well as nondestructive examination and tooling/repair solutions for other plant systems and components. This segment also offers engineering and licensing services for new nuclear plant designs.

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

Our Nuclear Energy segment’s overall activity primarily depends on the demand and competitiveness of nuclear energy. A significant portion of our Nuclear Energy segment’s operations depend on the timing of maintenance outages primarily in the Canadian market and the cyclical nature of capital expenditures and major refurbishments for nuclear utility customers which could cause variability in our financial results.

mPower

This segment is developing the B&W mPowerTM reactor and the associated mPower Plant through its majority-owned joint venture, Generation mPower LLC (“GmP”). Its activity is a function of research and development efforts for the B&W mPower™ reactor and the potential orders to be generated from various mPower Plant deployment initiatives. It also depends on the continued demand for and competitiveness of nuclear energy and identification of additional investors and funding sources. As part of this initiative, we were selected to receive funding and signed a Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (the “Funding Program”). The Funding Program is a cost-sharing award that allowed us to use the DOE funds to cover small modular reactor (“SMR”) licensing and engineering development costs associated with SMR design certification and generic design activities. At December 31, 2014, the DOE had provided $111 million of the $150 million in financial assistance originally awarded to us in the Cooperative Agreement.

On April 14, 2014, we announced our plans to restructure the mPower program to reduce spending and focus on technology development. Beginning in the third quarter of 2014, we slowed the pace of development and intend to invest no more than $15 million on an annual basis while we continue to search for additional investors in the mPower program. We intend to continue working with the DOE to further the program. At this time, the latest extension to the Cooperative Agreement has expired and the DOE funding has been suspended. If a mutually agreeable plan is not identified, future amounts may not be made available to us under the Funding Program.

Spin-off

On November 5, 2014, we announced plans to separate our Power Generation business from our Government & Nuclear Operations business, which includes the Nuclear Operations, Technical Services, Nuclear Energy and mPower segments, through a spin-off, creating a new independent, publicly traded power generation company, Babcock & Wilcox Enterprises, Inc. (“BW”). Concurrent with the spin-off, the Company will change its name to BWX Technologies, Inc. (“BWXT”). We plan to effect the separation through a tax-free spin-off transaction.

Global Competitiveness Initiative and Other Restructuring Activities

We launched the Global Competitiveness Initiative (“GCI”) in the third quarter of 2012 to enhance competitiveness, better position B&W for growth, and improve profitability. We have identified a wide range of cost reduction activities, including operational and functional efficiency improvements, organizational design changes and manufacturing optimization. Once fully executed, these actions are expected to produce at least $75 million in annual savings. The majority of the annual savings are expected to result from efficiency improvements that were completed in 2013 and 2014. The balance of the cost savings relates to manufacturing initiatives that are expected to be completed in 2015. In order to achieve these savings, we expect to incur total restructuring charges (cash and non-cash) of approximately $60 million. We incurred $3.3 million and $39.6 million of costs associated with GCI for the years ended December 31, 2014 and 2013, respectively.

We continue to focus on structural changes in our Power Generation and Nuclear Energy segments’ operating models to drive significant margin improvement. We are targeting initiatives that we expect, in conjunction with our GCI initiatives, to drive margin improvement in our Power Generation segment by 200 to 300 basis points and allow us to achieve a minimum 10% operating margin in our Nuclear Energy segment by the end of 2015. We expect to incur total restructuring charges (cash and non-cash), as well as produce annual savings once these initiatives are fully implemented, in the range of $35 million to $50 million. We incurred $26.8 million of costs associated with these initiatives for the year ended December 31, 2014. We expect these actions to result in additional restructuring charges.

In addition, in the year ended December 31, 2014, we incurred $10.6 million and $0.4 million of costs associated with the restructuring of our mPower program and our Technical Services segment, respectively.

Acquisitions and Dispositions

We are currently exploring growth strategies across our segments through acquisitions to expand and complement our existing businesses. As we pursue these opportunities, we expect they would be funded by cash on hand, external financing (including debt), equity or some combination thereof.

Acquisitions

MEGTEC Holdings, Inc. On June 20, 2014, we completed the acquisition of MEGTEC for $142.8 million, net of cash acquired. MEGTEC designs, engineers, manufactures and services air pollution control systems and coating/drying equipment for a variety of industrial applications and complements our environmental products and solutions offerings.

Ebensburg Power Company. On May 21, 2014, we acquired the remaining outstanding interest in Ebensburg Power Company for a purchase price of $1.3 million. As part of the transaction, we acquired cash of $16.4 million and property, plant and equipment with a fair value of $16.1 million.

Dispositions

Nuclear Projects Business Disposition. In the first quarter of 2014, we announced that we would exit our Nuclear Energy segment’s Nuclear Projects business as it had lower margins and higher financial risks. Run-off operations for remaining projects were completed during the second quarter of 2014.

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

Fixed-price contracts are for a fixed amount to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work. For further specification see “Risk Factors Related to Our Business – We are subject to risks associated with contractual pricing in our industries, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses” as outlined in Item 1A of this report.

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

We generally recognize our contract revenues and related costs on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates regularly as the work progresses and reflect adjustments in profit proportionate to the percentage of completion in the period when we revise those estimates. To the extent that these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material. For parts orders and certain aftermarket services activities, we recognize revenues as goods are delivered and work is performed.

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

Government credit line with some corporate-funded working capital required. However, many new contracts currently in the bidding process and recently awarded have a different structure. While such contracts remain cost-reimbursement contracts, the contractor may be required to supply working capital and be reimbursed by the U.S. Government through regular invoicing. These contracts include a fee primarily based on performance, which is evaluated annually.

Our arrangements with customers frequently require us to provide letters of credit, bid and performance bonds or guarantees to secure bids or performance under contracts, which may involve significant amounts for contract security.

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

Our backlog at December 31, 2014 and 2013 was as follows:

	December 31, 2014		December 31, 2013
	(Dollars in millions)
Power Generation	$2,247	42%	$2,072	45%
Nuclear Operations	2,778	53%	2,369	52%
Technical Services	3	0%	5	0%
Nuclear Energy	264	5%	142	3%
mPower	—	0%	2	0%

Total Backlog	$5,292	100%	$4,590	100%

We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are primarily included in our Power Generation and Technical Services segments. See Note 3 to our consolidated financial statements included in this report for financial information on our equity method investments.

Of the December 31, 2014 backlog, we expect to recognize revenues as follows:

	2015	2016	Thereafter	Total
	(In approximate millions)
Power Generation	$990	$445	$812	$2,247
Nuclear Operations	1,076	701	1,001	2,778
Technical Services	3	—	—	3
Nuclear Energy	87	56	121	264
mPower	—	—	—	—

Total Backlog	$2,156	$1,202	$1,934	$5,292

As of December 31, 2014, Power Generation backlog with the U.S. Government was $20.2 million, all of which was fully funded.

As of December 31, 2014, Nuclear Operations backlog with the U.S. Government was $2,776.8 million, of which $242.6 million had not yet been funded.

As of December 31, 2014, Technical Services backlog with the U.S. Government was $2.6 million, all of which was fully funded.

As of December 31, 2014, Nuclear Energy and mPower had no backlog with the U.S. Government.

During the year ended December 31, 2014, the U.S. Government awarded us new orders of approximately $1,692.9 million, $1,617.3 million of which pertains to our Nuclear Operations segment. Major new awards from the U.S. Government are typically received during the fourth quarter of each year, following congressional approval of the budget for the government’s next fiscal year, which starts October 1. Due to events associated with the government shutdown and delayed budget approvals, approximately $700 million of awards anticipated in the fourth quarter of 2013 were delayed until the first quarter of 2014.

Competition

The competitive environments in which each segment operates are described below.

Power Generation. With more than 145 years of experience, we provide advanced steam generating equipment, emissions control equipment and services. Having supplied worldwide capacity of more than 300,000 MW and some of the world’s largest and most efficient steam generating systems, we have a competitive advantage in our experience and technical capability to reliably convert a wide range of fuels to steam. Our strong, installed base in North America also yields competitive advantages in after-market services, although this segment of the market is highly competitive and price sensitive. Through this segment, we compete with a number of domestic and foreign-based companies specializing in steam generating systems technology, equipment and services, including Alstom S.A., Doosan Babcock, Babcock Power, Inc., Amec Foster Wheeler plc, and Hitachi, Ltd.; a variety of engineering and construction companies with respect to the installation of steam-generating systems; a number of additional companies in the markets for environmental control equipment and related specialized industrial equipment and in the independent power-producing business; and other suppliers of replacement parts, repair and alteration services and other services required to retrofit and maintain existing steam systems. The primary bases of competition for this segment are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.

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

Technical Services. Through this segment, we are engaged in the management and operation of U.S. Government facilities. Many of our government contracts are bid as a joint venture with one or more companies, in which we may have a majority or a minority position. The performance of the prime or lead contractor can impact our reputation and our future competitive position with respect to that particular project and customer. Our primary competitors in the delivery of goods and services to the U.S. Government and the operation of U.S. Government facilities include Bechtel National, Inc., AECOM, CH2M Hill, Inc., Fluor Corporation, Lockheed Martin Corporation, Jacobs Engineering Group, Inc. and Northrop Grumman Corporation. The primary bases of competition for this segment are experience, past performance, availability of key personnel and technical capabilities.

Nuclear Energy. Our Nuclear Energy segment supplies commercial nuclear steam generators and components. B&W has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. This segment is the only heavy nuclear component manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering and maintenance services, including services for plant outages. Through this segment, we compete with a number of companies specializing in nuclear capabilities including AREVA Inc., Chicago Bridge & Iron Company N.V. and Westinghouse Electric Corporation. The primary bases of competition for this segment are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.

mPower. Our mPower segment is designing the modular and scalable B&W mPower™ reactor. The B&W mPower™ reactor has the capacity to provide output of greater than 180 MW and is designed to produce clean, near-zero emission operations. While the activity in this segment is currently a function of research and development activity, we expect mPower to ultimately compete against other nuclear equipment manufacturers, as well as manufacturers of other power generation fuel source technologies.

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

Power Generation

•

Halley & Mellowes Pty. Ltd. Diamond Power International, Inc. (“DPII”), one of our wholly owned subsidiaries, owns an interest in this Australian company, which was formed in 1984. Halley & Mellowes Pty. Ltd. manufactures, services and sells soot blowers, boiler cleaning equipment, valves and material handling equipment, primarily in Australian markets, all of which are complementary to DPII’s product lines.

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

•

BWM Ottumwa Environmental Partners. Through our subsidiary Babcock & Wilcox Construction Co., Inc., we formed BWM Ottumwa Environmental Partners, a joint venture with Burns & McDonnell Engineering Company, Inc., to engineer, procure, and construct environmental control systems for the Ottumwa Generating Station located in Ottumwa, Iowa. This project is nearing completion.

Technical Services

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

•

Waste Isolation Pilot Plant. Nuclear Waste Partnership, LLC is a limited liability company formed by B&W TSG, URS Corporation and Areva Federal Services, LLC as the major subcontractor that manages and operates DOE’s Waste Isolation Pilot Plant in Carlsbad, New Mexico.

Foreign Operations

We have foreign operations in our Power Generation and Nuclear Energy segments. Our Canadian operations serve the North American and global electric utility, industrial power, oil production and global nuclear utility markets. Our operations in Denmark provide comprehensive services to companies in the waste-to-energy and biomass sector of the power generation market, primarily in eastern and western Europe. Our joint venture in China primarily serves the power generation needs of its domestic and other utility markets. Our joint venture in India serves as a low cost manufacturing and engineering facility to support our Power Generation segment, as well as serving the power generation needs of its domestic market. The functional currency of these entities is not the U.S. dollar, and as a result, we are subject to exchange rate fluctuations that impact our financial position, results of operations and cash flows. Our combined Power Generation and Nuclear Energy segment revenues, net of intersegment revenues, and income derived from operations located outside of the United States, as well as the approximate percentages of our total segment revenues and total segment operating income, respectively, for each of the last three years were as follows (dollars in thousands):

	Revenues		Operating Income
	Amount	Percent	Amount	Percent
Year ended December 31, 2014	$498,603	17%	$35,592	11%
Year ended December 31, 2013	$634,347	19%	$98,041	26%
Year ended December 31, 2012	$684,886	21%	$97,389	24%

Our revenues exclude revenues attributable to our joint ventures accounted for under the equity method of accounting, while our operating income includes results from joint ventures accounted for under the equity method.

For additional information on the geographic distribution of our revenues, see Note 16 to our consolidated financial statements included in this report.

Customers

We provide our products and services to a diverse customer base, including utilities and other power producers, businesses in various process industries, such as pulp and paper mills, petrochemical plants, oil refineries and steel mills and the U.S. Government. Our largest customer during the years ended December 31, 2014, 2013 and 2012 was the U.S. Government, which represented 45%, 38% and 34% of our total consolidated revenues, respectively. No individual non-U.S. Government customer accounted for more than 5% of our consolidated revenues in the years ended December 31, 2014, 2013 or 2012.

The U.S. Government is the primary customer of our Nuclear Operations and Technical Services segments. Revenues from U.S. Government contracts comprised 99% of revenues for the years ended December 31, 2014, 2013 and 2012, respectively, in our Nuclear Operations segment. Revenues from the U.S. Government contracts comprised 87%, 77% and 72% of revenues for the years ended December  31, 2014, 2013 and 2012, respectively, in our Technical Services segment.

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

Employees

At December 31, 2014, we employed approximately 11,000 persons worldwide. Approximately 2,700 of our employees were members of labor unions at December 31, 2014. Many of our operations are subject to union contracts, which we customarily renew periodically. We consider our relationships with our employees to be satisfactory.

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

Research and development activities totaled $142.8 million, $200.8 million and $173.9 million in the years ended December 31, 2014, 2013 and 2012, respectively. These activities include amounts paid for by our customers of $41.8 million, $43.2 million and $53.4 million, in the years ended December 2014, 2013 and 2012, respectively and DOE funds provided under the Funding Program of $27.8 million and $78.4 million in the years ended December 31, 2014 and 2013, respectively. Amounts provided under the Funding Program in the year ended December 31, 2013, include $21.5 million of pre-award cost reimbursement, $9.7 million of which related to research and development costs incurred in the year ended December 31, 2012.

During the years ended December 31, 2014, 2013 and 2012, we recognized $5.8 million, $15.8 million and $17.9 million, respectively, of non-cash in-kind research and development costs (included above) related to services contributed by our minority partner to GmP, our majority-owned subsidiary formed in 2011 to oversee the program to develop the small modular nuclear power plant based on B&W mPower™ technology.

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

Our operations in designing, engineering, manufacturing, constructing and servicing nuclear power equipment and components for our commercial nuclear utility customers subject us to various risks, including, without limitation, damage to our customers’ property and third party claims for personal injury, environmental liability, death and property damage. To protect against liability for damage to a customer’s property, we endeavor to obtain waivers of liability and subrogation from the customer and its insurer and are usually named as an additional insured under the utility customer’s nuclear property policy. We also attempt to cap our overall liability in our contracts. To protect against liability from claims brought by third parties, we seek to be insured under the utility customer’s nuclear liability policies and have the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act. The Price-Anderson Act limits the public liability of U.S. manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of a certain amount. This amount is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where we provide environmental remediation services, we seek the same protection from our customers as we do for our other nuclear activities. The Price-Anderson Act, as amended, includes a sunset provision and requires renewal each time that it expires. Contracts that were entered into during a period of time that Price-Anderson was in full force and effect continue to receive the benefit of the Price-Anderson Act’s nuclear indemnity. The Price-Anderson Act is set to expire on December 31, 2025. We also provide nuclear fabrication and other services to the nuclear power industry in Canada. Canada’s Nuclear Liability Act generally conforms to international conventions and is conceptually similar to the Price-Anderson Act in the United States. Accordingly, indemnification protections and the possibility of exclusions under Canada’s Nuclear Liability Act are similar to those under the Price-Anderson Act in the United States.

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

Our Technical Services segment participates in the management and operation of various U.S. Government facilities. This participation is customarily accomplished through the participation in joint ventures with other contractors for any given facility. These activities involve, among other things, handling nuclear devices and their components for the U.S. Government. Insurable liabilities arising from these sites are rarely protected by our or our partners’ corporate insurance programs. Instead, we rely on government contractual agreements, insurance purchased specifically for a site and certain specialized self-insurance programs funded by the U.S. Government. The U.S. Government has historically fulfilled its contractual agreement to reimburse its contractors for covered claims, and we expect it to continue this process during our participation in the administration of these facilities. However, in most of these situations in which the U.S. Government is contractually obligated to pay, the payment obligation is subject to the availability of authorized government funds. The reimbursement obligation of the U.S. Government is also conditional, and provisions of the relevant contract or applicable law may preclude reimbursement.

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

Our compliance with U.S. federal, state and local environmental control and protection regulations resulted in pretax charges of approximately $13.6 million, $13.1 million and $15.3 million in the years ended December 31, 2014, 2013 and 2012 respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $0.3 million, $1.1 million and $3.2 million in the years ended December 31, 2014, 2013 and 2012, respectively. We expect to spend another $3.2 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future but anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial condition as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, we can provide no assurance that we will not incur significant environmental compliance costs in the future.

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

Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites. In 2002, Congress directed the United States Army Corps of Engineers (“Army Corps”) to clean up radioactive waste at the Shallow Land Disposal Area located in Parks Township, Armstrong County, Pennsylvania (the “SLDA”), consistent with the Memorandum of Understanding between the NRC and the Army Corps for Coordination on Cleanup and Decommissioning of the Formerly Utilized Sites Remedial Action Program Sites with NRC-Licensed Facilities, dated July 5, 2001 (the “MOU”). From 1961 to 1970, the SLDA was operated by the Nuclear Materials and Equipment Corporation (“NUMEC”) pursuant to Atomic Energy Commission (“AEC”) License SNM-145. The AEC was the predecessor to the NRC. The SLDA was used for the disposal of waste from NUMEC’s nuclear fuels fabrication facility in Apollo, Pennsylvania. Both radioactive and non-radioactive waste was disposed in a series of trenches at the SLDA. NUMEC, a former subsidiary of Atlantic Richfield Company (“ARCO”) was acquired by B&W in November 1971. After the Army Corps’ contractor commenced cleanup operations, the Army Corps ceased excavation activities because the contractor deviated from accepted field procedures, and the excavated material was found to be complex and beyond the Army Corps’ characterization and management procedures. The MOU was modified in late 2014 to add the DOE and the NNSA as parties to deal with “special nuclear materials.” In December 2014, the Army Corps issued a Proposed Record of Decision Amendment which reflects a revised cost estimate of $350 million, in addition to the $62 million expended through September 2014, to implement the selected remedy. The Army Corps expects to award a new remediation contract in 2015, and cleanup operations are expected to re-commence in 2016. The federal legislation directing the Army Corps to clean up the SLDA also directs the Army Corps to seek to recover response costs from appropriate responsible parties in accordance with CERCLA. In connection with B&W’s acquisition of NUMEC from ARCO in November 1971, ARCO assumed and agreed to indemnify and hold harmless B&W with respect to claims and liabilities arising as a result of transactions or operations of NUMEC prior to the acquisition date. Although this ARCO indemnity would cover claims by the Army Corps to seek recovery from B&W, no assurance can be given that such indemnity will be available or sufficient in the event liability claims are asserted for SLDA cleanup costs against B&W.

We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the U.S. Environmental Protection Agency (the “EPA”) and the NRC.

The NRC’s decommissioning regulations require our Nuclear Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning each of its licensed facilities at the end of its service life. We provided financial assurance aggregating $44.2 million during the year ended December 31, 2014 with existing letters of credit for the ultimate decommissioning of these licensed facilities. These two facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the Erwin, Tennessee facility. These letters of credit are to cover decommissioning required pursuant to work not subject to this DOE obligation.

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

At December 31, 2014 and 2013, we had total environmental accruals, including provisions for the facilities discussed above, of $59.9 million and $58.1 million, respectively. Of our total environmental accruals at December 31, 2014 and 2013, $3.6 million and $4.7 million, respectively, were included in current liabilities. Inherent in the estimates of those accruals and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

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

•	anticipated levels of demand for our products and services;

•	future levels of research and development, capital, environmental or maintenance expenditures;

•	our beliefs regarding the timing and effects on our businesses of certain environmental and tax legislation, rules or regulations;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets and businesses;

•	our share repurchase or other return of capital activities;

•	our ability to maintain appropriate insurance and indemnities;

•	the potential effects of judicial or other proceedings, including tax audits, on our business or businesses, financial condition, results of operations and cash flows;

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation;

•	the effective date and expected impact of accounting pronouncements;

•	the planned spin-off of our Power Generation business;

•	our plans regarding the design, research and development, financing and deployment of the B&W mPower™ reactor and related Funding Program; and

•	anticipated benefits, timing, charges and changes associated with cost reduction and margin improvement activities.

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

•

risks associated with our restructuring of the mPower program, including the risk that we do not receive or experience delays in receiving funding from the DOE and the risk of exposure to claims of contractual and other liability from our current partner, customer or others;

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

•	changes in, or our failure or inability to comply with, laws and governmental regulations;

•	difficulties we may encounter in obtaining regulatory or other necessary permits or approvals;

•	adverse outcomes from legal and regulatory proceedings;

•	our limited ability to influence and direct the operations of our joint ventures;

•	potential violations of the Foreign Corrupt Practices Act;

•	our ability to successfully compete with current and future competitors;

•	the loss of key personnel and the continued availability of qualified personnel;

•	our inability to realize expected benefits from our Global Competitiveness Initiative and other cost reduction initiatives;

•	our ability to negotiate and maintain good relationships with labor unions;

•	changes in pension and medical expenses associated with our retirement benefit programs;

•	potentially insufficient systems of internal controls over financial reporting;

•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;

•	social, political and economic situations in foreign countries where we do business;

•	the possibilities of natural disasters, war, other armed conflicts or terrorist attacks; and

•	our ability to complete the spin-off of our Power Generation business within the expected time frame or at all, and without significant disruption to our business.

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

Risk Factors Related to Our Business

We derive substantial revenues from electric power generating companies and other steam-using industries, with demand for our products and services depending on spending in these historically cyclical industries. Additionally, recent legislative and regulatory developments relating to clean air legislation are impacting plans for spending on coal-fired power plants within the United States.

The demand for power generation products and services depends primarily on the spending of electric power generating companies and other steam-using industries and expenditures by original equipment manufacturers. These expenditures are influenced by such factors as:

•	prices for electricity, along with the cost of production and distribution;

•	prices for natural resources such as coal and natural gas;

•	demand for electricity and other end products of steam-generating facilities;

•	availability of other sources of electricity, paper or other end products;

•	requirements of environmental legislation and regulations, including potential requirements applicable to carbon dioxide emissions;

•	impact of potential regional, state, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;

•	level of capacity utilization at operating power plants and other steam-using facilities;

•	requirements for maintenance and upkeep at operating power plants and other steam-using facilities to combat the accumulated effects of wear and tear;

•	ability of electric generating companies and other steam users to raise capital; and

•	relative prices of fuels used in boilers, compared to prices for fuels used in gas turbines and other alternative forms of generation.

A material decline in spending by electric power generating companies and other steam-using industries over a sustained period of time could materially and adversely affect the demand for our power generation products and services and, therefore, our financial condition, results of operations and cash flows.

U.S. coal-fired power plants have been scrutinized by environmental groups and government regulators over the emissions of potentially harmful pollutants. The recent economic environment and uncertainty concerning new environmental legislation or replacement rules or regulations has caused many of our major customers, principally electric utilities, to delay making substantial expenditures for new plants, as well as upgrades to existing power plants.

We rely on U.S. Government contracts for a large percentage of our revenue, and some of those contracts are subject to continued appropriations by Congress and may be terminated or delayed if future funding is not made available. In addition, the U.S. Government may not renew or may seek to modify or terminate our existing contracts.

For the year ended December 31, 2014, we relied on U.S. Government contracts for approximately 45% of our revenue. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits, which could result in withholding or delaying of payments to us, and termination or modification at the U.S. Government’s convenience. In addition, some of our large, multi-year contracts with the U.S. Government are subject to annual funding determinations and the continuing availability of Congressional appropriations. Although multi-year operations may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal-year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations. In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of products and services. As a result, we are subject to ongoing uncertainties associated with U.S. Government budget restraints and other factors affecting government funding.

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

The Bipartisan Budget Act of 2013 was approved in December 2013. This budget agreement replaces $63 billion in sequester cuts over two years split evenly between defense and non-defense programs. Both defense and non-defense programs received approximately $22.4 billion more in government fiscal year 2014 than would have been allocated under sequestration. The discretionary spending levels for government fiscal years 2014 and 2015 have been set. While this budget agreement provides some near-term relief, sequestration, reduction in government spending in lieu of sequestration or fiscal issues raised by negotiations over the federal debt ceiling remain a long-term concern.

Demand for our products and services is vulnerable to economic downturns, reductions in government spending and industry conditions.

Demand for our products and services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic and industry conditions. These factors include, but are not limited to: the cyclical nature of the power generation industry, inflation, geopolitical issues, the availability and cost of credit, volatile oil and natural gas prices, low business and consumer confidence, high unemployment and energy conservation measures.

Unfavorable economic conditions may lead customers to delay, curtail or cancel proposed or existing projects, which may decrease the overall demand for our products and services and adversely affect our results of operations.

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

We are engaged in highly competitive industries, and we have priced a number of our projects on a fixed-price basis. Our actual costs could exceed our projections. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, however, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, changes in job conditions, variations in labor and equipment productivity and increases in the cost of labor and raw materials, particularly steel, over the term of the contract. These variations and the risks generally inherent in our industries may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on projects. Some of these risks include:

•

difficulties encountered on our large-scale projects related to the procurement of materials or due to schedule disruptions, equipment performance failures, unforeseen site conditions, rejection clauses in customer contracts or other factors that may result in additional costs to us, reductions in revenue, claims or disputes;

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. A change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could result in a higher tax rate on our earnings, which could have a material impact on our earnings and cash flows from operations. In addition, significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain, and we are regularly subject to audit by tax authorities. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate could have a material adverse effect on our profitability and liquidity.

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

In some instances, we have augmented our technology base by licensing the proprietary intellectual property of third parties. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms, which could have a material adverse effect on our operations.

Our use of the percentage-of-completion method of accounting could result in volatility in our results of operations.

We generally recognize revenues and profits under our long-term contracts on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates regularly as the work progresses and reflect adjustments proportionate to the percentage of completion in income in the period when we revise those estimates. To the extent these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material. Our current estimates of our contract costs and the profitability of our long-term projects, although reasonably reliable when made, could change as a result of the uncertainties associated with these types of contracts, and if adjustments to overall contract costs are significant, the reductions or reversals of previously recorded revenue and profits could be material in future periods.

Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully bid on and win various contracts.

In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety’s sole discretion. In addition, we have capacity limits under our credit facility for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2014, we had $273.4 million in letters of credit and bank guarantees and $437.9 million in surety bonds outstanding.

Our credit facility could restrict our operations.

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

We intend to pursue growth through the acquisition of businesses or assets that we believe will enable us to strengthen our existing businesses and expand into adjacent industries and regions. We may be unable to continue this growth strategy if we cannot identify suitable businesses or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, business acquisitions involve certain risks, including:

•	difficulties relating to the assimilation of personnel, services and systems of an acquired business and the assimilation of marketing and other operational capabilities;

•	challenges resulting from unanticipated changes in customer relationships after the acquisition;

•	additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;

•	assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition transaction was negotiated;

•	diversion of management’s attention from day-to-day operations;

•	failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	potentially substantial transaction costs associated with business combinations; and

•	potential impairment of goodwill or other intangible assets resulting from the overpayment for an acquisition.

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

Among our opportunities involving new technologies, we are developing the B&W mPower™ reactor. The costs to develop and commercialize this technology will require a substantial amount of investment over a period of years, and the funding requirements may vary significantly from period to period. Commercialization of this technology will require certification from the NRC. There can be no assurance that we will be successful in addressing all of the technological challenges to developing and commercializing this technology or in obtaining the required NRC certification. Furthermore, while there currently are various small reactor competitors with limited capability, the potential exists for other competitors to emerge with competing technologies, in some cases with funding readily available, and we can provide no assurance that those competitors will not develop and commercialize similar or superior technologies sooner than we can or at a significant cost or price advantage.

On April 12, 2013, Babcock &Wilcox mPower, Inc., a wholly owned subsidiary of B&W, entered into a Cooperative Agreement with the DOE establishing the terms and conditions of a funding award totaling $150 million under the Funding Program. This cost sharing award allowed us to use the DOE funds to cover licensing and engineering development costs associated with the SMR design certification and generic design activities. At December 31, 2014, the DOE had provided $111 million of the $150 million in financial assistance originally awarded to us in the Cooperative Agreement.

On April 14, 2014, we announced our plans to restructure the mPower program to reduce spending and focus on technology development. Beginning in the third quarter of 2014, we slowed the pace of development and intend to invest no more than $15 million on an annual basis while we continue to search for additional investors in the mPower program. We intend to continue working with the DOE to further the program. At this time, the latest extension to the Cooperative Agreement has expired and the DOE funding has been suspended. If a mutually agreeable plan is not identified, future amounts may not be made available to us under the Funding Program. This may cause us to not realize any return on our investment, impact the timing and likelihood of achieving program development milestones and possibly expose us to claims of contractual and other liability from our current partner, customer or others.

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

We are also involved in management and operating activities for the U.S. Government where we are the prime contractor. These activities involve, among other things, handling nuclear devices and their components for the U.S. Government. Most insurable liabilities arising from these sites are not protected in our corporate insurance program. Instead, we rely on government contractual agreements, some insurance purchased specifically for the sites and certain specialized self-insurance programs funded by the U.S. Government. The U.S. Government has historically fulfilled its contractual agreement to reimburse for insurable claims, and we expect it to continue this process during our administration of these two facilities. However, it should be noted that, in most situations, the U.S. Government is contractually obligated to pay subject to the availability of authorized government funds. The reimbursement obligation of the U.S. Government is also conditional, and provisions of the relevant contract or applicable law may preclude reimbursement.

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

Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:

•	constructing and manufacturing power generation products and nuclear components;

•	currency conversions and repatriation;

•	clean air and other environmental protection legislation;

•	taxation of foreign earnings and earnings of expatriate personnel;

•	transactions in or with foreign countries or officials; and

•	use of local employees and suppliers.

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

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. Under these requirements, companies that are subject to the rules conduct due diligence and disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of certain components incorporated in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that the components of our products either may not originate from the Democratic Republic of Congo and adjoining countries or must be certified as conflict free.

Our business requires us to obtain, and to comply with, national, state and local government permits and approvals.

Our business is required to obtain, and to comply with, national, state and local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or approvals may adversely affect our operations by temporarily suspending our activities or curtailing our work and may subject us to penalties and other sanctions. Although existing licenses are routinely renewed by various regulators, renewal could be denied or jeopardized by various factors, including:

•	failure to provide adequate financial assurance for decommissioning or closure;

•	failure to comply with environmental and safety laws and regulations or permit conditions;

•	local community, political or other opposition;

•	executive action; and

•	legislative action.

In addition, if new environmental legislation or regulations are enacted or implemented, or existing laws or regulations are amended or are interpreted or enforced differently, we may be required to obtain additional operating permits or approvals. Our inability to obtain, and to comply with, the permits and approvals required for our business could have a material adverse effect on us.

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

We currently have equity interests in several significant joint ventures and may enter into additional joint venture arrangements in the future. Our influence over some of these entities may be limited. Even in those joint ventures over which we do exercise significant influence, we are often required to consider the interests of our joint venture partners in connection with major decisions concerning the operations of the joint ventures. In any case, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture participants. We sometimes have joint and several liabilities with our joint venture partners under the applicable contracts for joint venture projects and we cannot be certain that our partners will be able to satisfy any potential liability that could arise. These factors could potentially harm the business and operations of a joint venture and, in turn, our business and operations.

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

Some of our competitors or potential competitors have greater financial or other resources than we have and in some cases are government supported. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than those of our products and services. Furthermore, we operate in industries where capital investment is critical. We may not be able to obtain as much purchasing and borrowing leverage and access to capital for investment as other public companies, which may impair our ability to compete against competitors or potential competitors.

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

Our operations require the services of employees having the technical training and experience necessary to obtain the proper operational results. As such, our operations depend, to a considerable extent, on the continuing availability of such personnel. If we should suffer any material loss of personnel to competitors, retirement or other reasons, or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our business, our operations could be adversely affected. While we believe our wage rates are competitive and our relationships with our employees are satisfactory, a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. Additionally, we have announced plans to freeze pension plan benefit accruals at the end of 2015 and to spin off our Power Generation business by mid-summer 2015, which could also result in turnover in our workforce.

We may be unable to realize expected benefits from our Global Competitiveness Initiative and other restructuring actions, and our profitability or our business otherwise might be adversely affected.

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

Negotiations with labor unions and possible work stoppages and other labor problems could divert management’s attention and disrupt operations. In addition, new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.

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

A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Variances from these estimates could have a material adverse effect on us. In addition, our policy to recognize these variances annually through mark to market accounting could result in volatility in our results of operations, which could be material. Funding requirements for benefit obligations of our pension and postretirement benefit plans also are subject to legislative and other government regulatory actions. As of December 31, 2014, our defined benefit pension and postretirement benefit plans were underfunded by approximately $629.2 million.

Our internal controls over financial reporting may not be sufficient to achieve all stated goals and objectives.

Our internal controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. The design of any system of internal controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot provide assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

We derive a portion of our revenues and equity in income of investees from international operations. Operating in international markets requires significant resources and management attention and subjects us to political, economic and regulatory risks that are not generally encountered in our U.S. operations. These include:

•	risks of war, terrorism and civil unrest;

•	expropriation, confiscation or nationalization of our assets;

•	renegotiation or nullification of our existing contracts;

•	changing political conditions and changing laws and policies affecting trade and investment;

•	overlap of different tax structures; and

•	changes in foreign currency exchange rates.

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

War, terrorist attacks and unrest have caused and may continue to cause instability in the world’s financial and commercial markets and have significantly increased political and economic instability in some of the geographic areas in which we operate. Threats of war or other armed conflict may cause further disruption to financial and commercial markets. In addition, continued unrest could lead to acts of terrorism in the United States or elsewhere, and acts of terrorism could be directed against companies such as ours. Also, acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt our markets and operations, including disruptions from evacuation of personnel, cancellation of contracts or the loss of personnel or assets. Armed conflicts, terrorism and their effects on us or our markets may significantly affect our business and results of operations in the future.

We are subject to continuing contingent liabilities of MII as a result of our spin-off from MII.

With completion of our spin-off from MII in 2010 (“the MII spin-off”), there are several significant areas where the liabilities of MII may become our obligations. For example, under the Internal Revenue Code of 1986, as amended (the “Code”) and the related rules and regulations, each corporation that was a member of our consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the spin-off is jointly and severally liable for the federal income tax liability of our entire consolidated tax reporting group for that taxable period. We have entered into a tax sharing agreement with a subsidiary of MII that allocates the responsibility for prior period taxes of our consolidated tax reporting group between us and MII and its subsidiaries. However, if the subsidiary of MII were unable to pay, we could be required to pay the entire amount of such taxes. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities.

Our spin-off from MII could result in substantial tax liability.

MII obtained a private letter ruling from the IRS substantially to the effect that, for U.S. federal income tax purposes, the spin-off qualified under Section 355 of the Code and certain transactions related to the MII spin-off qualified under Sections 355 and/or 368 of the Code. If the factual assumptions or representations made in the private letter ruling request are inaccurate or incomplete in any material respect, then we will not be able to rely on the ruling. Furthermore, the IRS will not rule on whether a distribution such as the MII spin-off satisfies certain requirements necessary to obtain tax-free treatment under Section 355 of the Code. Rather, the private letter ruling is based on representations by MII that those requirements have been satisfied, and any inaccuracy in those representations could invalidate the ruling.

Under the terms of the tax sharing agreement we entered into in connection with the MII spin-off, we are generally responsible for any taxes imposed on us or MII and its subsidiaries in the event that the MII spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment. However, if the MII spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment because of actions or failures to act by MII or its subsidiaries, a subsidiary of MII would be responsible for all such taxes. If we are liable for taxes under the tax sharing agreement, that liability could have a material adverse effect on us.

Potential indemnification liabilities to MII pursuant to the master separation agreement could materially adversely affect our company.

The master separation agreement with MII provides for, among other things, the principal corporate transactions required to effect the MII spin-off, certain conditions to the MII spin-off and provisions governing the relationship between our company and MII with respect to and resulting from the MII spin-off. Among other things, the master separation agreement provides for indemnification obligations designed to make our company financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the MII spin-off, as well as those obligations of MII assumed by us pursuant to the master separation agreement. If we are required to indemnify MII under the circumstances set forth in the master separation agreement, we may be subject to substantial liabilities.

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

Risks Relating to the Proposed Spin-Off of Our Power Generation Business

The proposed spin-off of our Power Generation business is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management and may not achieve the intended results, and difficulties in connection with the spin-off could have an adverse effect on our operations, profitability and cash flow.

We are pursuing a spin-off of our Power Generation business through a pro-rata distribution to our stockholders of the common stock of a subsidiary that would hold, directly or indirectly, the assets and liabilities of our Power Generation businesses. The spin-off will create a new, independent publicly traded power generation company, Babcock & Wilcox Enterprises, Inc. (“BW”). Concurrent with the spin-off, the Company will change its name to BWX Technologies, Inc. (“BWXT”). The spin-off will be contingent upon various conditions, including the approval of our Board of Directors, review by the NRC, the effectiveness of a Form 10 registration statement filed with the SEC, an opinion of tax counsel regarding the tax treatment of the transaction and other conditions. For these and other reasons, the spin-off may not be completed. Additionally, execution of the proposed spin-off will likely require significant time and attention of our management, which could distract management from the operation of our business and the execution of our other strategic initiatives. Some of our employees may also be uncertain about their future roles within the separate companies pending the completion of the spin-off. Further, although we believe separating the Power Generation business from our Government & Nuclear Operations business by means of the spin-off will provide financial, operational, managerial and other benefits to us and our shareholders, the spin-off may not provide such results on the scope or scale we anticipate, and we may not realize the assumed benefits of the spin-off. In addition, we will incur one-time costs in connection with the spin-off that may exceed our estimates or could negate some of the benefits we expect to realize as a result of the spin-off. If we do not realize the assumed benefits of the spin-off or if our costs exceed our estimates, then we could suffer a material adverse effect on our financial condition. Any such difficulties could have an adverse effect on our business, results of operations or financial condition.

Following the spin-off, the value of your shares of common stock in: (a) BWXT and (b) BW may collectively trade at an aggregate price less than what the Company’s common stock might trade at had the spin-off not occurred.

While we believe the spin-off will benefit our shareholders, the common stock of: (a) BWXT and (b) BW that you may hold following the spin-off may collectively trade at a value less than the price at which the Company’s common stock might have traded at had the spin-off not occurred. The reason for this includes the future performance of either BWXT or BW as separate, independent companies, and the future shareholder base and market for BWXT’s common shares and BW’s common stock and the prices at which these stocks individually trade.

Potential indemnification liabilities relating to the spin-off could materially adversely affect us.

We expect to enter into agreements with BW to provide for, among other things, the principal corporate transactions required to effect the planned spin-off, certain conditions to the spin-off and provisions governing the relationship between us and BW with respect to and resulting from the planned spin-off. Among other things, we expect these agreements to provide for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the spin-off. If we are required to indemnify BW, we may be subject to substantial liabilities.

In connection with the proposed spin-off, we expect BW to agree to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that BW will be able to satisfy its indemnification obligations.

We expect BW will agree to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that BW will agree to retain, and there can be no assurance that the indemnity from BW will be sufficient to protect us against the full amount of such liabilities, or that BW will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from BW any amounts for which we are held liable, we may be temporarily required to bear these losses.

The spin-off could result in substantial tax liability.

The planned spin-off is conditioned on our receipt of an opinion of counsel, in form and substance satisfactory to us, substantially to the effect that, for U.S. federal income tax purposes, the spin-off will qualify under Section 355 of the Code and certain transactions related to the spin-off will qualify under Sections 355 and/or 368 of the Code. The opinion will rely on, among other things, various assumptions and representations as to factual matters made by us and BW which, if inaccurate or incomplete in any material respect, could jeopardize the conclusions reached by such counsel in its opinion. The opinion will not be binding on the IRS or the courts, and there can be no assurance that the IRS or the courts will not challenge the conclusions stated in the opinion or that any such challenge would not prevail.

We are not aware of any facts or circumstances that would cause the assumptions or representations that will be relied on in the opinion to be inaccurate or incomplete in any material respect. If, notwithstanding receipt of the opinion, the spin-off were subsequently determined not to qualify under Section 355 of the Code, each U.S. holder of our common stock who receives shares of BW common stock in the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of BW common stock received. That distribution would be taxable to each such stockholder as a dividend to the extent of our current and accumulated earnings and profits. For each such stockholder, any amount that exceeded our earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder’s tax basis in its shares of our common stock with any remaining amount being taxed as a capital gain. In addition, if certain related preparatory transactions were to fail to qualify for tax-free treatment, they would be treated as taxable asset sales and/or distributions to the Company.

We expect to enter into a tax sharing agreement in connection with the spin-off. Pursuant to this agreement, we will agree with BW on the allocation of spin-off related tax liabilities and the indemnification provisions relating to these liabilities. If we are liable for taxes under the tax sharing agreement, that liability could have a material adverse effect on us. Additionally, there can be no assurance that any indemnities from BW will be sufficient to protect us against any potential tax liabilities.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

The following table provides the segment name, location and general use of each of our principal properties at December 31, 2014 that we own or lease.

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Power Generation
Barberton, Ohio	Manufacturing facility / administrative office	Owned(1)
West Point, Mississippi	Manufacturing facility	Owned(1)
Lancaster, Ohio	Manufacturing facility	Owned(1)
Copley, Ohio	Warehouse / service center	Owned(1)
De Pere, Wisconsin	Manufacturing facility / administrative office	Owned(1)
Cambridge, Ontario, Canada	Manufacturing facility	Owned
Esbjerg, Denmark	Manufacturing facility	Owned
Dumbarton, Scotland	Manufacturing facility	Owned
Straubing, Germany	Manufacturing facility	Leased (2021)
Guadalupe, NL, Mexico	Manufacturing facility	Leased (2024)
Melville, Saskatchewan, Canada	Manufacturing facility	Owned
Jingshan, Hubei, China	Manufacturing facility	Owned
Shanghai, China	Manufacturing facility	Owned
Nuclear Operations
Lynchburg, Virginia	Manufacturing facility(3)	Owned
Barberton, Ohio	Manufacturing facility	Owned
Euclid, Ohio	Manufacturing facility	Owned /Leased(2)
Mount Vernon, Indiana	Manufacturing facility	Owned
Erwin, Tennessee	Manufacturing facility	Owned
Technical Services
Charlotte, North Carolina	Administrative office	Leased (2018)
Nuclear Energy
Charlotte, North Carolina	Administrative office	Leased (2019)
Lynchburg, Virginia	Engineering office	Leased (2018)
Cambridge, Ontario, Canada	Manufacturing facility	Owned
mPower
Charlotte, North Carolina	Administrative office	Leased (2019)
Lynchburg, Virginia	Engineering and design facility	Leased (2015)
Corporate
Charlotte, North Carolina	Administrative office	Leased (2019)

1)	These properties are encumbered by liens under existing credit facilities.
2)	We acquired the Euclid facilities through a bond/lease transaction facilitated by the Cleveland Cuyahoga County Port Authority (the “Port”), whereby we acquired a ground parcel and the Port issued bonds, the proceeds of which were used to acquire, improve and equip the facilities, including the acquisition of the larger facility and a 40-year prepaid ground lease for the smaller facility. We are leasing the facilities from the Port with an expiration date of 2019 but subject to certain extension options.
3)	The Lynchburg, Virginia facility is our Nuclear Operations segment’s primary manufacturing plant and is the nation’s largest commercial high-enriched uranium processing facility. The site is the recipient of the highest rating given by the NRC for licensee performance. The performance review determines the safe and secure conduct of operations of the facility. The site is also the largest commercial International Atomic Energy Agency-certified facility in the U.S.

We also own or lease a number of sales, administrative and field construction offices, warehouses and equipment maintenance centers strategically located throughout the world. We consider each of our significant properties to be suitable and adequate for its intended use.

For further details regarding our properties, see Item 1, “Business.”

Item 3.	LEGAL PROCEEDINGS

The information set forth under the heading “Investigations and Litigation” in Note 10 to our consolidated financial statements included in this report is incorporated by reference into this Item 3.

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

P A R T     I I

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol BWC.

High and low common stock prices by quarter in the years ended December 31, 2014 and 2013 were as follows:

YEAR ENDED DECEMBER 31, 2014

	SHARE PRICE		DIVIDENDS
QUARTER ENDED	HIGH	LOW	PER SHARE
March 31, 2014	$35.40	$32.39	$0.10
June 30, 2014	$36.00	$31.58	$0.10
September 30, 2014	$33.57	$27.52	$0.10
December 31, 2014	$30.90	$27.42	$0.10

YEAR ENDED DECEMBER 31, 2013

	SHARE PRICE		DIVIDENDS
QUARTER ENDED	HIGH	LOW	PER SHARE
March 31, 2013	$29.97	$24.84	$0.08
June 30, 2013	$30.84	$25.55	$0.08
September 30, 2013	$34.45	$29.95	$0.08
December 31, 2013	$34.67	$30.07	$0.10

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

As of January 31, 2015, there were approximately 2,234 record holders of our common stock.

The following table provides information on our equity compensation plans as of December 31, 2014:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,547,004	$29.15	5,120,559

In November 2012, we announced that a share repurchase program was authorized by our Board of Directors. The following table provides information on our purchases of equity securities during the quarter ended December 31, 2014. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
October 1, 2014 – October 31, 2014	—	$—	—	$346.6
November 1, 2014 – November 30, 2014	4,778	$29.77	—	$346.6
December 1, 2014 – December 31, 2014	940	$29.17	—	$346.6

Total	5,718	$29.67	—

(1)

Includes 4,778 and 940 shares repurchased during November and December, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

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

The following graph provides a comparison of our four-year and five-month cumulative total shareholder return through December 31, 2014 to the return of the S&P 500 and our custom peer group. The following graph shall not be deemed to be “soliciting material” or “filed” with the SEC or be subject to Regulation 14A or 14C (other than as provided in Item 201 of Regulation S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that B&W specifically incorporates it by reference into such filing.

(1)	Assumes initial investment of $100 on July 31, 2010.

The peer group used for the four-year and five-month comparison beginning with July 2010 is comprised of the following companies:

•	AECOM Technology Corporation

•	Chicago Bridge & Iron Company N.V.

•	Curtiss-Wright Corporation

•	Emcor Group, Inc.

•	Fluor Corporation

•	Amec Foster Wheeler

•	Jacobs Engineering Group, Inc.

•	KBR, Inc.

•	MasTec, Inc.

•	Quanta Services, Inc.

•	Tetra Tech, Inc.

•	URS Corporation (through acquisition by AECOM Technology Corporation on October 17, 2014)

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended
	2014	2013	2012	2011	2010(1)
	(In thousands, except for per share amounts)
Revenues	$2,923,019	$3,269,208	$3,291,359	$2,952,040	$2,688,811
Income (Loss) before Provision for Income Taxes	$5,466	$517,173	$319,418	$94,498	$220,208
Net Income Attributable to The Babcock & Wilcox Company	$29,388	$346,078	$227,695	$78,319	$139,939
Basic Earnings per Common Share(1):
Net Income Attributable to The Babcock & Wilcox Company	$0.27	$3.09	$1.92	$0.67	$1.20
Diluted Earnings per Common Share(1):
Net Income Attributable to The Babcock & Wilcox Company	$0.27	$3.07	$1.91	$0.66	$1.19
Cash Dividends Per Common Share	$0.40	$0.34	$0.08	—	—
Total Assets	$2,856,936	$2,609,153	$2,840,355	$2,789,111	$2,500,510
Current Maturities of Long-Term Debt	$18,215	$4,671	$4,062	$4,653	$4,790
Long-Term Debt	$285,000	$225	$430	$633	$855

(1)	On July 30, 2010, 116,225,732 shares of our common stock were distributed to MII shareholders to complete our spin-off from MII. For comparative purposes, and to provide a more meaningful calculation of weighted average shares, we have assumed this amount to be outstanding as of the beginning of each period presented prior to our spin-off in our calculation of basic weighted average shares. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at July 30, 2010 were also outstanding at each of the periods presented prior to our spin-off.

We immediately recognize actuarial gains (losses) for our pension and postretirement benefit plans into earnings in the fourth quarter each year as a component of net periodic benefit cost. The effect of this adjustment for 2014, 2013, 2012, 2011 and 2010 on pre-tax income was $(241.6) million, $222.9 million, $(32.0) million, $(215.8) million, and $(91.8) million, respectively.

In the year ended December 31, 2014, the MEGTEC acquisition, which was completed on June 20, 2014, contributed $105.4 million of revenues and $5.3 million of operating income for the year ended December 31, 2014. Additionally, we recorded contract losses totaling $11.6 million for additional estimated costs to complete our Power Generation segment’s Berlin Station project. This project experienced unforeseen worksite conditions and fuel specification issues that caused schedule delays, resulting in us filing suit against the customer in January 2014. This project has now reached substantial completion. We also incurred $41.1 million of charges related to restructuring activities. In addition, we recorded a gain in other income of $14.2 million for the receipt and related fair value adjustment of the Centrus Energy Corp. common stock and notes that we received in the bankruptcy settlement in exchange for our investment in USEC Inc. (“USEC”).

In the year ended December 31, 2013, we recorded contract losses totaling $35.6 million for additional estimated costs to complete our Power Generation segment’s Berlin Station project. We also incurred $39.6 million of charges related to restructuring activities. In addition, we recorded an impairment charge totaling $19.1 million associated with our investment in USEC.

In the year ended December 31, 2012, we recorded contract losses totaling $16.9 million, net of claims, for additional estimated costs to complete our Power Generation segment’s Berlin Station project. We also entered into an agreement with the customer of a Nuclear Energy project to settle contract claims resulting in recognition of revenues totaling approximately $18.4 million. In addition, we recorded an impairment charge totaling $27.0 million associated with our investment in USEC.

In the year ended December 31, 2011, we recorded additional costs totaling approximately $61.8 million ($50.7 million in our Nuclear Energy segment and $11.1 in our Nuclear Operations segment) to complete certain projects attributable to changes in estimate due to productivity and scheduling issues. In addition, we recognized a gain totaling approximately $10.9 million attributable to a settlement with the sellers of Nuclear Fuel Services, Inc. (“NFS”), a wholly owned subsidiary in our Nuclear Operations segment, related to adverse operating conditions in existence at the acquisition date.

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

GENERAL

We operate in five business segments: Power Generation, Nuclear Operations, Technical Services, Nuclear Energy and mPower. In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues. We are currently exploring growth strategies across our segments through acquisitions to expand and complement our existing businesses. We would expect to fund these opportunities by cash on hand, external financing, including debt, equity or some combination thereof.

On November 5, 2014, we announced plans to separate our Power Generation business from our Government & Nuclear Operations business, which includes the Nuclear Operations, Technical Services, Nuclear Energy and mPower segments, through a spin-off, creating a new independent, publicly traded power generation company, Babcock & Wilcox Enterprises, Inc. (“BW”). Concurrent with the spin-off, the Company will change its name to BWX Technologies, Inc. (“BWXT”). We plan to effect the separation through a tax-free spin-off transaction. Our Board of Directors and management believe that this proposed separation will provide the following benefits:

•	the flexibility to allocate resources and deploy capital internally in a manner consistent with the strategic priorities of each business;

•	increased opportunities to pursue external growth strategies as independent companies;

•	the ability to attract an investor base suited to the particular operational and financial characteristics of each company; and

•	greater management focus on the distinct businesses of power generation and government and nuclear operations.

Before the distribution date, BW and BWXT are expected to enter into a master separation agreement that will contain the key provisions relating to the separation. The master separation agreement will identify the assets to be transferred, liabilities to be assumed and contracts to be assigned, if any, either to BW by BWXT or by BWXT to BW in the spin-off and describe when and how these transfers, assumptions and assignments will occur. In addition, before the distribution BW and BWXT or certain of their respective subsidiaries are also expected to enter into agreements to define various continuing relationships between them in various contexts. These are expected to include transition services agreements under which the parties will provide each other certain transition services on an interim basis, as well as an agreement providing for the sharing of taxes incurred before and after the distribution, various indemnification rights with respect to tax matters and restrictions to preserve the tax-free status of the distribution.

In connection with the spin-off, we expect to incur one-time, non-recurring after-tax separation costs between $45 million and $55 million. These one-time costs are expected to consist of, among other things: financial, legal, tax, accounting and other advisory fees; and regulatory fees incurred as part of the planned spin-off of our Power Generation business; and retention and severance costs.

We expect that the spin-off will be effective by mid-summer 2015. The spin-off, however, is subject to the completion of several customary conditions required to be satisfied to the sole and absolute discretion of our Board of Directors prior to the distribution including, but not limited to, the receipt of an opinion of tax counsel regarding tax treatment of the spin-off as of the distribution date and certain regulatory approvals. However, even if all of the conditions have been satisfied, we may amend, modify or abandon any and all terms of the distribution and the related transactions at any time prior to the distribution date.

Outlook

Power Generation

We expect the backlog of our Power Generation segment of approximately $2.2 billion at December 31, 2014 to produce revenues of approximately $1.0 billion in 2015, not including any change orders or new contracts that may be awarded during the year. Through this segment, we are actively bidding on and, in some cases, beginning preliminary work on projects that we expect will be awarded to us in 2015 subject to successful contract negotiations. These projects are not currently reflected in backlog.

Our Power Generation segment’s overall activity depends significantly on the capital expenditures and operations and maintenance expenditures of global electric power generating companies, other steam-using industries and industrial facilities with environmental compliance needs, the demand for electricity and capacity utilization of operating power plants, the price of natural gas in the United States, industrial plants and other steam-using industries and an increased emphasis on environmental emissions globally across a broad range of industries and markets.

We continue to seek opportunities to optimize our profitability within all our markets through an operating model that is designed to be strategically efficient and cost competitive; to expand international offerings through increased marketing, manufacturing and operational presence in regions around the world where we expect continued demand growth and increased need for services; and to seek partnering arrangements and acquisitions to expand our market presence and capabilities. On June 20, 2014, we completed the acquisition of MEGTEC. MEGTEC designs, engineers, manufactures and services air pollution control systems and coating / drying equipment for a variety of industrial applications and complements our existing environmental products and solutions offerings.

Globally, efforts to reduce the environmental impact of burning fossil fuels may create opportunities and risks as existing generating capacity is replaced with cleaner technologies. We are actively researching, developing and deploying a range of products to serve this opportunity, including lower-carbon technologies that enable clean use of fossil fuels, such as ultra-supercritical boilers; carbon-neutral technologies, such as biomass-fueled boilers and gasifiers; gas-fired package boiler technologies; and select carbon dioxide capture technologies. Additionally, our significant installed base provides a consistent and recurring aftermarket stream of parts, retrofits and services. Economic recovery, particularly in the United States, as well as major investments in global markets have strengthened demand, while tightening environmental regulations in China, India and developing countries are creating new opportunities. We foresee long-term trends toward increased environmental controls for global electric power generating companies, other steam-using industries and industrial facilities with environmental compliance needs around the world. However, downturns in regional economies adversely impact demand in the short-term.

Nuclear Operations

We expect the backlog of our Nuclear Operations segment of approximately $2.8 billion at December 31, 2014 to produce revenues of approximately $1.1 billion in 2015, not including any change orders or new contracts that may be awarded during the year.

The revenues of our Nuclear Operations segment are largely a function of defense spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, we are a significant participant in the defense industry and have not been negatively impacted by sequestration or federal budget reductions to date. We believe many of our programs are well aligned with national defense and other strategic priorities as we supply high-end equipment for submarines and aircraft carriers for the U.S. Navy. However, it is possible that reductions in federal government spending and sequestration could have an adverse impact on the operating results and cash flows of our Nuclear Operations and Technical Services segments in the future.

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

On January 8, 2013, we were notified that our joint venture, Nuclear Production Partners, LLC, was not selected to lead the National Nuclear Safety Administration’s (“NNSA”) combined Management and Operating contract for the Y-12 National Security Complex and Pantex Plant. The transition of these facilities to the new contractor was completed on June 30, 2014. These joint ventures contributed $21.5 million, $34.0 million and $37.7 million to our operating income in the years ended December 31, 2014, 2013 and 2012, respectively. However, with our specialized capabilities of full life-cycle management of special nuclear materials, facilities and technologies, we believe our Technical Services segment is well-positioned to continue to participate in the continuing cleanup, operation and management of the nuclear sites, laboratories and weapons complexes maintained by the DOE, Atomic Energy of Canada Limited and the U.K. Nuclear Decommissioning Authority.

Nuclear Energy

We expect the backlog of our Nuclear Energy segment of approximately $264 million at December 31, 2014 to produce revenues of approximately $87 million in 2015, not including any change orders or new contracts that may be awarded during the year. The revenues in this segment primarily depend on the demand and competitiveness of nuclear energy. The activity of this segment depends on the timing of maintenance outages primarily in the Canadian market and the cyclical nature of capital expenditures and major refurbishments for nuclear utility customers which could cause variability in our financial results.

mPower

The development, general and administrative and capital costs to develop and commercialize our B&W mPower™ technology will require a substantial amount of investment over a period of years, and the funding requirements may vary significantly from period to period.

On April 14, 2014, we announced our plans to restructure the mPower program to reduce spending and focus on technology development. Beginning in the third quarter of 2014, we slowed the pace of development and continued to search for additional investors in the mPower program. Going forward, we plan to invest no more than $15 million per year, net of amounts reimbursed from the Funding Program. As a result of our plans to restructure the mPower program, our operating income was negatively impacted by $23.9 million for the year ended December 31,

2014, consisting of $10.6 million of special charges for restructuring activities as further discussed below and $13.3 million of unrecognized cost-share due to restrictions on additional authorized funding by the DOE under the Funding Program. We intend to continue working with the DOE to further the program. At this time, the latest extension to the Cooperative Agreement has expired and the DOE funding has been suspended. If a mutually agreeable plan is not identified, future amounts may not be made available to us under the Funding Program.

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

Contracts and Revenue Recognition. We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours or a cost-to-cost method, as applicable to the product or activity involved. We recognize estimated contract revenue and resulting income based on costs incurred to date as a percentage of total estimated costs. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report. In the years ended December 31, 2014, 2013 and 2012, we recognized net favorable changes in estimate related to long-term contracts accounted for on the percentage-of-completion basis that increased operating income by approximately $61.4 million, $21.9 million and $93.1 million, respectively. The 2014 and 2013 amounts include contract losses totaling $11.6 million and $35.6 million, respectively, for additional estimated costs to complete our Power Generation segment’s Berlin Station project. This is in addition to approximately $16.9 million of contract losses, net of claims, recorded on this project in 2012. This project has now reached substantial completion.

For contracts as to which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these deferred profit recognition contracts, we recognize revenue and cost equally and only recognize gross margin when probable and reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical except to assure that no loss will be incurred as deferred profit recognition contracts. We did not enter into any contracts that we have accounted for as deferred profit recognition contracts during 2014, 2013 or 2012.

Our policy is to account for fixed-price contracts under the completed-contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. For example, if we have no experience in performing the type of work on a particular project and are unable to develop reasonably dependable estimates of total costs to complete, we would follow the completed-contract method of accounting for such projects. Generally, our management’s policy is not to enter into fixed-price contracts without an accurate estimate of cost to complete. However, it is possible that in the time between contract execution and the start of work on a project, we could lose confidence in our ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed-contract method of accounting for that project. We did not enter into any contracts that we have accounted for under the completed-contract method during 2014, 2013 or 2012.

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

Pension Plans and Postretirement Benefits. We utilize actuarial and other assumptions in calculating the cost and benefit obligations of our pension and postretirement benefits. The assumptions utilized in the determination of our benefit cost and obligations include assumptions regarding discount rates, expected returns on plan assets, mortality and health care cost trends. The assumptions utilized represent our best estimates based on historical experience and other factors.

Actual experience that differs from these assumptions or future changes in assumptions will affect our recognized benefit obligations and related costs. We immediately recognize net actuarial gains and losses into earnings in the fourth quarter as a component of net periodic benefit cost. Net actuarial gains and losses occur when actual experience differs from any of the various assumptions used to value our pension and postretirement benefit plans or when assumptions, which are revisited annually through our update of our actuarial valuations, change due to current market conditions or underlying demographic changes. The primary factors contributing to net actuarial gains and losses are changes in the discount rate used to value the obligations as of the measurement date each year, the difference between the actual return on plan assets and the expected return on plan assets and changes in health care cost trends. The effect of changes in the discount rate and expected rate of return on plan assets assumptions in combination with the actual return on plan assets can result in significant changes in our estimated pension and postretirement benefit cost and our consolidated financial condition. Additionally, in the current year, we adjusted our mortality assumption to reflect mortality improvements identified by the Society of Actuaries, adjusted for the Company’s experience. The impact of the change in this assumption caused a $117.7 million increase in our pension liability.

The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate, return on assets, and health care cost trend rate on our pension and postretirement benefit plan obligations and expense for the year ended December 31, 2014:

	.25% Increase	.25% Decrease
	(in millions)
Pension Plans
Discount Rate:
Effect on ongoing net periodic benefit cost(1)	$2.5	$(4.8)
Effect on project benefit obligation	(86.9)	91.6
Return on Assets:
Effect on ongoing net periodic benefit cost	$(5.3)	$5.3
Postretirement Plans
Discount Rate:
Effect on ongoing net periodic benefit cost(1)	$—	$—
Effect on project benefit obligation	(2.6)	2.9
Return on Assets:
Effect on ongoing net periodic benefit cost	$(0.1)	$0.1
Health Care Cost Trend Rate:
Effect on ongoing net periodic benefit cost	$0.1	$(0.1)
Effect on project benefit obligation	1.9	(1.7)

(1)	Excludes effect of annual mark-to-market adjustment.

Loss Contingencies. We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation, as discussed in Note 10 to our consolidated financial statements included in this report. We have accrued our estimates of the probable losses associated with these matters. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to the possibility of multiple actions by third parties. Therefore, it is possible that future earnings could be affected by changes in our estimates related to these matters.

Goodwill and Intangible Assets. Each year, we evaluate goodwill at each reporting unit to assess recoverability, and impairments, if any, are recognized in earnings. We perform a qualitative analysis when we believe that there is sufficient excess fair value over carrying value based on our most recent quantitative assessment, adjusted for relevant facts and circumstances that could affect fair value. Deterioration in macroeconomic, industry and market conditions, cost factors, overall financial performance, share price decline or entity and reporting unit specific events could cause us to believe a qualitative test is no longer appropriate.

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

Under the income valuation approach, we employ a discounted cash flow model to estimate the fair value of each reporting unit. This model requires the use of significant estimates and assumptions regarding future revenues, costs, margins, capital expenditures, changes in working capital, terminal year growth rate and cost of capital. Our cash flow models are based on our forecasted results for the applicable reporting units. Actual results could differ materially from our projections. Some assumptions, such as future revenues, costs and changes in working capital are company driven and could be affected by a loss of one or more significant contracts or customers, failure to control costs on certain contracts; a decline in U.S. Government funding or a decline in demand based on changing economic or regulatory conditions. Changes in external market conditions may affect certain other assumptions, such as the cost of capital. Market conditions can be volatile and are outside of our control.

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

We completed our annual review of goodwill for each of our reporting units for the year ended December 31, 2014, which indicated that we had no impairment of goodwill. The fair value of our reporting units was substantially in excess of carrying value.

Each year, we evaluate indefinite lived intangible assets to assess recoverability, and impairments, if any, are recognized in earnings. We perform a qualitative assessment when testing indefinite lived intangible assets for impairment to determine whether events or circumstances that could affect the significant inputs used in determining fair value have occurred that indicate that it is more likely than not that the indefinite lived intangible asset is impaired. Deterioration in macroeconomic, industry and market conditions, cost factors or overall financial performance could cause us to believe a qualitative test is no longer appropriate. When quantitative assessments are performed, we primarily utilize income-based valuation approaches. Under the income-based valuation approach, we employ a relief from royalty method of valuation. This method requires significant assumptions, including assumed royalty rate, future revenues and cost of capital. Assumptions related to operating performance, such as future revenues, could be affected by loss of a customer contract, a decline in U.S. Government funding or a decline in demand based on changing economic or regulatory conditions. Changes in external market conditions may affect certain other assumptions, such as the cost of capital. Market conditions can be volatile and are outside of our control.

Adverse changes in these assumptions utilized within our indefinite lived intangible asset impairment test could cause a reduction or elimination of excess fair value over carrying value, resulting in potential recognition of impairment.

We have completed our annual review of our indefinite lived intangible assets for the year ended December 31, 2014, which indicated that we had no impairment. The fair value of our indefinite lived intangible assets was substantially in excess of carrying value.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with FASB Topic Compensation – Stock Compensation. Under the fair value recognition provisions of this statement, the cost of employee services received in exchange for an award of equity instruments is measured at the grant date based on the fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. We use a Black-Scholes model to determine the fair value of certain share-based awards, such as stock options and stock appreciation rights. For performance shares or units granted in the year ended December 31, 2014 that contain a Relative Total Shareholder Return vesting criteria, we utilize a Monte Carlo simulation to determine the grant date fair value, which determines the probability of satisfying the market condition included in the award. The determination of the fair value of a share-based payment award using an option-pricing model requires the input of highly subjective assumptions, such as the expected life of the award and stock price volatility. For liability-classified awards, such as cash-settled restricted stock units and performance units, fair values are determined at grant date using the closing price of our common stock and are remeasured at the end of each reporting period through the date of settlement.

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

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

Selected financial highlights are presented in the table below:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
REVENUES:
Power Generation	$1,486,029	$1,767,651	$1,785,959
Nuclear Operations	1,220,952	1,167,683	1,098,031
Technical Services	84,834	104,254	107,851
Nuclear Energy	154,721	283,857	325,655
mPower	278	1,523	326
Adjustments and Eliminations	(23,795)	(55,760)	(26,463)

	$2,923,019	$3,269,208	$3,291,359

OPERATING INCOME:
Power Generation	$98,557	$155,837	$183,387
Nuclear Operations	270,536	237,855	226,269
Technical Services	35,203	58,234	59,655
Nuclear Energy	(23,211)	8,641	50,649
mPower	(68,946)	(81,304)	(113,528)

	$312,139	$379,263	$406,432

Unallocated Corporate	(32,514)	(26,039)	(27,953)
Special Charges for Restructuring Activities	(41,091)	(39,599)	—
Mark to Market Adjustment	(241,156)	222,737	(31,890)

Total Operating Income	$(2,622)	$536,362	$346,589

Consolidated Results of Operations

Year Ended December 31, 2014 vs. 2013

Consolidated revenues decreased 10.6%, or $346.2 million, to $2.9 billion in the year ended December 31, 2014 compared to $3.3 billion for the corresponding period in 2013 due to decreases in revenues from our Power Generation, Technical Services and Nuclear Energy segments totaling $281.6 million, $19.4 million and $129.1 million, respectively. These decreases were partially offset by increased revenues in our Nuclear Operations segment totaling $53.3 million.

Consolidated operating income decreased $539.0 million to a loss of $2.6 million in the year ended December 31, 2014 compared to income of $536.4 million for the corresponding period in 2013. Operating income includes actuarial gains and losses (“MTM charges”) related to our pension and postretirement plans, which reflected a non-cash gain (loss) of $(241.2) million and $222.7 million in 2014 and 2013, respectively. In addition, operating income for the years ended December 31, 2014 and 2013 includes special charges for restructuring activities totaling $41.1 million and $39.6 million, respectively. Excluding MTM charges and special charges for restructuring activities, operating income of our reportable segments and unallocated corporate expenses decreased $73.6 million for the year ended December 31, 2014 compared to 2013. Operating income in our Power Generation, Technical Services and Nuclear Energy segments declined $57.3 million, $23.0 million and $31.9 million, respectively. These decreases were partially offset by increased operating income in our Nuclear Operations and mPower segment totaling $32.7 million and $12.4 million, respectively.

Year Ended December 31, 2013 vs. 2012

Consolidated revenues decreased 0.7%, or $22.2 million, to $3.27 billion in the year ended December 31, 2013 compared to $3.29 billion in 2012 due to decreases in revenues from our Power Generation, Technical Services and Nuclear Energy segments totaling $18.3 million, $3.6 million and $41.8 million, respectively. These decreases were partially offset by increased revenues in our Nuclear Operations segment totaling $69.7 million.

Consolidated operating income increased $189.8 million to $536.4 million in the year ended December 31, 2013 from $346.6 million in 2012. Operating income includes MTM charges, which reflected a non-cash gain (loss) of $222.7 million and $(31.9) million in 2013 and 2012, respectively. In addition, operating income for the year ended December 31, 2013 includes special charges for restructuring activities totaling $39.6 million related to GCI initiatives. Excluding MTM charges and GCI charges, operating income of our reportable segments and unallocated corporate expenses decreased $25.3 million for the year ended December 31, 2013 compared to 2012. Operating income in our Power Generation, Technical Services and Nuclear Energy segments declined $27.6 million, $1.5 million and $42.0 million, respectively. These decreases were partially offset by increased operating income in our Nuclear Operations and mPower segment totaling $11.6 million and $32.2 million, respectively.

Power Generation

	Year Ended December 31,			Year Ended December 31,
	2014	2013	$ Change	2013	2012	$ Change
Revenues	$1,486,029	$1,767,651	$(281,622)	$1,767,651	$1,785,959	$(18,308)
Operating Income	98,557	155,837	(57,280)	155,837	183,387	(27,550)
% of Revenues	6.6%	8.8%		8.8%	10.3%

Year Ended December 31, 2014 vs. 2013

Revenues decreased 15.9%, or $281.6 million, to $1,486.0 million in the year ended December 31, 2014, compared to $1,767.7 million in 2013. The decrease was primarily attributable to a $199.8 million decline in revenues from our new build environmental equipment business revenues, principally driven by lower levels of engineering, procurement and construction activities as projects related to the previously enacted environmental rules and regulations near completion and uncertainties continue regarding the ultimate outcome of environmental regulations. We also experienced a $95.7 million decrease in revenues from our new build steam generation systems business due to a lower level of activity on our Berlin Station project and other renewable energy projects. In addition, we experienced a decrease in revenues of $89.1 million in our aftermarket services business related to lower service projects revenues, primarily due to a large boiler retrofit and construction project that was completed in 2013. The MEGTEC acquisition, which was completed on June 20, 2014, contributed $105.4 million of revenues for the year ended December 31, 2014.

Operating income decreased $57.3 million to $98.6 million in the year ended December 31, 2014 compared to $155.8 million in 2013, primarily due to the lower revenues discussed above, partially offset by a $24.0 million lower loss provision recorded on the Berlin Station project as compared to the prior period. In addition, lower levels of warranty improvements in the current year had a negative impact on gross margins when compared to the prior year period. The MEGTEC acquisition contributed $5.3 million of operating income for the year ended December 31, 2014, net of $7.4 million of expense related to amortization of intangible assets. In addition, equity income from our joint ventures decreased by $9.7 million primarily due to market pressures in China and Australia, new facility costs in India and the near completion of a U.S. environmental project joint venture that generated more operating income in the corresponding period in 2013. These decreases were partially offset by a $7.1 million reduction in selling, general and administrative expenses associated with cost savings initiatives and a $3.6 million reduction in research and development expenditures, both of which are net of MEGTEC activity.

Year Ended December 31, 2013 vs. 2012

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

Operating income decreased $27.6 million to $155.8 million in the year ended December 31, 2013 compared to $183.4 million in 2012, due to contract losses totaling $35.6 million recorded for additional estimated costs to complete the Berlin Station project. These losses are in addition to $16.9 million of contract losses, net of claims, recorded for this project during the fourth quarter of 2012. In addition to the lower revenues discussed above, we also experienced more competitive profit margins and a lower level of net favorable project close-outs compared to the prior period. These decreases in income were partially offset by decreased overhead costs and a $12.5 million reduction in selling, general and administrative expenses due to ongoing cost reduction initiatives.

Nuclear Operations

	Year Ended December 31,			Year Ended December 31,
	2014	2013	$ Change	2013	2012	$ Change
Revenues	$1,220,952	$1,167,683	$53,269	$1,167,683	$1,098,031	$69,652
Operating Income	270,536	237,855	32,681	237,855	226,269	11,586
% of Revenues	22.2%	20.4%		20.4%	20.6%

Year Ended December 31, 2014 vs. 2013

Revenues increased by 4.6%, or $53.3 million, to $1,221.0 million in the year ended December 31, 2014 compared to $1,167.7 million in the corresponding period of 2013. This increase in revenues is primarily attributable to the $46.4 million cumulative effect impact of a contract change order that increased the value of existing contracts. In addition, increased activity in the manufacturing of nuclear components for U.S. Government programs resulted in increased revenues totaling $11.2 million in 2014 as compared to 2013. These increases were partially offset by a decrease in revenues in our naval nuclear fuel and downblending activities totaling $4.2 million due to lower downblending activities.

Operating income increased $32.7 million to $270.5 million in the year ended December 31, 2014 compared to $237.9 million in the corresponding period of 2013, primarily attributable to $20.6 million impact of the change order discussed above, partially offset by the recognition of the associated costs being recovered, as well as positive performance on our naval nuclear fuel and downblending activities.

Year Ended December 31, 2013 vs. 2012

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

Technical Services

	Year Ended December 31,			Year Ended December 31,
	2014	2013	$ Change	2013	2012	$ Change
Revenues	$84,834	$104,254	$(19,420)	$104,254	$107,851	$(3,597)
Operating Income	35,203	58,234	(23,031)	58,234	59,655	(1,421)

Year Ended December 31, 2014 vs. 2013

Revenues decreased 18.6%, or $19.4 million, to $84.8 million in the year ended December 31, 2014 compared to $104.3 million for the corresponding period of 2013, primarily attributable to a decrease in specialty manufacturing associated with the termination of our work scope for the American Centrifuge Program that occurred in the second quarter of 2014.

Operating income decreased $23.0 million to $35.2 million in the year ended December 31, 2014 compared to $58.2 million in the corresponding period of 2013. The loss of fee income on the Pantex and Y-12 contracts contributed $12.5 million of this decrease. We also earned lower fee income due to the contamination and shutdown incident at the Waste Isolation Pilot Plant. In addition, selling, general, and administrative expenses were $3.3 higher compared to the corresponding period of 2013 primarily due to increased business development activities.

Year Ended December 31, 2013 vs. 2012

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

Nuclear Energy

	Year Ended December 31,			Year Ended December 31,
	2014	2013	$ Change	2013	2012	$ Change
Revenues	$154,721	$283,857	$(129,136)	$283,857	$325,655	$(41,798)
Operating Income (Loss)	(23,211)	8,641	(31,852)	8,641	50,649	(42,008)
% of Revenues	(15.0)%	3.0%		3.0%	15.6%

Year Ended December 31, 2014 vs. 2013

Revenues decreased 45.5%, or $129.1 million, to $154.7 million in the year ended December 31, 2014 compared to $283.9 million in the corresponding period of 2013. This decrease is primarily attributable to the exit of our low margin nuclear projects business resulting in a $78.7 million decrease in revenues. In addition, we experienced a decrease in revenues from our nuclear equipment business totaling $42.1 million largely due to the completion of a replacement steam generator contract that was ongoing in the prior year period.

Operating income decreased $31.9 million to a loss of $23.2 million in the year ended December 31, 2014 compared to income of $8.6 million in the corresponding period of 2013, primarily attributable to the $16.1 million loss recognition resulting from an adverse jury verdict in a lawsuit involving commercial nuclear contracts. We also experienced reduced operating income from our nuclear equipment business related to the decrease in revenues noted above. In addition, during the year ended December 31, 2013, we recognized $7.1 million of warranty improvements associated with favorable warranty experience. This decline in operating income was partially offset by $5.4 million of reduced selling, general and administrative expenses associated with cost savings from GCI and margin improvement initiatives.

Year Ended December 31, 2013 vs. 2012

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

mPower

	Year Ended December 31,			Year Ended December 31,
	2014	2013	$ Change	2013	2012	$ Change
Revenues	$278	$1,523	$(1,245)	$1,523	$326	$1,197
Operating Income (Loss)	(68,946)	(81,304)	12,358	(81,304)	(113,528)	32,224

Year Ended December 31, 2014 vs. 2013

Operating income increased $12.4 million to a loss of $68.9 million in the year ended December 31, 2014 compared to a loss of $81.3 million in the corresponding period of 2013, due to the slowing of the pace of development related to our announced plans to restructure the mPower program. Research and development activities related to the development of the B&W mPower™ reactor decreased by $52.1 million with a related decrease in the recognition of the cost-sharing award from the DOE under our Cooperative Agreement totaling $50.6 million. The year ended December 31, 2013 included the recognition of $9.7 million related to cost reimbursement for the 2012 pre-award period. Selling, general and administrative expenses also decreased $10.5 million.

Year Ended December 31, 2013 vs. 2012

Operating income increased $32.2 million to a loss of $81.3 million in the year ended December 31, 2013 compared to a loss of $113.5 million in the corresponding period of 2012. Research and development activities related to the continued development of the B&W mPower™ reactor increased by $40.8 million, offset by the recognition of $78.4 million of the cost-sharing award from the DOE under our Cooperative Agreement as a reduction of research and development costs. The cost-sharing amount recognized includes $21.5 million of pre-award cost reimbursement for the period from October 2012 through March 2013. Selling, general, and administrative expenses increased by $5.0 million compared to the corresponding period of 2012 primarily due to increased business development activity.

Unallocated Corporate

Unallocated corporate expenses increased $6.5 million to $32.5 million for the year ended December 31, 2014, as compared to $26.0 million for the corresponding period in 2013, mainly related to $6.1 million of costs associated with the Company’s decision to pursue a separation of its Power Generation business and Government & Nuclear Operations businesses through a tax-free spin-off.

Unallocated corporate expenses decreased $2.0 million to $26.0 million in the year ended December 31, 2013, as compared to $28.0 million in 2012, due to GCI cost savings, partially offset by increased corporate development costs.

Special Charges for Restructuring Activities

Special charges for restructuring activities increased $1.5 million to $41.1 million in the year ended December 31, 2014, as compared to $39.6 million in 2013, due to charges associated with our margin improvement program and restructuring of our mPower program, offset by a decline in charges related to our GCI initiative as this initiative nears completion.

Mark to Market Adjustment

We immediately recognize actuarial gains (losses) for our pension and postretirement benefit plans into earnings as a component of net periodic benefit cost. The effect of this adjustment on operating income was $(241.2) million in 2014, as compared to $222.7 million in 2013, mainly related to a $117.5 million loss recognized on the adoption of a new mortality assumption and a decline in discount rates, offset by actual return on assets that exceeded expected return.

The effect of the mark to market adjustment on operating income was $222.7 million in 2013 as compared to $(31.9) million in 2012, mainly related to an increase in interest rates and actual return on assets that exceeded our expected return.

Other Income Statement Items

Other – net increased by $32.2 million to a gain of $14.6 million in the year ended December 31, 2014, as compared to a loss of $17.5 million for the corresponding period in 2013, primarily due to the receipt and related fair market value adjustment of Centrus Energy Corp. shares and notes received on USEC’s emergence from bankruptcy in the year ended December 31, 2014 totaling $14.2 million. We recognized a $19.1 million loss on our previous investment in USEC in the year ended December 31, 2013.

Other – net increased $7.4 million to a loss of $17.5 million in the year ended December 31, 2013, as compared to a loss of $24.9 million for the corresponding period in 2012, primarily due to the impairment of the remainder of our previous USEC investment in 2013 totaling $19.1 million compared to a $27.0 million impairment of our previous USEC investment in 2012.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased $5.6 million in the year ended December 31, 2014 compared to 2013, primarily attributable to a decline in recognition of our partner’s share of losses incurred in connection with B&W mPower™ reactor development efforts as a result of the restructuring of the mPower program.

Net loss attributable to noncontrolling interest increased $3.4 million in the year ended December 31, 2013 compared to 2012, primarily attributable to recognition of our partner’s share of losses incurred in connection with B&W mPower™ reactor development efforts.

Provision for Income Taxes

	Year Ended December 31,
	2014	2013	2012
Income from Continuing Operations before Provision for Income Taxes	$5,466	$517,173	$319,418
Income Tax Provision	(15,991)	184,583	101,861
Effective Tax Rate	(292.6)%	35.7%	31.9%

For the year ended December 31, 2014, our provision for income taxes decreased $200.6 million to a benefit of $16.0 million, while income before provision for income taxes decreased $511.7 million to $5.5 million. Our effective tax rate was approximately (292.6)% for 2014, as compared to 35.7% for 2013. The decrease in our effective tax rate is primarily related to the receipt of a favorable ruling from the Internal Revenue Service that enabled us to amend prior year U.S. income tax returns to exclude distributions of several of our foreign joint ventures from domestic taxable income and the impact of an $14.2 million gain and related fair market value adjustment from the exchange of our USEC investment for which the related tax provision was offset by the reversal of a previously established valuation allowance related to the prior impairment of the USEC investment, as well as the significant decrease in income before provision for income taxes attributable to our mark to market pension adjustments and the effect that had on the overall jurisdictional mix of our pre-tax earnings in 2014 as compared to 2013.

For the year ended December 31, 2013, our provision for income taxes increased $82.7 million to $184.6 million, while income before provision for income taxes increased $197.8 million to $517.2 million. Our effective tax rate was approximately 35.7% for 2013, as compared to 31.9% for 2012. The increase in our effective tax rate is primarily related to the significant increase in income before provision for income taxes attributable to MTM charges and the effect that had on the overall jurisdictional mix of our pre-tax earnings in 2013 as compared to 2012, as well as the recognition of previously unrecognized tax benefits associated with the lapse in 2012 of applicable statutes of limitation. In addition, our provision for income taxes in 2013 was benefited by the American Taxpayer Relief Act of 2012, enacted on January 2, 2013, which retroactively extended the U.S. research and development tax credit for two years, offset by a change in our assertion with respect to some of our undistributed foreign earnings.

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

ADJUSTED RESULTS OF OPERATIONS

In the results of operations discussion above, we have disclosed operating income changes excluding MTM charges and special charges for restructuring activities, which have been recorded in accordance with generally accepted accounting principles. We disclose this non-GAAP financial measure because we believe it provides an enhanced understanding of the relationship between our reported results of operations and our segment operating performance.

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

LIQUIDITY AND CAPITAL RESOURCES

Our overall liquidity position, which we generally define as our unrestricted cash and investments plus amounts available for borrowings under our credit facility, remained strong in 2014. Our liquidity position at December 31, 2014 increased by approximately $255.3 million to $1,153.5 million from $898.2 million at December 31, 2013, mainly due to the refinancing of our credit facility that increased our aggregate borrowing capacity by $600 million, offset by the factors discussed below and due to the changes in our cash flows from operating, investing and financing activities. We experienced net cash generated from operations in each of the years ended December 31, 2014, 2013 and 2012. Typically, the fourth quarter has been the period of highest cash flows from operating activities because of the timing of payments received from the U.S. Government on accounts receivable retainages and cash dividends received from our joint ventures.

Credit Facility

On June 24, 2014, B&W entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent, which amends and restates our previous Credit Agreement dated June 8, 2012. The New Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate amount of up to $1.0 billion and a term loan facility of up to $300 million. The New Credit Agreement is scheduled to mature on June 24, 2019. The proceeds of the New Credit Agreement are available for the issuance of letters of credit, working capital needs and other general corporate purposes. The New Credit Agreement includes provisions that allow for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $400 million for all incremental term loan, revolving credit borrowings and letter of credit commitments.

The New Credit Agreement is guaranteed by substantially all of B&W’s wholly owned domestic subsidiaries. Obligations under the New Credit Agreement are secured by first-priority liens on certain assets owned by B&W and the guarantors (other than our subsidiaries comprising our Nuclear Operations and Technical Services segments). If the corporate family rating of B&W and its subsidiaries from Moody’s is Baa3 or better (with a stable outlook or better), the corporate rating of B&W and its subsidiaries from S&P is BBB- or better (with a stable outlook or better), and other conditions are met, the liens securing obligations under the New Credit Agreement will be released, subject to reinstatement upon the terms set forth in the New Credit Agreement. B&W’s current corporate family rating from Moody’s is Ba1 and its current corporate rating from S&P is BB+.

The New Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. Beginning with the first quarter of 2015, we are also required to make quarterly amortization payments on the term loan portion of the New Credit Agreement in an amount equal to 1.25% of the aggregate principal amount of the term loan facility. We may prepay all loans under the New Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements. We are also required to make certain prepayments on any outstanding term loans under the New Credit Agreement after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions and our right to reinvest such proceeds in certain circumstances, all as more particularly set forth in the New Credit Agreement.

The New Credit Agreement contains financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt and mergers. At December 31, 2014, we were in compliance with all of the covenants set forth in the New Credit Agreement.

Loans outstanding under the New Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 2.00% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month Eurocurrency rate plus 1.00%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 1.00% per year. The applicable margin for loans varies depending on the credit ratings of the New Credit Agreement. Under the New Credit Agreement, we are charged a commitment fee on the unused portions of the New Credit Agreement, and that fee varies between 0.200% and 0.350% per year depending on the credit ratings of the New Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.250% and 2.000% per year with respect to the amount of each financial letter of credit issued under the New Credit Agreement and a letter of credit fee of between 0.725% and 1.125% per year with respect to the amount of each performance letter of credit issued under the New Credit Agreement, in each case depending on the credit ratings of the New Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the New Credit Agreement. In connection with entering into the New Credit Agreement, we paid upfront fees to the lenders thereunder, and arrangement and other fees to the arrangers and agents of the New Credit Agreement. At December 31, 2014, borrowings outstanding totaled $300.0 million under our term loan. Letters of credit issued under the New Credit Agreement totaled $171.9 million, resulting in $828.1 million available for borrowings or to meet letter of credit requirements.

Based on the current credit ratings of the New Credit Agreement, the applicable margin for Eurocurrency rate loans is 1.375%, the applicable margin for base rate loans is 0.375%, the letter of credit fee for financial letters of credit is 1.375%, the letter of credit fee for performance letters of credit is 0.80%, and the commitment fee for unused portions of the New Credit Agreement is 0.225%. The New Credit Agreement does not have a floor for the base rate or the Eurocurrency rate. As of December 31, 2014, the interest rate on our term loan borrowings was 1.54%.

The New Credit Agreement generally includes customary events of default for a secured credit facility. If any default occurs under the New Credit Agreement, or if we are unable to make any of the representations and warranties in the New Credit Agreement, we will be unable to borrow funds or have letters of credit issued under the New Credit Agreement.

Other Arrangements

Certain subsidiaries within our Power Generation segment have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees as of December 31, 2014 was $101.5 million.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety’s discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2014, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $437.9 million.

OTHER

Cash, Cash Equivalents, Restricted Cash and Investments

In the aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by approximately $27.4 million to $382.6 million at December 31, 2014 from $410.0 million at December 31, 2013, primarily due to the items discussed below. Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	(In thousands)
Domestic	$183,651	$212,032
Foreign	198,979	197,989

Total	$382,630	$410,021

Our working capital increased by approximately $144.0 million to $654.2 million at December 31, 2014 from $510.2 million at December 31, 2013, attributable primarily to a reduction in advance billings on contracts associated with the decline in contract activity in our Power Generation segment. We also experienced increased working capital associated with accounts payable movement caused by the timing of payments of vendor and subcontractor invoices in relation to the collection of billings on certain contracts.

Our net cash provided by operating activities was approximately $74.9 million in the year ended December 31, 2014 compared to $137.9 million in the year ended December 31, 2013. This decrease was primarily attributable to changes in net contracts in progress and advance billings due to timing of project billings and a reduction in accounts payable as discussed above.

Our net cash used in investing activities decreased by approximately $219.9 million to cash used in investing activities of approximately $199.8 million in the year ended December 31, 2014 from cash provided in investing activities of approximately $20.1 million in the year ended December 31, 2013. This increase in net cash used in investing activities was primarily attributable to the acquisition of MEGTEC.

Our net cash provided by financing activities was $104.6 million in the year ended December 31, 2014, as compared to cash used in financing activities of $190.9 million in the year ended December 31, 2013. This increase in cash provided by financing activities was primarily attributable to an increase in borrowings on our credit facility, primarily to fund the acquisition of MEGTEC, common share repurchase activity and working capital needs.

At December 31, 2014, we had restricted cash and cash equivalents totaling $57.2 million, $3.7 million of which was held in restricted foreign cash accounts, $2.7 million of which was held for future decommissioning of facilities (which we include in other assets on our consolidated balance sheets), and $50.8 million of which was held to meet reinsurance reserve requirements of our captive insurer.

At December 31, 2014, we had short-term and long-term investments with a fair value of $12.4 million. Our investment portfolio consists primarily of investments in highly liquid money market instruments. Additionally, we currently hold Centrus Energy Corp. bonds and equities received upon USEC Inc.’s emergence from bankruptcy. Our investments are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Our net unrealized gain/loss on investments in accumulated other comprehensive income is currently in an unrealized gain position totaling approximately $0.1 million at December 31, 2014. At December 31, 2013, we had unrealized gains on our investments totaling approximately $0.2 million. Based on our analysis of these investments, we believe that none of our securities were permanently impaired as of December 31, 2014.

Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next twelve months.

Foreign Operations

Included in our total unrestricted cash and cash equivalents is approximately $199.0 million or 63.6% related to foreign operations and subsidiaries. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the U.S., which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. in a taxable manner as the liquidity related to our U.S. operations is sufficient to meet the cash requirements of our U.S. operations.

CONTRACTUAL OBLIGATIONS

Our cash requirements as of December 31, 2014 under current contractual obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt principal	$303,215	$18,215	$30,000	$255,000	$—
Interest payments	$33,442	$5,629	$16,618	$11,195	$—
Lease payments	$32,678	$9,896	$13,116	$8,445	$1,221

We expect cash requirements totaling approximately $18.8 million for contributions to our pension plans in 2015. In addition, we anticipate cash requirements totaling approximately $11.0 million for contributions to our other postretirement benefit plans in 2015.

Our contingent commitments under letters of credit, bank guarantees and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
		(In thousands)
$711,310	$160,649	$459,345	$88,437	$2,879

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents and our investment portfolio, which primarily consists of investments in highly liquid money market instruments denominated in U.S. dollars. Additionally, we currently hold Centrus Energy Corp. bonds and equities received upon USEC Inc.’s emergence from bankruptcy. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investments are primarily classified as available-for-sale.

We have exposure to changes in interest rates on the Credit Agreement (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”). At December 31, 2014, we had $300 million in outstanding borrowings under this facility, which has a capacity of $1.3 billion. We have no material future earnings or cash flow exposures from changes in interest rates on our other long-term debt obligations.

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

	Principal Amount by Expected Maturity
	(In thousands)
At December 31, 2014:								Fair Value at December 31, 2014
	Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Investments	$2,398	—	—	—	$2,628	$7,364	$12,390	$12,443
Average Interest Rate	0.22%	—	—	—	8.00%	0.13%
Long-term Debt	$18,215	$15,000	$15,000	$15,000	$240,000	$—	$303,215	$307,141
Average Interest Rate	2.6%	2.7%	3.4%	3.6%	3.9%	—

At December 31, 2013:								Fair Value at December 31, 2013
	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Investments	$10,747	—	—	—	—	$4,224	$14,971	$15,174
Average Interest Rate	0.18%	—	—	—	—	0.25%
Long-term Debt	$4,671	$225	—	—	—	—	$4,896	$4,917
Average Interest Rate	6.31%	0.46%	—	—	—	—

Exchange Rate Sensitivity

The following table provides information about our FX forward contracts outstanding at December 31, 2014 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average FX rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual FX rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands)

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2015	December 31, 2014	Exchange Rate
British Pound Sterling	$3,835	$(233)	1.6452
British Pound Sterling (selling Euros)	$2,788	$89	0.8131
Canadian Dollars	$32,513	$(2,655)	1.0805
Chinese Renminbi	$1,695	$(28)	6.2681
Euros	$721	$(30)	1.2666
Euros (selling British Pound Sterling)	$1,474	$(21)	0.7952
Swedish Krona (selling Danish Krona)	$1,309	$(62)	1.2253
U.S. Dollars (selling British Pound Sterling)	$276	$13	1.6240
U.S. Dollars (selling Canadian Dollars)	$7,482	$541	1.0909
U.S. Dollars (selling Danish Krona)	$6,557	$27	6.0999
U.S. Dollars (selling Euro)	$511	$46	1.3272

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2016	December 31, 2014	Exchange Rate
Canadian Dollars	$15,085	$(743)	1.1180

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Babcock & Wilcox Company:

We have audited the accompanying consolidated balance sheets of The Babcock & Wilcox Company and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Babcock & Wilcox Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 25, 2015

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$312,969	$346,116
Restricted cash and cash equivalents	54,497	45,945
Investments	4,837	10,748
Accounts receivable – trade, net	430,600	360,323
Accounts receivable – other	44,299	45,480
Contracts in progress	398,373	370,820
Inventories	108,637	113,058
Deferred income taxes	73,479	97,170
Other current assets	46,111	47,764

Total Current Assets	1,473,802	1,437,424

Property, Plant and Equipment	1,167,581	1,126,683
Less accumulated depreciation	730,946	679,604

Net Property, Plant and Equipment	436,635	447,079

Investments	7,606	4,426

Goodwill	379,192	281,708

Deferred Income Taxes	245,766	127,076

Investments in Unconsolidated Affiliates	140,504	184,831

Intangible Assets	110,873	81,521

Other Assets	62,558	45,088

TOTAL	$2,856,936	$2,609,153

See accompanying notes to consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current maturities of long-term debt	$18,215	$4,671
Accounts payable	247,629	319,774
Accrued employee benefits	124,897	163,833
Accrued liabilities – other	97,207	58,192
Advance billings on contracts	255,535	317,771
Accrued warranty expense	53,624	56,436
Income taxes payable	22,529	6,551

Total Current Liabilities	819,636	927,228

Long-term Debt	285,000	225

Accumulated Postretirement Benefit Obligation	58,213	43,194

Environmental Liabilities	56,259	53,391

Pension Liability	563,990	336,878

Other Liabilities	59,637	65,296

Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 121,604,332 and 120,536,910 shares at December 31, 2014 and December 31, 2013, respectively	1,216	1,205
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; no shares issued	—	—
Capital in excess of par value	775,393	747,189
Retained earnings	642,489	656,916
Treasury stock at cost, 14,915,776 and 10,068,731 shares at December 31, 2014 and December 31, 2013, respectively	(423,990)	(268,971)
Accumulated other comprehensive income	3,596	28,348

Stockholders’ Equity – The Babcock & Wilcox Company	998,704	1,164,687
Noncontrolling interest	15,497	18,254

Total Stockholders’ Equity	1,014,201	1,182,941

TOTAL	$2,856,936	$2,609,153

See accompanying notes to consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Revenues	$2,923,019	$3,269,208	$3,291,359

Costs and Expenses:
Cost of operations	2,409,376	2,301,648	2,461,205
Research and development costs	73,234	79,226	120,562
Losses on asset disposals and impairments, net	1,081	1,049	1,419
Selling, general and administrative expenses	442,615	379,382	428,293
Special charges for restructuring activities	41,091	39,599	—

Total Costs and Expenses	2,967,397	2,800,904	3,011,479

Equity in Income of Investees	41,756	68,058	66,709

Operating Income (Loss)	(2,622)	536,362	346,589

Other Income (Expense):
Interest income	1,028	1,443	1,491
Interest expense	(7,579)	(3,115)	(3,735)
Other – net	14,639	(17,517)	(24,927)

Total Other Income (Expense)	8,088	(19,189)	(27,171)

Income before Provision for Income Taxes	5,466	517,173	319,418
Provision for (Benefit from) Income Taxes	(15,991)	184,583	101,861

Net Income	$21,457	$332,590	$217,557

Net Loss Attributable to Noncontrolling Interest	7,931	13,488	10,138

Net Income Attributable to The Babcock & Wilcox Company	$29,388	$346,078	$227,695

Earnings per Common Share:
Basic:
Net Income Attributable to The Babcock & Wilcox Company	$0.27	$3.09	$1.92
Diluted:
Net Income Attributable to The Babcock & Wilcox Company	$0.27	$3.07	$1.91

Shares used in the computation of earnings per share (Note 18):
Basic	108,477,262	111,901,750	118,418,930
Diluted	108,761,092	112,685,417	119,021,324

See accompanying notes to consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net Income	$21,457	$332,590	$217,557

Other Comprehensive Income:
Currency translation adjustments	(26,905)	(2,518)	4,284
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax benefit (provision) of $824, $1,518 and $(622), respectively	(2,360)	(4,418)	1,409
Reclassification adjustment for (gains) losses included in net income, net of tax (benefit) provision of $(559), $(973) and $704, respectively	1,610	2,942	(2,023)
Benefit obligations:
Unrecognized losses arising during the period, net of tax benefit of $511, $1,177 and $221, respectively	(840)	(1,928)	(434)
Recognition of benefit plan costs, net of tax benefit of $(1,547), $(1,035) and $(1,159), respectively	3,681	1,975	2,281
Investments:
Unrealized gains arising during the period, net of tax provision of $(75), $(103) and $0, respectively	136	302	431
Reclassification adjustment for gains included in net income, net of tax provision of $61, $30 and $0, respectively	(111)	(769)	(35)

Other Comprehensive Income (Loss)	(24,789)	(4,414)	5,913

Total Comprehensive Income (Loss)	(3,332)	328,176	223,470

Comprehensive Loss Attributable to Noncontrolling Interest	7,968	13,522	10,127

Comprehensive Income Attributable to The Babcock & Wilcox Company	$4,636	$341,698	$233,597

See accompanying notes to consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity

	Common Stock
	Shares	Par Value
		(In thousands, except share and per share amounts)
Balance December 31, 2011	118,458,911	$1,185	$676,952	$130,890	$26,826	$(10,059)	$825,794	$9,179	$834,973
Net income	—	—	—	227,695	—	—	227,695	(10,138)	217,557
Dividends declared ($.08 per share)	—	—	—	(9,522)	—	—	(9,522)	—	(9,522)
Defined benefit obligations	—	—	—	—	1,847	—	1,847	—	1,847
Available-for-sale investments	—	—	—	—	396	—	396	—	396
Currency translation adjustments	—	—	—	—	4,273	—	4,273	11	4,284
Derivative financial instruments	—	—	—	—	(614)	—	(614)	—	(614)
Exercise of stock options	261,784	3	4,511	—	—	—	4,514	—	4,514
Contributions to thrift plan	549,121	5	13,788	—	—	—	13,793	—	13,793
Shares placed in treasury	—	—	—	—	—	(99,750)	(99,750)	—	(99,750)
Stock-based compensation charges	338,210	3	18,006	—	—	—	18,009	—	18,009
Contribution of in-kind services	—	—	—	—	—	—	—	17,942	17,942
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(513)	(513)

Balance December 31, 2012	119,608,026	$1,196	$713,257	$349,063	$32,728	$(109,809)	$986,435	$16,481	$1,002,916

Net income	—	—	—	346,078	—	—	346,078	(13,488)	332,590
Dividends declared ($.34 per share)	—	—	—	(38,225)	—	—	(38,225)	—	(38,225)
Defined benefit obligations	—	—	—	—	47	—	47	—	47
Available-for-sale investments	—	—	—	—	(467)	—	(467)	—	(467)
Currency translation adjustments	—	—	—	—	(2,484)	—	(2,484)	(34)	(2,518)
Derivative financial instruments	—	—	—	—	(1,476)	—	(1,476)	—	(1,476)
Exercise of stock options	241,561	2	4,928	—	—	—	4,930	—	4,930
Contributions to thrift plan	464,451	5	13,934	—	—	—	13,939	—	13,939
Shares placed in treasury	—	—	—	—	—	(159,162)	(159,162)	—	(159,162)
Stock-based compensation charges	222,872	2	15,070	—	—	—	15,072	—	15,072
Contribution of in-kind services	—	—	—	—	—	—	—	15,794	15,794
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(499)	(499)

Balance December 31, 2013	120,536,910	$1,205	$747,189	$656,916	$28,348	$(268,971)	$1,164,687	$18,254	$1,182,941

Net income	—	—	—	29,388	—	—	29,388	(7,931)	21,457
Dividends declared ($.40 per share)	—	—	—	(43,815)	—	—	(43,815)	—	(43,815)
Defined benefit obligations	—	—	—	—	2,841	—	2,841	—	2,841
Available-for-sale investments	—	—	—	—	25	—	25	—	25
Currency translation adjustments	—	—	—	—	(26,868)	—	(26,868)	(37)	(26,905)
Derivative financial instruments	—	—	—	—	(750)	—	(750)	—	(750)
Exercise of stock options	193,595	2	4,748	—	—	—	4,750	—	4,750
Contributions to thrift plan	436,246	4	13,721	—	—	—	13,725	—	13,725
Shares placed in treasury	—	—	—	—	—	(155,019)	(155,019)	—	(155,019)
Stock-based compensation charges	437,581	5	9,735	—	—	—	9,740	—	9,740
Contribution of in-kind services	—	—	—	—	—	—	—	5,831	5,831
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(620)	(620)

Balance December 31, 2014	121,604,332	$1,216	$775,393	$642,489	$3,596	$(423,990)	$998,704	$15,497	$1,014,201

See accompanying notes to consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$21,457	$332,590	$217,557
Non-cash items included in net income:
Depreciation and amortization	105,798	70,525	69,697
Income of investees, net of dividends	18,763	11,537	(15,115)
Losses on asset disposals and impairments	12,543	1,049	1,419
Impairment of USEC investment	—	19,139	27,000
Gain on exchange of USEC investment	(18,647)	—	—
In-kind research and development costs	5,831	15,794	17,942
Provision for (benefit from) deferred taxes	(95,697)	94,068	43,038
Recognition of (gains) losses for pension and postretirement plans	244,136	(219,915)	35,480
Stock-based compensation and thrift plan expense	23,461	29,006	31,797
Excess tax benefits from stock-based compensation	(588)	(177)	(1,571)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(50,080)	19,726	(52,034)
Accounts payable	(81,044)	54,895	30,391
Contracts in progress and advance billings on contracts	(98,400)	(210,582)	32,527
Inventories	5,044	11,971	(16,448)
Income taxes	(1,259)	(6,364)	5,522
Accrued and other current liabilities	18,557	(28,499)	(30,553)
Pension liability, accrued postretirement benefit obligation and employee benefits	(42,264)	(68,961)	(168,004)
Other, net	7,314	12,084	(43,718)

NET CASH PROVIDED BY OPERATING ACTIVITIES	74,925	137,886	184,927

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash and cash equivalents	(8,552)	15,016	229
Purchases of property, plant and equipment	(76,029)	(64,950)	(86,635)
Acquisition of businesses, net of cash acquired	(127,703)	—	(318)
Purchase of intangible assets	(722)	(2,200)	—
Purchases of securities	(23,622)	(90,836)	(268,929)
Sales and maturities of securities	40,725	168,879	247,649
Proceeds from asset disposals	997	1,028	580
Proceeds from sale of an unconsolidated affiliate	—	—	2,091
Investment in equity and cost method investees	(4,900)	(6,884)	(6,064)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(199,806)	20,053	(111,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	(4,539)	(211)	(4,643)
Payment of debt issuance costs	(5,473)	—	(4,902)
Borrowings under short-term arrangements	2,967	484	3,815
Borrowings under Credit Agreement	1,156,100	—	—
Repayments under Credit Agreement	(856,100)	—	—
Repurchase of common shares	(149,774)	(157,093)	(96,774)
Dividends paid to common shareholders	(43,469)	(38,011)	(9,485)
Exercise of stock options	4,604	4,275	2,926
Excess tax benefits from stock-based compensation	588	177	1,571
Other	(305)	(499)	(514)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	104,599	(190,878)	(108,006)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(12,865)	(4,492)	2,814

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,147)	(37,431)	(31,662)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	346,116	383,547	415,209

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$312,969	$346,116	$383,547

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,061	$1,790	$2,049
Income taxes (net of refunds)	$74,734	$86,924	$83,062
SCHEDULE OF NONCASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$7,219	$8,141	$7,902

See accompanying notes to consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We have presented the consolidated financial statements of The Babcock & Wilcox Company (“B&W”) in U.S. dollars in accordance with accounting principles generally accepted in the United States (“GAAP”).

We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as “joint ventures.” We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at December 31, 2014 and for the year ended December 31, 2014. We present the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.

Unless the context otherwise indicates, “we,” “us” and “our” mean B&W and its consolidated subsidiaries.

Reportable Segments

We operate in five reportable segments: Power Generation, Nuclear Operations, Technical Services, Nuclear Energy and mPower. Our reportable segments are further described as follows:

•

Our Power Generation segment provides advanced fossil and renewable power generation equipment that includes a broad suite of boiler products and environmental systems and related services for power and industrial uses. We specialize in engineering, manufacturing, procurement, and erection of equipment and technologies used in the power generation industry and various other industries, and the provision of related services, including steam generating equipment, proven emissions control systems for environmental regulations, renewable energy solutions (biomass, combined heat and power, waste-to-energy and concentrating solar power), boiler cleaning systems, material transport equipment, fuel handling systems, cogeneration and combined cycle installations, and carbon capture and sequestration technologies. For this full range of product offerings, we offer complete aftermarket, operation and maintenance and construction project services. We provide products and services to electric utilities, municipalities, EPC contractors, architect engineers, independent power producers, international trading firms, electric power cooperatives and state electricity boards. Our markets include electric power generation, industrial, chemical, oil refinery, cement, institutional, municipal and government customers worldwide. We have an extensive North American and global footprint including engineering, design, service, manufacturing, sales, business development, regional service centers, manufacturers’ representatives and joint venture facilities located in more than 30 countries around the globe. Our installed base represents more than 300,000 MW of equivalent steam-generating capacity in more than 800 facilities in over 90 countries.

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

On June 20, 2014, we completed the acquisition of MEGTEC Holdings, Inc. (“MEGTEC”). MEGTEC designs, engineers, manufactures and services air pollution control systems and coating/drying equipment for a variety of industrial applications and complements our environmental products and solutions offerings.

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

•

Our Technical Services segment provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided to the Department of Defense and the DOE, including the NNSA, the Office of Nuclear Energy, the Office of Science, and the Office of Environmental Management. Through this segment we deliver products and management solutions to nuclear operations and high-consequence manufacturing facilities. A significant portion of this segment’s operations are conducted through joint ventures.

•

Our Nuclear Energy segment supplies commercial nuclear steam generators and components to nuclear utility customers. B&W has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. This segment is the only heavy nuclear component, N-Stamp certified manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development and metallurgy and materials engineering. In addition, this segment offers services for nuclear steam generators and balance of plant equipment, as well as nondestructive examination and tooling/repair solutions for other plant systems and components. This segment also offers engineering and licensing services for new nuclear plant designs.

•

Our mPower segment is designing the B&W mPower™ reactor, a small modular reactor (“SMR”) design generally based on proven light-water nuclear technology. Through our majority-owned joint venture, Generation mPower LLC (“GmP”), we are developing the associated mPower Plant power generating facility, which will use two B&W mPower™ reactors to generate greater than 360 MW within an advanced passively safe and secure plant architecture. As part of this initiative, we were selected to receive funding pursuant to a Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (the “Funding Program”) for SMR deployment. This Funding Program provided financial assistance for our mPower Plant licensing and engineering development costs associated with SMR design certification and generic design activities. On April 14, 2014, we announced our plans to restructure the mPower program to reduce spending and focus on technology development. Beginning in the third quarter of 2014, we slowed the pace of development and intend to invest no more than $15 million on an annual basis while we continue to search for additional investors in the mPower program. We intend to continue working with the DOE to further the program. At this time, the latest extension to the Cooperative Agreement has expired and the DOE funding has been suspended. If a mutually agreeable plan is not identified, future amounts may not be made available to us under the Funding Program.

For financial information about our segments, see Note 16 to our consolidated financial statements included in this report.

Spin-off

On November 5, 2014, we announced plans to separate our Power Generation business from our Government & Nuclear Operations business, which includes the Nuclear Operations, Technical Services, Nuclear Energy and mPower segments, through a spin-off, creating a new independent, publicly traded company, Babcock & Wilcox Enterprises, Inc. (“BW”). We expect the spin-off will be effective by mid-summer 2015, subject to several customary conditions, including final approval of the transaction by our Board of Directors. Concurrent with the spin-off, the Company will change its name to BWX Technologies, Inc. (“BWXT”). We plan to effect the separation through a tax-free spin-off transaction.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. Some of our more significant estimates include our estimate of costs to complete long-term construction contracts, estimates of costs to be incurred to satisfy contractual warranty requirements, estimates of the value of acquired intangible assets and estimates we make in selecting assumptions related to the valuations of our pension and postretirement plans, including the selection of our discount rates, mortality and expected rates of return on our pension plan assets. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates. Variances could result in a material effect on our financial condition and results of operations in future periods.

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

Investments

Our investment portfolio consists primarily of highly liquid money market instruments. Additionally, we currently hold Centrus Energy Corp. bonds and equities received upon USEC Inc.’s emergence from bankruptcy. Our investments are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income. We classify investments available for current operations in the consolidated balance sheets as current assets, while we classify investments held for long-term purposes as noncurrent assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other – net. The cost of securities sold is based on the specific identification method. We include interest on securities in interest income.

Foreign Currency Translation

We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income. We report foreign currency transaction gains and losses in income. We have included in other - net transaction gains (losses) of $1.9 million, $0.5 million and $(0.6) million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. We include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when we believe collection is probable. In the year ended December 31, 2014, we executed a change order in our Nuclear Operations segment that increased the value of existing contracts by $70.5 million. We recognized $46.4 million of revenue for the cumulative effect of this contract change, as well as $25.8 million in cost of operations for the recognition of the associated costs being recovered.

In the year ended December 31, 2014, we recorded a contract loss totaling approximately $11.6 million for additional estimated costs to complete our Power Generation segment’s Berlin Station project. These losses are in addition to contract losses recorded on this project of $35.6 million and $16.9 million in 2013 and 2012, respectively. We previously asserted that substantial completion had been achieved on this project in early 2014 and that any further delays to complete this project were the result of the customer’s failure to supply fuel complying with the contract specifications. The customer certified that we achieved substantial completion on the project effective July 19, 2014, following which we believe the customer has no further claims for liquidated damages associated with the delays. See Note 10 for legal proceedings associated with this matter.

The following represent the components of our contracts in progress and advance billings on contracts included in our consolidated balance sheets:

	December 31,
	2014	2013
	(In thousands)
Included in Contracts in Progress:
Costs incurred less costs of revenue recognized	$183,312	$150,724
Revenues recognized less billings to customers	215,061	220,096

Contracts In Progress	$398,373	$370,820

Included In Advance Billings on Contracts:
Billings to customers less revenues recognized	$274,151	$411,156
Costs incurred less costs of revenue recognized	(18,616)	(93,385)

Advance Billings on Contracts	$255,535	$317,771

The following amounts represent retainages on contracts:

	December 31,
	2014	2013
	(In thousands)
Retainages expected to be collected within one year	$103,867	$84,389
Retainages expected to be collected after one year	9,092	12,820

Total retainages	$112,959	$97,209

We have included retainages expected to be collected in 2015 in accounts receivable – trade, net. Retainages expected to be collected after one year are included in other assets. Of the long-term retainages at December 31, 2014, we anticipate collecting $1.8 million in 2016, $5.9 million in 2017 and $1.4 million in 2018.

Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	December 31,
	2014	2013
	(In thousands)
Currency translation adjustments	$11,547	$38,415
Net unrealized gain on available-for-sale investments	155	130
Net unrealized gain (loss) on derivative financial instruments	(123)	627
Unrecognized prior service cost on benefit obligations	(7,983)	(10,824)

Accumulated other comprehensive income	$3,596	$28,348

The amounts reclassified out of accumulated other comprehensive income by component and the affected consolidated statements of income line items are as follows:

	Year ended December 31,
	2014	2013	2012
Accumulated Other Comprehensive Income Component Recognized	(In thousands)			Line Item Presented
Realized (loss) gain on derivative financial instruments	$620	$(1,885)	$(1,082)	Revenues
	(2,793)	(2,174)	3,833	Cost of operations
	4	144	(24)	Other-net

	(2,169)	(3,915)	2,727	Total before tax
	559	973	(704)	Provision for Income Taxes

	$(1,610)	$(2,942)	$2,023	Net Income
Amortization of prior service cost on benefit obligations	$(3,433)	$(2,813)	$(3,271)	Cost of operations
	(1,795)	(197)	(169)	Selling, general and administrative expenses

	(5,228)	(3,010)	(3,440)	Total before tax
	1,547	1,035	1,159	Provision for Income Taxes

	$(3,681)	$(1,975)	$(2,281)	Net Income
Realized gains on investments	$172	$799	$35	Other-net
	(61)	(30)	—	Provision for Income Taxes

	$111	$769	$35	Net Income

Total reclassification for the period	$(5,180)	$(4,148)	$(223)

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

The following summarizes the changes in the carrying amount of accrued warranty expense:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of period	$56,436	$83,682	$97,209
Additions	14,993	18,486	20,972
Acquisition of MEGTEC	4,693	—	—
Expirations and other changes	(6,393)	(24,801)	(24,766)
Payments	(14,807)	(20,250)	(10,217)
Translation and other	(1,298)	(681)	484

Balance at end of period	$53,624	$56,436	$83,682

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

Substantially all of our asset retirement obligations relate to the remediation of our nuclear analytical laboratory and the NFS facility in our Nuclear Operations segment. The following table reflects our asset retirement obligations:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of period	$44,771	$42,366	$35,885
Costs incurred	—	—	—
Additions/Adjustments	418	(109)	3,422
Accretion	2,622	2,514	3,059

Balance at end of period	$47,811	$44,771	$42,366

Research and Development

Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation and mPower segments, the majority of which are related to the development of our B&W mPower™ reactor and the associated mPower Plant. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants. Research and development activities totaled $142.8 million, $200.8 million and $173.9 million in the years ended December 31, 2014, 2013 and 2012, respectively. This includes amounts paid for by our customers of $41.8 million, $43.2 million and $53.4 million, in the years ended December 31, 2014, 2013 and 2012, respectively, and DOE funds provided under the Funding Program of $27.8 million and $78.4 million in the years ended December 31, 2014 and 2013, respectively. Amounts provided under the Funding Program in the year ended December 31, 2013 include $21.5 million of pre-award cost reimbursement, $9.7 million of which related to research and development costs incurred in the year ended December 31, 2012.

During the years ended December 31, 2014, 2013 and 2012, we recognized $5.8 million, $15.8 million and $17.9 million, respectively, of non-cash in-kind research and development costs (included above) related to services contributed by our minority partner to GmP, our majority-owned subsidiary formed in 2011 to oversee the program to develop the small modular nuclear power plant based on B&W mPower™ technology.

Pension Plans and Postretirement Benefits

We sponsor various defined benefit pension and postretirement plans covering certain employees of our U.S. and international subsidiaries. We utilize actuarial valuations to calculate the cost and benefit obligations of our pension and postretirement benefits. The actuarial valuations utilize significant assumptions in the determination of our benefit cost and obligations, including assumptions regarding discount rates, expected returns on plan assets, mortality and health care cost trends. We determine our discount rate based on a review of published financial data and discussions with our actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension and postretirement plan obligations. The expected rate of return on plan assets assumption is based on capital market assumptions of the long-term expected returns for the investment mix of assets currently in the portfolio. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the classes within the total asset portfolio. Expected health care cost trends represent expected annual rates of change in the cost of health care benefits and are estimated based on analysis of health care cost inflation. For the year ended December 31, 2014, we adjusted the mortality assumption for our domestic plans to reflect mortality improvements identified by the Society of Actuaries, adjusted for the Company’s experience.

The components of benefit cost related to service cost, interest cost, expected return on plan assets and prior service cost amortization are recorded on a quarterly basis based on actuarial assumptions. In the fourth quarter of each year, or as interim remeasurements are required, we immediately recognize net actuarial gains and losses into earnings as a component of net periodic benefit cost. Recognized net actuarial gains and losses consist primarily of our reported actuarial gains and losses and the difference between the actual return on plan assets and the expected return on plan assets.

We recognize the funded status of each plan as either an asset or a liability in the consolidated balance sheets. The funded status is the difference between the fair value of plan assets and the present value of its benefit obligation, determined on a plan-by-plan basis. Our pension plan assets can include assets that are difficult to value. See Note 7 for a detailed description of our plan assets.

Income Taxes

Income tax expense for federal, foreign, state and local income taxes are calculated on pre-tax income based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess deferred taxes and the adequacy of the valuation allowance on a quarterly basis. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of provision for income taxes on our consolidated statements of income.

Inventories

We carry our inventories at the lower of cost or market. We determine cost principally on the first-in, first-out basis, except for certain materials inventories of our Power Generation segment, for which we use the last-in, first-out (“LIFO”) method. We determined the cost of approximately 17% and 18% of our total inventories using the LIFO method at December 31, 2014 and 2013, respectively, and our total LIFO reserve at December 31, 2014 and 2013 was approximately $7.9 million and $7.7 million, respectively. Inventories are summarized below:

	December 31,
	2014	2013
	(In thousands)
Raw Materials and Supplies	$81,530	$85,455
Work in Progress	9,831	10,872
Finished Goods	17,276	16,731

Total Inventories	$108,637	$113,058

Property, Plant and Equipment

We carry our property, plant and equipment at depreciated cost, less any impairment provisions. We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. Our depreciation expense was $92.9 million, $62.2 million and $59.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.

Property, plant and equipment is stated at cost and is set forth below:

	December 31,
	2014	2013
	(In thousands)
Land	$15,506	$11,718
Buildings	253,338	249,614
Machinery and equipment	827,029	782,633
Property under construction	71,708	82,718

	1,167,581	1,126,683
Less accumulated depreciation	730,946	679,604

Net Property, Plant and Equipment	$436,635	$447,079

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

The following summarizes the changes in the carrying amount of goodwill:

	Power Generation	Nuclear Operations	Technical Services	Nuclear Energy	Total
	(In thousands)
Balance at December 31, 2012	$103,702	$118,103	$45,000	$13,975	$280,780
Currency translation adjustments and other	928	—	—	—	928

Balance at December 31, 2013	$104,630	$118,103	$45,000	$13,975	$281,708
Purchase price adjustment for acquisition of MEGTEC (Note 2)	108,800	—	—	—	108,800
Currency translation adjustments and other(1)	(4,152)	(7,164)	—	—	(11,316)

Balance at December 31, 2014	$209,278	$110,939	$45,000	$13,975	$379,192

(1)	Includes adjustments resulting from acquisitions occurring prior to December 31, 2012 of $(7.2) million and changes from foreign currency translation adjustments of $(4.2) million and $0.9 million for the years ended December 31, 2013 and 2012, respectively.

Intangible Assets

Intangible assets are recognized at fair value when acquired. Intangible assets with definite lives are amortized to operating expense using the straight-line method over their estimated useful lives and tested for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets with indefinite lives are not amortized and are subject to annual impairment testing. We may elect to perform a qualitative assessment when testing indefinite lived intangible assets for impairment to determine whether events or circumstances affecting significant inputs related to the most recent quantitative evaluation have occurred, indicating that it is more likely than not that the indefinite lived intangible asset is impaired. Otherwise, we test indefinite lived intangible assets for impairment by quantitatively determining the fair value of the indefinite lived intangible asset and comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we recognize impairment for the amount of the difference. Our intangible assets are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Amortized intangible assets:
Gross cost:
Customer relationships	$57,539	$35,383	$36,644
Acquired backlog	10,600	—	2,979
Tradename	11,457	11,945	11,945
Unpatented technology	8,472	6,422	6,422
Patented technology	2,521	2,521	6,961
All other	9,765	9,755	7,912

Total	$100,354	$66,026	$72,863

Accumulated amortization:
Customer relationships	$(17,011)	$(13,490)	$(11,173)
Acquired backlog	(5,300)	—	(1,457)
Tradename	(2,959)	(8,015)	(6,422)
Unpatented technology	(3,442)	(3,335)	(2,682)
Patented technology	(1,122)	(806)	(4,235)
All other	(4,782)	(3,994)	(4,343)

Total	$(34,616)	$(29,640)	$(30,312)

Net amortized intangible assets	$65,738	$36,386	$42,551

Unamortized intangible assets:
NRC category 1 license	$43,830	$43,830	$43,830
Trademarks and trade names	1,305	1,305	1,305

Total unamortized intangible assets	$45,135	$45,135	$45,135

The following summarizes the changes in the carrying amount of intangible assets:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of period	$81,521	$87,686	$103,041
Business acquisitions and adjustments	44,972	2,200	(1,746)
Amortization expense	(12,923)	(8,324)	(11,010)
Impairment charge	(1,730)	(1,260)	(3,216)
Currency translation adjustments and other	(967)	1,219	617

Balance at end of period	$110,873	$81,521	$87,686

We recognized impairment charges totaling $1.7 million and $1.3 million in the years ended December 31, 2014 and 2013, respectively, related to the cancellation of operations and maintenance services contracts and the sale of a subsidiary in our Power Generation segment.

Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Year Ending December 31,	Amount
2015	$13,360
2016	$8,006
2017	$7,912
2018	$7,262
2019	$6,908

Other Non-Current Assets

We have included deferred debt issuance costs in other assets. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of period	$6,518	$8,468	$5,723
Additions	5,473	—	4,902
Interest expense – debt issuance costs	(2,070)	(1,950)	(2,157)

Balance at end of period	$9,921	$6,518	$8,468

Capitalization of Interest Cost

We capitalize interest in accordance with FASB Topic Interest. We incurred total interest of $9.5 million, $4.8 million and $4.9 million in the years ended December 31, 2014, 2013 and 2012, respectively, of which we capitalized $1.9 million, $1.7 million and $1.2 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Cash and Cash Equivalents and Restricted Cash

Our cash equivalents are highly liquid investments, with maturities of three months or less when we purchase them.

We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2014, we had restricted cash and cash equivalents totaling $57.2 million, $3.7 million of which was held in restricted foreign cash accounts, $2.7 million of which was held for future decommissioning of facilities (which is included in other assets on our consolidated balance sheets), and $50.8 million of which was held to meet reinsurance reserve requirements of our captive insurer.

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets and defer the related gains and losses in stockholders’ equity as a component of accumulated other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness is immediately recognized in other – net on our consolidated statements of income. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other – net in our consolidated statements of income.

Self-Insurance

We have a wholly owned insurance subsidiary that provides employer’s liability, general and automotive liability and workers’ compensation insurance and, from time to time, builder’s risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in other liabilities on our consolidated balance sheets are reserves for self-insurance totaling $32.8 million and $37.8 million at December 31, 2014 and 2013, respectively. The reduction in 2014 was primarily attributable to a change in estimate based on historical loss experience recognized in cost of operations in our consolidated statements of income.

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

Stock-Based Compensation

We expense stock-based compensation in accordance with FASB Topic Compensation – Stock Compensation. Under this topic, the fair value of equity-classified awards, such as restricted stock, performance shares and stock options, is determined on the date of grant and is not remeasured. The fair value of liability-classified awards, such as cash-settled stock appreciation rights, restricted stock units and performance units, is determined on the date of grant and is remeasured at the end of each reporting period through the date of settlement. Grant date fair values for restricted stock, restricted stock units, performance shares and performance units are determined using the closing price of our common stock on the date of grant. Grant date fair values for stock options and stock appreciation rights are determined using a Black-Scholes option-pricing model (“Black-Scholes”). For performance shares or units granted in the year ended December 31, 2014 that contain a Relative Total Shareholder Return vesting criteria, we utilize a Monte Carlo simulation to determine the grant date fair value, which determines the probability of satisfying the market condition included in the award. The determination of the fair value of a share-based payment award using an option-pricing model requires the input of significant assumptions, such as the expected life of the award and stock price volatility.

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

Recently Adopted Accounting Standards

In February 2013, the FASB issued an update to the Topic Liabilities. This update requires an entity to recognize obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. On January 1, 2014, we adopted this update. The adoption of these provisions did not have an impact on our financial statements.

In July 2013, the FASB issued an update to the Topic Income Taxes. This update relates to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. On January 1, 2014, we adopted this update. The adoption of these provisions did not have an impact on our financial statements.

In April 2014, the FASB issued an update to the Topics Presentation of Financial Statements and Property, Plant and Equipment. This update changes the criteria for reporting discontinued operations such that a disposal of a component of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. We early adopted this pronouncement in the second quarter of 2014. The disposal of our Nuclear Projects business in the second quarter of 2014 did not qualify as a discontinued operation under the new guidance due to its relative insignificance to B&W’s operations and financial results. See Note 2 for additional information related to this disposal.

New Accounting Standards

In May 2014, the FASB issued Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in the Topic Revenue Recognition and most industry specific guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This update is effective in 2017 and early adoption is not permitted. The update may be adopted either retrospectively to each prior period or as a cumulative-effect adjustment on the date of adoption. We are currently evaluating the impact of the adoption of this standard on our financial statements.

In August 2014, the FASB issued an update to the Topic Presentation of Financial Statements. This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. If there is substantial doubt about an entity’s ability to continue as a going concern, certain disclosures are required. This update will be effective for us in 2017. We do not expect the adoption of this update to have a material impact on our financial statements.

NOTE 2 – BUSINESS ACQUISITIONS AND DISPOSITIONS

MEGTEC Acquisition

On June 20, 2014, we acquired the outstanding stock of industrial processes solutions provider MEGTEC for $142.8 million, net of cash acquired. MEGTEC designs, engineers, manufactures and services air pollution control systems and coating/drying equipment for a variety of industrial applications and complements our Power Generation segment’s environmental products and solutions offerings that serves utility markets.

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

MEGTEC
(in thousands)
Cash and cash equivalents	$14,232
Accounts receivable	23,054
Inventories	5,395
Other current assets	9,200
Property, plant and equipment	5,090
Goodwill	108,800
Intangible assets	44,250

Total assets acquired	$210,021

Accounts payable	13,402
Advance billings on contracts	11,144
Other current liabilities	18,089
Pension liability	5,041
Deferred income taxes	5,202
Other liabilities	130

Total liabilities assumed	$53,008

Net assets acquired	$157,013
Cash and cash equivalents acquired	14,232

Net assets acquired, net of unrestricted cash acquired	$142,781

Amount of tax deductible goodwill	$34,583

The preliminary intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
Customer relationships	$24,400	7 years
Backlog	$10,600	1 year
Trade names / trademarks	$6,000	15 years
Developed technology	$3,250	10 years

Our consolidated financial statements for the year ended December 31, 2014 includes $105.4 million of revenues and $3.3 million of net income related to MEGTEC operations occurring from the acquisition date to December 31, 2014. Additionally, the following unaudited pro forma financial information presents our results of operations for the years ended December 31, 2014 and 2013 had the acquisition of MEGTEC occurred on January 1, 2013. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2013. This information is presented for comparative purposes only and should not be taken as representative of our future consolidated results of operations.

	Year Ended December 31,
	2014	2013
Revenues	$3,003,351	$3,445,597
Net Income Attributable to The Babcock & Wilcox Company	$36,357	$341,774
Basic Earnings per Common Share	$0.34	$3.05
Diluted Earnings per Common Share	$0.33	$3.03

The unaudited pro forma results include the following pre-tax adjustments to the historical results presented above:

•

Increase (decrease) in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of approximately $(3.9) million and $12.6 million for the years ended December 31, 2014 and 2013, respectively.

•	Elimination of historical interest expense of approximately $0.9 million and $2.4 million for the years ended December 31, 2014 and 2013, respectively.

•

Additional interest expense associated with the incremental borrowings that would have been incurred to acquire MEGTEC as of January 1, 2013 of approximately $1.2 million and $2.5 million for the years ended December 31, 2014 and 2013, respectively.

•	Elimination of $14.4 million in acquisition related costs recognized in the year ended December 31, 2014 that are not expected to be recurring.

Ebensburg Acquisition

On May 21, 2014, we acquired the remaining outstanding interest in Ebensburg Power Company for a purchase price of $1.3 million. As part of the transaction, we acquired cash of $16.4 million and property, plant and equipment with a fair value of $16.1 million.

Nuclear Projects Business Disposition

In the first quarter of 2014, we announced that we would exit our Nuclear Energy segment’s Nuclear Projects business as it had lower margins and higher financial risks. Run-off operations for remaining projects were completed during the quarter ended June 30, 2014. Income (loss) before provision for income taxes for the Nuclear Projects business was $(4.5) million and $(2.7) million in the years ended December 31, 2014 and 2013, respectively.

At December 31, 2014, we had outstanding accounts receivable recorded within the consolidated financial statements for the Nuclear Projects business totaling $45.4 million. This amount relates to a reimbursable target cost subcontract pursuant to which we performed steam generator replacement installation services for the prime contractor at the Prairie Island Nuclear Generating Plant. See Note 10 for further discussion of this matter.

NOTE 3 – EQUITY METHOD INVESTMENTS

We have investments in entities that we account for using the equity method. The undistributed earnings of our equity method investees were $104.6 million and $113.0 million at December 31, 2014 and 2013, respectively.

Summarized below is combined balance sheet and income statement information for investments accounted for under the equity method:

	December 31,
	2014	2013
	(In thousands)
Current assets	$706,845	$800,704
Noncurrent assets	181,517	252,430

Total Assets	$888,362	$1,053,134

Current liabilities	$507,616	$610,329
Noncurrent liabilities	97,419	72,742
Owners’ equity	283,327	370,063

Total Liabilities and Owners’ Equity	$888,362	$1,053,134

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenues	$2,109,159	$2,832,202	$2,758,159
Gross profit	$157,472	$208,714	$210,425
Income before provision for income taxes	$95,013	$150,511	$146,911
Provision for income taxes	6,160	8,603	9,000

Net Income	$88,853	$141,908	$137,911

Reimbursable costs recorded in revenues by the unconsolidated joint ventures in our Technical Services segment totaled $1,386.6 million, $2,121.0 million and $2,222.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our investment in equity method investees was $4.5 million more than our underlying equity in net assets of those investees based on stated ownership percentages at December 31, 2014. These differences were primarily related to the timing of distribution of dividends and various adjustments under GAAP.

On January 8, 2013, we were notified that our joint venture, Nuclear Production Partners, LLC, was not selected to lead the NNSA’s combined Management and Operating contract for the Y-12 National Security Complex and Pantex Plant. Subsequently, we filed multiple protests with the Government Accountability Office in relation to the selection decision. On February 27, 2014, we received notification that our latest protest was dismissed. The transition of these facilities to the new contractor was completed on June 30, 2014, and is the primary cause of the decline in our equity method investments as of and for the period ended December 31, 2014.

The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. The taxation regimes vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits. For some of our U.S. investees, U.S. income taxes are the responsibility of the respective owners, which is primarily the reason for the provision for income taxes being low in relation to income before provision for income taxes.

Reconciliation of net income per combined income statement information of our investees to equity in income of investees per our consolidated statements of income is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Equity income based on stated ownership percentages	$43,263	$68,305	$66,064
All other adjustments due to amortization of basis differences, timing of GAAP adjustments and other adjustments	(1,507)	(247)	645

Equity in income of investees	$41,756	$68,058	$66,709

Our transactions with unconsolidated affiliates were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Sales to	$87,722	$99,443	$42,538
Purchases from	$5,623	$4,645	$1,814
Dividends received	$60,519	$79,595	$51,594
Capital contributions, net of returns	$4,900	$6,884	$6,289

We recognized a $1.2 million gain in the year ended December 31, 2012 from the sale of our interest in a joint venture associated with the management and operations of the Strategic Petroleum Reserve.

NOTE 4 – SPECIAL CHARGES FOR RESTRUCTURING ACTIVITIES

Global Competitiveness Initiative

In the third quarter of 2012, we announced the Global Competitiveness Initiative (“GCI”) to enhance competitiveness, better position B&W for growth, and improve profitability. In conjunction with GCI, during the year ended December 31, 2014, we incurred $0.2 million of expenses related to employee termination benefits and $3.1 million of expenses related to facility consolidation. During the year ended December 31, 2013, we reduced our workforce and initiated other actions, resulting in $23.7 million of expenses related to employee termination benefits, $8.5 million of expenses related to consulting and GCI administrative costs, and $7.4 million of expenses related to facility consolidation.

Other Restructuring Actions

In the first quarter of 2014, we announced a margin improvement program in our Power Generation and Nuclear Energy segments. In the year ended December 31, 2014, we incurred $26.8 million of expenses related to this project, including $12.8 million of expenses related to employee termination benefits, $3.2 million of expenses related to consulting and administrative costs and $10.8 million of expenses related to facility consolidation.

In the year ended December 31, 2014, we also incurred $10.6 million of expenses related to the restructuring of our mPower program, including $7.3 million of expenses related to employee termination benefits, $3.0 million of expenses related to consulting and administrative costs and $0.3 million of expenses related to facility consolidation.

Additionally, we incurred expenses related to employee termination benefits totaling $0.4 million for the year ended December 31, 2014 related to restructuring of our Technical Services segment.

	Year Ended December 31,
	2014	2013
	(In thousands)
Liability balance at the beginning of the period	$10,054	$—
Special charges for restructuring activities(1)	30,298	36,150
Payments	(30,321)	(26,096)
Translation and other	(366)	—
Liability balance at the end of the period	$9,665	$10,054

(1)	Excludes non-cash charges of $10.8 million and $3.4 million for the years ended December 31, 2014 and 2013, respectively, which did not impact the restructuring liability.

At December 31, 2014, unpaid restructuring charges totaled $8.8 million for employee termination benefits and $0.9 million related to consulting and administrative costs.

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

We are currently under audit by various state and international authorities. With few exceptions, we do not have any returns under examination for years prior to 2010.

We apply the provisions of FASB Topic Income Taxes regarding the treatment of uncertain tax positions. A reconciliation of unrecognized tax benefits follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of period	$5,730	$4,487	$32,357
Increases based on tax positions taken in the current year	868	732	980
Increases based on tax positions taken in the prior years	3,536	1,546	65
Decreases based on tax positions taken in the prior years	(260)	(167)	(3,114)
Decreases due to settlements with tax authorities	(350)	—	(1,101)
Decreases due to lapse of applicable statute of limitation	—	(868)	(24,700)

Balance at end of period	$9,524	$5,730	$4,487

Of the $9.5 million balance of unrecognized tax benefits at December 31, 2014, $7.3 million would reduce our effective tax rate if recognized.

We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. During the year ended December 31, 2014, we recorded an increase in our accruals of $0.5 million, resulting in recorded liabilities of approximately $0.9 million for the payment of tax-related interest and penalties. At December 31, 2013 and 2012, our recorded liabilities for the payment of tax-related interest and penalties totaled approximately $0.4 million and $0.3 million, respectively.

We believe that, within the next 12 months, it is reasonably possible that our previously unrecognized tax benefits could decrease by $3.0 million.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Pension liability	$210,580	$105,370
Accrued warranty expense	16,116	18,003
Accrued vacation pay	12,968	12,865
Accrued liabilities for self-insurance (including postretirement health care benefits)	27,881	33,349
Accrued liabilities for executive and employee incentive compensation	26,731	45,413
Environmental and products liabilities	22,353	8,858
Investments in joint ventures and affiliated companies	23,285	23,780
Long-term contracts	13,885	37,684
Net operating loss carryforward	13,931	12,539
State tax net operating loss carryforward	19,417	21,252
Foreign tax credit carryforward	2,959	320
Other	24,362	7,135

Total deferred tax assets	414,468	326,568
Valuation allowance for deferred tax assets	(22,196)	(24,872)

Deferred tax assets	392,272	301,696

Deferred tax liabilities:
Property, plant and equipment	20,004	35,797
Long-term contracts	27,707	27,628
Intangibles	32,220	29,388
Other	9,716	8,631

Total deferred tax liabilities	89,647	101,444

Net deferred tax assets	$302,625	$200,252

Income before provision for income taxes was as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
U.S.	$(4,705)	$399,263	$222,840
Other than U.S.	10,171	117,910	96,578

Income before provision for income taxes	$5,466	$517,173	$319,418

The provision for income taxes consisted of:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current:
U.S. – federal	$67,010	$70,660	$39,784
U.S. – state and local	5,955	6,388	7,979
Other than U.S.	6,741	13,467	11,060

Total current	79,706	90,515	58,823

Deferred:
U.S. – Federal	(86,022)	69,810	24,560
U.S. – State and local	(3,945)	6,546	6,545
Other than U.S.	(5,730)	17,712	11,933

Total deferred (benefit) provision	(95,697)	94,068	43,038

Provision for income taxes	$(15,991)	$184,583	$101,861

The following is a reconciliation of the U.S. statutory federal tax rate (35%) to the consolidated effective tax rate:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory (benefit) rate	35.0%	35.0%	35.0%
State and local income taxes	(10.1)	2.5	4.3
Foreign rate differential	(72.5)	(2.5)	(4.1)
Foreign operations	19.5	—	0.5
Tax credits	(75.0)	(2.0)	(2.5)
Dividends and deemed dividends from affiliates	(70.0)	1.2	2.3
Valuation allowances	(49.0)	0.9	3.4
Uncertain tax positions	25.2	0.3	(9.0)
Non-deductible expenses	52.7	0.4	1.3
Manufacturing deduction	(169.9)	(1.4)	(1.3)
Minority interest	28.0	1.0	1.1
Other	(6.5)	0.3	0.9

Effective tax rate	(292.6)%	35.7%	31.9%

At December 31, 2014, we had a valuation allowance of $22.2 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.

The following is an analysis of our valuation allowance for deferred tax assets:

	Beginning Balance	Charges To Costs and Expenses	Charged To Other Accounts	Ending Balance
	(In thousands)
Year Ended December 31, 2014	$(24,872)	2,676	—	$(22,196)
Year Ended December 31, 2013	$(19,979)	(4,893)	—	$(24,872)
Year Ended December 31, 2012	$(9,354)	(10,625)	—	$(19,979)

We have foreign net operating loss benefits of $11.1 million available to offset future taxable income in foreign jurisdictions. Of the foreign net operating loss benefits, $0.9 million is scheduled to expire in 2017 to 2033. We have foreign tax credit carryovers of $2.9 million which will not expire until 2018. We have state net operating losses of $29.9 million available to offset future taxable income in various states. Our state net operating loss carryforwards begin to expire in the year 2015. We are carrying a valuation allowance of $18.7 million against the deferred tax asset related to the state loss carryforwards.

We would be subject to withholding taxes if we were to distribute earnings from certain foreign subsidiaries. For the year ended December 31, 2014, the undistributed earnings of these subsidiaries were $347.1 million. Unrecognized deferred income tax liabilities, including withholding taxes, of approximately $44.1 million would be payable upon distribution of these earnings. We have provided tax of $0.6 million on earnings we intend to remit. All other earnings are considered permanently reinvested.

NOTE 6 – LONG-TERM DEBT AND NOTES PAYABLE

	December 31,
	2014	2013
	(In thousands)
Long-term debt consists of:
Secured Debt:
Credit Facility	$300,000	$—
Power Generation – various notes payable	—	444
Other	—	3

	300,000	447
Less: Amounts due within one year	15,000	222

Long-term debt	$285,000	$225

Notes payable and current maturities of long-term debt consist of:
Short-term lines of credit	$3,215	$4,449
Current maturities of long-term debt	15,000	222

Total	$18,215	$4,671

Weighted average interest rate on short term borrowings	2.6%	6.6%

Our short-term lines of credit represent borrowings by one of our subsidiaries. We have included this amount in notes payable and current maturities of long-term debt on our consolidated balance sheets. This facility is renewable annually and the interest rate associated with this line of credit was 6.3% per annum at December 31, 2014.

Maturities of long-term debt during the five years subsequent to December 31, 2014 are as follows: 2015 – $18.2 million; 2016 – $15.0 million; 2017 – $15.0 million; 2018 – $15.0 million; and 2019 – $240.0 million.

Credit Facility

On June 24, 2014, B&W entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent, which amends and restates our previous Credit Agreement dated June 8, 2012. The New Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate amount of up to $1.0 billion and a term loan facility of $300 million. The New Credit Agreement is scheduled to mature on June 24, 2019. The proceeds of the New Credit Agreement are available for the issuance of letters of credit, working capital needs and other general corporate purposes. The New Credit Agreement includes provisions that allow for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $400 million for all incremental term loan, revolving credit borrowings and letter of credit commitments.

The New Credit Agreement is guaranteed by substantially all of B&W’s wholly owned domestic subsidiaries. Obligations under the New Credit Agreement are secured by first-priority liens on certain assets owned by B&W and the guarantors (other than our subsidiaries comprising our Nuclear Operations and Technical Services segments). If the corporate family rating of B&W and its subsidiaries from Moody’s is Baa3 or better (with a stable outlook or better), the corporate rating of B&W and its subsidiaries from S&P is BBB- or better (with a stable outlook or better), and other conditions are met, the liens securing obligations under the New Credit Agreement will be released, subject to reinstatement upon the terms set forth in the New Credit Agreement. B&W’s current corporate family rating from Moody’s is Ba1 and its current corporate rating from S&P is BB+.

The New Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. Beginning with the first quarter of 2015, we are also required to make quarterly amortization payments on the term loan portion of the New Credit Agreement in an amount equal to 1.25% of the aggregate principal amount of the term loan facility. We may prepay all loans under the New Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements. We are also required to make certain prepayments on any outstanding term loans under the New Credit Agreement after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions and our right to reinvest such proceeds in certain circumstances, all as more particularly set forth in the New Credit Agreement.

The New Credit Agreement contains financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt and mergers. At December 31, 2014, we were in compliance with all covenants set forth in the New Credit Agreement.

Loans outstanding under the New Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 2.00% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month Eurocurrency rate plus 1.00%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 1.00% per year. The applicable margin for loans varies depending on the credit ratings of the New Credit Agreement. Under the New Credit Agreement, we are charged a commitment fee on the unused portions of the New Credit Agreement, and that fee varies between 0.200% and 0.350% per year depending on the credit ratings of the New Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.250% and 2.000% per year with respect to the amount of each financial letter of credit issued under the New Credit Agreement and a letter of credit fee of between 0.725% and 1.125% per year with respect to the amount of each performance letter of credit issued under the New Credit Agreement, in each case depending on the credit ratings of the New Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the New Credit Agreement. In connection with entering into the New Credit Agreement, we paid upfront fees to the lenders thereunder, and arrangement and other fees to the arrangers and agents of the New Credit Agreement. At December 31, 2014, borrowings outstanding totaled $300.0 million under our term loan. Letters of credit issued under the New Credit Agreement totaled $171.9 million, resulting in $828.1 million available for borrowings or to meet letter of credit requirements.

Based on the current credit ratings of the New Credit Agreement, the applicable margin for Eurocurrency rate loans is 1.375%, the applicable margin for base rate loans is 0.375%, the letter of credit fee for financial letters of credit is 1.375%, the letter of credit fee for performance letters of credit is 0.80%, and the commitment fee for unused portions of the New Credit Agreement is 0.225%. The New Credit Agreement does not have a floor for the base rate or the Eurocurrency rate. As of December 31, 2014, the interest rate on our term loan borrowings was 1.54%.

The New Credit Agreement generally includes customary events of default for a secured credit facility. If any default occurs under the New Credit Agreement, or if we are unable to make any of the representations and warranties in the New Credit Agreement, we will be unable to borrow funds or have letters of credit issued under the New Credit Agreement.

Other Arrangements

Certain subsidiaries within our Power Generation segment have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees as of December 31, 2014 was $101.5 million.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety’s discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2014, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $437.9 million.

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

Effective January 1, 2012, a defined contribution component was adopted applicable to Babcock & Wilcox Canada, Ltd. (the “Canadian Plans”). Any employee with less than two years of continuous service as of December 31, 2011 was required to enroll in the defined contribution component of the Canadian Plans as of January 1, 2012 or upon the completion of six months of continuous service, whichever is later. These and future employees will not be eligible to enroll in the defined benefit component of the Canadian Plans. Additionally, during the third quarter of 2014, benefit accruals under certain hourly Canadian pension plans were ceased with an effective date of January 1, 2015. This amendment to the Canadian Plans is reflected as a curtailment in 2014.

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

Obligations and Funded Status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2014	2013	2014	2013
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$2,570,095	$2,779,990	$95,906	$116,256
Service cost	37,878	46,417	777	975
Interest cost	119,368	111,200	3,827	3,745
Plan participants’ contributions	264	266	1,546	1,055
Curtailments	772	—	—	—
Amendments	305	3,105	—	—
Acquisition	5,108	—	—	—
Settlements	(23,339)	(21,862)	—	—
Actuarial loss (gain)	366,146	(195,290)	12,974	(16,335)
Foreign currency exchange rate changes	(20,709)	(17,465)	(691)	(655)
Benefits paid	(146,900)	(136,266)	(7,902)	(9,135)

Benefit obligation at end of period	$2,908,988	$2,570,095	$106,437	$95,906

Change in plan assets:
Fair value of plan assets at beginning of period	$2,181,323	$2,127,694	$43,274	$37,324
Actual return on plan assets	288,630	155,071	(415)	6,056
Plan participants’ contributions	264	266	1,546	1,055
Company contributions	63,649	70,681	5,248	7,974
Settlements	(23,339)	(21,862)	—	—
Foreign currency exchange rate changes	(19,183)	(14,261)	—	—
Benefits paid	(146,900)	(136,266)	(7,902)	(9,135)

Fair value of plan assets at the end of period	2,344,444	2,181,323	41,751	43,274

Funded status	$(564,544)	$(388,772)	$(64,686)	$(52,632)

Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$(4,051)	$(54,391)	$(6,473)	$(9,438)
Accumulated postretirement benefit obligation	—	—	(58,213)	(43,194)
Pension liability	(562,176)	(334,538)	—	—
Prepaid pension	1,683	157	—	—

Accrued benefit liability, net	$(564,544)	$(388,772)	$(64,686)	$(52,632)

Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost (credit)	$14,204	$18,237	$(2,181)	$(2,338)

Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$2,789,053	$2,433,369	N/A	N/A
Accumulated benefit obligation	$2,770,436	$2,406,269	$106,437	$95,906
Fair value of plan assets	$2,222,825	$2,047,507	$41,751	$43,274
Plans with plan assets in excess of accumulated benefit obligation
Projected benefit obligation	$119,935	$136,726	N/A	N/A
Accumulated benefit obligation	$117,503	$132,221	$—	$—
Fair value of plan assets	$121,619	$133,816	$—	$—

	Pension Benefits Year Ended December 31,			Other Benefits Year Ended December 31,
	2014	2013	2012	2014	2013	2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$37,878	$46,417	$46,828	$777	$975	$1,138
Interest cost	119,368	111,200	122,605	3,827	3,745	5,124
Expected return on plan assets	(149,231)	(147,621)	(136,913)	(2,295)	(2,116)	(1,930)
Amortization of prior service cost	2,672	3,158	3,579	(163)	(148)	(139)
Recognized net actuarial loss (gain)	229,053	(202,442)	34,496	12,574	(20,483)	(2,456)

Net periodic benefit cost (income)	$239,740	$(189,288)	$70,595	$14,720	$(18,027)	$1,737

Recognized net actuarial loss (gain) consists primarily of our reported actuarial loss (gain), curtailments, and the difference between the actual return on plan assets and the expected return on plan assets. Additionally, we adjusted our mortality assumption in the year ended December 31, 2014, resulting in a $117.7 million increase in our pension liability. As discussed in Note 16, we have excluded the recognized net actuarial loss (gain) from our reportable segments and such amount has been reflected in Note 16 as the Mark to Market Adjustment in the reconciliation of reportable segment income to consolidated operating income. The recognized net actuarial loss (gain) and the affected consolidated statements of income line items are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cost of operations	$223,269	$(191,352)	$23,893
Selling, general and administrative expenses	17,887	(31,384)	7,997
Other-net	471	(189)	150

Total	$241,627	$(222,925)	$32,040

Additional Information

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2014	2013	2014	2013
	(In thousands)
Increase (decrease) in accumulated other comprehensive income due to actuarial losses - before taxes	$(1,351)	$(3,105)	$—	$—

In the current fiscal year, we have recognized expense (income) in other comprehensive income as a component of net periodic benefit cost of approximately $2.7 million and $(0.2) million for our pension benefits and other benefits, respectively. In the next fiscal year, we expect to recognize expense (income) in other comprehensive income as a component of net periodic benefit cost of approximately $2.2 million and $(0.2) million for our pension benefits and other benefits, respectively.

Assumptions

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	3.99%	4.78%	3.74%	4.23%
Rate of compensation increase	2.57%	2.56%	—	—
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.78%	4.09%	4.23%	3.43%
Expected return on plan assets	7.00%	7.06%	5.73%	5.74%
Rate of compensation increase	2.56%	2.57%	—	—

The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, we use a building-block approach. Historic real return trends for the various asset classes in the plan’s portfolio are combined with anticipated future market conditions to estimate the real rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the classes within the total asset portfolio. We are using an expected return on plan assets assumption of 7.2% for the majority of our existing pension plan assets (approximately 90% of our total pension assets at December 31, 2014).

Our existing other benefit plans are unfunded, with the exception of the NFS postretirement benefit plans. These plans provide health benefits to certain salaried and hourly employees, as well as retired employees, of NFS. Approximately 87% of total assets for these postretirement benefit plans are contributed into a Voluntary Employees’ Beneficiary Association trust.

	2014	2013
Assumed health care cost trend rates at December 31
Health care cost trend rate assumed for next year	7.50%	8.00%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2021	2021

Assumed health care cost trend rates have a significant effect on the amounts we report for our health care plan. A one-percentage-point change in our assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost	$425	$(331)
Effect on postretirement benefit obligation	$8,802	$(7,400)

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

Allocations to each asset class for both domestic and foreign plans are reviewed periodically and rebalanced, if appropriate, to assure the continued relevance of the goals, objectives and strategies. The pension trusts for both our domestic and foreign plans employ a professional investment advisor and a number of professional investment managers whose individual benchmarks are, in the aggregate, consistent with the plan’s overall investment objectives. The goals of each investment manager are (1) to meet (in the case of passive accounts) or exceed (for actively managed accounts) the benchmark selected and agreed upon by the manager and the pension trust and (2) to display an overall level of risk in its portfolio that is consistent with the risk associated with the agreed upon benchmark.

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

The assets of the domestic pension plans are commingled for investment purposes and held by the trustee in The Babcock & Wilcox Company Master Trust (the “Master Trust”). For the years ended December 31, 2014 and 2013, the investment return on domestic plan assets of the Master Trust (net of deductions for management fees) was approximately 14% and 7%, respectively.

The following is a summary of the asset allocations for the Master Trust at December 31, 2014 and 2013 by asset category:

	2014	2013
Asset Category:
Fixed Income (excluding U. S. Government Securities)	38%	30%
Commingled and Mutual Funds	33%	36%
U.S. Government Securities	15%	18%
Equity Securities	7%	7%
Partnerships with Security Holdings	5%	6%
Real Estate	1%	1%
Other	1%	2%

Total	100%	100%

The target allocation for 2015 for the domestic plans, by asset class, is as follows:

Asset Class:
Fixed Income	55%
Equities	45%

Foreign Plans

We sponsor various plans through certain of our foreign subsidiaries. These plans are the Canadian Plans and the Diamond Power Specialty Limited Retirement Benefits Plan (the “Diamond UK Plan”).

The combined weighted average asset allocations of these plans at December 31, 2014 and 2013 by asset category were as follows:

	2014	2013
Asset Category:
Equity Securities and Commingled Mutual Funds	55%	58%
Fixed Income	43%	39%
Other	2%	3%

Total	100%	100%

The target allocation for 2015 for the foreign plans, by asset class, is as follows:

	Canadian Plans	Diamond UK Plan
Asset Class:
U. S. Equity	17%	12%
Global Equity	38%	15%
Fixed Income	45%	73%

Fair Value

See Note 15 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total investments for our plans measured at fair value at December 31, 2014:

	12/31/14	Level 1	Level 2	Level 3
	(In thousands)
Pension and Other Benefits:
Fixed Income	$907,046	$—	$907,046	$—
Equities	141,471	141,471	—	—
Commingled and Mutual Funds	839,472	24,852	814,620	—
U.S. Government Securities	324,169	308,867	15,302	—
Partnerships with Security Holdings	110,565	—	—	110,565
Real Estate	4,831	—	—	4,831
Cash and Accrued Items	58,641	51,700	6,941	—

Total Assets	$2,386,195	$526,890	$1,743,909	$115,396

The following is a summary of total investments for our plans measured at fair value at December 31, 2013:

	12/31/13	Level 1	Level 2	Level 3
	(In thousands)
Pension and Other Benefits:
Fixed Income	$682,028	$—	$682,028	$—
Equities	144,438	144,438	—	—
Commingled and Mutual Funds	861,354	31,083	830,271	—
U.S. Government Securities	355,245	355,245	—	—
Partnerships with Security Holdings	116,154	—	—	116,154
Real Estate	6,214	—	—	6,214
Cash and Accrued Items	59,164	48,087	11,077	—

Total Assets	$2,224,597	$578,853	$1,523,376	$122,368

The following is a summary of the changes in the Plans’ Level 3 instruments measured on a recurring basis for the years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$122,368	$127,400
Issuances and acquisitions	10,387	6,016
Dispositions	(34,471)	(31,471)
Realized gain	24,835	18,058
Unrealized gain	(7,723)	2,365

Balance at end of period	$115,396	$122,368

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

Cash Flows

	Domestic Plans		Foreign Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2015	$330	$2,271	$14,618	N/A
Expected benefit payments:
2015	$140,258	$8,245	$10,538	$513
2016	145,703	7,832	10,832	501
2017	150,335	7,428	11,144	519
2018	154,417	7,258	11,536	544
2019	157,714	7,233	11,909	545
2020-2024	813,034	32,172	64,854	2,873

Defined Contribution Plans

We provide benefits under The Babcock & Wilcox Company Supplemental Executive Retirement Plan (the “SERP Plan”), which is a defined contribution plan. We recorded expense related to the SERP Plan of approximately $0.5 million, $0.7 million and $0.6 million in the years ended December 31, 2014, 2013 and 2012, respectively.

We also provide benefits under the Thrift Plan. The Thrift Plan generally provides for matching employer contributions of 50% of participants’ contributions up to 6% of compensation. These matching employer contributions are typically made in shares of B&W common stock. We also provide service-based cash contributions under the Thrift Plan to employees not accruing benefits under our defined benefit plans. Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $25.5 million, $24.3 million and $24.2 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Effective January 1, 2012, we adopted The Babcock & Wilcox Company Defined Contribution Restoration Plan (the “Restoration Plan”) to restore benefits that would be provided to participants in the Thrift Plan but are precluded by the application of certain sections of the Internal Revenue Code of 1986, as amended (the “Code”). Each participant who is precluded from receiving the full amount of service-based contributions otherwise provided under the Thrift Plan in a plan year by the application of Code Section 401(a)(17) or 415(c) shall be credited with an employer service-based contribution for such plan year equal to the excess of the amount of service-based contributions that would have been made to the participant’s Thrift Plan account without the application of Code Section 401(a)(17) and 415(c) for the plan year over the amount of service-based contribution actually made to such participant’s Thrift Plan account for the plan year. In addition, the Restoration Plan permits participants who are precluded from making the full amount of employee contributions to the Thrift Plan and receiving associated employer matching contributions by the application of Code Sections 401(a)(17) and 415(c) to elect to make deferral contributions and receive associated employer matching contributions under the Restoration Plan. Amounts charged to expense under the Restoration Plan totaled approximately $0.2 million, $0.2 million and $0.1 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Effective January 1, 2012, a defined contribution component was added to those Canadian Plans previously offering defined benefits to salaried employees. As of January 1, 2012, we made cash, service-based contributions under this arrangement. The amount charged to expense for employer contributions was approximately $0.6 million, $0.6 million and $0.5 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Multiemployer Plans

One of our subsidiaries in the Power Generation segment contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary.

The following table summarizes our contributions to multiemployer plans for the years covered by this report:

Pension Fund	EIN/PIN	Pension Protection Act Zone Zone Status		FIP/RP Status Pending/ Implemented	Contributions				Expiration Date Of Collective Bargaining Agreement

					2014	2013	2012	Surcharge Imposed
		2014	2013		(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Yellow	Yellow	Yes	$16.0	$19.0	$18.9	No	Described Below
All Other					4.6	11.9	5.3

					$20.6	$30.9	$24.2

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

NOTE 8 – CAPITAL STOCK

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

In the year ended December 31, 2014, we repurchased 4,687,500 shares of common stock for approximately $149.7 million. In the year ended December 31, 2013, we repurchased 5,620,690 shares of common stock for approximately $157.0 million, and in the year ended December 31, 2012, we repurchased 3,908,684 shares of common stock for approximately $96.7 million.

NOTE 9 – STOCK-BASED COMPENSATION

2010 Long-Term Incentive Plan of The Babcock & Wilcox Company

We established the 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (the “Plan”) allowing members of the Board of Directors, executive officers, key employees and consultants eligibility to participate in the Plan. The Compensation Committee of the Board of Directors selects the participants for the Plan. The Plan provides for a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units, performance shares and performance units, subject to satisfaction of specific performance goals. Shares subject to awards under the Plan that are cancelled, forfeited, terminated or expire unexercised, shall immediately become available for the granting of awards under this Plan. As part of the approval of the Plan, 10,000,000 shares of common stock were initially authorized for issuance through the Plan, with an additional 2,300,000 authorized for issuance during the year ended December 31, 2014. Options to purchase shares are granted at not less than 100% of the fair market value closing price on the date of grant, become exercisable at such time or times as determined when granted and expire not more than seven years after the date of grant.

At December 31, 2014, we had awarded 7,179,441 shares under the Plan and had a total of 5,120,559 shares of our common stock available for future awards. In the event of a change in control of our company, the terms of the awards under the Plan contain provisions that may cause restrictions to lapse and accelerate the vesting of plan awards.

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

Total stock-based compensation expense for all of our plans recognized for the years ended December 31, 2014, 2013 and 2012 totaled $9.8 million, $16.5 million and $18.3 million, respectively, with associated tax benefit recognized for the years ended December 31, 2014, 2013 and 2012 totaling $3.2 million, $6.2 million and $6.9 million, respectively.

As of December 31, 2014, unrecognized estimated compensation expense related to nonvested awards was $24.5 million, which is expected to be recognized over a weighted-average period of 1.9 years.

B&W Stock Options

The fair value of each option grant was estimated at the date of grant using Black-Scholes, with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	0.97%	0.56%	0.65%
Expected volatility	.30	.33	.36
Expected life of the option in years	3.76	3.93	3.98
Expected dividend yield	1.22%	1.19%	0%

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

The following table summarizes activity for our stock options for the year ended December 31, 2014 (share data in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	1,974	$26.87
Granted	943	32.66
Exercised	(194)	21.50
Cancelled/expired/forfeited	(176)	30.88

Outstanding at end of period	2,547	$29.15	4.9 Years	$6.3

Exercisable at end of period	989	$27.76	3.7 Years	$3.8

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2014. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.

The weighted-average fair value of the stock options granted in the years ended December 31, 2014, 2013 and 2012 was $7.03, $6.41 and $7.30, respectively.

During the years ended December 31, 2014, 2013 and 2012, the total intrinsic value of stock options exercised was $2.1 million, $2.3 million and $3.8 million, respectively. The actual tax benefits realized related to the stock options exercised during the year ended December 31, 2014 were $0.8 million.

B&W Performance Shares

Nonvested performance shares as of December 31, 2014 and changes during the year ended December 31, 2014 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	834	$29.07
Adjustment to assumed vesting percentage	(294)	27.38
Granted	365	32.79
Vested	(270)	32.77
Cancelled/forfeited	(100)	29.38

Nonvested at end of period	535	$30.64

For performance shares granted prior to 2014, the actual number of shares in which each participant vests is dependent upon achievement of certain Return on Invested Capital and Diluted Earnings Per Share targets over three-year performance periods. With respect to performance shares granted during 2014, the actual number of shares in which each participant vests is dependent upon those same targets as well as an additional Relative Total Shareholder Return target comparing B&W stock price performance to that of a custom peer group, over a three-year performance period. The number of shares in which participants can vest ranges from zero to 200% of the initial performance shares granted, to be determined upon completion of the three-year performance period. The nonvested shares at the end of the period in the table above assumes weighted-average vesting of 56%.

The actual tax benefits realized related to the performance shares vested during the year ended December 31, 2014 were $3.3 million.

B&W Restricted Stock Units

Nonvested restricted stock units as of December 31, 2014 and changes during the year ended December 31, 2014 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	385	$26.78
Granted	225	32.84
Vested	(206)	28.43
Cancelled/forfeited	(28)	29.02

Nonvested at end of period	376	$29.33

The actual tax benefits realized related to the restricted stock units vested during the year ended December 31, 2014 were $2.3 million.

Cash-Settled Stock Appreciation Rights

The fair value of each stock appreciation right grant was calculated at the grant date using Black-Scholes and was remeasured at the end of the reporting period with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.12%	0.77%	0.50%
Expected volatility	.25	0.30	0.32
Expected life of the option in years	3.21	3.21	3.55
Expected dividend yield	1.42%	1.19%	1.23%

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

The following table summarizes activity for our stock appreciation rights for the year ended December 31, 2014 (unit data in thousands):

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	96	$26.35
Granted	66	32.69
Exercised	(15)	26.07
Cancelled/expired/forfeited	(44)	30.28

Outstanding at end of period	103	$28.72	5.4 Years	$0.3

Exercisable at end of period	40	$26.35	5.0 Years	$0.2

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the stock appreciation rights holders had all holders exercised their rights on December 31, 2014. The intrinsic value is calculated as the total number of stock appreciation rights multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the stock appreciation rights. This amount changes based on the price of our common stock.

The weighted-average fair value as of December 31, 2014 for stock appreciation rights granted for the years ended December 31, 2014, 2013 and 2012 was $3.21, $3.95 and $4.16, respectively. The fair value is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.

Cash-Settled Performance Units

Nonvested cash-settled performance units as of December 31, 2014 and changes during the year ended December 31, 2014 were as follows (unit data in thousands):

	Number of Units	Weighted- Average Fair Value
Nonvested at beginning of period	51
Adjustment to assumed vesting percentage	(21)
Granted	34
Vested	—
Cancelled/forfeited	(27)

Nonvested at end of period	37	$30.30

For performance units granted prior to 2014, the actual number of units in which each participant vests is dependent upon achievement of certain Return on Invested Capital and Diluted Earnings Per Share targets over three-year performance periods. With respect to performance units granted during 2014, the actual number of units in which each participant vests is dependent upon those same targets as well as an additional Relative Total Shareholder Return target comparing B&W stock price performance to that of a custom peer group, over a three-year performance period. The number of units in which participants can vest ranges from zero to 200% of the initial performance units granted, to be determined upon completion of the three-year performance period. The nonvested shares at the end of the period in the table above assumes weighted-average vesting of 58%.

The weighted-average fair value for these cash-settled awards is based on our closing stock price as of December 31, 2014. The fair value is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.

Cash-Settled Restricted Stock Units

Nonvested restricted stock units as of December 31, 2014 and changes during the year ended December 31, 2014 were as follows (unit data in thousands):

	Number of Units	Weighted- Average Fair Value
Nonvested at beginning of period	23
Granted	12
Vested	(13)
Cancelled/forfeited	(9)

Nonvested at end of period	13	$30.30

The weighted-average fair value for these cash-settled awards is based on our closing stock price as of December 31, 2014. The fair value is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.

Thrift Plan

On August 13, 2010, 5,000,000 of the authorized and unissued shares of B&W common stock were reserved for issuance for the employer match to the Thrift Plan. Those matching employer contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, lay-off or approved disability. The Thrift Plan allows employees to sell their interest in B&W’s common stock fund at any time, except as limited by applicable securities laws and regulations. During the year ended December 31, 2014, we issued 436,246 shares of B&W’s common stock as employer contributions pursuant to the Thrift Plan. At December 31, 2014, 2,820,973 shares of B&W’s common stock remained available for issuance under the Thrift Plan.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Investigations and Litigation

Apollo and Parks Township

In January 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc. (the “B&W Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, additional suits have been filed by additional plaintiffs and there are currently sixteen lawsuits pending in the U.S. District Court for the Western District of Pennsylvania against the B&W Parties and ARCO, including the most recent claim filed in January 2015. In total, the suits presently involve approximately 94 primary claimants. The primary claimants allege, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in the Borough of Apollo and Parks Township, Pennsylvania (collectively, the “Apollo and Parks Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages, and in November 2014 delivered a demand of $125.0 million for the settlement of all then-filed actions. All of the suits, except for the most recent filing, have been consolidated for non-dispositive pre-trial matters. Fact discovery in the Apollo and Parks Litigation is now closed for all claims other than the most recent claim in January 2015, but no trial date has been set.

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

Berlin Station

Our subsidiary, Babcock & Wilcox Construction Co., Inc. (“BWCC”), is currently in a dispute with a customer in connection with a 75MW biomass-energy power plant that BWCC designed and built in Berlin, New Hampshire. The dispute primarily concerns material claims by BWCC against its customer for contract changes relating to schedule delays, delay costs, extra work, withheld payments, improper draws on letters of credit and withheld contract-retention amounts. The customer has made nine partial draws totaling approximately $11.0 million under letters of credit that were outstanding in connection with the project. These draws correspond to a total of approximately $11.9 million in alleged liquidated damages for delay (“Delay LDs”) on the project.

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

There is a risk that the customer will attempt to call all or part of the remaining $21.9 million of letters of credit during the pendency of this matter. We believe any such call would be wrongful and entitle us to return of the funds and other damages. We have made provisions in our financial statements as disclosed in Note 1 for Delay LDs called to date against the letters of credit and have not recorded offsetting claims revenue related to these calls in our financial statements.

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

Prairie Island

On November 12, 2014, one of our subsidiaries, Babcock & Wilcox Nuclear Energy, Inc. (“B&W NE”), filed suit in the District Court, 1st JDC, Goodhue County Minnesota, Docket No. 25.cv.14.2626, against both Northern States

Power Co. d/b/a Xcel Energy (“Xcel”) and SNC-Lavalin claiming $45.4 million in damages along with interest and attorneys’ fees for breach of contract and pursuant to a previously filed mechanic’s lien on Xcel’s property. The suit arises from a steam generator replacement project at Xcel’s Prairie Island Nuclear Generating Plant in Red Wing, Minnesota in which B&W NE served as subcontractor to SNC-Lavalin. B&W NE’s claims assert, among other things, that amounts owed to B&W NE have been improperly withheld and that Xcel was not entitled to impose certain liquidated damages for delay under the terms of B&W NE’s contract. As of December 31, 2014, Xcel and SNC-Lavalin have filed answers and limited counterclaims, but B&W NE believes the counterclaims are without merit.

New Mexico Environment Department

One of our subsidiaries owns a 30% interest in a joint venture, Nuclear Waste Partnership, LLC (“NWP”), which is executing a prime contract with the DOE for the management and operation of the DOE’s Waste Isolation Pilot Plant in Carlsbad, New Mexico (the “WIPP”). Another of our subsidiaries owns a 13% interest in a separate joint venture, Los Alamos National Security, LLC (“LANS”), which is executing a prime contract with the DOE/NNSA for the management and operation of the DOE’s Los Alamos National Laboratory (“Los Alamos”). On December 6, 2014, the DOE and each of its contractors, NWP and LANS, received Administrative Compliance Orders from the New Mexico Environment Department alleging violations of New Mexico environmental laws and regulations at both WIPP and Los Alamos associated with radiological incidents that occurred at the WIPP in February 2014. The Administrative Compliance Orders assessed civil penalties of approximately $17.75 million on the DOE and NWP and approximately $36.6 million on the DOE and LANS for the alleged violations at both the WIPP and Los Alamos. The DOE and the two joint ventures are pursuing negotiations with the New Mexico Environment Department over the alleged violations and proposed penalties. If civil penalties are ultimately imposed on the DOE, NWP and LANS for these incidents, either NWP or LANS, or both, may be required to pay civil penalties to the State of New Mexico and may be required to reimburse the DOE for a portion of such penalties assessed against the DOE by the State of New Mexico under the terms of their respective contracts with the DOE, in which case our subsidiaries may be required to make additional contributions to these joint ventures.

Other Litigation and Settlements

On December 17, 2014, an unfavorable jury verdict was delivered against The Babcock & Wilcox Company, Babcock & Wilcox Power Generation Group, Inc. Babcock & Wilcox Nuclear Energy and Babcock & Wilcox Canada Ltd. in a case entitled AREVA NP, INC. f/k/a Framatome ANP, Inc. v. The Babcock & Wilcox Company, et. al. in the amount of approximately $16 million. We strongly disagree with the verdict and believe the plaintiff’s claims are without merit. We have filed a post-trial motion requesting that the verdict be set aside or a new trial granted. Depending on the outcome of that proceeding we are evaluating our additional remedies, including a possible appeal to the Supreme Court of Virginia.

The case was filed August 26, 2011 in the Circuit Court for the City of Lynchburg, Commonwealth of Virginia and alleged that the B&W parties to the suit owed royalties on certain commercial nuclear contracts performed by the Company and certain of its subsidiaries since 2004. As a result of the jury’s decision and notwithstanding our evaluation of post-trial remedies, we have made provisions in our financial statements for the full amount of the jury award.

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

The Department of Environmental Protection of the Commonwealth of Pennsylvania (“PADEP”) advised us in March 1994 that it would seek monetary sanctions and remedial and monitoring relief related to the former production facility located in Parks Township, Pennsylvania (the “Parks Facility”). The relief sought was related to potential groundwater contamination resulting from previous operations at the facility. The Parks Facility was decommissioned in the 1990s, including facilities dismantlement and soil restoration. The NRC terminated the Parks Facility license in 2004 and released the facility for unrestricted use. What remains of the Parks Facility is currently owned by a subsidiary in our Nuclear Operations segment. Based on favorable results from groundwater sampling completed by our Nuclear Operations segment, we have sought approval by PADEP for release of the property, subject to limitations on future use, under Pennsylvania’s voluntary clean-up program.

We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the U.S. Environmental Protection Agency and the NRC.

The NRC’s decommissioning regulations require our Nuclear Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning each of its licensed facilities at the end of its service life. We provided financial assurance aggregating $44.2 million during the year ended December 31, 2014 with existing letters of credit for the ultimate decommissioning of these licensed facilities. These two facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. These letters of credit are to cover decommissioning required pursuant to work not subject to this DOE obligation.

Our compliance with U.S. federal, state and local environmental control and protection regulations resulted in pretax charges of approximately $13.6 million in the year ended December 31, 2014. In addition, compliance with existing environmental regulations necessitated capital expenditures of $0.3 million in the year ended December 31, 2014. At December 31, 2014 and 2013, we had total environmental accruals (including provisions for the facilities discussed above) of $59.9 million and $58.1 million, respectively. Of our total environmental accruals at December 31, 2014 and 2013, $3.6 million and $4.7 million, respectively, were included in current liabilities. Inherent in the estimates of those accruals and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.

Operating Leases

Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2014 are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2015	$9,896
2016	$7,049
2017	$6,067
2018	$4,956
2019	$3,489
Thereafter	$1,221

Total rental expense for the years ended December 31, 2014, 2013 and 2012 was $12.5 million, $11.6 million and $12.1 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

NOTE 11 – RISKS AND UNCERTAINTIES

Percentage-of-Completion Accounting

As of December 31, 2014, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.

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

NOTE 12 – FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

Our Power Generation and Nuclear Energy segments’ major customers are large utilities. The primary customer of our Nuclear Operations segment is the U.S. Government, including some of its contractors. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In the years ended December 31, 2014, 2013 and 2012, the U.S. Government accounted for approximately 45%, 38% and 34%, respectively, of our total revenues. Accounts receivable due directly or indirectly from the U.S. Government represented 25% and 20% of net receivables at December 31, 2014 and December 31, 2013, respectively. See Note 16 for additional information about our operations in different geographic areas.

We believe that our provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. At December 31, 2014 and 2013, the allowance for possible losses that we deducted from accounts receivable – trade on the accompanying consolidated balance sheets was $13.7 million and $3.6 million, respectively.

NOTE 13 – INVESTMENTS

The following is a summary of our investments at December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Trading securities
Corporate bonds – Centrus Energy Corp.	$2,628	$—	$(189)	$2,439

Available-for-sale securities
Equities – Centrus Energy Corp.	$3,088	$—	$—	$3,088
Mutual funds	3,906	293	—	4,199
Asset-backed securities and collateralized mortgage obligations	370	—	(51)	319
Commercial paper	2,398	—	—	2,398

Total	$12,390	$293	$(240)	$12,443

The following is a summary of our available-for-sale securities at December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Government and agency securities	$2,999	$1	$—	$3,000
Mutual funds	3,752	249	—	4,001
Asset-backed securities and collateralized mortgage obligations	472	8	(55)	425
Commercial paper	7,748	—	—	7,748

Total	$14,971	$258	$(55)	$15,174

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities is as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
	(In thousands)
Year Ended December 31, 2014	$32,089	$172	$—
Year Ended December 31, 2013	$168,879	$1,127	$—
Year Ended December 31, 2012	$247,649	$35	$—

NOTE 14 – DERIVATIVE FINANCIAL INSTRUMENTS

We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At December 31, 2014, we had deferred approximately $0.1 million of net losses on these derivative financial instruments in accumulated other comprehensive income. Assuming market conditions continue, we expect to recognize substantially all of this amount in the next twelve months.

At December 31, 2014, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $74.2 million at December 31, 2014, with maturities extending to December 2016. These instruments consist primarily of contracts to purchase or sell Canadian Dollars. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.

The following tables summarize our derivative financial instruments at December 31, 2014 and 2013:

	Asset and Liability Derivatives
	December 31,
	2014	2013
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$541	$1,139
Other assets	$—	$94
Accounts payable	$2,744	$581
Other liabilities	$743	$603
Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$176	$464
Other assets	$—	$50
Accounts payable	$284	$10

The effects of derivatives on our financial statements are outlined below:

	December 31,
	2014	2013
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of loss recognized in other comprehensive income	$(3,184)	$(5,936)
Gain (loss) reclassified from accumulated other comprehensive income into earnings: effective portion
Location
Revenues	$620	$(1,885)
Cost of operations	$(2,793)	$(2,174)
Other-net	$4	$144
Loss recognized in income: portion excluded from effectiveness testing
Location
Other-net	$(104)	$(349)
Derivatives Not Designated as Hedges:
Forward Contracts:
Gain (loss) recognized in income
Location
Other-net	$(184)	$96

NOTE 15 – FAIR VALUE MEASUREMENTS

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

The following sections describe the valuation methodologies we use to measure the fair values of our investments, derivatives and nonrecurring fair value measurements.

Investments

Investments primarily include U.S. Government and agency securities, money-market funds, mortgage-backed securities and shares of Centrus Energy Corp. common stock and bonds acquired through the reorganization of USEC Inc., as discussed below.

In general, and where applicable, we principally use a composite of observable prices and quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 and Level 2 investments.

Our investments are currently in an unrealized gain position totaling approximately $0.1 million at December 31, 2014. At December 31, 2013, we had an unrealized gain on our investments totaling approximately $0.2 million. Based on our analysis of these investments, we believe that none of our investments were other than temporarily impaired at December 31, 2014.

Centrus Energy Corp. Transaction

On September 5, 2014, the Bankruptcy Court for the District of Delaware approved and confirmed the proposed voluntary Chapter 11 pre-packaged or pre-arranged plan of reorganization of USEC Inc. (the “Plan”). USEC Inc. completed the final steps necessary to emerge from its Chapter 11 bankruptcy on September 30, 2014. The reorganized company is called Centrus Energy Corp. and trades on the New York Stock Exchange under the trading symbol LEU. Under the Plan, B&W received 7.98% of the Centrus Energy Corp. common stock and approximately $20.2 million in principal amount of 8.0% PIK Toggle Notes due 2019/2024 in exchange for its investment in USEC Series B-1 12.75% Convertible Preferred Stock and Warrants that we wrote off through impairments of $19.1 million and $27.0 million in the years ended December 31, 2013 and 2012, respectively. We recorded a gain in other income of $18.6 million in the third quarter of 2014 for the fair value of the Centrus Energy Corp. common stock and notes, which were trading at a discount to par value. We recognized an other than temporary impairment of $4.2 million on our Centrus Energy Corp. common stock in the fourth quarter of 2014 due to the severity of its decline in market value since its emergence from bankruptcy on September 30, 2014.

Fair Value Measurements

The following is a summary of our investments measured at fair value at December 31, 2014:

	12/31/14	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Corporate bonds – Centrus Energy Corp.	$2,439	$2,439	$—	$—

Available-for-sale securities
Equities – Centrus Energy Corp.	$3,088	$—	$3,088	$—
Mutual funds	4,199	—	4,199	—
Asset-backed securities and collateralized mortgage obligations	319		319	—
Commercial paper	2,398		2,398	—

Total	$12,443	$2,439	$10,004	$—

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2013:

	12/31/13	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$4,001	$—	$4,001	$—
U.S. Government and agency securities	3,000	3,000	—	—
Asset-backed securities and collateralized mortgage obligations	425	—	425	—
Commercial paper	7,748	—	7,748	—

Total	$15,174	$3,000	$12,174	$—

Derivatives

Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At December 31, 2014 and 2013, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars, with a total fair value of $(3.1) million and $0.6 million, respectively.

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

Long- and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at December 31, 2014 and December 31, 2013.

Guarantee. In the third quarter of 2014, B&W issued a letter of credit with a four year term totaling approximately $10 million in support of a bank loan borrowed by Thermax Babcock & Wilcox Energy Solutions Private Limited (“TBWES”). TBWES is an unconsolidated affiliate and the letter of credit can be drawn if TBWES defaults on the loan. We recognized the fair value of this guarantee totaling $1.7 million in other liabilities on our consolidated balance sheet at December 31, 2014 with an associated increase to our investments in unconsolidated affiliates.

NOTE 16 – SEGMENT REPORTING

Our reportable segments are Power Generation, Nuclear Operations, Technical Services, Nuclear Energy and mPower, as described in Note 1.

The operations of our segments are managed separately and each has unique technology, services and customer class. We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses, contract and insurance claims provisions, legal expenses, gains (losses) on sales of corporate assets, special charges for restructuring activities and mark to market charges related to our pension and postretirement benefit plans.

1. Information about Operations in our Different Industry Segments:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
REVENUES (1):
Power Generation	$1,486,029	$1,767,651	$1,785,959
Nuclear Operations	1,220,952	1,167,683	1,098,031
Technical Services	84,834	104,254	107,851
Nuclear Energy	154,721	283,857	325,655
mPower	278	1,523	326
Adjustments and Eliminations	(23,795)	(55,760)	(26,463)

	$2,923,019	$3,269,208	$3,291,359

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Power Generation Transfers	$5,896	$37,552	$7,932
Nuclear Operations Transfers	9,922	6,773	6,015
Technical Services Transfers	57	3,817	3,496
Nuclear Energy Transfers	7,920	7,618	8,992
mPower Transfers	—	—	28

	$23,795	$55,760	$26,463

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
OPERATING INCOME:
Power Generation	$98,557	$155,837	$183,387
Nuclear Operations	270,536	237,855	226,269
Technical Services	35,203	58,234	59,655
Nuclear Energy	(23,211)	8,641	50,649
mPower	(68,946)	(81,304)	(113,528)

	$312,139	$379,263	$406,432

Unallocated Corporate(1)	(32,514)	(26,039)	(27,953)
Special Charges for Restructuring Activities	(41,091)	(39,599)	—
Mark to Market Adjustment	(241,156)	222,737	(31,890)

Total Operating Income(2)	$(2,622)	$536,362	$346,589

Other Income (Expense):
Interest income	1,028	1,443	1,491
Interest expense	(7,579)	(3,115)	(3,735)
Other - net	14,639	(17,517)	(24,927)

Total Other Expense	8,088	(19,189)	(27,171)

Income before Provision for Income Taxes	$5,466	$517,173	$319,418

(1) Unallocated corporate includes general corporate overhead not allocated to segments
(2) Included in operating income is the following:

(Gains) Losses on Asset Disposals – Net:
Power Generation	$1,752	$1,181	$3,276
Nuclear Operations	—	163	(339)
Technical Services	—	—	(1,517)
Nuclear Energy	(665)	(28)	(1)
mPower	—	—	—
Unallocated Corporate	(6)	(267)	—

	$1,081	$1,049	$1,419

Equity in Income of Investees:
Power Generation	$8,682	$18,388	$17,402
Nuclear Operations	—	—	—
Technical Services	33,042	50,281	49,621
Nuclear Energy	32	(611)	(314)
mPower	—	—	—

	$41,756	$68,058	$66,709

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
SEGMENT ASSETS:
Power Generation	$1,018,149	$970,718	$1,059,824
Nuclear Operations	770,359	778,203	708,607
Technical Services	114,581	120,559	125,494
Nuclear Energy	427,412	439,325	391,096
mPower	17,233	21,790	10,137

Total Segment Assets	2,347,734	2,330,595	2,295,158
Corporate Assets	509,202	278,558	545,197

Total Assets	$2,856,936	$2,609,153	$2,840,355

CAPITAL EXPENDITURES:
Power Generation	$15,449	$15,280	$24,592
Nuclear Operations	34,777	31,572	44,810
Technical Services	66	98	—
Nuclear Energy	14,358	5,506	5,881
mPower	1,983	2,854	2,554

Segment Capital Expenditures	66,633	55,310	77,837
Corporate Capital Expenditures	9,396	9,640	8,798

Total Capital Expenditures	$76,029	$64,950	$86,635

DEPRECIATION AND AMORTIZATION:
Power Generation	$30,661	$23,892	$19,126
Nuclear Operations	54,524	26,975	32,013
Technical Services	3	185	244
Nuclear Energy	6,564	6,520	5,923
mPower	974	554	279

Segment Depreciation and Amortization	92,726	58,126	57,585
Corporate Depreciation and Amortization	13,072	12,399	12,112

Total Depreciation and Amortization	$105,798	$70,525	$69,697

INVESTMENT IN UNCONSOLIDATED AFFILIATES:
Power Generation	$109,248	$144,475	$139,399
Nuclear Operations	—	—	—
Technical Services	31,229	40,329	46,928
Nuclear Energy	27	27	27
mPower	—	—	—

Total Investment in Unconsolidated Affiliates	$140,504	184,831	$186,354

2. Information about our Product and Service Lines:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
REVENUES:
Power Generation:
New Build Environmental Equipment	$234,475	$434,228	$446,514
New Build Steam Generation Systems	358,539	454,277	511,201
Aftermarket Services	796,061	885,185	841,571
Industrial Environmental	105,400	—	—
Eliminations/Other	(8,446)	(6,039)	(13,327)

	1,486,029	1,767,651	1,785,959

Nuclear Operations:
Nuclear Component Program	1,208,505	1,153,216	1,086,081
Commercial Operations	773	7,681	5,908
Eliminations/Other	11,674	6,786	6,042

	1,220,952	1,167,683	1,098,031

Technical Services:
Commercial Operations	10,897	21,227	20,819
Nuclear Environmental Services	70,998	73,043	78,228
Management & Operation Contracts of U.S. Government Facilities	2,939	9,984	8,804
Eliminations/Other	—	—	—

	84,834	104,254	107,851

Nuclear Energy:
Nuclear Services	105,078	113,180	158,365
Nuclear Equipment	41,354	83,449	134,011
Nuclear Projects	8,289	87,002	33,319
Eliminations/Other	—	226	(40)

	154,721	283,857	325,655

mPower:	278	1,523	326

Eliminations	(23,795)	(55,760)	(26,463)

	$2,923,019	$3,269,208	$3,291,359

3. Information about our Consolidated Operations in Different Geographic Areas:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
REVENUES(1):
United States	$2,308,987	$2,589,521	$2,615,387
Canada	193,786	313,881	288,246
Denmark	65,436	56,336	18,504
United Kingdom	61,972	20,927	6,653
China	59,841	58,775	45,830
Sweden	29,786	37,823	101,688
Dominican Republic	27,399	473	687
Germany	22,792	22,869	34,364
Chile	15,686	9,240	11,582
Korea	14,149	9,033	14,461
Thailand	8,113	2,650	3,041
Colombia	8,037	44,622	1,163
Saudi Arabia	8,003	8,200	7,973
Singapore	7,527	2,507	171
France	7,057	3,930	2,384
Indonesia	5,324	6,227	7,828
India	5,070	4,670	13,306
Finland	4,926	—	—
Vietnam	3,829	1,946	459
Italy	3,540	4,156	8,477
Poland	3,343	1,748	415
Norway	3,199	2,594	9,939
Brazil	3,156	2,751	2,585
South Africa	3,137	2,208	2,993
Argentina	3,100	5,737	23,529
Trinidad	2,546	3,264	2,401
Australia	2,540	1,854	1,251
Mexico	2,344	3,461	3,384
Israel	2,088	2,919	2,502
Venezuela	2,041	448	832
Other Countries	34,265	44,438	59,324

	$2,923,019	$3,269,208	$3,291,359

(1)	We allocate geographic revenues based on the location of the customer’s operations.

NET PROPERTY, PLANT AND EQUIPMENT:
United States	$366,288	$367,672	$363,447
Canada	27,480	38,738	45,402
China	12,356	10,980	7,926
Mexico	12,106	8,312	8,302
United Kingdom	8,638	9,414	9,714
Denmark	6,963	8,715	8,565
Germany	1,536	2,060	2,284
Other Countries	1,268	1,188	1,381

	$436,635	$447,079	$447,021

4. Information about our Major Customers:

In the years ended December 31, 2014, 2013 and 2012, the U.S. Government accounted for approximately 45%, 38% and 34% of our total revenues, respectively. Substantially, these revenues are included in our Nuclear Operations and Technical Services segments.

NOTE 17 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014 Quarter Ended
	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
	(In thousands, except per share amounts)
Revenues	$662,017	$686,006	$737,902	$837,094
Operating income (1)	$53,640	$35,118	$65,160	$(156,540)
Equity in income of investees	$15,269	$13,183	$7,308	$5,996
Net income attributable to The Babcock & Wilcox Company	$45,044	$26,437	$61,214	$(103,307)
Earnings per common share:
Basic:
Net income attributable to The Babcock & Wilcox Company	$0.41	$0.24	$0.57	$(0.97)
Diluted:
Net income attributable to The Babcock & Wilcox Company	$0.41	$0.24	$0.57	$(0.97)

(1)	Includes equity in income of investees.

	Year Ended December 31, 2013 Quarter Ended
	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
	(In thousands, except per share amounts)
Revenues	$805,423	$886,136	$774,834	$802,815
Operating income (1)	$60,213	$98,706	$82,121	$295,322
Equity in income of investees	$14,787	$18,775	$18,151	$16,345
Net income attributable to The Babcock & Wilcox Company	$47,174	$72,870	$60,446	$165,588
Earnings per common share:
Basic:
Net income attributable to The Babcock & Wilcox Company	$0.41	$0.65	$0.54	$1.50
Diluted:
Net income attributable to The Babcock & Wilcox Company	$0.41	$0.65	$0.54	$1.48

(1)	Includes equity in income of investees.

Our March 31, 2014 quarter included contract losses of $7.6 million for additional costs to complete our Berlin Station project. Our September 30, 2014 quarter included a gain in other income of $18.6 million, with no related tax provision, for the receipt of Centrus Energy Corp. common stock and notes, which we received in exchange for our investment in USEC Inc. upon its emergence from Chapter 11 bankruptcy.

Our June 30, 2013 quarter included contract losses of $30.2 million for additional estimated costs to complete our Berlin Station project. Our December 31, 2013 quarter included a $19.1 million impairment of our investment in USEC Inc. with no related tax benefit.

We immediately recognize actuarial gains and losses for our pension and postretirement benefit plans into earnings in the fourth quarter of each year as a component of net periodic benefit cost. The effect of this adjustment, recorded in the quarters ended December 31, 2014 and 2013 on pre-tax income was $(230.5) million and $222.9 million, respectively. Additionally, in the quarter ended September 30, 2014, we recognized approximately $(11.1) million in pre-tax income because of the interim remeasurement requirements resulting from settlements of certain Canadian pension obligations. Included in the adjustment for the quarter ended December 31, 2013 is approximately $23 million ($17 million net of tax) of pension gains that should have been recognized in the quarter ended September 30, 2013 because of the interim remeasurement requirements resulting from settlements of certain Canadian pension obligations. The recognition of this amount in the quarter ended December 31, 2013 is not material to any interim period presented.

NOTE 18 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except shares and per share amounts)
Basic:
Net income attributable to The Babcock & Wilcox Company	$29,388	$346,078	$227,695

Weighted average common shares	108,477,262	111,901,750	118,418,930

Basic earnings per common share:
Net income attributable to The Babcock & Wilcox Company	$0.27	$3.09	$1.92

Diluted:
Net income attributable to The Babcock & Wilcox Company	$29,388	$346,078	$227,695

Weighted average common shares (basic)	108,477,262	111,901,750	118,418,930
Effect of dilutive securities:
Stock options, restricted stock and performance shares(1)	283,830	783,667	602,394

Adjusted weighted average common shares	108,761,092	112,685,417	119,021,324

Diluted earnings per common share:
Net income attributable to The Babcock & Wilcox Company	$0.27	$3.07	$1.91

(1)	At December 31, 2014, 2013 and 2012, we excluded from the diluted share calculation 1,698,106, 442,226, and 1,082,904 shares, respectively, related to stock options, as their effect would have been antidilutive.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item  9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded from our assessment the internal control over financial reporting at MEGTEC Holdings, Inc., which was acquired on June 20, 2014 and whose financial statements constitute 16% and 7% of net and total assets, respectively, 4% of revenues and 11% of net income of the our consolidated financial statement amounts as of and for the year ended December 31, 2014. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2014. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2014, and their report is included in Item 9A.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Babcock & Wilcox Company:

We have audited the internal control over financial reporting of The Babcock & Wilcox Company and subsidiaries (the “Company”) as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at MEGTEC Holdings, Inc. (“MEGTEC”), which was acquired on June 20, 2014 and whose financial statements constitute 16% and 7% of net and total assets, respectively, 4% of revenues, and 11% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at MEGTEC.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 25, 2015 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 25, 2015

Item 9B. OTHER INFORMATION

None

P A R T    I I I

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings “Election of Directors,” “Named Executive Profiles,” and “Executive Officers” in the Proxy Statement for our 2015 Annual Meeting of Stockholders. The information required by this item with respect to compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement for our 2015 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit and Finance Committee financial experts is incorporated by reference to the material appearing in the “Director Independence” and “Audit and Finance Committee” sections under the heading “Corporate Governance – Board of Directors and Its Committees” in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

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

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to (1) the Equity Compensation Plan Information table appearing in Item 5 – “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this report and (2) the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the material appearing under the headings “Corporate Governance – Director Independence” and “Certain Relationships and Related Transactions” in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2015” in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

P A R T    IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report or incorporated by reference:

1.	CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements for the Years Ended December 31, 2014, 2013 and 2012

2.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made of the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related footnotes contained in this report.

3.	EXHIBITS

Exhibit Number	Description

2.1	Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File no. 1-34658)).

3.1	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2	Amended and Restated Bylaws of The Babcock & Wilcox Company effective September 9, 2013 (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated September 11, 2013 (File No. 1-34658)).

4.1	Second Amended and Restated Credit Agreement, dated as of June 24, 2014, entered into by and among The Babcock & Wilcox Company, certain lenders and letter of credit issuers executing the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 24, 2014 (File No. 1-34658)).

4.2	Second Amended and Restated Pledge and Security Agreement, dated as of June 24, 2014, entered into by and among The Babcock & Wilcox Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 24, 2014 (File No. 1-34658)).

10.1	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.2	Cooperative Agreement, dated as of April 12, 2013, between Babcock & Wilcox mPower, Inc. and the United States Department of Energy (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated April 15, 2013 (File No. 1-34658)).

10.3*	The Babcock & Wilcox Executive Incentive Compensation Plan, as amended and restated as of February 22, 2011, (incorporated by reference to Appendix B to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.4*	Supplemental Executive Retirement Plan of The Babcock & Wilcox Company, as amended and restated December 8, 2010, (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated December 8, 2010 (File No. 1-34658)).

10.5*	The Babcock & Wilcox Company Defined Contribution Restoration Plan, effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-34658)).

10.6*	Change In Control Agreement between E. James Ferland and The Babcock & Wilcox Company effective November 8, 2013.

10.7*	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company and executive officers (other than Mr. Ferland) effective as of November 8, 2013.

10.8*	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company and selected officers (other than executive officers) effective as of November 8, 2013.

10.9*	Form of Director and Officer Indemnification Agreement entered into between The Babcock & Wilcox Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-34658)).

10.10*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-34658)).

10.11*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-34658)).

10.12*	2015 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company

10.13*	Form of 2015 Stock Option Grant Agreement for Employees

10.14*	Form of 2015 Restricted Stock Unit Grant Agreement for Employees (Ratable Vesting)

10.15*	Form of 2015 Restricted Stock Unit Grant Agreement for Employees (Cliff Vesting)

10.16*	2014 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.17 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.17*	Form of 2014 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.18 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.18*	Form of 2014 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.19 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.19*	Form of 2014 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.20 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.20*	2013 Notice of Grant under Amended and Restated 2010 Long-Term Inventive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.16 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.21*	Form of 2013 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.17 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.22*	Form of 2013 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.18 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.23*	Form of 2013 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.19 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.24*	2012 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.27 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.25*	Form of 2012 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.26*	Form of 2012 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.29 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.27*	Form of 2012 Performance Share Grant Agreement for Employees (incorporated by reference to Exhibit 10.30 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.28*	2011 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.23 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.29*	Form of 2011 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.24 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.30*	Form of 2011 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.25 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.31*	Form of 2011 Performance Share Grant Agreement for Employees (incorporated by reference to Exhibit 10.26 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.32*	Form of 2010 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.33*	Form of 2010 Stock Option Grant Agreement for Employees converted on the spin-off from awards of stock options to purchase shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.30 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.34*	The Babcock & Wilcox Company Executive Severance Plan dated November 5, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated November 5, 2012 (File No. 1-34658)).

10.35*	Separation Agreement between Mary Pat Salomone and The Babcock & Wilcox Company, dated May 6, 2013 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated May 6, 2013 (File No. 1-34658)).

10.36*	Retention Agreement by and between The Babcock & Wilcox Company and Christofer M. Mowry, dated as of December 17, 2013 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated December 19, 2013 (File No. 1-34658)).

10.37	Cooperation Agreement among The Babcock & Wilcox Company and Starboard Value LP, and certain of its affiliates, dated March 12, 2014 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 12, 2014 (File No. 1-34658)).

10.38*	Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, dated as of February 25, 2014 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated March 28, 2014 (File No. 1-34658)).

10.39*	Restructuring Transaction Severance Agreement between The Babcock & Wilcox Company and John A. Fees, dated November 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.40*	Restructuring Transaction Retention Agreement between The Babcock & Wilcox Company and E. James Ferland, dated November 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.41*	Employment Agreement among The Babcock & Wilcox Company, Babcock & Wilcox Power Generation Group, Inc. and E. James Ferland, dated November 5, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.42*	Form of Restructuring Transaction Retention Agreement between The Babcock & Wilcox Company and certain of our executive officers, dated November 5, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.43*	Form of Restructuring Transaction Severance Agreement between The Babcock & Wilcox Company and certain of our executive officers, dated November 5, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.44*	Restructuring Transaction Severance Agreement between The Babcock & Wilcox Company and J. Randall Data, dated November 5, 2014.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

95	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BABCOCK & WILCOX COMPANY
/s/ E. James Ferland

February 25, 2015	By:	E. James Ferland
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ E. James Ferland	President and Chief Executive Officer (Principal Executive Officer)
E. James Ferland

/s/ Anthony S. Colatrella	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)
Anthony S. Colatrella

/s/ David S. Black	Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Representative)
David S. Black

/s/ John A. Fees	Chairman of the Board and Director
John A. Fees

/s/ Jan A. Bertsch	Director
Jan A. Bertsch

/s/ Thomas A. Christopher	Director
Thomas A. Christopher

/s/ Brian K. Ferraioli	Director
Brian K. Ferraioli

/s/ Stephen G. Hanks	Director
Stephen G. Hanks

/s/ Richard W. Mies	Director
Richard W. Mies

/s/ Robert L. Nardelli	Director
Robert L. Nardelli

/s/ Larry L. Weyers	Director
Larry L. Weyers

  February 25, 2015

INDEX TO EXHIBITS

Exhibit Number	Description	Sequentially Numbered Pages

2.1	Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File no. 1-34658)).

3.1	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2	Amended and Restated Bylaws of The Babcock & Wilcox Company effective September 9, 2013 (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated September 11, 2013 (File No. 1-34658)).

4.1	Second Amended and Restated Credit Agreement, dated as of June 24, 2014, entered into by and among The Babcock & Wilcox Company, certain lenders and letter of credit issuers executing the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 24, 2014 (File No. 1-34658)).

4.2	Second Amended and Restated Pledge and Security Agreement, dated as of June 24, 2014, entered into by and among The Babcock & Wilcox Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated June 24, 2014 (File No. 1-34658)).

10.1	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.2	Cooperative Agreement, dated as of April 12, 2013, between Babcock & Wilcox mPower, Inc. and the United States Department of Energy (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated April 15, 2013 (File No. 1-34658)).

10.3*	The Babcock & Wilcox Executive Incentive Compensation Plan, as amended and restated as of February 22, 2011, (incorporated by reference to Appendix B to The Babcock & Wilcox Company’s Proxy Statement dated April 1, 2011 (File No. 1-34658)).

10.4*	Supplemental Executive Retirement Plan of The Babcock & Wilcox Company, as amended and restated December 8, 2010, (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated December 8, 2010 (File No. 1-34658)).

10.5*	The Babcock & Wilcox Company Defined Contribution Restoration Plan, effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-34658)).

10.6*	Change In Control Agreement between E. James Ferland and The Babcock & Wilcox Company effective November 8, 2013.

10.7*	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company and executive officers (other than Mr. Ferland) effective as of November 8, 2013.

10.8*	Form of Change in Control Agreement entered into among The Babcock & Wilcox Company and selected officers (other than executive officers) effective as of November 8, 2013.

10.9*	Form of Director and Officer Indemnification Agreement entered into between The Babcock & Wilcox Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-34658)).

10.10*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.2 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-34658)).

10.11*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.3 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-34658)).

10.12*	2015 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company

10.13*	Form of 2015 Stock Option Grant Agreement for Employees

10.14*	Form of 2015 Restricted Stock Unit Grant Agreement for Employees (Ratable Vesting)

10.15*	Form of 2015 Restricted Stock Unit Grant Agreement for Employees (Cliff Vesting)

10.16*	2014 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.17 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.17*	Form of 2014 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.18 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.18*	Form of 2014 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.19 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.19*	Form of 2014 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.20 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.20*	2013 Notice of Grant under Amended and Restated 2010 Long-Term Inventive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.16 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.21*	Form of 2013 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.17 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.22*

Form of 2013 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.18 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.23*	Form of 2013 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.19 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.24*	2012 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.27 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.25*	Form of 2012 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.26*	Form of 2012 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.29 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.27*	Form of 2012 Performance Share Grant Agreement for Employees (incorporated by reference to Exhibit 10.30 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.28*	2011 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.23 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.29*	Form of 2011 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.24 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.30*	Form of 2011 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.25 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.31*	Form of 2011 Performance Share Grant Agreement for Employees (incorporated by reference to Exhibit 10.26 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.32*	Form of 2010 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.33*	Form of 2010 Stock Option Grant Agreement for Employees converted on the spin-off from awards of stock options to purchase shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.30 to The Babcock & Wilcox Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.34*	The Babcock & Wilcox Company Executive Severance Plan dated November 5, 2012 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated November 5, 2012 (File No. 1-34658)).

10.35*	Separation Agreement between Mary Pat Salomone and The Babcock & Wilcox Company, dated May 6, 2013 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated May 6, 2013 (File No. 1-34658)).

10.36*

Retention Agreement by and between The Babcock & Wilcox Company and Christofer M. Mowry, dated as of December 17, 2013 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated December 19, 2013 (File No. 1-34658)).

10.37	Cooperation Agreement among The Babcock & Wilcox Company and Starboard Value LP, and certain of its affiliates, dated March 12, 2014 (incorporated by reference to Exhibit 10.1 to The Babcock & Wilcox Company’s Current Report on Form 8-K dated March 12, 2014 (File No. 1-34658)).

10.38*	Amended and Restated 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company, dated as of February 25, 2014 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated March 28, 2014 (File No. 1-34658)).

10.39*	Restructuring Transaction Severance Agreement between The Babcock & Wilcox Company and John A. Fees, dated November 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.40*	Restructuring Transaction Retention Agreement between The Babcock & Wilcox Company and E. James Ferland, dated November 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.41*	Employment Agreement among The Babcock & Wilcox Company, Babcock & Wilcox Power Generation Group, Inc. and E. James Ferland, dated November 5, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.42*	Form of Restructuring Transaction Retention Agreement between The Babcock & Wilcox Company and certain of our executive officers, dated November 5, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.43*	Form of Restructuring Transaction Severance Agreement between The Babcock & Wilcox Company and certain of our executive officers, dated November 5, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.44*	Restructuring Transaction Severance Agreement between The Babcock & Wilcox Company and J. Randall Data, dated November 5, 2014.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

95	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.