Form 10-K/A
period 2014-12-31
Babcock & Wilcox Co
filed 2015-02-26
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of shares of the registrant’s common stock outstanding at January 31, 2015 was 106,710,346.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2014 originally filed with the Securities and Exchange Commission on February 25, 2015 (the “Form 10-K”), is to correct the number of shares of our common stock outstanding at January 31, 2015 on the cover page of such Form 10-K. The correct number of shares of our common stock outstanding at January 31, 2015 was 106,710,346.

This Form 10-K/A has not been updated for events occurring after the filing of the Form 10-K, and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of our Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of the Annual Report on Form 10-K of The Babcock & Wilcox Company for the year ended December 31, 2014, as amended by this Amendment No. 1 on Form 10-K/A:

3.	EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BABCOCK & WILCOX COMPANY

February 26, 2015	By:	/s/ E. James Ferland
E. James Ferland
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Sequentially Numbered Pages

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document