Form 10-Q
period 2015-03-31
Babcock & Wilcox Co
filed 2015-05-06
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock outstanding at April 30, 2015 was 106,987,776.

THE BABCOCK & WILCOX COMPANY

INDEX – FORM 10-Q

PART I

THE BABCOCK & WILCOX COMPANY

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands)

Current Assets:
Cash and cash equivalents	$274,394	$312,969
Restricted cash and cash equivalents	50,670	54,497
Investments	10,469	4,837
Accounts receivable – trade, net	404,941	430,600
Accounts receivable – other	51,448	44,299
Contracts in progress	395,542	398,373
Inventories	109,659	108,637
Deferred income taxes	73,892	73,479
Other current assets	49,820	46,111

Total Current Assets	1,420,835	1,473,802

Property, Plant and Equipment	1,171,347	1,167,581
Less accumulated depreciation	742,704	730,946

Net Property, Plant and Equipment	428,643	436,635

Investments	8,263	7,606

Goodwill	376,478	379,192

Deferred Income Taxes	250,221	245,766

Investments in Unconsolidated Affiliates	133,691	140,504

Intangible Assets	105,573	110,873

Other Assets	68,430	62,558

TOTAL	$2,792,134	$2,856,936

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands, except share and per share amounts)

Current Liabilities:
Notes payable and current maturities of long-term debt	$18,219	$18,215
Accounts payable	199,349	247,629
Accrued employee benefits	86,673	124,897
Accrued liabilities – other	101,512	97,207
Advance billings on contracts	254,844	255,535
Accrued warranty expense	53,722	53,624
Income taxes payable	19,421	22,529

Total Current Liabilities	733,740	819,636

Long-Term Debt	281,250	285,000

Accumulated Postretirement Benefit Obligation	56,939	58,213

Environmental Liabilities	56,548	56,259

Pension Liability	558,763	563,990

Other Liabilities	57,970	59,637

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 121,908,073 and 121,604,332 shares at March 31, 2015 and December 31, 2014, respectively	1,219	1,216
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	784,076	775,393
Retained earnings	676,913	642,489
Treasury stock at cost, 14,967,834 and 14,915,776 shares at March 31, 2015 and December 31, 2014, respectively	(425,586)	(423,990)
Accumulated other comprehensive income (loss)	(4,896)	3,596

Stockholders’ Equity – The Babcock & Wilcox Company	1,031,726	998,704
Noncontrolling interest	15,198	15,497

Total Stockholders’ Equity	1,046,924	1,014,201

TOTAL	$2,792,134	$2,856,936

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(In thousands, except share and per share amounts)

Revenues	$730,565	$662,017

Costs and Expenses:
Cost of operations	539,921	502,307
Research and development costs	8,346	23,996
Losses on asset disposals and impairments, net	15	—
Selling, general and administrative expenses	108,751	94,685
Special charges for restructuring activities	2,502	2,658

Total Costs and Expenses	659,535	623,646

Equity in Income (Loss) of Investees	(219)	15,269

Operating Income	70,811	53,640

Other Income (Expense):
Interest income	174	419
Interest expense	(2,363)	(899)
Other – net	(1,715)	1,322

Total Other Income (Expense)	(3,904)	842

Income before Provision for Income Taxes	66,907	54,482

Provision for Income Taxes	21,866	13,328

Net Income	$45,041	$41,154

Net Loss Attributable to Noncontrolling Interest	216	3,890

Net Income Attributable to The Babcock & Wilcox Company	$45,257	$45,044

Earnings per Common Share:
Basic:
Net Income Attributable to The Babcock & Wilcox Company	$0.42	$0.41
Diluted:
Net Income Attributable to The Babcock & Wilcox Company	$0.42	$0.41

Shares used in the computation of earnings per share (Note 10):
Basic	106,775,916	110,439,415
Diluted	107,146,494	110,886,043

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(In thousands)

Net Income	$45,041	$41,154

Other Comprehensive Income:
Currency translation adjustments	(10,930)	(6,611)
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $174 and $339, respectively	(215)	(975)
Reclassification adjustment for losses included in net income, net of tax benefit of $(683) and $(221), respectively	1,916	632
Amortization of benefit plan costs, net of tax benefit of $(179) and $(197), respectively	331	397
Investments:
Unrealized gains arising during the period, net of tax provision of $(224) and $(25), respectively	415	46
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $(5) and $12, respectively	9	(22)

Other Comprehensive Loss	(8,474)	(6,533)

Total Comprehensive Income	36,567	34,621

Comprehensive Loss Attributable to Noncontrolling Interest	198	3,897

Comprehensive Income Attributable to The Babcock & Wilcox Company	$36,765	$38,518

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except share and per share amounts)
Balance December 31, 2014	121,604,332	$1,216	$775,393	$642,489	$3,596	$(423,990)	$998,704	$15,497	$1,014,201

Net income	—	—	—	45,257	—	—	45,257	(216)	45,041
Dividends declared ($0.10 per share)	—	—	—	(10,833)	—	—	(10,833)	—	(10,833)
Defined benefit obligations	—	—	—	—	331	—	331	—	331
Available-for-sale investments	—	—	—	—	424	—	424	—	424
Currency translation adjustments	—	—	—	—	(10,948)	—	(10,948)	18	(10,930)
Derivative financial instruments	—	—	—	—	1,701	—	1,701	—	1,701
Exercise of stock options	70,295	1	1,703	—	—	—	1,704	—	1,704
Contributions to thrift plan	94,914	1	2,767	—	—	—	2,768	—	2,768
Shares placed in treasury	—	—	—	—	—	(1,596)	(1,596)	—	(1,596)
Stock-based compensation charges	138,532	1	4,213	—	—	—	4,214	—	4,214
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(101)	(101)

Balance March 31, 2015 (unaudited)	121,908,073	$1,219	$784,076	$676,913	$(4,896)	$(425,586)	$1,031,726	$15,198	$1,046,924

Balance December 31, 2013	120,536,910	$1,205	$747,189	$656,916	$28,348	$(268,971)	$1,164,687	$18,254	$1,182,941

Net income	—	—	—	45,044	—	—	45,044	(3,890)	41,154
Dividends declared ($.10 per share)	—	—	—	(11,120)	—	—	(11,120)	—	(11,120)
Defined benefit obligations	—	—	—	—	397	—	397	—	397
Available-for-sale investments	—	—	—	—	24	—	24	—	24
Currency translation adjustments	—	—	—	—	(6,604)	—	(6,604)	(7)	(6,611)
Derivative financial instruments	—	—	—	—	(343)	—	(343)	—	(343)
Exercise of stock options	76,308	1	2,455	—	—	—	2,456	—	2,456

Contributions to thrift plan	86,727	1	2,930	—	—	—	2,931	—	2,931
Shares placed in treasury	—	—	—	—	—	(20,454)	(20,454)	—	(20,454)
Stock-based compensation charges	390,279	4	1,700	—	—	—	1,704	—	1,704
Contribution of in-kind services	—	—	—	—	—	—	—	4,173	4,173
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(112)	(112)

Balance March 31, 2014 (unaudited)	121,090,224	$1,211	$754,274	$690,840	$21,822	$(289,425)	$1,178,722	$18,418	$1,197,140

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$45,041	$41,154
Non-cash items included in net income:
Depreciation and amortization	26,443	17,013
Income of investees, net of dividends	525	(4,694)
Losses on asset disposals and impairments, net	15	—
In-kind research and development costs	—	4,173
Recognition of losses for pension and postretirement plans	510	594
Stock-based compensation and thrift plan expense	6,981	4,634
Excess tax benefits from stock-based compensation	44	(760)
Changes in assets and liabilities:
Accounts receivable	17,336	17,528
Accounts payable	(41,448)	(82,164)
Contracts in progress and advance billings on contracts	2,557	(83,797)
Inventories	(2,941)	3,082
Income taxes	(10,793)	(6,766)
Accrued and other current liabilities	7,357	(31)
Pension liability, accrued postretirement benefit obligation and employee benefits	(43,364)	(20,913)
Other, net	(3,219)	(2,570)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,044	(113,517)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	3,827	10,278
Purchases of property, plant and equipment	(21,349)	(21,214)
Purchases of securities	(6,593)	(19,926)
Sales and maturities of securities	410	24,390
Proceeds from asset disposals	(27)	3
Investment in equity method investees	—	(4,900)

NET CASH USED IN INVESTING ACTIVITIES	(23,732)	(11,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	—	(441)
Borrowings under short-term arrangements	—	733
Borrowings under the Credit Agreement	—	15,000
Repayments under Credit Agreement	(3,750)	—
Repurchase of common shares	—	(15,665)
Dividends paid to common shareholders	(10,782)	(11,099)
Exercise of stock options	1,740	2,191
Excess tax benefits from stock-based compensation	(44)	760
Other	(101)	(112)

NET CASH USED IN FINANCING ACTIVITIES	(12,937)	(8,633)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(6,950)	(4,542)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,575)	(138,061)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	312,969	346,116

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$274,394	$208,055

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,749	$288
Income taxes (net of refunds)	$30,981	$15,088
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$3,342	$4,854

See accompanying notes to condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We have presented the condensed consolidated financial statements of The Babcock & Wilcox Company (“B&W”) in U.S. Dollars in accordance with the interim reporting requirements of Form 10-Q, Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States (“GAAP”). Certain financial information and disclosures normally included in our financial statements prepared annually in accordance with GAAP have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2014 (our “2014 10-K”). We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation.

We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as “joint ventures.” We have reclassified amounts previously reported to conform to the presentation as of and for the three month period ended March 31, 2015. We have eliminated all intercompany transactions and accounts. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

Unless the context otherwise indicates, “we,” “us” and “our” mean B&W and its consolidated subsidiaries.

Reporting Segments

We operate in four reportable segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy. Prior to 2015, our mPower business was a separate reportable segment; however, in accordance with FASB Topic Segment Reporting, this business no longer meets the quantitative threshold criteria and will be included in our “Other” category as it is no longer considered a reportable segment. The change in our reportable segments had no impact on our previously reported results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this report. Our reportable segments are further described as follows:

•	Our Power Generation segment provides advanced fossil and renewable power generation equipment that includes a broad suite of boiler products and environmental systems and related services for power and industrial uses. We specialize in engineering, manufacturing, procurement, and erection of equipment and technologies used in the power generation industry and various other industries, and the provision of related services, including steam generating equipment, proven emissions control systems for environmental regulations, renewable energy solutions (biomass, combined heat and power, waste-to-energy and concentrating solar power), boiler cleaning systems, material transport equipment, fuel handling systems, cogeneration and combined cycle installations, and carbon capture and sequestration technologies. For this full range of product offerings, we offer complete aftermarket, operation and maintenance and construction project services. We provide products and services to electric utilities, municipalities, EPC contractors, architect engineers, independent power producers, international trading firms, electric power cooperatives and state electricity boards. Our markets include electric power generation, industrial, chemical, oil refinery, cement, institutional, municipal and government customers worldwide. We have an extensive North American and global footprint including engineering, design, service, manufacturing, sales, business development, regional service centers, manufacturers’ representatives and joint venture facilities located in more than 30 countries around the globe. Our installed base represents more than 300,000 MW of equivalent steam generating capacity in more than 800 facilities in over 90 countries.

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

This segment also designs, engineers, manufactures and services air pollution control systems and coating/drying equipment for a variety of industrial applications and complements our environmental products and solutions offerings.

•	Our Nuclear Operations segment’s primary activity is the manufacture of naval nuclear reactors for the U.S. Department of Energy (“DOE”)/National Nuclear Security Administration’s (“NNSA”) Naval Nuclear Propulsion Program, which in turn supplies them to the U.S. Navy for use in submarines and aircraft carriers. Through this segment, we own and operate manufacturing facilities located in Lynchburg, Virginia; Mount Vernon, Indiana; Euclid, Ohio; Barberton, Ohio; and Erwin, Tennessee. The Barberton and Mount Vernon locations specialize in the design and manufacture of heavy components. These two locations are N-Stamp certified by the American Society of Mechanical Engineers (“ASME”), making them two of only a few North American suppliers of large, heavy-walled nuclear components and vessels. The Euclid facility, which is also ASME N-Stamp certified, fabricates electro-mechanical equipment for the U.S. Government, and performs design, manufacturing, inspection, assembly and testing activities. The Lynchburg operations fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. Fuel for the naval nuclear reactors is provided by Nuclear Fuel Services, Inc. (“NFS”), one of our wholly owned subsidiaries. Located in Erwin, NFS also converts Cold War-era government stockpiles of highly enriched uranium into material suitable for further processing into commercial nuclear reactor fuel.

•	Our Technical Services segment provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided to the Department of Defense and the DOE, including the NNSA, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management. Through this segment we deliver products and management solutions to nuclear operations and high-consequence manufacturing facilities. A significant portion of this segment’s operations are conducted through joint ventures.

•	Our Nuclear Energy segment supplies commercial nuclear steam generators, components and services to nuclear utility customers. B&W has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. This segment is the only commercial heavy nuclear component, N-Stamp certified manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development and metallurgy and materials engineering. In addition, this segment offers services for nuclear steam generators and balance of plant equipment, as well as nondestructive examination and tooling/repair solutions for other plant systems and components. This segment also offers engineering and licensing services for new nuclear plant designs.

See Note 9 for further information regarding our segments.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and the related footnotes included in our 2014 10-K.

Spin-off

On March 16, 2015, our newly formed subsidiary Babcock & Wilcox Enterprises, Inc. filed an initial Form 10 Registration Statement with the U.S. Securities and Exchange Commission (“SEC”). The filing relates to the previously announced plan to separate our Power Generation business from our Government & Nuclear Operations business, which includes the Nuclear Operations, Technical Services and Nuclear Energy segments, through a tax free spin-off of the Power Generation business into a new independent, publicly traded company. We expect the spin-off will be completed by mid-summer 2015, subject to several conditions, including the SEC declaring effective the registration statement and final approval of the transaction by our Board of Directors. Concurrent with the spin-off, the Company will change its name to BWX Technologies, Inc.

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

Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. We include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when we believe collection is probable. At March 31, 2015 and December 31, 2014, we recognized accrued claims totaling $8.2 million.

In the three months ended March 31, 2014, we recorded contract losses totaling $7.6 million for additional estimated costs to complete our Power Generation segment’s Berlin Station project. We previously asserted that substantial completion had been achieved on this project in early 2014 and that any further delays to complete this project were the result of the customer’s failure to supply fuel complying with the contract specifications. The customer certified that we achieved substantial completion on the project effective July 19, 2014, following which we believe the customer has no further claims for liquidated damages associated with delays. See Note 5 for legal proceedings associated with this matter.

Comprehensive Income

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Currency translation adjustments	$599	$11,547
Net unrealized gain on available-for-sale investments	579	155
Net unrealized gain (loss) on derivative financial instruments	1,578	(123)
Unrecognized prior service cost on benefit obligations	(7,652)	(7,983)

Accumulated other comprehensive income (loss)	$(4,896)	$3,596

The amounts reclassified out of accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended March 31,
	2015	2014
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)		Line Item Presented
Realized gain (loss) on derivative financial instruments	$694	$163	Revenues
	(3,356)	(1,026)	Cost of operations
	63	10	Other-net

	(2,599)	(853)	Total before tax
	683	221	Provision for Income Taxes

	$(1,916)	$(632)	Net Income

Amortization of prior service cost on benefit obligations	$(501)	$(509)	Cost of operations
	(9)	(85)	Selling, general and administrative expenses

	(510)	(594)	Total before tax
	179	197	Provision for Income Taxes

	$(331)	$(397)	Net Income

Realized gain (loss) on investments	$(14)	$34	Other-net
	5	(12)	Provision for Income Taxes

	$(9)	$22	Net Income

Total reclassification for the period	$(2,256)	$(1,007)

Inventories

The components of inventories are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Raw materials and supplies	$82,766	$81,530
Work in progress	9,843	9,831
Finished goods	17,050	17,276

Total inventories	$109,659	$108,637

Restricted Cash and Cash Equivalents

At March 31, 2015, we had restricted cash and cash equivalents totaling $53.2 million, $4.7 million of which was held in restricted foreign cash accounts, $2.5 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $46.0 million of which was held to meet reinsurance reserve requirements of our captive insurer.

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

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$53,624	$56,436
Additions	4,175	3,590
Expirations and other changes	495	(3,718)
Payments	(3,473)	(1,559)
Translation and other	(1,099)	(225)

Balance at end of period	$53,722	$54,524

Research and Development

Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are related to our Power Generation segment and our mPower program, the majority of which are for the development of our B&W mPowerTM reactor and the associated mPower Plant.

In the three months ended March 31, 2015 and 2014, we recognized $0.0 million and $4.2 million, respectively, of non-cash, in-kind research and development costs related to services contributed by our minority partner to Generation mPower, LLC, our majority-owned subsidiary formed in 2011 to oversee the mPower program to develop the small modular nuclear power plant based on B&W mPower™ technology. In the three months ended March 31, 2014, we received funding of $17.1 million under our Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (the “Cooperative Agreement”). On April 14, 2014, we announced our plans to restructure the mPower program to reduce spending and focus on technology development. We slowed the pace of development and intend to invest no more than $15 million on an annual basis while we continue to search for additional investors in the mPower program. We intend to continue working with the DOE to further the program. At this time, the latest extension to the Cooperative Agreement has expired and the DOE funding has been suspended.

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

Our effective tax rate for the three months ended March 31, 2015 was approximately 32.7% as compared to 24.5% for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 was lower than our statutory rate primarily due to the impact of the federal manufacturing tax deduction and foreign rate differential. The effective tax rate for the three months ended March 31, 2014 was lower than the effective tax rate for the period ended March 31, 2015 primarily due to the receipt of a favorable ruling from the Internal Revenue Service that allowed us to amend prior year U.S. income tax returns to exclude distributions of several of our foreign joint ventures from domestic taxable income.

As of March 31, 2015, we have gross unrecognized tax benefits of $9.4 million. Of the $9.4 million gross unrecognized tax benefits, $7.1 million would reduce our effective tax rate if recognized.

NOTE 2 – ACQUISITIONS AND DISPOSITIONS

MEGTEC Acquisition

On June 20, 2014, we acquired the outstanding stock of industrial processes solutions provider MEGTEC Holdings, Inc. (“MEGTEC”) for $142.8 million, net of cash acquired. MEGTEC designs, engineers, manufactures and services air pollution control systems and coating/drying equipment for a variety of industrial applications and complements our Power Generation segment’s environmental products and solutions offerings that serves utility markets.

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

Our condensed consolidated financial statements for the three months ended March 31, 2015 includes $41.1 million of revenues and $0.2 million of net income from MEGTEC. Additionally, the following unaudited pro forma financial information presents our results of operations for the three months ended March 31, 2014 had the acquisition of MEGTEC occurred on January 1, 2013. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2013. This information is presented for comparative purposes only and should not be taken as representative of our future consolidated results of operations.

Three Months Ended March 31,
2014

Revenues	$705,383

Net Income Attributable to The Babcock & Wilcox Company	$45,750

Basic Earnings per Common Share	$0.41
Diluted Earnings per Common Share	$0.41

The unaudited pro forma results include the following pre-tax adjustments to the historical results presented above:

•	Additional amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of approximately $0.5 million for the three months ended March 31, 2014.

•	Elimination of historical interest expense of approximately $0.3 million for the three months ended March 31, 2014.

•	Additional interest expense associated with the incremental borrowings that would have been incurred to acquire MEGTEC as of January 1, 2013 of approximately $0.6 million for the three months ended March 31, 2014.

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

Other Restructuring Actions

In the three months ended March 31, 2015, we also incurred $2.4 million of expenses related to facility consolidation in our Power Generation segment in conjunction with the margin improvement program that was announced in 2014.

We incurred additional expenses related to employee termination benefits totaling $0.4 million for the three months ended March 31, 2014 related to the restructuring of our Technical Services segment. In addition, we incurred consulting and administrative costs totaling $0.1 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively, related to the restructuring of our mPower program.

The following summarizes the changes in our restructuring liability for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,	March 31,
	2015	2014
	(In thousands)
Balance at the beginning of the period	$9,665	$10,054
Special charges for restructuring activities(1)	194	1,724
Payments	(5,260)	(5,418)
Translation and other	(167)	(160)

Balance at the end of the period	$4,432	$6,200

(1)	Excludes non-cash charges of $2.3 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively, which did not impact the restructuring liability.

At March 31, 2015, unpaid restructuring charges totaled $4.2 million for employee termination benefits and $0.2 million for facility costs.

NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(In thousands)
Service cost	$9,872	$9,646	$227	$216
Interest cost	28,581	30,327	957	969
Expected return on plan assets	(39,759)	(37,377)	(585)	(575)
Amortization of prior service cost (credit)	557	634	(47)	(40)

Net periodic benefit cost	$(749)	$3,230	$552	$570

We made contributions to our pension and postretirement benefit plans totaling $6.4 million and $8.6 million during the three months ended March 31, 2015 and 2014, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 10 to the consolidated financial statements in Part II of our 2014 10-K.

Investigations and Litigation

Apollo and Parks Township

In January 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc., (the “B&W Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, additional suits have been filed by additional plaintiffs and there are currently fifteen lawsuits pending in the U.S. District Court for the Western District of Pennsylvania against the B&W Parties and ARCO. In total, the suits presently involve approximately 93 primary claimants. The primary claimants allege, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in the Borough of Apollo and Parks Township, Pennsylvania (collectively, the “Apollo and Parks Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages, and in November 2014 delivered a demand of $125.0 million for the settlement of all then-filed actions. All of the suits, except for the most recent filing, have been consolidated for non-dispositive pre-trial matters. Fact discovery in the Apollo and Parks Litigation is now closed for all claims other than the most recent claim in January 2015, but no trial date has been set.

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

Berlin Station

Our subsidiary, Babcock & Wilcox Construction Co., Inc. (“BWCC”), is currently in a dispute with a customer in connection with a 75MW biomass-energy power plant that BWCC designed and built in Berlin, New Hampshire. The dispute primarily concerns material claims by BWCC against its customer for contract changes relating to schedule delays, delay costs, extra work, withheld payments, improper draws on letters of credit, withheld contract-retention amounts, as well as fraud and misrepresentation. The customer has made nine partial draws totaling approximately $11.0 million under letters of credit that were outstanding in connection with the project. These draws correspond to a total of approximately $11.9 million in alleged liquidated damages for delay (“Delay LDs”) on the project.

Following the customer’s denial of BWCC’s change order request relating to schedule delays, delay costs and extra work incurred up to that time, on January 16, 2014, BWCC filed suit against the customer in the Court of Common Pleas, Summit County, Ohio, Case No. 2014 01 0208, seeking damages in excess of $37 million (the “Ohio suit”). On or about January 30, 2014, BWCC’s customer filed suit against BWCC in the Superior Court of Coos County, New Hampshire, Case No. 214-2014-CV-14 alleging breach of contract and seeking unspecified amounts (the “New Hampshire suit”) which was subsequently transferred to the New Hampshire business/commercial court division. On June 26, 2014, the Ohio suit was dismissed on jurisdictional and forum non conveniens grounds. On August 29, 2014, BWCC filed its Answer, Affirmative Defenses and Counterclaim in the New Hampshire suit seeking recovery of damages. Damages claimed and incurred to date are at least $70 million in connection with all matters currently in dispute.

Given the customer’s prior wrongful acts, there is a risk that the customer will attempt to call all or part of the remaining $21.9 million of letters of credit during the pendency of this matter. We believe any such call would be wrongful and entitle us to a return of the funds drawn and other damages. We have made provisions in our financial statements for Delay LDs called to date against the letters of credit and have not recorded offsetting claims revenue related to these calls in our financial statements.

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

New Mexico Environment Department

One of our subsidiaries owns a 30% interest in a joint venture, Nuclear Waste Partnership, LLC (“NWP”), which is executing a prime contract with the DOE for the management and operation of the DOE’s Waste Isolation Pilot Plant in Carlsbad, New Mexico (the “WIPP”). Another of our subsidiaries owns a 13% interest in a separate joint venture, Los Alamos National Security, LLC (“LANS”), which is executing a prime contract with the DOE/NNSA for the management and operation of the DOE’s Los Alamos National Laboratory (“Los Alamos”). On December 6, 2014, the DOE and each of its contractors, NWP and LANS, received Administrative Compliance Orders from the New Mexico Environment Department (“NMED”) alleging violations of New Mexico environmental laws and regulations at both WIPP and Los Alamos associated with radiological incidents that occurred at the WIPP in February 2014. The Administrative Compliance Orders assessed civil penalties of approximately $17.75 million on the DOE and NWP and approximately $36.6 million on the DOE and LANS for the alleged violations at both the WIPP and Los Alamos. On April 30, 2015 the DOE, NWP, LANS and NMED reached a settlement framework in lieu of fines related to NMED’s alleged violations at WIPP and Los Alamos, which we view as a positive development for both NWP and LANS. Both joint ventures are in discussions with the DOE on the implementation of this settlement framework.

ARPA

On February 28, 2014, Arkansas River Power Authority (“ARPA”) filed suit against Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”) in the United States District Court for the District of Colorado (Case No. 14-cv-00638-CMA-NYW) alleging breach of contract, negligence, fraud and other claims arising out of B&W PGG’s delivery of a circulating fluidized bed (“CFB”) boiler and related equipment used in the Lamar Repowering Project pursuant to a 2005 contract.

In 2009, B&W PGG informed ARPA that the boiler would require a selective non-catalytic reduction system in order to achieve contractual emissions guarantees, which B&W PGG supplied in 2010. B&W PGG recommended additional modifications in 2011 and 2012 to ensure the boiler would meet contractual emissions guarantees; however, ARPA has not installed all of the recommended modifications. ARPA has not announced whether it intends to complete and commission the Lamar plant.

On April 16, 2014, B&W PGG filed an Answer asserting numerous defenses, including waiver, prevention of performance and failure to mitigate damages and Counterclaims alleging bad faith, breach of contract and unjust enrichment. ARPA filed an Answer to the Counterclaims on May 7, 2014. The District Court granted leave for ARPA to amend its Complaint, and ARPA’s First Amended Complaint was accepted on March 20, 2015. B&W PGG filed its Answer to the First Amended Complaint on April 1, 2015. Discovery is ongoing and a trial date has not been set.

We believe that ARPA has asserted damages theories that are highly speculative and without legal or economic support as a litigation tactic. We also believe most of the alleged damages are expressly waived and/or capped in enforceable provisions of the 2005 contract. We cannot estimate the possible loss at this time. However, in addition to establishing other relevant sub-caps and including an explicit waiver of a broad range of damages, including consequential damages, the 2005 contract provides an overall cap of liability at the original contract price of approximately $20.5 million. ARPA has alleged various theories of possible liability and damages that would lead to vastly different measures of damages, making it impracticable to estimate a range of possible outcomes; however, ARPA’s damage claims total approximately $170 million. B&W PGG does not believe it is probable that ARPA will be successful in any of its claims. B&W PGG believes it has strong defenses and intends to aggressively defend this matter and pursue its counterclaims. However, if ARPA were to prevail on all or any significant portion of its claims in this matter, the outcome could have a material adverse effect on our financial condition.

Other Litigation and Settlements

On December 17, 2014, an unfavorable jury verdict was delivered against The Babcock & Wilcox Company, Babcock & Wilcox Power Generation Group, Inc. Babcock & Wilcox Nuclear Energy and Babcock & Wilcox Canada, Ltd. in a case entitled AREVA NP, INC. f/k/a Framatome ANP, Inc. v. The Babcock & Wilcox Company, et. al. in the amount of approximately $16 million. We strongly disagree with the verdict and believe the plaintiff’s claims are without merit. We have filed a post-trial motion requesting that the verdict be set aside or a new trial granted. On March 5, 2015, the trial court denied a post-trial motion requesting that the verdict be set aside or a new trial granted. The B&W parties have filed a notice of appeal with the Virginia Supreme Court.

The case was filed August 26, 2011 in the Circuit Court for the City of Lynchburg, Commonwealth of Virginia and alleged that the B&W parties to the suit owed royalties on certain commercial nuclear contracts performed by the Company and certain of its subsidiaries since 2004. As a result of the jury’s decision and notwithstanding our evaluation of post-trial remedies, we made provisions in our financial statements in the fourth quarter of 2014 for the full amount of the jury award.

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our condensed consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in other – net on our condensed consolidated statements of income. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other– net in our condensed consolidated statements of income.

We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At March 31, 2015, we had deferred approximately $1.6 million of net gains on these derivative financial instruments in accumulated other comprehensive income (loss). Assuming market conditions continue, we expect to recognize substantially all of this amount in the next twelve months.

At March 31, 2015, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $170.2 million at March 31, 2015, with maturities extending to August 2017. These instruments consist primarily of contracts to purchase or sell Canadian Dollars, British Pounds Sterling or Euros. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.

The following tables summarize our derivative financial instruments at March 31, 2015 and December 31, 2014:

	Asset and Liability Derivatives
	March 31,	December 31,
	2015	2014
	(In thousands)
Derivatives Designated as Hedges:
FX Forward Contracts:

Location
Accounts receivable-other	$3,151	$541
Other assets	$1,555	$—
Accounts payable	$3,790	$2,744
Other liabilities	$1,768	$743

Derivatives Not Designated as Hedges:
FX Forward Contracts:

Location
Accounts receivable-other	$431	$176
Other assets	$—	$—
Accounts payable	$101	$284

The effects of derivatives on our financial statements are outlined below:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
FX Forward Contracts:
Amount of loss recognized in other comprehensive income (loss)	$(389)	$(1,314)

Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings: effective portion
Location
Revenues	$694	$163
Cost of operations	$(3,356)	$(1,026)
Other-net	$63	$10

Gain recognized in income: portion excluded from effectiveness testing
Location
Other-net	$1,028	$435

Derivatives Not Designated as Hedges:
FX Forward Contracts:
Gain recognized in income
Location
Other-net	$217	$67

NOTE 7 – FAIR VALUE MEASUREMENTS

Investments

The following is a summary of our investments measured at fair value at March 31, 2015 (in thousands):

	3/31/15	Level 1	Level 2	Level 3
Trading securities
Corporate bonds – Centrus Energy Corp.	$1,876	$1,876	$—	$—

Available-for-sale securities
Equities – Centrus Energy Corp.	$3,670	$—	$3,670	$—
Mutual funds	4,283	—	4,283	—
Asset-backed securities and collateralized mortgage obligations	310	—	310	—
Certificates of deposit	1,500	—	1,500
Commercial paper	7,093	—	7,093	—

Total	$18,732	$1,876	$16,856	$—

The following is a summary of our investments measured at fair value at December 31, 2014 (in thousands):

	12/31/14	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Corporate bonds – Centrus Energy Corp.	$2,439	$2,439	$—	$—

Available-for-sale securities
Equities – Centrus Energy Corp.	$3,088	$—	$3,088	$—
Mutual funds	4,199	—	4,199	—
Asset-backed securities and collateralized mortgage obligations	319	—	319	—
Commercial paper	2,398	—	2,398	—

Total	$12,443	$2,439	$10,004	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives

Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At March 31, 2015 and December 31, 2014, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars, British Pounds Sterling and Euros, with a total fair value of $(0.5) million and $(3.1) million, respectively.

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

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at March 31, 2015 and December 31, 2014.

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

NOTE 8 – STOCK-BASED COMPENSATION

Total stock-based compensation expense for all of our plans recognized for the three months ended March 31, 2015 and 2014 totaled $4.5 million and $1.9 million, respectively, with associated tax benefit recognized for the three months ended March 31, 2015 and 2014 totaling $1.6 million and $0.7 million, respectively.

NOTE 9 – SEGMENT REPORTING

As described in Note 1, our operations are assessed based on four reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
REVENUES:
Power Generation	$397,155	$312,078
Nuclear Operations	284,438	286,214
Technical Services	18,584	24,455
Nuclear Energy	32,957	47,780
Other	—	278
Adjustments and Eliminations(1)	(2,569)	(8,788)

	$730,565	$662,017

(1) Segment revenues are net of the following intersegment transfers and other adjustments:

Power Generation Transfers	$604	$2,981
Nuclear Operations Transfers	496	3,087
Technical Services Transfers	—	52
Nuclear Energy Transfers	1,469	2,668

	$2,569	$8,788

OPERATING INCOME:
Power Generation	$22,996	$10,542
Nuclear Operations	68,012	59,528
Technical Services	1,645	14,789
Nuclear Energy	(3,666)	523
Other	(5,168)	(26,709)

	$83,819	$58,673

Unallocated Corporate(1)	(10,506)	(2,375)
Special Charges for Restructuring Activities	(2,502)	(2,658)

Total Operating Income(2)	$70,811	$53,640

Other Income (Expense):
Interest income	174	419
Interest expense	(2,363)	(899)
Other – net	(1,715)	1,322

Total Other Income (Expense)	(3,904)	842

Income before Provision for Income Taxes	$66,907	$54,482

(1) Unallocated corporate includes general corporate overhead not allocated to segments.
(2) Included in operating income is the following:

(Gains) Losses on Asset Disposals – Net:
Power Generation	$18	$—
Nuclear Operations	—	—
Technical Services	—	—
Nuclear Energy	(3)	—

	$15	$—

Equity in Income (Loss) of Investees:
Power Generation	$(2,071)	$2,366
Nuclear Operations	—	—
Technical Services	1,852	12,901
Nuclear Energy	—	2

	$(219)	$15,269

NOTE 10 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except share and per share amounts)

Basic:

Net income attributable to The Babcock & Wilcox Company	$45,257	$45,044

Weighted average common shares	106,775,916	110,439,415

Basic earnings per common share	$0.42	$0.41

Diluted:

Net income attributable to The Babcock & Wilcox Company	$45,257	$45,044

Weighted average common shares (basic)	106,775,916	110,439,415
Effect of dilutive securities:
Stock options, restricted stock and performance shares(1)	370,578	446,628

Adjusted weighted average common shares	107,146,494	110,886,043

Diluted earnings per common share	$0.42	$0.41

(1)	At March 31, 2015 and 2014, we have excluded from our diluted share calculation 3,048,297 and 1,301,836 shares, respectively, related to stock options, as their effect would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 of this report and the audited consolidated financial statements and the related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2014 (our “2014 10-K”).

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	our business strategy;

•	future levels of revenues (including our backlog and projected claims to the extent either may be viewed as an indicator of future revenues), operating margins, income from operations, net income or earnings per share;

•	anticipated levels of demand for our products and services;

•	future levels of research and development, capital, environmental or maintenance expenditures;

•	our beliefs regarding the timing and effects on our businesses of certain environmental and tax legislation, rules or regulations;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets and businesses;

•	our share repurchase or other return of capital activities;

•	our ability to maintain appropriate insurance and indemnities;

•	the potential effects of judicial or other proceedings, including tax audits, on our business or businesses, financial condition, results of operations and cash flows;

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation;

•	the effective date and expected impact of accounting pronouncements;

•	the planned spin-off of our Power Generation business;

•	our plans regarding the design, research and development, financing and deployment of the B&W mPowerTM reactor and related Department of Energy (“DOE”) funding program; and

•	anticipated benefits, timing of charges and changes associated with cost reduction and margin improvement activities.

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

•	decisions on spending and trends by power-generating companies and by the U.S. Government, including continuing appropriations by Congress and the automatic budget cuts (or sequestration) established by the Budget Control Act of 2011;

•	the highly competitive nature of our businesses;

•	general economic and business conditions, including changes in interest rates and currency exchange rates;

•	general developments in the industries in which we are involved;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings;

•	our ability to perform projects on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers;

•	changes in our effective tax rate and tax positions;

•	our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data;

•	our ability to protect our intellectual property and renew licenses to use intellectual property of third parties;

•	changes in incurred cost trends and estimates used in the percentage-of-completion method of accounting;

•	our ability to obtain and maintain surety bonds, letters of credit and similar financing;

•	the operating risks normally incident to our lines of business, including the potential impact of project losses, liquidated damages and professional liability, product liability, warranty and other claims against us;

•	our ability to manage our capital structure, including our access to capital, credit ratings, debt and ability to raise additional financing;

•	our ability to comply with covenants in our credit agreements and other debt instruments and the availability, terms and deployment of capital;

•	volatility and uncertainty of the credit markets;

•	our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products;

•	risks associated with our restructuring of the mPower program, including the risk that we do not receive or experience delays in receiving funding from the DOE and the risk of exposure to claims of contractual and other liability from our current partner, customer or others;

•	the risks associated with integrating businesses we acquire;

•	our ability to obtain and maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our captive insurance subsidiary;

•	the effects of asserted and unasserted claims;

•	results of tax audits and the realization of deferred tax assets;

•	changes in, and liabilities relating to, existing or future environmental matters and regulations, including with respect to our operations that involve the handling, transportation and disposal of radioactive or hazardous materials;

•	changes in, or our failure or inability to comply with, laws and governmental regulations;

•	difficulties we may encounter in obtaining regulatory or other necessary permits or approvals;

•	adverse outcomes from legal and regulatory proceedings;

•	our limited ability to influence and direct the operations of our joint ventures;

•	potential violations of the Foreign Corrupt Practices Act;

•	our ability to successfully compete with current and future competitors;

•	the loss of key personnel and the continued availability of qualified personnel;

•	our inability to realize expected benefits from our Global Competitiveness Initiative and other cost reduction initiatives;

•	our ability to negotiate and maintain good relationships with labor unions;

•	changes in pension and medical expenses associated with our retirement benefit programs and other actuarial assumptions;

•	potentially insufficient systems of internal controls over financial reporting;

•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;

•	social, political and economic situations in foreign countries where we do business;

•	the possibilities of natural disasters, war, other armed conflicts or terrorist attacks; and

•	our ability to complete the spin-off of our Power Generation business within the expected time frame or at all, and without significant disruption to our business.

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report and in Item 1A “Risk Factors” in our 2014 10-K. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

GENERAL

We operate in four segments: Power Generation, Nuclear Operations, Technical Services and Nuclear Energy. Prior to 2015, our mPower business was considered a separate reportable segment; however, in accordance with FASB Topic Segment Reporting, this business no longer meets the quantitative threshold criteria and will be included in our “Other” category as it is no longer considered a reportable segment.

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

Power Generation Segment

Our Power Generation segment’s overall activity depends significantly on the capital expenditures and operations and maintenance expenditures of global electric power generating companies, other steam-using industries and industrial facilities with environmental compliance needs. Several factors influence these expenditures, including:

•	prices for electricity, along with the cost of production and distribution including the cost of fuel (coal and natural gas in particular) within the United States or internationally;

•	demand for electricity and other end products of steam-generating facilities, including growth of coal-fired electricity demand in China, India and other international locations;

•	requirements for environmental improvements;

•	impact of potential U.S. and international requirements to significantly limit or reduce greenhouse gas emissions in the future;

•	environmental policies which include waste-to-energy or biomass as options to meet legislative requirements and clean energy portfolio standards;

•	level of capacity utilization at operating power plants and other industrial uses of steam production;

•	requirements for maintenance and upkeep at operating power plants to combat the accumulated effects of usage; and

•	ability of electric power generating companies and other steam users to raise capital.

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

Nuclear Energy Segment

Our Nuclear Energy segment’s overall activity primarily depends on the demand and competitiveness of nuclear energy. A significant portion of our Nuclear Energy segment’s operations depend on the timing of maintenance outages primarily in the Canadian market and the cyclical nature of capital expenditures and major refurbishments for nuclear utility customers, which could cause variability in our financial results.

Power Generation Spin-off

On March 16, 2015, our newly formed subsidiary Babcock & Wilcox Enterprises, Inc. filed an initial Form 10 Registration Statement with the U. S. Securities and Exchange Commission (“SEC”). The filing relates to the previously announced plan to separate our Power Generation business from our Government & Nuclear Operations business, which includes the Nuclear Operations, Technical Services and Nuclear Energy segments, through a tax free spin-off of the Power Generation business into a new independent, publicly traded company. We expect the spin-off will be completed by mid-summer 2015, subject to several conditions, including the SEC declaring effective the registration statement and final approval of the transaction by our Board of Directors. Concurrent with the spin-off, the Company will change its name to BWX Technologies, Inc.

Global Competitiveness Initiative and Other Restructuring Activities

We launched the Global Competitiveness Initiative (“GCI”) in the third quarter of 2012 to enhance competitiveness, better position B&W for growth, and improve profitability. A wide range of cost reduction activities were identified, including operational and functional efficiency improvements, organizational design changes and manufacturing optimization. Savings from these initiatives have been phased in since 2012, and once fully executed, these actions are expected to produce at least $75 million in annual savings. The majority of the expected annual savings are from efficiency improvements that were completed in 2013 and 2014. The balance of the cost savings relates to manufacturing initiatives that are expected to be completed by the end of 2015. In order to achieve these savings, we have incurred $42.9 million, which encompasses substantially all of the costs expected to be incurred under this program. We incurred $0.0 million and $1.5 million of costs associated with GCI for the three months ended March 31, 2015 and 2014, respectively.

We are also targeting additional structural change initiatives that we expect, in conjunction with our GCI initiatives, to drive further margin improvement in our Power Generation segment by 200 to 300 basis points and allow us to achieve a minimum 10% operating margin in our Nuclear Energy segment. We expect to incur total restructuring charges (cash and noncash), as well as produce annual savings once these additional initiatives are fully implemented, in the range of $35 million to $50 million. We incurred $2.4 million and $0.0 million of costs associated with these initiatives for the three months ended March 31, 2015 and 2014, respectively.

The cost savings from these programs are expected to make our offerings more cost-competitive through both direct and overhead cost reductions, allowing us to more aggressively pursue new business opportunities and other initiatives to increase stockholder value.

In addition, in the three months ended March 31, 2015 and 2014, we incurred $0.1 million and $0.8 million of costs associated with the restructuring of our mPower program. In the three months ended March 31, 2014, we incurred $0.4 million of costs associated with the restructuring of our Technical Services segment.

Critical Accounting Policies and Estimates

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 10-K. There have been no material changes to our policies during the three months ended March 31, 2015.

Accounting for Contracts

As of March 31, 2015, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the three months ended March 31, 2015 and 2014, we recognized net changes in estimates related to long-term contracts accounted for on the percentage-of-completion basis, which increased operating income by approximately $5.8 million and $4.9 million, respectively. Included in the three months ended March 31, 2014 were contract losses totaling $7.6 million for additional estimated costs to complete our Power Generation segment’s Berlin Station project. This project has reached substantial completion.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2015 VS. THREE MONTHS ENDED MARCH 31, 2014

Selected financial highlights are presented in the table below:

	Three months ended March 31,
	2015	2014	$ Change
	(in thousands)
REVENUES:
Power Generation	$397,155	$312,078	$85,077
Nuclear Operations	284,438	286,214	(1,776)
Technical Services	18,584	24,455	(5,871)
Nuclear Energy	32,957	47,780	(14,823)
Other	—	278	(278)
Adjustments and Eliminations	(2,569)	(8,788)	6,219

	$730,565	$662,017	$68,548

OPERATING INCOME:
Power Generation	$22,996	$10,542	$12,454
Nuclear Operations	68,012	59,528	8,484
Technical Services	1,645	14,789	(13,144)
Nuclear Energy	(3,666)	523	(4,189)
Other	(5,168)	(26,709)	21,541

	$83,819	$58,673	$25,146

Unallocated Corporate	(10,506)	(2,375)	(8,131)
Special Charges for Restructuring Activities	(2,502)	(2,658)	156

Total Operating Income	$70,811	$53,640	$17,171

Consolidated Results of Operations

Consolidated revenues increased 10.4%, or $68.5 million, to $730.6 million in the three months ended March 31, 2015 compared to $662.0 million for the corresponding period in 2014 due primarily to increases in revenues from our Power Generation segment totaling $85.1 million. This increase was partially offset by decreased revenues in our Technical Services and Nuclear Energy segments of $5.9 million and $14.8 million, respectively.

Consolidated operating income increased $17.2 million to $70.8 million in the three months ended March 31, 2015 from $53.6 million for the corresponding period in 2014. Operating income in our Power Generation, Nuclear Operations and Other segments increased $12.5 million, $8.5 million, and $21.5 million, respectively. These increases were partially offset by decreased operating income in our Technical Services and Nuclear Energy segments totaling $13.1 million and $4.2 million, respectively and an $8.1 million increase in unallocated corporate expenses largely associated with the planned spin-off.

Power Generation

	Three months ended March 31,
	2015	2014	$ Change
	(in thousands)
Revenues	$397,155	$312,078	$85,077
Operating Income	22,996	10,542	12,454
% of Revenues	5.8%	3.4%

Revenues increased 27.3%, or $85.1 million, to $397.2 million in the three months ended March 31, 2015, compared to $312.1 million in 2014, primarily attributable to aftermarket services projects, including both boiler retrofit material delivery and construction related activities totaling approximately $36.7 million. We also experienced higher new build steam generation systems revenues of $11.7 million primarily related to recently awarded large boiler projects. Additionally, the MEGTEC acquisition, completed on June 20, 2014, contributed an additional $41.1 million of revenue in the three months ended March 31, 2015. These increases were partially offset by a decrease in revenues in our new build environmental equipment business of $8.8 million as certain large projects have reached completion when compared to the corresponding period of 2014.

Operating income increased $12.5 million to $23.0 million in the three months ended March 31, 2015, compared to $10.5 million in 2014, primarily attributable to the higher revenues discussed above. In addition, the prior year period contained an additional loss provision recorded on the Berlin Station project of $7.6 million which had a favorable impact on operating income as a percentage of revenues of 2.4% for the three months ended March 31, 2015 when compared to the corresponding 2014 period. The MEGTEC acquisition contributed $0.6 million of operating income for the three months ended March 31, 2015, net of $3.7 million of expense related to amortization of intangible assets. The increase in income was partially offset by a decrease in equity income from our joint ventures of $4.4 million primarily due to market conditions in China and the near completion of a U.S. environmental project joint venture that generated more operating income in the corresponding period of 2014.

Nuclear Operations

	Three months ended March 31,
	2015	2014	$ Change
	(in thousands)
Revenues	$284,438	$286,214	$(1,776)
Operating Income	68,012	59,528	8,484
% of Revenues	23.9%	20.8%

Revenues were $284.4 million in the three months ended March 31, 2015 and were relatively unchanged compared to $286.2 million in the corresponding period of 2014.

Operating income increased $8.5 million to $68.0 million in the three months ended March 31, 2015 compared to $59.5 million in the corresponding period of 2014, primarily due to contract improvements in our naval nuclear fuel and downblending business as well as a $3.0 million benefit from the settlement of a property-related insurance claim.

Technical Services

	Three months ended March 31,
	2015	2014	$ Change
	(in thousands)
Revenues	$18,584	$24,455	$(5,871)
Operating Income	1,645	14,789	(13,144)

Revenues decreased 24.0%, or $5.9 million, to $18.6 million in the three months ended March 31, 2015 compared to $24.5 million for the corresponding period of 2014, primarily attributable to a $5.1 million decrease in specialty manufacturing associated with the termination of our work scope for the American Centrifuge Program that occurred in the second quarter of 2014.

Operating income decreased $13.1 million to $1.6 million in the three months ended March 31, 2015 compared to $14.8 million in the corresponding period of 2014. The loss of equity income on the Pantex and Y-12 contracts as of June 30, 2014 contributed to $10.0 million of this decrease. The remaining decline is primarily attributable to a $1.7 million decrease in income associated with the termination of our work scope for the American Centrifuge Program and an increase of $0.9 million in selling, general, and administrative expenses as a result of increased business development efforts.

Nuclear Energy

	Three months ended March 31,
	2015	2014	$ Change
	(in thousands)
Revenues	$32,957	$47,780	$(14,823)
Operating Income	(3,666)	523	(4,189)
% of Revenues	(11.1)%	1.1%

Revenues decreased 31.0%, or $14.8 million, to $33.0 million in the three months ended March 31, 2015 compared to $47.8 million in the corresponding period of 2014. This decrease was primarily attributable to a $9.7 million decrease in our nuclear services business driven by the timing of maintenance outages largely in the Canadian market and lower volume in our nuclear equipment business which resulted in a $5.0 million decline in revenue when compared to the corresponding 2014 period.

Operating income decreased $4.2 million to a loss of $3.7 million in the three months ended March 31, 2015 compared to income of $0.5 million in the corresponding period of 2014, primarily attributable to lower volume in our Canadian nuclear services and nuclear equipment businesses.

Other

	Three months ended March 31,
	2015	2014	$ Change
	(in thousands)
Revenues	$—	$278	$(278)
Operating Income	(5,168)	(26,709)	21,541

Operating income increased $21.5 million to a loss of $5.2 million in the three months ended March 31, 2015 compared to a loss of $26.7 million in the corresponding period of 2014, due to the slowing of the pace of development related to our previously announced plans to restructure the mPower program. Research and development spending decreased $32.8 million, which was offset partially by a $17.1 million decline in reimbursements from the DOE under its Small Modular Reactor Licensing Technical Support Program related to the development of the B&W mPower™ reactor design. At this time, the latest extension to the Cooperative Agreement has expired and the DOE funding has been suspended. Selling, general and administrative expenses also decreased by $5.5 million compared to the same period in 2014 primarily due lower business development activity and cost savings as a result of restructuring activities.

Unallocated Corporate

Unallocated corporate expenses increased $8.1 million to $10.5 million for the three months ended March 31, 2015, as compared to $2.4 million for the corresponding period in 2014, mainly related to $5.0 million of costs associated with the Company’s decision to pursue a separation of its Power Generation business and Government & Nuclear Operations business through a tax free spin-off. In addition, the 2014 period benefited from favorable healthcare costs.

Special Charges for Restructuring Activities

Operating income for the three months ended March 31, 2015 includes special charges for restructuring activities totaling $2.5 million, primarily related to facility consolidation in our Power Generation segment in conjunction with the margin improvement program that was announced in 2014.

Operating income for the three months ended March 31, 2014 includes employee termination benefits and facility consolidation charges of $1.5 million under GCI. We also incurred special charges for employee termination benefits, consulting and administrative costs of $1.2 million related to the restructuring of our Technical Services segment and mPower program.

Provision for Income Taxes

	Three months ended March 31,
	2015	2014	$ Change
	(in thousands)
Income before Provision for Income Taxes	$66,907	$54,482	$12,425
Income Tax Provision	21,866	13,328	8,538
Effective Tax Rate	32.7%	24.5%

We operate in numerous countries that have statutory tax rates below that of the U.S. federal statutory rate of 35%. The most significant of these foreign operations are located in Canada, Denmark and the United Kingdom with effective tax rates of approximately 26%, 25% and 22%, respectively. Our effective tax rate for the three months ended March 31, 2015 was approximately 32.7% as compared to 24.5% for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 was lower than our statutory rate primarily due to the impact of the federal manufacturing tax deduction and the foreign rate differential discussed above. The effective tax rate for the three months ended March 31, 2014 was lower than the effective tax rate for the period ended March 31, 2015 primarily due to the receipt of a favorable ruling from the Internal Revenue Service that allowed us to amend prior year U.S. income tax returns to exclude distributions of several of our foreign joint ventures from domestic taxable income.

Backlog

Backlog is not a measure recognized by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. We generally include expected revenue in our backlog when we receive written confirmation from our customers authorizing the performance of work and committing the customer to payment for work performed. We are subject to the budgetary and appropriation cycle of the U.S. Government as it relates to our Nuclear Operations and Technical Services segments. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by customers. We do not include orders of our unconsolidated joint ventures in backlog. These unconsolidated joint ventures are primarily included in our Power Generation and Technical Services segments.

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In millions)
Power Generation	$2,581	$2,247
Nuclear Operations	2,846	2,778
Technical Services	21	3
Nuclear Energy	236	264

Total Backlog	$5,684	$5,292

Of the March 31, 2015 backlog, we expect to recognize revenues as follows:

	2015	2016	Thereafter	Total
	(Unaudited)
	(In approximate millions)
Power Generation	$916	$619	$1,046	$2,581
Nuclear Operations	852	710	1,284	2,846
Technical Services	21	—	—	21
Nuclear Energy	64	54	118	236

Total Backlog	$1,853	$1,383	$2,448	$5,684

At March 31, 2015, Power Generation backlog with the U.S. Government was $33.3 million, all of which was funded.

At March 31, 2015, Nuclear Operations backlog with the U.S. Government was $2,844.7 million, of which $177.0 million had not yet been funded.

At March 31, 2015, Technical Services backlog with the U.S. Government was $21.2 million, all of which was funded.

At March 31, 2015, Nuclear Energy had no backlog with the U.S. Government.

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

The New Credit Agreement requires interest payments on revolving loans on a quarterly basis until maturity. Beginning with the first quarter of 2015, we were also required to make quarterly amortization payments on the term loan portion of the New Credit Agreement in an amount equal to 1.25% of the aggregate principal amount of the term loan facility that is utilized. We may prepay all loans under the New Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements. We are also required to make certain prepayments on any outstanding term loans under the New Credit Agreement after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions and our right to reinvest such proceeds in certain circumstances, all as more particularly set forth in the New Credit Agreement.

The New Credit Agreement contains financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt and mergers. At March 31, 2015, we were in compliance with all of the covenants set forth in the New Credit Agreement.

Loans outstanding under the New Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 2.00% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month Eurocurrency rate plus 1.00%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 1.00% per year. The applicable margin for loans varies depending on the credit ratings of the New Credit Agreement. Under the New Credit Agreement, we are charged a commitment fee on the unused portions of the New Credit Agreement, and that fee varies between 0.200% and 0.350% per year depending on the credit ratings of the New Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.250% and 2.000% per year with respect to the amount of each financial letter of credit issued under the New Credit Agreement and a letter of credit fee of between 0.725% and 1.125% per year with respect to the amount of each performance letter of credit issued under the New Credit Agreement, in each case depending on the credit ratings of the New Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the New Credit Agreement. In connection with entering into the New Credit Agreement, we paid upfront fees to the lenders thereunder, and arrangement and other fees to the arrangers and agents of the New Credit Agreement. At March 31, 2015, borrowings outstanding totaled $296.3 million under our term loan. Letters of credit issued under the New Credit Agreement totaled $174.8 million, resulting in $825.2 million available for borrowings or to meet letter of credit requirements.

Based on the current credit ratings of the New Credit Agreement, the applicable margin for Eurocurrency rate loans is 1.375%, the applicable margin for base rate loans is 0.375%, the letter of credit fee for financial letters of credit is 1.375%, the letter of credit fee for performance letters of credit is 0.80%, and the commitment fee for unused portions of the New Credit Agreement is 0.225%. The New Credit Agreement does not have a floor for the base rate or the Eurocurrency rate. As of March 31, 2015, the interest rate on borrowings outstanding under our term loan was 3.283%.

The New Credit Agreement generally includes customary events of default for a secured credit facility. If any default occurs under the New Credit Agreement, or if we are unable to make any of the representations and warranties in the New Credit Agreement, we will be unable to borrow funds or have letters of credit issued under the New Credit Agreement.

In connection with the spin-off of our Power Generation business, we expect to enter into a new credit agreement that will provide for revolving credit borrowings and issuances of letters of credit. Funds under the new credit agreement are expected to be available for working capital and other liquidity requirements after the spin-off.

Other Arrangements

Certain subsidiaries within our Power Generation segment have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees as of March 31, 2015 was $143.3 million.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety’s discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2015, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $538.3 million.

Long-term Benefit Obligations

Our unfunded pension and postretirement benefit obligations totaled $620.2 million at March 31, 2015. These long-term liabilities are expected to require use of Company resources to satisfy our future funding obligations. For the three months ended March 31, 2015, we made contributions to our pension and postretirement benefit plans totaling $6.4 million. We expect to make contributions to these plans totaling $24.0 million for the remainder of 2015 primarily related to our foreign pension plans and postretirement plans.

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $36.3 million to $346.3 million at March 31, 2015 from $382.6 million at December 31, 2014 primarily due to the items discussed below. We expect cash on hand, cash flow from operations and borrowing capacity under the New Credit Agreement to be sufficient to meet our liquidity needs for the next twelve months.

Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Domestic	$131,707	$183,651
Foreign	214,595	198,979

Total	$346,302	$382,630

Our working capital increased by approximately $32.9 million to $687.1 million at March 31, 2015 from $654.2 million at December 31, 2014, attributable primarily to timing of accounts payable and accrued employee benefit payments.

Our net cash provided by operations was $5.0 million in the three months ended March 31, 2015, compared to cash used in operations of $113.5 million for the three months ended March 31, 2014. This increase in cash provided by operations was largely attributable to improved project cash flows in relation to the prior year period.

Our net cash used in investing activities increased by $12.3 million to $23.7 million in the three months ended March 31, 2015 from cash used in investing activities of $11.4 million in the three months ended March 31, 2014. This increase in cash used in investing activities was primarily attributable to a decrease in sales of investments.

Our net cash used in financing activities was $12.9 million in the three months ended March 31, 2015, compared to cash used in financing activities of $8.6 million for the three months ended March 31, 2014. This increase in net cash used in financing activities was primarily attributable to a shift from borrowing on our Credit Agreement in the three months ended March 31, 2014 to making installment payments on our Credit Agreement for the three months ended March 31, 2015 which was partially offset by a decline in cash used for common share repurchase activity.

At March 31, 2015, we had restricted cash and cash equivalents totaling $53.2 million, $4.7 million of which was held in restricted foreign accounts, $2.5 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets) and $46.0 million of which was held to meet reinsurance reserve requirements of our captive insurer (in lieu of long-term investments).

At March 31, 2015, we had investments with a fair value of $18.7 million. Our investment portfolio consists primarily of investments in corporate bonds, equities and highly liquid money market instruments. Our investments are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss).

Foreign Operations

Approximately $209.9 million, or 76.5%, of our total unrestricted cash and cash equivalents at March 31, 2015 is related to foreign operations. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the U.S., which would expose us to certain taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. in a taxable manner as the liquidity generated by our U.S. operations is sufficient to meet the cash requirements of our U.S. operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2014 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 5 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

In addition to the risk factor below and other information in this report, the other factors presented in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2014 are some of the factors that could materially affect our business, financial condition or future results.

Pension and medical expenses associated with our retirement benefit plans may fluctuate significantly depending on a number of factors, and we may be required to contribute cash to meet underfunded pension obligations.

A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Variances from these estimates could have a material adverse effect on us. In addition, our policy to recognize these variances annually through mark to market accounting could result in volatility in our results of operations, which could be material. As of December 31, 2014, our defined benefit pension and postretirement benefit plans were underfunded by approximately $629.2 million. We also participate in various multi-employer pension plans in the U.S. and Canada under union and industry agreements that generally provide defined benefits to employees covered by collective bargaining agreements. Absent an applicable exemption, a contributor to a U.S. multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of the plan’s underfunded vested liability. Funding requirements for benefit obligations of these multi-employer pension plans are subject to certain regulatory requirements, and we may be required to make cash contributions which may be material to one or more of these plans to satisfy certain underfunded benefit obligations. See Note 7 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014 for additional information regarding our pension and postretirement benefit plan obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2012, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended March 31, 2015. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2015 – January 31, 2015	65	$27.15	—	$346.6
February 1, 2015 – February 28, 2015	100	$27.23	—	$346.6
March 1, 2015 – March 31, 2015	51,893	$30.67	—	$346.6

Total	52,058	$30.66	—

(1)	Includes 65 shares, 100 shares and 51,893 shares repurchased during January, February and March, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)	On November 7, 2012, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million in the open market during a two-year period ending on November 5, 2014. On May 7, 2013, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million. On February 26, 2014, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million. The May 2013 and February 2014 authorizations are in addition to the initial $250 million share repurchase amount authorized in November 2012. On December 9, 2013, we completed the repurchase of shares using our initial $250 million authorization. We may repurchase shares in the open market using the additional repurchase amounts authorized in May 2013 and February 2014 during a two-year period that expires February 25, 2016.

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

Exhibit 10.1+ - Form of Non-Employee Director Grant Letter.

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

Exhibit 95 - Mine Safety Disclosure

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Extension Schema Document

101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB - XBRL Taxonomy Extension Label Linkbase Document

101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.
+	Management contract or compensatory plan or arrangement.

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
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)

May 6, 2015

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Master Separation Agreement, dated as of July 2, 2010, between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.1*	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2*	Amended and Restated Bylaws of The Babcock & Wilcox Company effective September 9, 2013 (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Current Report on Form 8-K dated September 11, 2013 (File No. 1-34658)).

10.1+	Form of Non-Employee Director Grant Letter.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.
+	Management contract or compensatory plan or arrangement.