Form 10-Q
period 2015-06-30
BWX Technologies, Inc.
filed 2015-08-05
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-34658

BWX TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	80-0558025
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 MAIN STREET, 4TH FLOOR LYNCHBURG, VIRGINIA	24504
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (980) 365-4300

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

The number of shares of the registrant’s common stock outstanding at July 31, 2015 was 107,489,940.

BWX TECHNOLOGIES, INC.

INDEX - FORM 10-Q

PART I

BWX TECHNOLOGIES, INC.

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

BWX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
	(In thousands)
Current Assets:
Cash and cash equivalents	$46,910	$123,624
Restricted cash and cash equivalents	15,459	50,835
Investments	4,505	4,837
Accounts receivable – trade, net	146,847	165,144
Accounts receivable – other	11,938	6,094
Contracts in progress	314,982	290,622
Inventories	11,384	9,926
Deferred income taxes	33,560	38,320
Other current assets	42,141	32,127
Assets of discontinued operations – current	—	752,273

Total Current Assets	627,726	1,473,802

Property, Plant and Equipment	827,620	880,848
Less accumulated depreciation	562,198	573,048

Net Property, Plant and Equipment	265,422	307,800

Investments	7,307	7,606

Goodwill	169,000	169,914

Deferred Income Taxes	126,833	132,778

Investments in Unconsolidated Affiliates	31,852	31,256

Intangible Assets	59,343	60,227

Other Assets	49,742	50,133

Assets of Discontinued Operations – Non-Current	—	623,420

TOTAL	$1,337,225	$2,856,936

See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2015	2014
	(Unaudited)
	(In thousands, except share and per share amounts)
Current Liabilities:
Notes payable and current maturities of long-term debt	$15,000	$15,000
Accounts payable	77,438	88,985
Accrued employee benefits	53,158	85,433
Accrued liabilities – other	59,496	60,010
Advance billings on contracts	123,261	107,437
Accrued warranty expense	16,097	15,889
Liabilities of discontinued operations – current	—	446,881

Total Current Liabilities	344,450	819,635

Long-Term Debt	315,000	285,000

Accumulated Postretirement Benefit Obligation	27,699	29,956

Environmental Liabilities	58,293	56,259

Pension Liability	305,810	308,927

Other Liabilities	29,440	43,126

Liabilities of Discontinued Operations – Non-Current	—	299,832

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 122,411,659 and 121,604,332 shares at June 30, 2015 and December 31, 2014, respectively	1,224	1,216
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	13,229	775,393
Retained earnings	648,923	642,489
Treasury stock at cost 14,971,299 and 14,915,776 shares at June 30, 2015 and December 31, 2014, respectively	(425,702)	(423,990)
Accumulated other comprehensive income	5,077	3,596

Stockholders’ Equity – BWX Technologies, Inc.	242,751	998,704
Noncontrolling interest	13,782	15,497

Total Stockholders’ Equity	256,533	1,014,201

TOTAL	$1,337,225	$2,856,936

See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues	$357,135	$362,488	$692,622	$717,904

Costs and Expenses:
Cost of operations	249,489	257,819	477,124	510,373
Research and development costs	3,653	26,636	7,481	46,621
Selling, general and administrative expenses	54,760	53,368	105,186	103,339
Special charges for restructuring activities	16,460	9,957	16,608	11,137
Costs to spin-off the Power Generation business	24,470	—	25,987	—

Total Costs and Expenses	348,832	347,780	632,386	671,470

Equity in Income of Investees	3,282	12,749	5,134	25,652

Operating Income	11,585	27,457	65,370	72,086

Other Income (Expense):
Interest income	170	27	234	231
Interest expense	(3,300)	(636)	(5,561)	(1,805)
Other – net	120	258	(1,284)	363

Total Other Income (Expense)	(3,010)	(351)	(6,611)	(1,211)

Income from continuing operations before provision for income taxes and noncontrolling interest	8,575	27,106	58,759	70,875

Provision for Income Taxes	8,982	7,917	25,200	16,542

Income (loss) from continuing operations before noncontrolling interest	(407)	19,189	33,559	54,333

Income (loss) from discontinued operations, net of tax	(16,912)	4,303	(5,837)	10,313

Net Income (Loss)	$(17,319)	$23,492	$27,722	$64,646

Net Loss Attributable to Noncontrolling Interest	172	2,945	388	6,835

Net Income (Loss) Attributable to BWX Technologies, Inc.	$(17,147)	$26,437	$28,110	$71,481

Amounts Attributable to BWX Technologies, Inc.’s Common Shareholders:
Income (loss) from continuing operations, net of tax	$(181)	$22,211	$34,053	$61,361
Income (loss) from discontinued operations, net of tax	(16,966)	4,226	(5,943)	10,120

Net Income (Loss) Attributable to BWX Technologies, Inc.	$(17,147)	$26,437	$28,110	$71,481

Earnings per Common Share:
Basic:
Income (loss) from continuing operations	$0.00	$0.20	$0.32	$0.56
Income (loss) from discontinued operations	(0.16)	0.04	(0.06)	0.09

Net Income (Loss) Attributable to BWX Technologies, Inc.	$(0.16)	$0.24	$0.26	$0.65

Diluted:
Income (loss) from continuing operations	$0.00	$0.20	$0.32	$0.56
Income (loss) from discontinued operations	(0.16)	0.04	(0.06)	0.09

Net Income (Loss) Attributable to BWX Technologies, Inc.	$(0.16)	$0.24	$0.26	$0.65

Shares used in the computation of earnings per share (Note 11):
Basic	107,120,149	109,766,237	106,948,033	110,102,826
Diluted	107,120,149	110,116,630	107,359,947	110,501,337

See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)
	(In thousands)
Net Income (Loss)	$(17,319)	$23,492	$27,722	$64,646

Other Comprehensive Income (Loss):
Currency translation adjustments	2,151	(531)	(8,779)	(7,142)
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $604, $(289), $778 and $50, respectively	(2,003)	833	(2,218)	(142)
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $113, $234, $(570) and $13, respectively	(339)	(679)	1,577	(47)
Amortization of benefit plan costs, net of tax benefit of $(179), $(198), $(358) and $(395), respectively	329	397	660	794
Investments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $239, $(32), $14 and $(57), respectively	(441)	57	(26)	103
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $69, $3, $64 and $15, respectively	(124)	(4)	(115)	(26)

Other Comprehensive Income (Loss)	(427)	73	(8,901)	(6,460)

Total Comprehensive Income (Loss)	(17,746)	23,565	18,821	58,186

Comprehensive Loss Attributable to Noncontrolling Interest	165	2,942	363	6,839

Comprehensive Income (Loss) Attributable to BWX Technologies, Inc.	$(17,581)	$26,507	$19,184	$65,025

See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
			Capital In Excess of Par Value
	Common Stock
	Shares	Par Value
		(In thousands, except share and per share amounts)
Balance December 31, 2014	121,604,332	$1,216	$775,393	$642,489	$3,596	$(423,990)	$998,704	$15,497	$1,014,201
Net income	—	—	—	28,110	—	—	28,110	(388)	27,722
Dividends declared ($0.20 per share)	—	—	—	(21,676)	—	—	(21,676)	—	(21,676)
Defined benefit obligations	—	—	—	—	660	—	660	—	660
Available-for-sale investments	—	—	—	—	(141)	—	(141)	—	(141)
Currency translation adjustments	—	—	—	—	(8,804)	—	(8,804)	25	(8,779)
Derivative financial instruments	—	—	—	—	(641)	—	(641)	—	(641)
Exercise of stock options	127,951	1	3,206	—	—	—	3,207	—	3,207
Contributions to thrift plan	149,753	1	4,530	—	—	—	4,531	—	4,531
Shares placed in treasury	—	—	—	—	—	(1,712)	(1,712)	—	(1,712)
Stock-based compensation charges	529,623	6	22,442	—	—	—	22,448	—	22,448
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(232)	(232)
Spin-off of Power Generation Business	—	—	(792,342)	—	10,407	—	(781,935)	(1,120)	(783,055)

Balance June 30, 2015 (unaudited)	122,411,659	$1,224	$13,229	$648,923	$5,077	$(425,702)	$242,751	$13,782	$256,533

Balance December 31, 2013	120,536,910	$1,205	$747,189	$656,916	$28,348	$(268,971)	$1,164,687	$18,254	$1,182,941
Net income	—	—	—	71,481	—	—	71,481	(6,835)	64,646
Dividends declared ($.20 per share)	—	—	—	(22,235)	—	—	(22,235)	—	(22,235)
Defined benefit obligations	—	—	—	—	794	—	794	—	794
Available-for-sale investments	—	—	—	—	77	—	77	—	77
Currency translation adjustments	—	—	—	—	(7,138)	—	(7,138)	(4)	(7,142)
Derivative financial instruments	—	—	—	—	(189)	—	(189)	—	(189)
Exercise of stock options	135,649	1	3,519	—	—	—	3,520	—	3,520
Contributions to thrift plan	196,297	2	6,554	—	—	—	6,556	—	6,556
Shares placed in treasury	—	—	—	—	—	(104,805)	(104,805)	—	(104,805)
Stock-based compensation charges	419,004	5	7,406	—	—	—	7,411	—	7,411
Contribution of in-kind services	—	—	—	—	—	—	—	5,830	5,830
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(409)	(409)

Balance June 30, 2014 (unaudited)	121,287,860	$1,213	$764,668	$706,162	$21,892	$(373,776)	$1,120,159	$16,836	$1,136,995

See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$27,722	$64,646
Non-cash items included in net income from continuing operations:
Depreciation and amortization	51,715	35,053
Income of investees, net of dividends	1,306	(8,517)
Losses on asset disposals and impairments, net	26,441	1,457
In-kind research and development costs	—	5,830
Recognition of losses for pension and postretirement plans	3,179	1,189
Stock-based compensation and thrift plan expense	22,444	7,411
Excess tax benefits from stock-based compensation	22	(552)
Changes in assets and liabilities:
Accounts receivable	46,890	(6,635)
Accounts payable	(17,710)	(129,471)
Contracts in progress and advance billings on contracts	(4,110)	(52,142)
Inventories	(859)	5,666
Income taxes	(35,953)	(7,890)
Accrued and other current liabilities	8,664	2,674
Pension liability, accrued postretirement benefit obligation and employee benefits	(45,692)	(35,671)
Other, net	(786)	9,250

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	83,273	(107,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	3,500	6,285
Purchases of property, plant and equipment	(40,601)	(37,822)
Acquisition of business, net of cash acquired	—	(127,098)
Purchase of intangible assets	—	(722)
Purchases of securities	(8,197)	(21,225)
Sales and maturities of securities	2,016	27,802
Proceeds from asset disposals	60	10
Investment in equity method investees	—	(4,900)

NET CASH USED IN INVESTING ACTIVITIES	(43,222)	(157,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	—	(1,815)
Increase in short-term borrowing	—	733
Borrowings under the Credit Agreement	33,750	562,300
Repayments under Credit Agreement	(3,750)	(298,500)
Payment of debt issuance costs	(5,023)	(4,929)
Repurchase of common shares	—	(99,742)
Dividends paid to common shareholders	(21,549)	(22,103)
Exercise of stock options	3,229	3,463
Excess tax benefits from stock-based compensation	(22)	552
Cash divested in connection with spin-off of Power Generation business	(307,562)	—
Other	(232)	(409)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(301,159)	139,550

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(4,951)	(4,376)

TOTAL DECREASE IN CASH AND CASH EQUIVALENTS	(266,059)	(130,198)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	312,969	346,116

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,910	$215,918

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,322	$1,296
Income taxes (net of refunds)	$58,397	$28,099
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$3,182	$3,938

See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We have presented the condensed consolidated financial statements of BWX Technologies, Inc. (“BWXT”) (formerly known as The Babcock & Wilcox Company) in U.S. Dollars in accordance with the interim reporting requirements of Form 10-Q, Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States (“GAAP”). Certain financial information and disclosures normally included in our financial statements prepared annually in accordance with GAAP have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2014 (our “2014 10-K”). We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation.

We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as “joint ventures.” We have reclassified amounts previously reported to conform to the presentation as of and for the three and six month periods ended June 30, 2015. We have eliminated all intercompany transactions and accounts. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

Unless the context otherwise indicates, “we,” “us” and “our” mean BWXT and its consolidated subsidiaries.

Spin-off

On June 30, 2015, we completed the spin-off of our Power Generation business (the “spin-off”) into an independent, publicly traded company named Babcock & Wilcox Enterprises, Inc. (“BWE”). The separation was effected through a pro rata distribution of 100% of BWE’s common stock to BWXT’s stockholders. The distribution of BWE common stock consisted of one share of BWE common stock for every two shares of BWXT common stock to holders of BWXT common stock on the record date of June 18, 2015. Cash was paid in lieu of any fractional shares of BWE common stock. Following the spin-off, BWXT did not retain any ownership interest in BWE. Prior to June 30, 2015, we completed an internal restructuring that separated the subsidiaries involved in our former Power Generation business and established BWE as the direct or indirect parent company of those subsidiaries. Concurrent with the spin-off, The Babcock & Wilcox Company was renamed BWX Technologies, Inc.

The results of operations for the three and six month periods ended June 30, 2015 and 2014, as well as the accompanying notes, reflect the historical operations of our former Power Generation business as discontinued operations. See Note 2 for further information regarding the spin-off of BWE. The discussions in this quarterly report are presented on the basis of continuing operations, unless otherwise stated.

Reporting Segments

As a result of the spin-off of our former Power Generation business that is now reported as discontinued operations, we now operate in three reportable segments: Nuclear Operations, Technical Services and Nuclear Energy. Prior to 2015, our mPower business was a separate reportable segment. In accordance with FASB Topic Segment Reporting, mPower no longer meets the quantitative threshold criteria and will be included in our “Other” category as it is no longer considered a reportable segment. This change in our reportable segments had no impact on our previously reported results of operations, financial condition or cash flows. We have applied these changes in reportable segments to previously reported historical financial information and related disclosures included in this report. Our reportable segments are further described as follows:

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

•	Our Technical Services segment provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided primarily to the DOE, including the NNSA, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management and the Department of Defense. Through this segment we deliver products and management solutions to nuclear operations and high-consequence manufacturing facilities. A significant portion of this segment’s operations are conducted through joint ventures.

•	Our Nuclear Energy segment supplies commercial nuclear steam generators, components and services to nuclear utility customers. BWXT has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. This segment is the only commercial heavy nuclear component, N-Stamp certified manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development and metallurgy and materials engineering. In addition, this segment offers services for nuclear steam generators and balance of plant equipment, as well as nondestructive examination and tooling/repair solutions for other plant systems and components. This segment also offers engineering and licensing services for new nuclear plant designs.

See Note 10 for further information regarding our segments.

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and the related footnotes included in our 2014 10-K.

Contracts and Revenue Recognition

We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours or a cost-to-cost method, as applicable to the product or activity involved. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress towards completion as a percentage of the total project. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. We include revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in contracts in progress. We include in advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

For contracts as to which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these deferred profit recognition contracts, we recognize revenue and cost equally and only recognize gross margin when probable and reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical, except to assure that no loss will be incurred, as deferred profit recognition contracts.

Our policy is to account for fixed-price contracts under the completed-contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. Under the completed-contract method, income is recognized only when a contract is completed or substantially complete.

Comprehensive Income

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Currency translation adjustments	$11,524	$11,547
Net unrealized gain on available-for-sale investments	24	155
Net unrealized gain (loss) on derivative financial instruments	(437)	(123)
Unrecognized prior service cost on benefit obligations	(6,034)	(7,983)

Accumulated other comprehensive income (loss)	$5,077	$3,596

The amounts reclassified out of accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

Accumulated Other Comprehensive	Three Months Ended June 30,		Six Months Ended June 30,
Income (Loss)	2015	2014	2015	2014
Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$(210)	$(253)	$484	$(90)	Revenues
	703	1,153	(2,718)	127	Cost of operations

	493	900	(2,234)	37	Total before tax
	(127)	(232)	575	(9)	Provision for Income Taxes

	$366	$668	$(1,659)	$28	Net Income

Amortization of prior service cost on benefit obligations	$(400)	$(384)	$(801)	$(768)	Cost of operations
	(9)	(86)	(18)	(171)	Selling, general and administrative expenses

	(409)	(470)	(819)	(939)	Total before tax
	140	148	278	295	Provision for Income Taxes

	$(269)	$(322)	$(541)	$(644)	Net Income

Realized gain (loss) on investments	$191	$7	$177	$41	Other-net
	(68)	(3)	(63)	(15)	Provision for Income Taxes

	$123	$4	$114	$26	Net Income

Total reclassification for the period	$220	$350	$(2,086)	$(590)

Inventories

At June 30, 2015 and December 31, 2014, we had inventories totaling $11.4 million and $9.9 million, respectively, consisting entirely of raw materials and supplies.

Restricted Cash and Cash Equivalents

At June 30, 2015, we had restricted cash and cash equivalents totaling $18.0 million, $2.5 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $15.5 million of which was held to meet reinsurance reserve requirements of our captive insurer.

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

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Balance at beginning of period	$15,889	$17,469
Additions	563	688
Expirations and other changes	—	(970)
Payments	(51)	(20)
Translation and other	(304)	6

Balance at end of period	$16,097	$17,173

Research and Development

Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are related to our mPower program for the development of our mPowerTM reactor and the associated mPower Plant.

In the three and six months ended June 30, 2014, we recognized $1.6 million and $5.8 million, respectively, of non-cash, in-kind research and development costs related to services contributed by our minority partner to Generation mPower LLC, our majority-owned subsidiary formed in 2011 to oversee the mPower program to develop the small modular nuclear power plant based on mPower™ technology. In the six months ended June 30, 2014, we received funding of $19.8 million under our Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (the “Cooperative Agreement”). On April 14, 2014, we announced our plans to restructure the mPower program to reduce spending and focus on technology development. We slowed the pace of development and intend to invest no more than $15 million on an annual basis while we focus on technology development. At this time, the latest extension to the Cooperative Agreement has expired and the DOE funding has been suspended.

Provision for Income Taxes

We are subject to federal income tax in the U.S. and Canada as well as income tax within multiple U.S. state jurisdictions. We provide for income taxes based on the enacted tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to nominal rates and with respect to the basis on which these rates are applied. This variation, along with changes in our mix of income within these jurisdictions, can contribute to shifts in our effective tax rate from period to period. We classify interest and penalties related to taxes (net of any applicable tax benefit) as a component of provision for income taxes on our condensed consolidated statements of income.

Our effective tax rate for the three months ended June 30, 2015 was approximately 104.7% as compared to 29.2% for the three months ended June 30, 2014 largely due to the impact of the spin-off of our Power Generation business. Our effective tax rate for the six months ended June 30, 2015 was approximately 42.9% as compared to 23.3% for the six months ended June 30, 2014. Specifically, the effective tax rates for the three and six months ended June 30, 2015 were higher than our statutory rate primarily due to the change in our tax footprint associated with the spin-off, resulting in the revaluations of deferred tax assets and liabilities as well as the need to recognize tax provision on our global earnings at our U.S. federal rate due to the likely repatriation of future foreign earnings. These matters resulted in $3.8 million of tax provision for the three and six months ended June 30, 2015.

The effective tax rates for the three and six months ended June 30, 2014 were lower than our statutory rate due to the impact of an increase in benefits from amended federal manufacturing deductions, and the receipt of a favorable ruling from the Internal Revenue Service that retroactively reduced the U.S. tax owed on income from certain of our foreign joint ventures.

As of June 30, 2015, we have gross unrecognized tax benefits of $8.3 million. Of the $8.3 million gross unrecognized tax benefits, $6.1 million would reduce our effective tax rate if recognized.

NOTE 2 – DISCONTINUED OPERATIONS

Spin-off of BWE

On June 30, 2015, we completed the spin-off of BWE to our stockholders through a stock distribution. BWE’s assets and business primarily consist of those that we previously reported as our Power Generation segment. In connection with the spin-off, our stockholders received 100% of the outstanding common stock of BWE. The distribution of BWE common stock occurred by way of a pro rata stock distribution to our stockholders. Our stockholders received one share of BWE common stock for every two shares of our common stock held by such stockholder on June 18, 2015, and cash in lieu of any fractional shares. Prior to the completion of the spin-off, BWXT made a cash payment to BWE totaling $132 million, in order for BWE to maintain appropriate working capital and liquidity levels.

In order to effect the distribution and govern BWXT’s relationship with BWE after the distribution, BWXT entered into a master separation agreement with BWE. In addition to the master separation agreement, BWXT and BWE entered into other agreements in connection with the distribution, including a tax sharing agreement and transition services agreements.

Master Separation Agreement

The master separation agreement between us and BWE contains the key provisions relating to the separation of our former Power Generation business from BWXT and the distribution of shares of BWE common stock. The master separation agreement identifies the assets that were transferred, liabilities that were assumed and contracts that were assigned to BWE by BWXT or by BWE to BWXT in the spin-off and describes how these transfers, assumptions and assignments occurred. Under the master separation agreement we also agreed to indemnify BWE against various claims and liabilities related to the past operation of BWXT’s business (other than BWE’s business).

As of the spin-off, the Company has outstanding performance guarantees for various projects executed by the Power Generation business in the normal course of business. These guarantees total $1,542 million and range in expiration dates from 2015 to 2035. The master separation agreement requires that the Power Generation business use commercially reasonable efforts to terminate (or have it or one of its subsidiaries substituted for us) all existing guarantees by us relating to our former Power Generation business, including financial, performance and other guarantee obligations. The Power Generation business is required (i) to use commercially reasonable efforts to perform all underlying obligations covered by the guarantees, (ii) to take all actions to put the Company in the same position as if the Power Generation business, not the Company, had performed or were performing the guarantee obligations, and (iii) to indemnify and hold harmless the Company for any losses arising from the guarantees. Moreover, to the extent that the Power Generation business fails to terminate or substitute any of the existing guarantees by the 24-month anniversary of the spin-off, the Power Generation business will be obligated to pay a quarterly carrying fee until the expiration of the guarantee or the termination or substitution of the guarantee, whichever occurs first. We estimated the fair value of these performance guarantees at June 30, 2015 to total $10.2 million and have recorded these amounts in other liabilities on our consolidated balance sheet.

Tax Sharing Agreement

We and BWE have entered into an agreement providing for the sharing of taxes incurred before and after the distribution, various indemnification rights with respect to tax matters and restrictions to preserve the tax-free status of the distribution to BWXT. Under the terms of the tax sharing agreement we have entered into in connection with the spin-off, we will generally be responsible for 60% of any taxes imposed on us or BWE and its subsidiaries in the event that the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment. However, if the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment because of actions or failures to act by BWE, we would not be responsible for the related taxes associated with these actions. Conversely, if the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment because of actions or failures to act by us, we would be responsible for all related taxes associated with these actions.

Transition Services Agreements

Under the transition services agreements, BWXT and BWE are providing each other certain transition services for a limited time. Such services include, among others, accounting, human resources, information technology, legal, risk management, tax and treasury services. In consideration for such services, BWXT and BWE each pay fees to the other for the services provided, and those fees are generally in amounts intended to allow the party providing the services to recover its direct and indirect costs incurred in providing those services. The transition services agreements contain customary mutual indemnification provisions.

Financial Information

The following table presents selected financial information regarding the results of operations of our former Power Generation business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited) (In thousands)
Revenues	$434,453	$324,905	$830,234	$634,639

Costs and Expenses:
Cost of operations	352,573	255,877	665,558	508,759
Research and development costs	3,962	4,281	8,480	8,293
Losses on asset disposals and impairments, net	8,945	1,457	8,963	1,457
Selling, general and administrative expenses(1)	55,630	48,550	108,911	93,264
Special charges for restructuring activities	5,311	7,513	7,666	8,991
Costs to spin-off	30,831	—	34,358	—

Total Costs and Expenses	457,252	317,678	833,936	620,764
Equity in Income (Loss) of Investees	967	433	(1,104)	2,799

Operating Income (Loss)	(21,832)	7,660	(4,806)	16,674
Other Income	609	200	305	1,902

Income (Loss) before Provision for Income Taxes	(21,223)	7,860	(4,501)	18,576
Provision for (Benefit from) Income Taxes	(4,311)	3,557	1,336	8,263

Net Income (Loss)	(16,912)	4,303	(5,837)	10,313
Net Loss Attributable to Noncontrolling Interest	(54)	(77)	(106)	(193)

Income (Loss) from Discontinued Operations	$(16,966)	$4,226	$(5,943)	$10,120

(1)	Included in selling, general and administrative expenses are allocations of corporate administrative expenses of $13.9 million and $28.0 million for the three and six months ended June 30, 2015 and $13.7 million and $27.1 million for the three and six months ended June 30, 2014.

We have incurred approximately $66.5 million in total spin-off related costs, which includes approximately $29.8 million for professional services and $23.1 million of retention and severance-related charges. The majority of the remaining costs relate to the separation of our facilities and related infrastructure inclusive of information technology systems. Income from discontinued operations for the three and six months ended June 30, 2015 includes $30.8 million and $34.4 million, respectively, of these charges and included in continuing operations are spin-off costs of $24.5 million and $26.0 million for the three and six months ended June 30, 2015. A total of $6.1 million was recognized in the year ended December 31, 2014.

The following table presents the carrying values of the major accounts of discontinued operations that are included in our December 31, 2014 condensed consolidated balance sheet (Unaudited) (In thousands):

December 31, 2014
Cash and cash equivalents	$189,345
Restricted cash and cash equivalents	3,661
Accounts receivable – trade, net	265,456
Accounts receivable – other	38,205
Contracts in progress	107,751
Inventories	98,711
Deferred income taxes	35,158
Other current assets	13,986

Total Current Assets	$752,273

Net Property, plant and equipment	$128,835
Goodwill	209,277
Deferred income taxes	112,988
Investments in unconsolidated affiliates	109,248
Intangible assets	50,646
Other assets	12,426

Total Assets of Discontinued Operations	$1,375,693

Notes payable and current maturities of long-term debt	$3,215
Accounts payable	158,643
Accrued employee benefits	39,464
Accrued liabilities – other	59,726
Advance billings on contracts	148,098
Accrued warranty expense	37,735

Total Current Liabilities	$446,881

Long-term debt	$—
Accumulated postretirement benefit obligation	28,257
Pension liability	255,062
Other long-term liabilities	16,513

Total Liabilities of Discontinued Operations	$746,713

The following table presents selected financial information regarding cash flows of our former Power Generation business that are included in the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2015	2014
	(Unaudited) (In thousands)
Non-cash items included in net income (loss):
Depreciation and amortization	$21,458	$9,642
Income (loss) of investees, net of dividends	(2,293)	239
Losses on asset disposals and impairments, net	10,544	1,457
Purchases of property, plant and equipment	11,494	5,464

NOTE 3 – SPECIAL CHARGES FOR RESTRUCTURING ACTIVITIES

In 2014, we began certain initiatives aimed at driving margin improvement in our Nuclear Energy segment. In the six months ended June 30, 2015, we incurred $0.7 million of expenses related to facility consolidation and employee termination benefits in connection with these initiatives. During the six months ended June 30, 2014, we incurred $2.5 million related to employee termination benefits and $0.3 million related to facility consolidation.

In addition, we incurred $15.9 million and $7.9 million for the six months ended June 30, 2015 and 2014, respectively, related to the restructuring of our mPower program. The 2015 amount relates to asset impairments as a result of the significant adverse changes in the business prospects of the mPower program. We incurred additional expenses related to employee termination benefits totaling $0.4 million for the six months ended June 30, 2014 related to the restructuring of our Technical Services segment.

The following summarizes the changes in our restructuring liability for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30, 2015	June 30, 2014
	(In thousands)
Balance at the beginning of the period	$4,967	$5,148
Special charges for restructuring activities(1)	610	10,619
Payments	(3,875)	(8,114)
Translation and other	(131)	(6)

Balance at the end of the period	$1,571	$7,647

(1)	Excludes non-cash charges of $16.0 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively, which did not impact the restructuring liability.

At June 30, 2015, unpaid restructuring charges totaled $1.5 million for employee termination benefits and $0.1 million for administrative costs.

NOTE 4 – CREDIT FACILITY

On May 11, 2015, BWXT entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a five-year, senior secured revolving credit facility in an aggregate amount of up to $400 million, the full amount of which is available for the issuance of letters of credit, and a senior secured term loan facility in an aggregate amount of up to $500 million, $300 million of which was drawn upon closing on June 30, 2015. The remaining commitment for the term loan expires on December 31, 2015. Obligations under the Credit Agreement are scheduled to mature on the fifth anniversary of its closing date. The proceeds of loans under the Credit Agreement were used to repay all indebtedness under BWXT’s former secured credit facility, and remaining amounts are available for working capital needs and other general corporate purposes.

The Credit Agreement includes provisions for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $250 million for all incremental term loan, revolving credit borrowings and letter of credit commitments.

The Credit Agreement is (i) guaranteed by substantially all of BWXT’s wholly owned domestic subsidiaries, excluding BWXT’s captive insurance subsidiary, and (ii) secured by first-priority liens on certain assets owned by BWXT and the guarantors (other than the BWXT’s subsidiaries comprising its Nuclear Operations and Technical Services segments).

The Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. BWXT is also required to make quarterly amortization payments on the term loan portion of the Credit Agreement in an amount equal to 1.25% of the aggregate principal amount of the term loan facility that is utilized. BWXT may prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements.

Loans outstanding under the Credit Agreement bear interest at BWXT’s option at either the LIBOR rate plus a margin ranging from 1.25% to 1.75% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month LIBOR rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 0.75% per year. Starting on the closing date of the Credit Agreement, we are charged a commitment fee on the unused portions of the revolving credit facility and term loan facility, and that fee varies between 0.150% and 0.250% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.75% and 1.05% per year is charged with respect to the amount of each performance letter of credit issued under the Credit Agreement. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on the BWXT’s leverage ratio. Upon the closing of the Credit Agreement, BWXT paid certain upfront fees to the lenders thereunder, and paid arrangement and other fees to the arrangers and agents of the Credit Agreement. At June 30, 2015, borrowings outstanding totaled $300.0 million and $30.0 million under our term loan and revolving line of credit, respectively, and letters of credit issued under the Credit Agreement totaled $71.7 million, resulting in $498.3 million available for borrowings or to meet letter of credit requirements.

Based on the current credit ratings of the Credit Agreement, the applicable margin for Eurocurrency rate loans is 1.375%, the applicable margin for base rate loans is 0.375%, the letter of credit fee for financial letters of credit is 1.375%, the letter of credit fee for performance letters of credit is 0.825%, and the commitment fee for unused portions of the Credit Agreement is 0.175%. The Credit Agreement does not have a floor for the base rate or the Eurocurrency rate. As of June 30, 2015, the interest rate on borrowings under our Credit Agreement was 1.56%.

The Credit Agreement includes financial covenants that will be tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which ratio may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales.

The Credit Agreement generally includes customary events of default for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to BWXT occurs under the Credit Agreement, all obligations under the Credit Agreement will immediately become due and payable. If any other event of default exists under the Credit Agreement, the lenders will be permitted to accelerate the maturity of the obligations outstanding under the Credit Agreement. If any event of default occurs under the Credit Agreement, the lenders will be permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral.

If any default occurs under the Credit Agreement, or if BWXT is unable to make any of the representations and warranties in the Credit Agreement, BWXT will be unable to borrow funds or have letters of credit issued under the Credit Agreement.

NOTE 5 – PENSION PLANS AND POSTRETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)
Service cost	$6,208	$6,163	$12,488	$12,324	$219	$207	$442	$423
Interest cost	16,182	17,297	32,714	34,593	686	426	1,373	1,395
Expected return on plan assets	(22,379)	(21,280)	(45,177)	(42,552)	(583)	(575)	(1,168)	(1,150)
Amortization of prior service cost (credit)	459	510	915	1,019	(50)	(40)	(96)	(80)
Recognized net actuarial loss	2,161	—	2,161	—	—	—	—	—

Net periodic benefit cost	$2,631	$2,690	$3,101	$5,384	$272	$18	$551	$588

During the six months ended June 30, 2015, significant lump sum payments were made from certain salaried Canadian pension plans. As a result, we remeasured certain of our Canadian pension plans resulting in the recognition of a net actuarial loss of $2.2 million, which includes a $2.6 million settlement loss and a $0.4 million actuarial gain. We have excluded the recognized net actuarial loss from our reportable segments, and such amount has been reflected in Note 10 as the Mark to Market Adjustment in the reconciliation of reportable segment income to consolidated operating income. We recorded $1.0 million of the net actuarial loss within cost of operations and $1.2 million of the loss within selling, general and administrative expenses.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 10 to the consolidated financial statements in Part II of our 2014 10-K.

Investigations and Litigation

Apollo and Parks Township

In January 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc. and now known as BWXT Technical Services Group, Inc. (the “BWXT Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, additional suits have been filed by additional plaintiffs and there are currently sixteen lawsuits pending in the U.S. District Court for the Western District of Pennsylvania against the BWXT Parties and ARCO, including the most recent lawsuit filed in June 2015. In total, the suits presently involve approximately 97 primary claimants. The primary claimants allege, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in the Borough of Apollo and Parks Township, Pennsylvania (collectively, the “Apollo and Parks Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages, and in November 2014 delivered a demand of $125.0 million for the settlement of all then-filed actions. All of the suits, except for the most recent filing, have been consolidated for non-dispositive pre-trial matters. Fact discovery in the Apollo and Parks Litigation is now closed for all claims other than the most recent claims in June 2015, but no trial date has been set. In connection with the spin-off, we agreed to indemnify B&W PGG and its affiliates for any losses arising from the Apollo and Parks Litigation pursuant to the Master Separation Agreement.

In May 2015, the magistrate judge overseeing the consolidated suits (representing fifteen of the lawsuits filed to date and 93 primary claimants) issued a report recommending, among other things, that two motions for summary judgment filed by the BWXT Parties (Failure to Raise a Genuine Issue For Trial on Breach of Duty and Lack of Evidence Regarding Exposure and Dose) be granted. This recommendation must be adopted by the presiding judge in order to have effect, and the presiding judge is not obligated to follow the magistrate’s recommendations. The parties have filed their respective responses to the report and the BWXT Parties are currently evaluating the need for further reply. Once all responses are lodged, the presiding judge will consider the motions, the magistrate’s report and recommendation and the parties’ responses and rule on the motions.

At the time of ARCO’s sale of NUMEC stock to B&W PGG, B&W PGG received an indemnity and hold harmless agreement from ARCO, which has been assigned to BWXT and its affiliates, with respect to claims and liabilities arising prior to or as a result of conduct or events predating the acquisition.

Insurance coverage and/or the ARCO indemnity currently provides coverage for the claims alleged in the Apollo and Parks Litigation, although no assurance can be given that insurance and/or the indemnity will be available or sufficient in the event of liability, if any.

The BWXT Parties and ARCO were defendants in a prior litigation filed in 1994 relating to the operation of the Apollo Borough and Parks Township facilities in the matter of Donald F. Hall and Mary Ann Hall, et al., v. Babcock & Wilcox Company, et al. (the “Hall Litigation”). In 1998, the BWXT Parties settled all then-pending and future punitive damage claims in the Hall Litigation for $8.0 million and sought reimbursement from third parties, including its insurers, American Nuclear Insurers and Mutual Atomic Energy Liability Underwriters (“ANI”). In

2008, ARCO settled the Hall Litigation with the plaintiffs for $27.5 million. The BWXT Parties then settled the Hall Litigation in 2009 for $52.5 million, settling approximately 250 personal injury and wrongful death claims, as well as approximately 125 property damage claims, alleging damages as a result of alleged releases involving the facilities. ARCO and the BWXT Parties retained their insurance rights against ANI in their respective settlements; however, under a related settlement regarding ARCO’s indemnification of B&W PGG relating to the two facilities, ARCO assigned to BWXT 58.33% of the total of all ARCO’s proceeds/amounts recovered against ANI on account of the Hall Litigation.

The BWXT Parties sought recovery from ANI for amounts paid by the BWXT Parties to settle the Hall Litigation, along with unreimbursed attorney fees, allocated amounts assigned by ARCO to the BWXT Parties, and applicable interest based upon ANI’s breach of contract and bad faith conduct in the matter of The Babcock & Wilcox Company et al. v. American Nuclear Insurers, et al. (the “ANI Litigation”). ARCO also sought recovery against ANI in the ANI Litigation, which has been pending before the Court of Common Pleas of Allegheny County, Pennsylvania.

In September 2011, a jury returned a verdict in the ANI Litigation, finding that the BWXT Parties’ settlement of the Hall Litigation for $52.5 million and ARCO’s settlement for $27.5 million were fair and reasonable. Following the verdict, in February 2012, the BWXT Parties, ARCO and ANI entered into an agreement (the “February 2012 Agreement”) in which the parties agreed to the dismissal with prejudice of all remaining claims pending in the ANI Litigation, excluding the BWXT Parties’ and ARCO’s claims seeking reimbursement from ANI for the $52.5 million and $27.5 million settlements (plus interest) (the “Settlement Claims”). By agreement, ANI also waived: (1) any and all rights to appeal the September 2011 jury verdict on the basis of the trial court’s evidentiary rulings; and (2) any defenses and arguments of any kind except ANI’s position that it was not required to reimburse the BWXT Parties’ and ARCO for their settlements under the provisions of the ANI policies. In February 2012, the Court granted the parties’ proposed order implementing their agreement and entered final judgment in favor of the BWXT Parties and ARCO on the Settlement Claims (the “February 2012 Judgment”). As part of the February 2012 Judgment, the Court ruled that the B&W Parties and ARCO are entitled to pre-judgment interest on their $52.5 million and $27.5 million settlements, in the amounts of approximately $8.8 million and $6.2 million, respectively. In addition, post-verdict interest from the date of the jury verdict was awarded at 6%. In March 2012, ANI filed a notice of appeal as to the final judgment and a supersedeas appeal bond in the amount of 120% of the total final judgment amount. The parties filed their respective briefs with the Superior Court and oral arguments were held October 31, 2012.

In July 2013, the Superior Court reversed the judgment of the trial court with instructions to reconsider the issue of the Settlement Claims under a different standard. In August 2013, B&W and ARCO filed a request for appeal of the Superior Court’s decision to the Pennsylvania Supreme Court. On January 24, 2014, the Supreme Court of Pennsylvania granted the request for appeal. The parties’ briefs on the appeal have been filed and oral arguments were held October 7, 2014.

On July 21, 2015, the Supreme Court of Pennsylvania issued its ruling by reversing the decision of the Superior Court and reinstating the trial court’s February 2012 Judgment in favor of the BWXT Parties and ARCO. ANI has filed an application for reargument, which BWXT plans to oppose. Under the February 2012 Agreement, the parties agreed that there would be no recourse to the United States Supreme Court and, following the exhaustion of its other appeal remedies, ANI is required to pay the BWXT Parties and ARCO all amounts in satisfaction of the February 2012 Judgment, plus any pre- and post-judgment interest and $5 million in liquidated contingency. BWXT has not recognized any amounts claimed in the ANI Litigation in its financial statements.

Prairie Island

On November 12, 2014, one of our subsidiaries, Babcock & Wilcox Nuclear Energy, Inc., which was re-named BWXT Nuclear Energy, Inc. in connection with the spin-off (“BWXT NE”), filed suit in the District Court, 1st JDC, Goodhue County Minnesota, Docket No. 25.cv.14.2626, against both Northern States Power Co. d/b/a Xcel Energy (“Xcel”) and SNC-Lavalin Nuclear (USA), Inc. (“SNC-Lavalin”) claiming $45.4 million in damages along with interest and attorneys’ fees for breach of contract and pursuant to a previously filed mechanic’s lien on Xcel’s property. The suit arose from a steam generator replacement project at Xcel’s Prairie Island Nuclear Generating Plant in Red Wing, Minnesota in which BWXT NE served as subcontractor to SNC-Lavalin. BWXT NE’s claims asserted, among other things, that amounts owed to BWXT NE had been improperly withheld and that Xcel was not entitled to impose certain liquidated damages for delay under the terms of BWXT NE’s contract. On May 29, 2015, BWXT NE entered into an agreement with Xcel and SNC-Lavalin settling all claims and disputes between the parties related to the dispute. As a result of the settlement agreement, Xcel made a lump sum payment to BWXT NE in the amount of $36.3 million, which was equal to the net asset recorded on our balance sheet for this matter.

New Mexico Environment Department

One of our subsidiaries owns a 30% interest in a joint venture, Nuclear Waste Partnership, LLC (“NWP”), which is executing a prime contract with the DOE for the management and operation of the DOE’s Waste Isolation Pilot Plant in Carlsbad, New Mexico (the “WIPP”). Another of our subsidiaries owns a 13% interest in a separate joint venture, Los Alamos National Security, LLC (“LANS”), which is executing a prime contract with the DOE/NNSA for the management and operation of the DOE’s Los Alamos National Laboratory (“Los Alamos”). On December 6, 2014, the DOE and each of its contractors, NWP and LANS, received Administrative Compliance Orders from the New Mexico Environment Department (“NMED”) alleging violations of New Mexico environmental laws and regulations at both WIPP and Los Alamos associated with radiological incidents that occurred at the WIPP in February 2014 (the “WIPP Event”). The Administrative Compliance Orders assessed civil penalties of approximately $17.75 million on the DOE and NWP and approximately $36.6 million on the DOE and LANS for the alleged violations at both the WIPP and Los Alamos. On April 30, 2015 the DOE, NWP, LANS and NMED reached a settlement framework in lieu of fines related to NMED’s alleged violations at WIPP and Los Alamos. The implementation of this settlement framework is ongoing. DOE/NNSA and LANS have executed an NNSA Fee Waiver Agreement, dated June 6, 2015, that resolves all financial liability issues concerning the WIPP Event. In return for a broad release of liability from NNSA for the WIPP Event, LANS agreed to repay NNSA certain provisional fee payments within five business days of the execution of a final settlement agreement between the DOE, NMED and LANS, which is expected to be finalized in the third quarter of 2015. Once the final settlement agreement is executed, the return of provisional fees by LANS will require a related immaterial payment by a BWXT subsidiary to LANS in accordance with the LANS operating agreement. No fee repayments or fines were assessed against NWP as part of the settlement framework.

mPower

In April 2014, BWXT announced plans to restructure our mPower program for the development of our mPower reactor to focus on technology development. BWXT has worked with the DOE, Bechtel – our partner in Generation mPower LLC (“GmP”), and other stakeholders and potential investors in continuing efforts to restructure the mPower program in light of deteriorated market conditions. Although BWXT has continued to invest in the program at the rate of approximately $15 million annually, on July 13, 2015, Bechtel provided formal written notice asserting that BWXT and GmP are in material breach of the GmP Limited Liability Company Agreement dated February 28, 2011 (the “LLC Agreement”) for failing to make required investments.

On July 23, 2015, BWXT requested that Bechtel join BWXT in a mutually-agreed 60-day cooling-off period, in accordance with the terms of the LLC Agreement, to which Bechtel responded with a counter-proposal. BWXT has firmly asserted that due to “significant adverse changes” that have developed since the inception of GmP, BWXT has made substantial efforts to mitigate these adverse changes and is not in breach of any material provisions of the LLC Agreement. The purposes of BWXT’s proposed cooling-off period are to attempt to negotiate in good faith a potential restructuring of the program or other resolution of this matter.

Bechtel has asserted that due to the alleged breaches by BWXT, in accordance with the terms of the LLC Agreement, Bechtel is entitled to 150% of Bechtel’s approximately $80 million investment in the program. This investment was ‘in-kind’ only and did not involve any contribution of cash by Bechtel. BWXT strongly disagrees with Bechtel’s assertions. BWXT believes there have been significant adverse changes in the business prospects for nuclear power generally, as well as the business prospects of the program, and small modular reactors in particular, since the inception of the GmP Program. These significant adverse changes have resulted from developments and events such as the Fukushima disaster; extended projections of low natural gas prices; continuing ineffectiveness and uncertainty regarding emission controls on coal-fired power plants, compounded by other policies and regulatory changes that favor wind, solar and other renewables as alternatives to coal and legal battles that will likely continue to stifle any meaningful changes, such as the U.S. Supreme Court’s June 2015 ruling to overturn certain EPA regulations regarding mercury and other emissions; and lower growth in electricity demand than projected due to multiple factors ranging from slower economic growth to increases in energy efficiency, among other events and developments. As a result of such significant adverse changes, BWXT has the right under the LLC Agreement to terminate the program. Bechtel is therefore not entitled to any return of its investment. However, rather than terminate the program, BWXT would prefer to continue its investment for some period of time in an effort to further mitigate the adverse changes that have occurred and to continue advancing the research and development of the mPower small modular reactor technology.

As BWXT has previously disclosed, the latest extension to the Cooperative Agreement with the DOE has expired and the DOE funding has been suspended. We continue to work with the DOE regarding the status of and options relating to the Cooperative Agreement.

BWXT believes the claims asserted by Bechtel are without contractual or legal basis. BWXT intends to aggressively defend against all claims. However, if Bechtel were to prevail on their claims in this matter, the outcome could have a material adverse effect on our financial condition.

Other Litigation and Settlements

On December 17, 2014, an unfavorable jury verdict was delivered against The Babcock & Wilcox Company, Babcock & Wilcox Power Generation Group, Inc. Babcock & Wilcox Nuclear Energy, Inc. and Babcock & Wilcox Canada Ltd. in a case entitled AREVA NP, INC. f/k/a Framatome ANP, Inc. v. The Babcock & Wilcox Company, et. al. in the amount of approximately $16 million. We strongly disagree with the verdict and believe the plaintiff’s claims are without merit. We have filed a post-trial motion requesting that the verdict be set aside or a new trial granted. On March 5, 2015 the trial court denied a post-trial motion requesting that the verdict be set aside or a new trial granted. The BWXT parties to the suit have filed a petition for appeal with the Virginia Supreme Court.

The case was filed August 26, 2011 in the Circuit Court for the City of Lynchburg, Commonwealth of Virginia and alleged that the BWXT parties to the suit owed royalties on certain commercial nuclear contracts performed by the Company and certain of its subsidiaries since 2004. As a result of the jury’s decision and notwithstanding our evaluation of post-trial remedies, we made provisions in our financial statements in the fourth quarter of 2014 for the full amount of the jury award.

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our condensed consolidated balance sheets. Based on the hedge designation at the inception of the contract, the related gains and losses on these contracts are deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in other – net on our condensed consolidated statements of income. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other– net in our condensed consolidated statements of income.

We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At June 30, 2015, we had deferred approximately $0.4 million of net losses on these derivative financial instruments in accumulated other comprehensive income (loss). Assuming market conditions continue, we expect to recognize substantially all of this amount in the next twelve months.

At June 30, 2015, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $47.2 million at June 30, 2015, with maturities extending to December 2016. These instruments consist primarily of contracts to purchase or sell Canadian Dollars. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.

The following tables summarize our derivative financial instruments at June 30, 2015 and December 31, 2014:

	Asset and Liability Derivatives
	June 30, 2015	December 31, 2014
	(In thousands)
Derivatives Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable – other	$701	$469
Other assets	$79	$—
Accounts payable	$2,271	$2,655
Other liabilities	$1,476	$743

The effects of derivatives on our financial statements are outlined below:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
FX Forward Contracts:
Amount of loss recognized in other comprehensive income (loss)	$(2,638)	$(177)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings: effective portion
Location
Revenues	$484	$(90)
Cost of operations	$(2,718)	$127

NOTE 8 – FAIR VALUE MEASUREMENTS

Investments

The following is a summary of our investments measured at fair value at June 30, 2015:

	6/30/15	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Corporate bonds – Centrus Energy Corp.	$1,856	$1,856	$—	$—
Available-for-sale securities
Equities – Centrus Energy Corp.	$2,966	$—	$2,966	$—
Mutual funds	4,037	—	4,037	—
Asset-backed securities and collateralized mortgage obligations	304	—	304	—
Commercial paper	2,649	—	2,649	—

Total	$11,812	$1,856	$9,956	$—

The following is a summary of our investments measured at fair value at December 31, 2014:

	12/31/14	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Corporate bonds – Centrus Energy Corp.	$2,439	$2,439	$—	$—
Available-for-sale securities
Equities – Centrus Energy Corp.	$3,088	$—	$3,088	$—
Mutual funds	4,199	—	4,199	—
Asset-backed securities and collateralized mortgage obligations	319	—	319	—
Commercial paper	2,398	—	2,398	—

Total	$12,443	$2,439	$10,004	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives

Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At June 30, 2015 and December 31, 2014, we had forward contracts outstanding to purchase or sell Canadian dollars, with a total fair value of $(3.0) million and $(2.9) million, respectively.

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

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at June 30, 2015 and December 31, 2014.

NOTE 9 – STOCK-BASED COMPENSATION

Total stock-based compensation expense for all of our plans recognized for the three and six months ended June 30, 2015 totaled $17.8 million and $21.5 million, respectively, with associated tax benefit recognized for the three and six months ended June 30, 2015 totaling $6.0 million and $7.3 million, respectively. We recognized $13.2 million of stock-based compensation expense during the three and six months ended June 30, 2015 as costs to spin-off the Power Generation business. This expense related primarily to equity retention awards and expense acceleration associated with employee terminations.

Total stock-based compensation expense for all of our plans recognized for the three and six months ended June 30, 2014 totaled $5.2 million and $7.0 million, respectively, with associated tax benefit recognized for the three and six months ended June 30, 2014 totaling $2.0 million and $2.7 million, respectively.

NOTE 10 – SEGMENT REPORTING

As described in Note 1, our operations are assessed based on three reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
REVENUES:
Nuclear Operations	$291,751	$293,438	$576,189	$579,652
Technical Services	21,589	26,015	40,173	50,470
Nuclear Energy	45,466	44,927	78,423	92,707
Other	—	—	—	278
Adjustments and Eliminations(1)	(1,671)	(1,892)	(2,163)	(5,203)

	$357,135	$362,488	$692,622	$717,904

(1) Segment revenues are net of the following intersegment transfers and other adjustments:

Nuclear Operations Transfers	$(1,659)	$(1,844)	$(2,122)	$(4,931)
Technical Services Transfers	(12)	—	(12)	(52)
Nuclear Energy Transfers	—	(48)	(29)	(220)

	$(1,671)	$(1,892)	$(2,163)	$(5,203)

OPERATING INCOME:
Nuclear Operations	$61,145	$58,682	$129,157	$118,210
Technical Services	5,490	15,078	7,135	29,867
Nuclear Energy	2,364	1,548	(1,304)	2,071
Other	(4,490)	(31,933)	(9,658)	(58,642)

	$64,509	$43,375	$125,330	$91,506

Unallocated Corporate(2)	(9,833)	(5,961)	(15,204)	(8,283)
Special Charges for Restructuring Activities	(16,460)	(9,957)	(16,608)	(11,137)
Cost to spin-off Power Generation business	(24,470)	—	(25,987)	—
Mark to Market Adjustment	(2,161)	—	(2,161)	—

Total Operating Income(3)	$11,585	$27,457	$65,370	$72,086

Other Income (Expense):
Interest income	170	27	234	231
Interest expense	(3,300)	(636)	(5,561)	(1,805)
Other – net	120	258	(1,284)	363

Total Other Income (Expense)	(3,010)	(351)	(6,611)	(1,211)

Income before Provision for Income Taxes	$8,575	$27,106	$58,759	$70,875

(2) Unallocated corporate includes general corporate overhead not allocated to segments.
(3) Included in operating income is the following:

Equity in Income (Loss) of Investees:
Nuclear Operations	$—	$—	$—	$—
Technical Services	3,282	12,749	5,134	25,650
Nuclear Energy	—	—	—	2

	$3,282	$12,749	$5,134	$25,652

NOTE 11 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share amounts)
Basic:

Income (loss) from continuing operations less noncontrolling interest	$(181)	$22,211	$34,053	$61,361
Income (loss) from discontinued operations, net of tax	(16,966)	4,226	(5,943)	10,120

Net income (loss)	$(17,147)	$26,437	$28,110	$71,481

Weighted average common shares	107,120,149	109,766,237	106,948,033	110,102,826

Income (loss) from continuing operations less noncontrolling interest	$0.00	$0.20	$0.32	$0.56
Income (loss) from discontinued operations, net of tax	(0.16)	0.04	(0.06)	0.09

Net income (loss)	$(0.16)	$0.24	$0.26	$0.65

Diluted:

Income (loss) from continuing operations less noncontrolling interest	$(181)	$22,211	$34,053	$61,361
Income (loss) from discontinued operations, net of tax	(16,966)	4,226	(5,943)	10,120

Net income (loss)	$(17,147)	$26,437	$28,110	$71,481

Weighted average common shares (basic)	107,120,149	109,766,237	106,948,033	110,102,826
Effect of dilutive securities:
Stock options, restricted stock and performance shares(1)	—	350,393	411,914	398,511

Adjusted weighted average common shares	107,120,149	110,116,630	107,359,947	110,501,337

Income (loss) from continuing operations less noncontrolling interest	$0.00	$0.20	$0.32	$0.56
Income (loss) from discontinued operations, net of tax	(0.16)	0.04	(0.06)	0.09

Net income (loss)	$(0.16)	$0.24	$0.26	$0.65

(1)	At June 30, 2015 and 2014, we have excluded from our diluted share calculation 2,408,006 and 1,373,087 shares, respectively, related to stock options, as their effect would have been antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean BWX Technologies, Inc. (“BWXT”) (formerly known as The Babcock & Wilcox Company) and its consolidated subsidiaries.

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	our business strategy;

•	future levels of revenues (including our backlog and projected claims to the extent either may be viewed as an indicator of future revenues), operating margins, income from operations, net income or earnings per share;

•	anticipated levels of demand for our products and services;

•	future levels of research and development, capital, environmental or maintenance expenditures;

•	our beliefs regarding the timing and effects on our businesses of certain tax legislation, rules or regulations;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets and businesses;

•	our share repurchase or other return of capital activities;

•	our ability to maintain appropriate insurance and indemnities;

•	the potential effects of judicial or other proceedings, including tax audits, on our business or businesses, financial condition, results of operations and cash flows;

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation;

•	the effective date and expected impact of accounting pronouncements;

•	our plans regarding the design, research and development, financing and deployment of the mPowerTM reactor and related Department of Energy (“DOE”) funding program; and

•	anticipated benefits, expected charges and changes associated with cost reduction and margin improvement activities.

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

Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•	decisions on spending and trends by the U.S. Government, including continuing appropriations by Congress and the automatic budget cuts (or sequestration) established by the Budget Control Act of 2011 and other customers;

•	the highly competitive nature of our businesses;

•	general economic and business conditions, including changes in interest rates and currency exchange rates;

•	general developments in the industries in which we are involved;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings;

•	changes in our effective tax rate and tax positions;

•	our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data;

•	our ability to protect our intellectual property;

•	changes in incurred cost trends and estimates used in the percentage-of-completion method of accounting;

•	the operating risks normally incident to our lines of business, including the potential impact of project losses, liquidated damages and professional liability, product liability, warranty and other claims against us;

•	our ability to manage our capital structure, including our access to capital, debt and ability to raise additional financing;

•	our ability to comply with covenants in our credit agreement and other debt instruments and the availability, terms and deployment of capital;

•	volatility and uncertainty of the credit markets;

•	our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products;

•	risks associated with our restructuring of the mPower program, including the risk of exposure to claims of contractual and other liability from our current partner, customer or others;

•	the risks associated with integrating businesses we acquire;

•	our ability to obtain and maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our captive insurance subsidiary;

•	the effects of asserted and unasserted claims;

•	results of tax audits and the realization of deferred tax assets;

•	changes in, and liabilities relating to, existing or future environmental matters and regulations, including with respect to our operations that involve the handling, transportation and disposal of radioactive or hazardous materials;

•	changes in, or our failure or inability to comply with, laws and governmental regulations;

•	difficulties we may encounter in obtaining regulatory or other necessary permits or approvals;

•	adverse outcomes from legal and regulatory proceedings;

•	our limited ability to influence and direct the operations of our joint ventures;

•	our ability to perform projects on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers;

•	our ability to obtain and maintain surety bonds, letters of credit and similar financing;

•	potential violations of the Foreign Corrupt Practices Act;

•	our ability to successfully compete with current and future competitors;

•	the loss of key personnel and the continued availability of qualified personnel;

•	our inability to realize expected benefits from cost reduction and margin improvement initiatives;

•	our ability to negotiate and maintain good relationships with labor unions;

•	changes in pension and medical expenses associated with our retirement benefit programs and other actuarial assumptions;

•	potentially insufficient systems of internal controls over financial reporting;

•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;

•	social, political and economic situations in foreign countries where we do business;

•	the possibilities of natural disasters, war, other armed conflicts or terrorist attacks; and

•	our ability to complete the spin-off of our Power Generation business without significant disruption to our business.

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

GENERAL

As a result of the spin-off of our Power Generation business, we now operate in three segments: Nuclear Operations, Technical Services and Nuclear Energy. Prior to 2015, our mPower business was considered a separate reportable segment; however, in accordance with FASB Topic Segment Reporting, this business no longer meets the quantitative threshold criteria and will be included in our “Other” category as it is no longer considered a reportable segment.

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

Power Generation Spin-off

On June 30, 2015, we completed the spin-off of our former Power Generation business (the “spin-off”) into an independent, publicly traded company named Babcock & Wilcox Enterprises, Inc. (“BWE”). The separation was effected through a pro rata distribution of 100% of BWE’s common stock to BWXT’s stockholders. The distribution consisted of one share of BWE common stock for every two shares of BWXT common stock to holders of BWXT common stock on the record date of June 18, 2015. Cash was paid in lieu of any fractional shares of BWE common stock. BWXT did not retain any ownership interest in BWE following the spin-off.

Prior to June 30, 2015, we completed an internal restructuring that separated the subsidiaries involved in our former Power Generation business and established BWE as the direct or indirect parent company of all those subsidiaries. Concurrent with the spin-off, The Babcock & Wilcox Company changed its name to BWX Technologies, Inc. Total costs associated with the spin-off, consisting primarily of professional services, retention and severance-related charges and facilities and infrastructure changes, approximated $66.5 million, of which $55.3 million and $60.4 million were recognized in the three and six month periods ended June 30, 2015, respectively, and $6.1 million was recognized in the year ended December 31, 2014.

The results of operations for the three and six month periods ended June 30, 2015 and 2014, reflect the historical operations of our former Power Generation business as discontinued operations. See Note 2 for further information regarding the spin-off of BWE. The discussions in this quarterly report are presented on the basis of continuing operations, unless otherwise stated.

Special Charges for Restructuring Activities

In 2014, we began certain initiatives aimed at driving margin improvement in our Nuclear Energy segment. The cost savings from these initiatives are expected to make our product and service offerings more cost-competitive through both direct and overhead cost reductions, allowing us to more aggressively pursue new business opportunities and other initiatives to increase stockholder value. We incurred $0.7 million and $2.8 million of costs associated with these initiatives for the six months ended June 30, 2015 and 2014, respectively.

In addition, in the six months ended June 30, 2015 and 2014, we incurred $15.9 million and $7.9 million of costs associated with the restructuring of our mPower program. The 2015 amount relates to asset impairments as a result of the significant adverse changes in the business prospects of the mPower program. In the six months ended June 30, 2014, we incurred $0.4 million of costs associated with the restructuring of our Technical Services segment.

Critical Accounting Policies and Estimates

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 10-K. There have been no material changes to our policies during the six months ended June 30, 2015.

Accounting for Contracts

As of June 30, 2015, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the six months ended June 30, 2015 and 2014, we recognized net changes in estimates related to long-term contracts accounted for on the percentage-of-completion basis, which increased operating income by approximately $5.9 million and $10.0 million, respectively.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2015 VS. THREE AND SIX MONTHS ENDED JUNE 30, 2014

Selected financial highlights are presented in the table below:

	Three months ended June 30,			Six months ended June 30,
	2015	2014	$ Change	2015	2014	$ Change
	(in thousands)			(in thousands)
REVENUES:
Nuclear Operations	$291,751	$293,438	$(1,687)	$576,189	$579,652	$(3,463)
Technical Services	21,589	26,015	(4,426)	40,173	50,470	(10,297)
Nuclear Energy	45,466	44,927	539	78,423	92,707	(14,284)
Other	—	—	—	—	278	(278)
Adjustments and Eliminations	(1,671)	(1,892)	221	(2,163)	(5,203)	3,040

	$357,135	$362,488	$(5,353)	$692,622	$717,904	$(25,282)

OPERATING INCOME:
Nuclear Operations	$61,145	$58,682	$2,463	$129,157	$118,210	$10,947
Technical Services	5,490	15,078	(9,588)	7,135	29,867	(22,732)
Nuclear Energy	2,364	1,548	816	(1,304)	2,071	(3,375)
Other	(4,490)	(31,933)	27,443	(9,658)	(58,642)	48,984

	$64,509	$43,375	$21,134	$125,330	$91,506	$33,824

Unallocated Corporate	(9,833)	(5,961)	(3,872)	(15,204)	(8,283)	(6,921)
Special Charges for Restructuring Activities	(16,460)	(9,957)	(6,503)	(16,608)	(11,137)	(5,471)
Cost to spin-off Power Generation business	(24,470)	—	(24,470)	(25,987)	—	(25,987)
Mark to Market Adjustment	(2,161)	—	(2,161)	(2,161)	—	(2,161)

Total Operating Income	$11,585	$27,457	$(15,872)	$65,370	$72,086	$(6,716)

Consolidated Results of Operations

Three months ended June 30, 2015 vs. 2014

Consolidated revenues decreased 1.5%, or $5.4 million, to $357.1 million in the three months ended June 30, 2015 compared to $362.5 million for the corresponding period in 2014. The Nuclear Energy segment experienced a $0.5 million increase in revenues offset by decreased revenues in our Nuclear Operations and Technical Services segments totaling $1.7 million and $4.4 million, respectively.

Consolidated operating income decreased $15.9 million to $11.6 million in the three months ended June 30, 2015 from $27.5 million for the corresponding period of 2014. Operating income in our Nuclear Operations, Nuclear Energy and Other segments increased $2.5 million, $0.8 million and $27.4 million, respectively. These increases were offset by decreased operating income in our Technical Services and unallocated corporate segments totaling $9.6 million and $3.9 million, respectively. We also incurred increased special charges for restructuring activities totaling $6.5 million, costs to spin-off the Power Generation business totaling $24.5 million, and recorded a Mark to Market Adjustment totaling $2.2 million.

Six months ended June 30, 2015 vs. 2014

Consolidated revenues decreased 3.5%, or $25.3 million, to $692.6 million in the six months ended June 30, 2015 compared to $717.9 million for the corresponding period in 2014 due primarily to decreases in revenues from our Nuclear Operations, Technical Services and Nuclear Energy segments totaling $3.5 million, $10.3 million and $14.3 million, respectively.

Consolidated operating income decreased $6.7 million to $65.4 million in the six months ended June 30, 2015 from $72.1 million for the corresponding period of 2014. Operating income in our Nuclear Operations and Other segments increased $10.9 million and $49.0 million, respectively. These increases were offset by decreased operating income in our Technical Services, Nuclear Energy and unallocated corporate segments totaling $22.7 million, $3.4 million and $6.9 million, respectively. We also incurred increased special charges for restructuring activities totaling $5.5 million, costs to spin-off the Power Generation business totaling $26.0 million, and recorded a Mark to Market Adjustment totaling $2.2 million.

Nuclear Operations

	Three months ended June 30,			Six months ended June 30,
	2015	2014	$ Change	2015	2014	$ Change
	(in thousands)			(in thousands)
Revenues	$291,751	$293,438	$(1,687)	$576,189	$579,652	$(3,463)
Operating Income	$61,145	$58,682	$2,463	$129,157	$118,210	$10,947
% of Revenues	21.0%	20.0%		22.4%	20.4%

Three months ended June 30, 2015 vs. 2014

Revenues totaled $291.8 million in the three months ended June 30, 2015 and were relatively unchanged compared to $293.4 million in the corresponding period of 2014.

Operating income increased $2.5 million to $61.1 million in the three months ended June 30, 2015 compared to $58.7 million in the corresponding period of 2014, primarily due to contract improvements related to manufacturing of nuclear components for U.S. Government programs.

Six months ended June 30, 2015 vs. 2014

Revenues totaled $576.2 million in the six months ended June 30, 2015 and were relatively unchanged compared to $579.7 million in the corresponding period of 2014.

Operating income increased $10.9 million to $129.2 million in the six months ended June 30, 2015 compared to $118.2 million in the corresponding period of 2014, primarily due to contract improvements related to both our manufacturing of nuclear components for U.S. Government programs and our naval nuclear fuel and downblending operations. We also recognized a $3.0 million benefit from the settlement of a property-related insurance claim during the six months ended June 30, 2015.

Technical Services

	Three months ended June 30,			Six months ended June 30,
	2015	2014	$ Change	2015	2014	$ Change
	(in thousands)			(in thousands)
Revenues	$21,589	$26,015	$(4,426)	$40,173	$50,470	$(10,297)
Operating Income	$5,490	$15,078	$(9,588)	$7,135	$29,867	$(22,732)

Three months ended June 30, 2015 vs. 2014

Revenues decreased 17.0%, or $4.4 million, to $21.6 million in the three months ended June 30, 2015 compared to $26.0 million for the corresponding period of 2014, primarily attributable to a decrease in specialty manufacturing associated with the termination of our work scope for the American Centrifuge Program that occurred during the second quarter of 2014.

Operating income decreased $9.6 million to $5.5 million in the three months ended June 30, 2015 compared to $15.1 million in the corresponding period of 2014 primarily attributable to the loss of the Pantex and Y-12 contracts as of June 30, 2014.

Six months ended June 30, 2015 vs. 2014

Revenues decreased 20.4%, or $10.3 million, to $40.2 million in the six months ended June 30, 2015 compared to $50.5 million for the corresponding period of 2014, primarily attributable to a decrease in specialty manufacturing associated with the termination of our work scope for the American Centrifuge Program that occurred during the second quarter of 2014.

Operating income decreased $22.7 million to $7.1 million in the six months ended June 30, 2015 compared to $29.9 million in the corresponding period of 2014 primarily attributable to the loss of the Pantex and Y-12 contracts as of June 30, 2014. In addition, the termination of our work scope for the American Centrifuge Program contributed $1.9 million to the decline in operating income.

Nuclear Energy

	Three months ended June 30,			Six months ended June 30,
	2015	2014	$ Change	2015	2014	$ Change
	(in thousands)			(in thousands)
Revenues	$45,466	$44,927	$539	$78,423	$92,707	$(14,284)
Operating Income	$2,364	$1,548	$816	$(1,304)	$2,071	$(3,375)
% of Revenues	5.2%	3.4%		(1.7)%	2.2%

Three months ended June 30, 2015 vs. 2014

Revenues increased 1.2%, or $0.5 million, to $45.5 million in the three months ended June 30, 2015 compared to $44.9 million in the corresponding period of 2014. This increase was primarily attributable to a $6.6 million increase in our nuclear services business attributable to outage work in both Canada and the United States. This increase was partially offset by lower volume in our nuclear equipment business when compared to the corresponding 2014 period.

Operating income increased $0.8 million to $2.4 million in the three months ended June 30, 2015 compared to $1.5 million in the corresponding period of 2014, primarily attributable to improved operating performance in our nuclear services business.

Six months ended June 30, 2015 vs. 2014

Revenues decreased 15.4%, or $14.3 million, to $78.4 million in the six months ended June 30, 2015 compared to $92.7 million in the corresponding period of 2014. This decrease is primarily attributable to lower volume in our nuclear equipment business associated with steam generator manufacturing as well as the completion of a large engineering services contract that was ongoing in the same period of the prior year. The disposal of our Nuclear Projects business in the second quarter of 2014 also contributed to a decline in revenue of $8.6 million.

Operating income decreased $3.4 million to a loss of $1.3 million in the six months ended June 30, 2015 compared to $2.1 million in the corresponding period of 2014, primarily attributable to the decrease in nuclear equipment revenues noted above.

Other

	Three months ended June 30,			Six months ended June 30,
	2015	2014	$ Change	2015	2014	$ Change
	(in thousands)			(in thousands)
Revenues	$—	$—	$—	$—	$278	$(278)
Operating Income	$(4,490)	$(31,933)	$27,443	$(9,658)	$(58,642)	$48,984

Three months ended June 30, 2015 vs. 2014

Operating income increased $27.4 million to a loss of $4.5 million in the three months ended June 30, 2015 compared to a loss of $31.9 million in the corresponding period of 2014, due to the slowing pace of development related to our previously announced plans to restructure the mPower program. Research and development activities decreased $25.8 million, which was partially offset by a $2.8 million decline in reimbursements from the DOE under its Small Modular Reactor Licensing Technical Support Program related to the development of the mPower™ reactor design. At this time, the latest extension to the Cooperative Agreement has expired and the DOE funding has been suspended. Selling, general and administrative expenses also decreased by $4.2 million compared to the same period in 2014 primarily due to the restructuring of our mPower program to focus on technology development.

Six months ended June 30, 2015 vs. 2014

Operating income increased $49.0 million to a loss of $9.7 million in the six months ended June 30, 2015 compared to a loss of $58.6 million in the corresponding period of 2014, due to the slowing pace of development related to our previously announced plans to restructure the mPower program. Research and development activities decreased $58.6 million, which was partially offset by a $19.8 million decline in reimbursements from the DOE under its Small Modular Reactor Licensing Technical Support Program related to the development of the mPower™ reactor design. At this time, the latest extension to the Cooperative Agreement has expired and the DOE funding has been suspended. Selling, general and administrative expenses also decreased by $9.6 million compared to the same period in 2014 primarily due to the restructuring of our mPower program to focus on technology development.

Unallocated Corporate

Unallocated corporate expenses increased $3.9 million to $9.8 million for the three months ended June 30, 2015, as compared to $6.0 million for the corresponding period in 2014, mainly related to favorable healthcare costs experienced in the prior year period. Unallocated corporate expenses increased $6.9 million to $15.2 million for the six months ended June 30, 2015, as compared to $8.3 million for the corresponding period in 2014, mainly related to favorable healthcare costs experienced in the prior year period.

Unallocated corporate expenses through June 30, 2015 include certain expenses that were incurred to manage and provide corporate support of a larger consolidated group prior to the spin-off of the Power Generation business. General corporate overhead expenses that are not specifically identifiable with the Power Generation business are reflected as part of continuing operations for the historical financial statements. We expect unallocated corporate expense to be approximately $15 to $20 million on an annual basis subsequent to the spin-off of the Power Generation business.

Special Charges for Restructuring Activities

Operating income for the three and six months ended June 30, 2015 included special charges for restructuring activities totaling $16.5 million and $16.6 million, respectively, primarily related to asset impairments recognized as a result of the significant adverse change in the business prospects of the mPower program.

Operating income for the three and six months ended June 30, 2014 included special charges for restructuring activities totaling $10.0 million and $11.1 million, respectively, primarily related to termination benefits, consulting costs and facility costs related to our mPower restructuring and Nuclear Energy margin improvement initiatives.

Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2015	2014	$ Change	2015	2014	$ Change
	(in thousands)			(in thousands)
Income from Continuing Operations before Provision for Income Taxes	$8,575	$27,106	$(18,531)	$58,759	$70,875	$(12,116)
Income Tax Provision	$8,982	$7,917	$1,065	$25,200	$16,542	$8,658
Effective Tax Rate	104.7%	29.2%		42.9%	23.3%

We primarily operate in the United States and Canada. Beginning in the second quarter of 2015, we began recognizing our consolidated income tax provision based on the U.S. federal statutory rate of 35% due to the presumed repatriation of our Canadian earnings.

Our effective tax rate for the three months ended June 30, 2015 was approximately 104.7% as compared to 29.2% for the three months ended June 30, 2014 largely due to the impact of the spin-off of our Power Generation business. Our effective tax rate for the six months ended June 30, 2015 was approximately 42.9% as compared to 23.3% for the six months ended June 30, 2014. Specifically, the effective tax rates for the three and six months ended June 30, 2015 were higher than our statutory rate primarily due to the change in our tax footprint associated with the spin-off, resulting in the revaluations of deferred tax assets and liabilities as well as the need to recognize tax provision on our global earnings at our U.S. federal rate due to the likely repatriation of future foreign earnings. These matters resulted in $3.8 million of tax provision for the three and six months ended June 30, 2015.

The effective tax rates for the three and six months ended June 30, 2014 were lower than our statutory rate due to the impact of an increase in benefits from amended federal manufacturing deductions, and the receipt of a favorable ruling from the Internal Revenue Service that retroactively reduced the U.S. tax owed on income from certain of our foreign joint ventures.

Backlog

Backlog is not a measure recognized by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. We generally include expected revenue in our backlog when we receive written confirmation from our customers authorizing the performance of work and committing the customer to payment for work performed. We are subject to the budgetary and appropriation cycle of the U.S. Government as it relates to our Nuclear Operations and Technical Services segments. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by customers. We do not include orders of our unconsolidated joint ventures in backlog. These unconsolidated joint ventures are primarily included in our Technical Services segment.

	June 30, 2015	December 31, 2014
	(Unaudited)
	(In millions)
Nuclear Operations	$2,599	$2,778
Technical Services	13	3
Nuclear Energy	381	264

Total Backlog	$2,993	$3,045

Of the June 30, 2015 backlog, we expect to recognize revenues as follows:

	2015	2016	Thereafter	Total
	(Unaudited)
	(In approximate millions)
Nuclear Operations	$582	$815	$1,202	$2,599
Technical Services	13	—	—	13
Nuclear Energy	65	118	198	381

Total Backlog	$660	$933	$1,400	$2,993

At June 30, 2015, Nuclear Operations backlog with the U.S. Government was $2.5 billion, of which $167.7 million had not yet been funded.

At June 30, 2015, Technical Services backlog with the U.S. Government was $12.7 million, all of which was funded.

At June 30, 2015, Nuclear Energy had no backlog with the U.S. Government.

Liquidity and Capital Resources

Credit Facility

On May 11, 2015, BWXT entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a five-year, senior secured revolving credit facility in an aggregate amount of up to $400 million, the full amount of which is available for the issuance of letters of credit, and a senior secured term loan facility in an aggregate amount of up to $500 million, $300 million of which was drawn upon closing on June 30, 2015. The remaining commitment for the term loan expires on December 31, 2015. Obligations under the Credit Agreement are scheduled to mature on the fifth anniversary of its closing date. The proceeds of loans under the Credit Agreement were used to repay all indebtedness under BWXT’s former secured credit facility, and remaining amounts are available for working capital needs and other general corporate purposes.

The Credit Agreement includes provisions for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $250 million for all incremental term loan, revolving credit borrowings and letter of credit commitments.

The Credit Agreement is (i) guaranteed by substantially all of BWXT’s wholly owned domestic subsidiaries, excluding BWXT’s captive insurance subsidiary, and (ii) secured by first-priority liens on certain assets owned by BWXT and the guarantors (other than the BWXT’s subsidiaries comprising its Nuclear Operations and Technical Services segments).

The Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. BWXT is also required to make quarterly amortization payments on the term loan portion of the Credit Agreement in an amount equal to 1.25% of the aggregate principal amount of the term loan facility that is utilized. BWXT may prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements.

Loans outstanding under the Credit Agreement bear interest at BWXT’s option at either the LIBOR rate plus a margin ranging from 1.25% to 1.75% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month LIBOR rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 0.75% per year. Starting on the closing date of the Credit Agreement, we are charged a commitment fee on the unused portions of the revolving credit facility and term loan facility, and that fee varies between 0.150% and 0.250% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.75% and 1.05% per year is charged with respect to the amount of each performance letter of credit issued under the Credit Agreement. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on the BWXT’s leverage ratio. Upon the closing of the Credit Agreement, BWXT paid certain upfront fees to the lenders thereunder, and paid arrangement and other fees to the arrangers and agents of the Credit Agreement. At June 30, 2015, borrowings outstanding totaled $300.0 million and $30.0 million under our term loan and revolving line of credit, respectively, and letters of credit issued under the Credit Agreement totaled $71.7 million, resulting in $498.3 million available for borrowings or to meet letter of credit requirements.

Based on the current credit ratings of the Credit Agreement, the applicable margin for Eurocurrency rate loans is 1.375%, the applicable margin for base rate loans is 0.375%, the letter of credit fee for financial letters of credit is 1.375%, the letter of credit fee for performance letters of credit is 0.825%, and the commitment fee for unused portions of the Credit Agreement is 0.175%. The Credit Agreement does not have a floor for the base rate or the Eurocurrency rate. As of June 30, 2015, the interest rate on borrowings under our Credit Agreement was 1.56%.

The Credit Agreement includes financial covenants that will be tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which ratio may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales.

The Credit Agreement generally includes customary events of default for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to BWXT occurs under the Credit Agreement, all obligations under the Credit Agreement will immediately become due and payable. If any other event of default exists under the Credit Agreement, the lenders will be permitted to accelerate the maturity of the obligations outstanding under the Credit Agreement. If any event of default occurs under the Credit Agreement, the lenders will be permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral.

If any default occurs under the Credit Agreement, or if BWXT is unable to make any of the representations and warranties in the Credit Agreement, BWXT will be unable to borrow funds or have letters of credit issued under the Credit Agreement.

Long-term Benefit Obligations

Our unfunded pension and postretirement benefit obligations totaled $333.4 million at June 30, 2015. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. We expect to make contributions to these plans totaling $9.2 million for the remainder of 2015 primarily related to our foreign pension plans and postretirement plans.

Other

Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Domestic	$65,748	$159,770
Foreign	10,939	29,853

Total	$76,687	$189,623

We expect cash on hand, cash flow from operations and borrowing capacity under the Credit Agreement to be sufficient to meet our liquidity needs for the next twelve months.

Our working capital decreased by approximately $65.5 million to $283.3 million at June 30, 2015 from $348.8 million at December 31, 2014, attributable primarily to timing of accounts payable and accrued employee benefit payments.

Our net cash provided by operations was $83.3 million in the six months ended June 30, 2015, compared to cash used in operations of $107.7 million for the six months ended June 30, 2014. This increase in cash provided by operations was largely attributable to improved project cash flows and working capital in relation to the prior year period.

Our net cash used in investing activities decreased by $114.5 million to $43.2 million in the six months ended June 30, 2015 from cash used in investing activities of $157.7 million in the six months ended June 30, 2014. The higher cash used in investing activities in 2014 was primarily attributable to the prior year acquisition of MEGTEC associated with our former Power Generation business.

Our net cash used in financing activities was $301.2 million in the six months ended June 30, 2015, compared to cash provided by financing activities of $139.6 million for the six months ended June 30, 2014. This increase in net cash used in financing activities was primarily attributable to cash divested in connection with the spin-off of our former Power Generation business. In addition, we borrowed less from our credit facility and repurchased fewer common shares during the 2015 period as compared to the prior year period.

At June 30, 2015, we had restricted cash and cash equivalents totaling $18.0 million, $2.5 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets) and $15.5 million of which was held to meet reinsurance reserve requirements of our captive insurer.

At June 30, 2015, we had investments with a fair value of $11.8 million. Our investment portfolio consists primarily of investments in corporate bonds, equities and highly liquid money market instruments. Our investments are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2014 10-K.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2012, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended June 30, 2015. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(2)
April 1, 2015 – April 30, 2015	331	$32.36	—	$346.6
May 1, 2015 – May 31, 2015	1,567	$33.48	—	$346.6
June 1, 2015 – June 30, 2015	1,567	$33.41	—	$346.6

Total	3,465	$33.34	—

(1)	Includes 331 shares, 1,567 shares and 1,567 shares repurchased during April, May and June, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)	On November 7, 2012, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million in the open market during a two-year period ending on November 5, 2014. On May 7, 2013, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million. On February 26, 2014, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million. The May 2013 and February 2014 authorizations are in addition to the initial $250 million share repurchase amount authorized in November 2012. On December 9, 2013, we completed the repurchase of shares using our initial $250 million authorization. We may repurchase shares in the open market using the additional repurchase amounts authorized in May 2013 and February 2014 during a two-year period that expires February 25, 2016.

Item 4.	Mine Safety Disclosures

Before the spin-off was completed on June 30, 2015, we owned, managed and operated Ebensburg Power Company, an independent power company that produces alternative electrical energy. Through one of our former subsidiaries, Revloc Reclamation Service, Inc., Ebensburg Power Company operates multiple coal refuse sites in Western Pennsylvania (collectively, the “Revloc Sites”). At the Revloc Sites, Ebensburg Power Company utilizes coal refuse from abandoned surface mine lands to produce energy. Beyond converting the coal refuse to energy, Ebensburg Power Company is also taking steps to reclaim the former surface mine lands to make the land and streams more attractive for wildlife and human uses.

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

Exhibit 2.2* - Master Separation Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to BWX Technologies, Inc. Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658))

Exhibit 3.1* - Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

Exhibit 3.2 - Certificate of Amendment to Restated Certificate of Incorporation

Exhibit 3.3* - Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to BWX Technologies, Inc. Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658))

Exhibit 10.1 - Tax Sharing Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc.

Exhibit 10.2* - Employee Matters Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to BWX Technologies, Inc. Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658))

Exhibit 10.3 - Transition Services Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company, as service provider, and Babcock & Wilcox Enterprises, Inc., as service receiver

Exhibit 10.4 - Transition Services Agreement, dated as of June 8, 2015, between Babcock & Wilcox Enterprises, Inc., as service provider, and The Babcock & Wilcox Company, as service receiver

Exhibit 10.5 - Assumption and Loss Allocation Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Babcock & Wilcox Enterprises, Inc. and The Babcock & Wilcox Company

Exhibit 10.6 - Reinsurance Novation and Assumption Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company and Dampkraft Insurance Company

Exhibit 10.7 - Novation and Assumption Agreement, dated as of June 19, 2015, by and among The Babcock & Wilcox Company, Babcock & Wilcox Enterprises, Inc., Dampkraft Insurance Company and Creole Insurance Company

Exhibit 10.8* - Credit Agreement, dated as of May 11, 2015, among The Babcock & Wilcox Company, as the borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to BWX Technologies, Inc. Current Report on Form 8-K filed with the SEC on May 15, 2015 (File No. 1-34658))

Exhibit 10.9+ - 2010 Long-Term Incentive Plan of BWX Technologies, Inc. as amended and restated July 1, 2015

Exhibit 10.10+ - BWX Technologies, Inc. Executive Incentive Compensation Plan as amended & Restated July 1, 2015

Exhibit 10.11+ - BWX Technologies, Inc. Executive Severance Plan amended and restated July 1, 2015

Exhibit 10.12+ - Supplemental Executive Retirement Plan of BWX Technologies, Inc. as amended and restated July 1, 2015

Exhibit 10.13+ - BWX Technologies, Inc. Defined Contribution Restoration Plan as amended and restated effective July 1, 2015

Exhibit 10.14*+ - Form of Change In Control Agreement between BWX Technologies, Inc. and selected officers (incorporated by reference to Exhibit 10.1 to BWX Technologies, Inc. Current Report on Form 8-K filed with the SEC on July 6, 2015 (File No. 1-34658))

Exhibit 10.15+ - Form of Director and Officer Indemnification Agreement entered into between BWX Technologies, Inc. and each of its directors and selected officers effective July 1, 2015.

Exhibit 10.16 - Limited Liability Company Agreement of Generation mPower LLC dated as of February 28, 2011 by and among Generation mPower LLC, Babcock & Wilcox Modular Reactors, LLC and BDC Nexgen Power LLC.

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

BWX TECHNOLOGIES, INC.

/s/ David S. Black
By:	David S. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Representative)

/s/ Jason S. Kerr
By:	Jason S. Kerr
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)

August 5, 2015

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Master Separation Agreement, dated as of July 2, 2010, between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

2.2*	Master Separation Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to BWX Technologies, Inc. Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658))

3.1*	Restated Certificate of Incorporation of The Babcock & Wilcox Company (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2	Certificate of Amendment to Restated Certificate of Incorporation

3.3*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to BWX Technologies, Inc. Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658))

10.1	Tax Sharing Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc.

10.2*	Employee Matters Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to BWX Technologies, Inc. Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658))

10.3	Transition Services Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company, as service provider, and Babcock & Wilcox Enterprises, Inc., as service receiver

10.4	Transition Services Agreement, dated as of June 8, 2015, between Babcock & Wilcox Enterprises, Inc., as service provider, and The Babcock & Wilcox Company, as service receiver

10.5	Assumption and Loss Allocation Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Babcock & Wilcox Enterprises, Inc. and The Babcock & Wilcox Company

10.6	Reinsurance Novation and Assumption Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company and Dampkraft Insurance Company

10.7	Novation and Assumption Agreement, dated as of June 19, 2015, by and among The Babcock & Wilcox Company, Babcock & Wilcox Enterprises, Inc., Dampkraft Insurance Company and Creole Insurance Company

10.8*	Credit Agreement, dated as of May 11, 2015, among The Babcock & Wilcox Company, as the borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to BWX Technologies, Inc. Current Report on Form 8-K filed with the SEC on May 15, 2015 (File No. 1-34658))

10.9+	2010 Long-Term Incentive Plan of BWX Technologies, Inc. as amended and restated July 1, 2015

10.10+	BWX Technologies, Inc. Executive Incentive Compensation Plan as amended & Restated July 1, 2015

10.11+	BWX Technologies, Inc. Executive Severance Plan amended and restated July 1, 2015

10.12+	Supplemental Executive Retirement Plan of BWX Technologies, Inc. as amended and restated July 1, 2015

10.13+	BWX Technologies, Inc. Defined Contribution Restoration Plan as amended and restated effective July 1, 2015

10.14*+	Form of Change In Control Agreement between BWX Technologies, Inc. and selected officers (incorporated by reference to Exhibit 10.1 to BWX Technologies, Inc. Current Report on Form 8-K filed with the SEC on July 6, 2015 (File No. 1-34658))

10.15+	Form of Director and Officer Indemnification Agreement entered into between BWX Technologies, Inc. and each of its directors and selected officers effective July 1, 2015.

10.16	Limited Liability Company Agreement of Generation mPower LLC dated as of February 28, 2011 by and among Generation mPower LLC, Babcock & Wilcox Modular Reactors, LLC and BDC Nexgen Power LLC.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.
+	Management contract or compensatory plan or arrangement.