Form 10-Q
period 2015-09-30
BWX Technologies, Inc.
filed 2015-11-04
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock outstanding at October 31, 2015 was 106,480,714.

BWX TECHNOLOGIES, INC.

I N D E X - F O R M 1 0 - Q

PART I

BWX TECHNOLOGIES, INC.

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BWX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
	(In thousands)
Current Assets:
Cash and cash equivalents	$135,921	$123,624
Restricted cash and cash equivalents	17,381	50,835
Investments	2,251	4,837
Accounts receivable – trade, net	180,108	165,144
Accounts receivable – other	27,206	6,094
Contracts in progress	266,826	290,622
Inventories	10,970	9,926
Deferred income taxes	42,832	38,320
Other current assets	21,735	32,127
Assets of discontinued operations – current	—	752,273

Total Current Assets	705,230	1,473,802

Property, Plant and Equipment	831,043	880,848
Less accumulated depreciation	568,773	573,048

Net Property, Plant and Equipment	262,270	307,800

Investments	6,300	7,606

Goodwill	168,585	169,914

Deferred Income Taxes	132,067	132,778

Investments in Unconsolidated Affiliates	33,812	31,256

Intangible Assets	58,863	60,227

Other Assets	43,595	50,133

Assets of Discontinued Operations – Non-Current	—	623,420

TOTAL	$1,410,722	$2,856,936

See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2015	2014
	(Unaudited)
	(In thousands, except share and per share amounts)
Current Liabilities:
Notes payable and current maturities of long-term debt	$11,250	$15,000
Accounts payable	60,184	88,985
Accrued employee benefits	60,863	85,433
Accrued liabilities – other	54,135	44,232
Advance billings on contracts	140,925	107,437
Accrued warranty expense	15,985	15,889
Income taxes payable	34,627	15,778
Liabilities of discontinued operations – current	—	446,881

Total Current Liabilities	377,969	819,635

Long-Term Debt	288,750	285,000

Accumulated Postretirement Benefit Obligation	26,890	29,956

Environmental Liabilities	59,117	56,259

Pension Liability	303,540	308,927

Other Liabilities	22,972	43,126

Liabilities of Discontinued Operations – Non-Current	—	299,832

Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 122,611,572 and 121,604,332 shares at September 30, 2015 and December 31, 2014, respectively	1,226	1,216
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	15,964	775,393
Retained earnings	746,278	642,489
Treasury stock at cost 15,781,393 and 14,915,776 shares at September 30, 2015 and December 31, 2014, respectively	(446,562)	(423,990)
Accumulated other comprehensive income	732	3,596

Stockholders’ Equity – BWX Technologies, Inc.	317,638	998,704
Noncontrolling interest	13,846	15,497

Total Stockholders’ Equity	331,484	1,014,201

TOTAL	$1,410,722	$2,856,936

See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues	$358,970	$337,352	$1,051,592	$1,055,256
Costs and Expenses:
Cost of operations	250,558	242,607	727,685	752,980
Research and development costs	1,518	3,877	8,999	50,498
Gains on asset disposals and impairments, net	—	(625)	(3)	(625)
Selling, general and administrative expenses	47,550	55,289	152,736	158,628
Special charges for restructuring activities	—	5,922	16,608	17,059
Income related to litigation proceeds	(65,728)	—	(65,728)	—
Costs to spin-off the Power Generation business	—	—	25,987	—

Total Costs and Expenses	233,898	307,070	866,284	978,540

Equity in Income of Investees	5,894	4,449	11,028	30,101

Operating Income	130,966	34,731	196,336	106,817

Other Income (Expense):
Interest income	30,028	145	30,262	376
Interest expense	(1,231)	(2,832)	(6,792)	(4,637)
Other – net	(1,666)	18,563	(2,950)	18,926

Total Other Income	27,131	15,876	20,520	14,665

Income from continuing operations before provision for income taxes and noncontrolling interest	158,097	50,607	216,856	121,482
Provision for Income Taxes	51,589	10,853	76,789	27,395

Income from continuing operations before noncontrolling interest	106,508	39,754	140,067	94,087

Income (loss) from discontinued operations, net of tax	(2,474)	20,649	(8,311)	30,962

Net Income	$104,034	$60,403	$131,756	$125,049

Net (Income) Loss Attributable to Noncontrolling Interest	(164)	811	224	7,646

Net Income Attributable to BWX Technologies, Inc.	$103,870	$61,214	$131,980	$132,695

Amounts Attributable to BWX Technologies, Inc.’s Common Shareholders:
Income from continuing operations, net of tax	$106,344	$40,626	$140,397	$101,987
Income (loss) from discontinued operations, net of tax	(2,474)	20,588	(8,417)	30,708

Net Income Attributable to BWX Technologies, Inc.	$103,870	$61,214	$131,980	$132,695

Earnings per Common Share:
Basic:
Income from continuing operations	$0.99	$0.38	$1.31	$0.93
Income (loss) from discontinued operations	(0.02)	0.19	(0.08)	0.28

Net Income Attributable to BWX Technologies, Inc.	$0.97	$0.57	$1.23	$1.22

Diluted:
Income from continuing operations	$0.98	$0.38	$1.30	$0.93
Income (loss) from discontinued operations	(0.02)	0.19	(0.08)	0.28

Net Income Attributable to BWX Technologies, Inc.	$0.96	$0.57	$1.23	$1.21

Shares used in the computation of earnings per share (Note 10):
Basic	106,962,168	107,105,986	106,952,744	109,103,879

Diluted	108,184,304	107,444,284	107,634,732	109,482,318

See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)
	(In thousands)
Net Income	$104,034	$60,403	$131,756	$125,049
Other Comprehensive Income (Loss):
Currency translation adjustments	(3,633)	(6,837)	(12,412)	(13,979)
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $803, $386, $1,581 and $436, respectively	(2,313)	(1,115)	(4,531)	(1,257)
Reclassification adjustment for losses included in net income, net of tax benefit of $(684), $(279), $(1,254) and $(266), respectively	1,976	807	3,553	760
Amortization of benefit plan costs, net of tax benefit of $(139), $(898), $(497) and $(1,293), respectively	269	2,505	929	3,299
Investments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $344, $(3), $358 and $(60), respectively	(638)	5	(664)	108
Reclassification adjustment for gains included in net income, net of tax provision of $5, $7, $69 and $22, respectively	(6)	(14)	(121)	(40)

Other Comprehensive Income (Loss)	(4,345)	(4,649)	(13,246)	(11,109)

Total Comprehensive Income	99,689	55,754	118,510	113,940

Comprehensive (Income) Loss Attributable to Noncontrolling Interest	(164)	810	199	7,649

Comprehensive Income Attributable to BWX Technologies, Inc.	$99,525	$56,564	$118,709	$121,589

See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Capital In		Other				Total
	Common Stock		Excess of	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
		(In thousands, except share and per share amounts)
Balance December 31, 2014	121,604,332	$1,216	$775,393	$642,489	$3,596	$(423,990)	$998,704	$15,497	$1,014,201
Net income	—	—	—	131,980	—	—	131,980	(224)	131,756
Dividends declared ($0.26 per share)	—	—	—	(28,191)	—	—	(28,191)	—	(28,191)
Defined benefit obligations	—	—	—	—	929	—	929	—	929
Available-for-sale investments	—	—	—	—	(785)	—	(785)	—	(785)
Currency translation adjustments	—	—	—	—	(12,437)	—	(12,437)	25	(12,412)
Derivative financial instruments	—	—	—	—	(978)	—	(978)	—	(978)
Exercise of stock options	156,467	2	4,108	—	—	—	4,110	—	4,110
Contributions to thrift plan	149,753	1	4,530	—	—	—	4,531	—	4,531
Shares placed in treasury	—	—	—	—	—	(22,572)	(22,572)	—	(22,572)
Stock-based compensation charges	701,020	7	24,275	—	—	—	24,282	—	24,282
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(332)	(332)
Spin-off of Power Generation Business	—	—	(792,342)	—	10,407	—	(781,935)	(1,120)	(783,055)

Balance September 30, 2015 (unaudited)	122,611,572	$1,226	$15,964	$746,278	$732	$(446,562)	$317,638	$13,846	$331,484

Balance December 31, 2013	120,536,910	$1,205	$747,189	$656,916	$28,348	$(268,971)	$1,164,687	$18,254	$1,182,941
Net income	—	—	—	132,695	—	—	132,695	(7,646)	125,049
Dividends declared ($.20 per share)	—	—	—	(33,039)	—	—	(33,039)	—	(33,039)
Defined benefit obligations	—	—	—	—	3,299	—	3,299	—	3,299
Available-for-sale investments	—	—	—	—	68	—	68	—	68
Currency translation adjustments	—	—	—	—	(13,976)	—	(13,976)	(3)	(13,979)
Derivative financial instruments	—	—	—	—	(497)	—	(497)	—	(497)
Exercise of stock options	152,965	1	3,926	—	—	—	3,927	—	3,927
Contributions to thrift plan	307,748	3	9,946	—	—	—	9,949	—	9,949
Shares placed in treasury	—	—	—	—	—	(154,850)	(154,850)	—	(154,850)
Stock-based compensation charges	420,276	5	11,781	—	—	—	11,786	—	11,786
Contribution of in-kind services	—	—	—	—	—	—	—	5,830	5,830
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(517)	(517)

Balance September 30, 2014 (unaudited)	121,417,899	$1,214	$772,842	$756,572	$17,242	$(423,821)	$1,124,049	$15,918	$1,139,967

See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$131,756	$125,049
Non-cash items included in net income from continuing operations:
Depreciation and amortization	65,010	57,400
Income of investees, net of dividends	(221)	16,920
Losses on asset disposals and impairments, net	26,441	3,870
Gain on exchange of USEC investment	—	(18,647)
In-kind research and development costs	—	5,830
Recognition of losses for pension and postretirement plans	3,587	12,952
Stock-based compensation and thrift plan expense	25,105	11,786
Excess tax benefits from stock-based compensation	(381)	(568)
Changes in assets and liabilities:
Accounts receivable	(273)	(62,220)
Accounts payable	(33,825)	(115,271)
Contracts in progress and advance billings on contracts	59,020	(74,214)
Inventories	(561)	138
Income taxes	(17,257)	(11,804)
Accrued and other current liabilities	5,417	13,206
Pension liability, accrued postretirement benefit obligation and employee benefits	(41,340)	(66,679)
Other, net	16,380	17,057

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	238,858	(85,195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	1,578	2,745
Purchases of property, plant and equipment	(52,193)	(55,877)
Acquisition of business, net of cash acquired	—	(127,705)
Purchase of intangible assets	—	(722)
Purchases of securities	(9,711)	(21,225)
Sales and maturities of securities	5,441	31,663
Proceeds from asset disposals	60	846
Investment in equity method investees	—	(4,900)

NET CASH USED IN INVESTING ACTIVITIES	(54,825)	(175,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	—	(4,424)
Increase in short-term borrowing	—	2,855
Borrowings under the Credit Agreement	177,350	809,300
Repayments under Credit Agreement	(177,350)	(504,900)
Payment of debt issuance costs	(4,929)	(5,390)
Repurchase of common shares	(18,088)	(149,774)
Dividends paid to common shareholders	(28,105)	(32,799)
Exercise of stock options	3,646	3,854
Excess tax benefits from stock-based compensation	381	568
Cash divested in connection with spin-off of Power Generation business	(307,562)	—
Other	(332)	(202)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(354,989)	119,088

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(6,092)	(7,913)

TOTAL DECREASE IN CASH AND CASH EQUIVALENTS	(177,048)	(149,195)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	312,969	346,116

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135,921	$196,921

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,294	$3,573
Income taxes (net of refunds)	$82,054	$52,845
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$2,161	$3,201

See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as “joint ventures.” We have reclassified amounts previously reported to conform to the presentation as of and for the three and nine month periods ended September 30, 2015. We have eliminated all intercompany transactions and accounts. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

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

The results of operations of our former Power Generation business are presented as discontinued operations on the condensed consolidated statements of income. We have presented the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated. See Note 2 for further information regarding the spin-off of BWE.

Reportable Segments

As a result of the spin-off of our former Power Generation business, we now operate in three reportable segments: Nuclear Operations, Technical Services and Nuclear Energy. Our former Power Generation business is now reported as discontinued operations. Prior to 2015, our mPower business was a separate reportable segment. In accordance with FASB Topic Segment Reporting, mPower no longer meets the quantitative threshold criteria and will be included in our “Other” category as it is no longer considered a reportable segment. This change in our reportable segments had no impact on our previously reported results of operations, financial condition or cash flows. We have applied these changes in reportable segments to previously reported historical financial information and related disclosures included in this report. Our reportable segments are further described as follows:

•

Our Nuclear Operations segment’s primary activity is the manufacture of naval nuclear reactors for the U.S. Department of Energy (“DOE”)/National Nuclear Security Administration’s (“NNSA”) Naval Nuclear Propulsion Program, which in turn supplies them to the U.S. Navy for use in submarines and aircraft carriers. Through this segment, we own and operate manufacturing facilities located in Lynchburg, Virginia; Mount Vernon, Indiana; Euclid, Ohio; Barberton, Ohio; and Erwin, Tennessee. The Barberton and Mount Vernon

locations specialize in the design and manufacture of heavy components. The Euclid facility, which is N-Stamp certified by the American Society of Mechanical Engineers, fabricates electro-mechanical equipment for the U.S. Government, and performs design, manufacturing, inspection, assembly and testing activities. The Lynchburg operations fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. Fuel for the naval nuclear reactors is provided by Nuclear Fuel Services, Inc. (“NFS”), one of our wholly owned subsidiaries. Located in Erwin, Tennessee, NFS also converts Cold War-era government stockpiles of highly enriched uranium into material suitable for further processing into commercial nuclear reactor fuel.

•	Our Technical Services segment provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided primarily to the DOE, including the NNSA, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management and the Department of Defense. Through this segment we deliver products and management solutions to nuclear operations and high-consequence manufacturing facilities. A significant portion of this segment’s operations are conducted through joint ventures.

•	Our Nuclear Energy segment supplies commercial nuclear steam generators, components and services to nuclear utility customers, and has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. This segment is the only commercial heavy nuclear component, N-Stamp certified manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development and metallurgy and materials engineering. In addition, this segment offers services for nuclear steam generators and balance of plant equipment, as well as nondestructive examination and tooling/repair solutions for other plant systems and components. This segment also offers engineering and licensing services for new nuclear plant designs.

See Note 9 for further information regarding our segments.

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and the related footnotes included in our 2014 10-K.

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

Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	September 30,	December 31,
	2015	2014
	(In thousands)
Currency translation adjustments	$7,891	$11,547
Net unrealized gain (loss) on available-for-sale investments	(620)	155
Net unrealized gain (loss) on derivative financial instruments	(774)	(123)
Unrecognized prior service cost on benefit obligations	(5,765)	(7,983)

Accumulated other comprehensive income	$732	$3,596

The amounts reclassified out of accumulated other comprehensive income by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$(23)	$391	$461	$301	Revenues
	(2,637)	(1,459)	(5,355)	(1,332)	Cost of operations

	(2,660)	(1,068)	(4,894)	(1,031)	Total before tax
	684	275	1,259	266	Provision for Income Taxes

	$(1,976)	$(793)	$(3,635)	$(765)	Net Income
Amortization of prior service cost on benefit obligations	$(399)	$(1,582)	$(1,200)	$(2,350)	Cost of operations
	(9)	(1,609)	(27)	(1,780)	Selling, general and administrative expenses

	(408)	(3,191)	(1,227)	(4,130)	Total before tax
	139	849	417	1,144	Provision for Income Taxes

	$(269)	$(2,342)	$(810)	$(2,986)	Net Income
Realized gain (loss) on investments	$11	$5	$188	$46	Other-net
	(5)	(2)	(68)	(17)	Provision for Income Taxes

	$6	$3	$120	$29	Net Income

Total reclassification for the period	$(2,239)	$(3,132)	$(4,325)	$(3,722)

Inventories

At September 30, 2015 and December 31, 2014, we had inventories totaling $11.0 million and $9.9 million, respectively, consisting entirely of raw materials and supplies.

Restricted Cash and Cash Equivalents

At September 30, 2015, we had restricted cash and cash equivalents totaling $20.1 million, $2.7 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $17.4 million of which was held to meet reinsurance reserve requirements of our captive insurer.

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

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Balance at beginning of period	$15,889	$17,469
Additions	890	997
Expirations and other changes	(3)	(984)
Payments	(56)	(20)
Translation and other	(735)	(247)

Balance at end of period	$15,985	$17,215

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

In the three and nine months ended September 30, 2014, we recognized $0.0 million and $5.8 million, respectively, of non-cash, in-kind research and development costs related to services contributed by our minority partner to Generation mPower LLC, our majority-owned subsidiary formed in 2011 to oversee the mPower program to develop the small modular nuclear power plant based on mPower™ technology. In the nine months ended September 30, 2014, we received funding of $25.4 million under our Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (the “Cooperative Agreement”). On April 14, 2014, we announced our plans to restructure the mPower program to reduce spending and focus on technology development. We slowed the pace of development and intend to invest no more than $15 million on an annual basis. We intend to continue working with the DOE to further the program. At this time, the latest extension to the Cooperative Agreement has expired and the DOE funding has been suspended.

Provision for Income Taxes

We are subject to federal income tax in the United States and Canada as well as income tax within multiple U.S. state jurisdictions. We provide for income taxes based on the enacted tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to nominal rates and with respect to the basis on which these rates are applied. This variation, along with changes in our mix of income within these jurisdictions, can contribute to shifts in our effective tax rate from period to period. We classify interest and penalties related to taxes (net of any applicable tax benefit) as a component of provision for income taxes on our condensed consolidated statements of income.

Our effective tax rate for the three months ended September 30, 2015 was approximately 32.6% as compared to 21.4% for the three months ended September 30, 2014. The effective tax rate for the three month period ended September 30, 2015 was lower than our statutory rate primarily due to the remeasurement of uncertain tax positions as a result of the close of a previously ongoing IRS audit as well as adjustments related to the filing of our 2014 U.S. tax return. The effective tax rate for the three months ended September 30, 2014 was lower due to the $18.6 million gain from the exchange of our USEC investment for which the related tax provision was offset by the reversal of a previously established valuation allowance related to the prior impairments of the USEC investment.

Our effective tax rate for the nine months ended September 30, 2015 was approximately 35.4% as compared to 22.6% for the nine months ended September 30, 2014. Our effective tax rate for the nine months ended September 30, 2015 was impacted by the spin-off of our former Power Generation business. Specifically, we recognized $3.8 million of tax provision for the nine months ended September 30, 2015 due to the change in our tax footprint associated with the spin-off, resulting in revaluations of deferred tax assets and liabilities as well as the need to recognize tax provision on our global earnings at our U.S. federal rate due to the likely repatriation of future foreign earnings. These amounts were offset by the remeasurement of uncertain tax positions and adjustments related to the filing of our 2014 tax return discussed above. The effective tax rates for the nine months ended September 30, 2014 was lower due to the impact of an increase in benefits from amended federal manufacturing deductions and the receipt of a favorable ruling from the Internal Revenue Service that retroactively reduced the U.S. tax owed on income from certain of our foreign joint ventures. In addition, the effective tax rates for the nine months ended September 30, 2014 was lower due to the $18.6 million gain from the exchange of our USEC investment for which the related tax provision was offset by the reversal of a previously established valuation allowance related to the prior impairments of the USEC investment.

As of September 30, 2015, we have gross unrecognized tax benefits of $3.0 million. Of the $3.0 million gross unrecognized tax benefits, $2.2 million would reduce our effective tax rate if recognized.

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

At the spin-off, BWXT had outstanding performance guarantees for various projects executed by the Power Generation business in the normal course of business. These guarantees totaled $1,542 million and range in expiration dates from 2015 to 2035. The master separation agreement requires that the Power Generation business use commercially reasonable efforts to terminate (or have it or one of its subsidiaries substituted for us) all existing guarantees by us relating to our former Power Generation business, including financial, performance and other guarantee obligations. The Power Generation business is required to (i) use commercially reasonable efforts to perform all underlying obligations covered by the guarantees, (ii) take all actions to put us in the same position as if the Power Generation business, not us, had performed or were performing the guarantee obligations, and (iii) indemnify and hold us harmless for any losses arising from the guarantees. Moreover, to the extent that the Power Generation business fails to terminate or substitute any of the existing guarantees by the 24-month anniversary of the spin-off, the Power Generation business will be obligated to pay a quarterly carrying fee until the expiration of the guarantee or the termination or substitution of the guarantee, whichever occurs first. We estimated the fair value of these performance guarantees at June 30, 2015 to total $10.2 million and have recorded these amounts in other liabilities on our consolidated balance sheet.

During the quarter ended September 30, 2015, we have been released from certain of these performance guarantees and have reduced the associated liability to $9.4 million accordingly. The remaining guarantees total approximately $1,145 million and range in expiration dates from 2016 to 2035.

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

Financial Information

The following table presents selected financial information regarding the results of operations of our former Power Generation business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited) (In thousands)
Revenues	$—	$401,706	$830,234	$1,036,345

Costs and Expenses:
Cost of operations	—	313,166	665,558	821,925
Research and development costs	—	4,502	8,480	12,795
Losses on asset disposals and impairments, net	—	20	8,963	1,477
Selling, general and administrative expenses(1)	—	53,698	108,911	146,962
Special charges for restructuring activities	—	2,753	7,666	11,744
Costs to spin-off	—	—	34,358	—

Total Costs and Expenses	—	374,139	833,936	994,903
Equity in Income (Loss) of Investees	—	2,860	(1,104)	5,659

Operating Income (Loss)	—	30,427	(4,806)	47,101
Other Income (Loss)	(2,003)	38	(1,698)	1,940

Income (Loss) before Provision for Income Taxes	(2,003)	30,465	(6,504)	49,041
Provision for Income Taxes	471	9,816	1,807	18,079

Net Income (Loss)	(2,474)	20,649	(8,311)	30,962
Net Income Attributable to Noncontrolling Interest	—	(61)	(106)	(254)

Income (Loss) from Discontinued Operations	$(2,474)	$20,588	$(8,417)	$30,708

(1)	Included in selling, general and administrative expenses are allocations of corporate administrative expenses of $0.0 million and $28.0 million for the three and nine months ended September 30, 2015 and $14.1 million and $41.2 million for the three and nine months ended September 30, 2014.

We have incurred approximately $66.5 million in total spin-off related costs, which includes approximately $29.8 million for professional services and $23.1 million of retention and severance-related charges. The majority of the remaining costs relate to the separation of our facilities and related infrastructure inclusive of information technology systems. Income from discontinued operations for the nine months ended September 30, 2015 includes $34.4 million, respectively, of these charges and included in continuing operations are spin-off costs of $26.0 million for the nine months ended September 30, 2015. A total of $6.1 million was recognized in the year ended December 31, 2014.

Included in income from discontinued operations for the three months ended September 30, 2015 were certain adjustments made pursuant to FASB Topic Income Taxes which requires that adjustments made to remeasure uncertain tax positions directly associated with operations discontinued in a prior period be recognized in the current period as a component of discontinued operations. The remeasurement in the three months ended September 30, 2015 was the result of the close of a previously ongoing IRS audit as well as adjustments related to the filing of our 2014 U.S. tax return. Additionally, we revised our estimated annual effective tax rate during the period which had an impact on the provision for income taxes associated with our former Power Generation business and was recorded as a component of discontinued operations.

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

Following the completion of the spin-off on June 30, 2015, there were no assets or liabilities remaining from our Power Generation business.

The following table presents selected financial information regarding cash flows of our former Power Generation business that are included in the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
	(In thousands)
Non-cash items included in net income (loss):
Depreciation and amortization	$21,458	$18,693
Income (loss) of investees, net of dividends	(2,293)	(8,557)
Losses on asset disposals and impairments, net	10,544	1,476
Purchases of property, plant and equipment	11,494	10,629

NOTE 3 – SPECIAL CHARGES FOR RESTRUCTURING ACTIVITIES

In 2014, we began certain initiatives aimed at driving margin improvement in our Nuclear Energy segment. In the nine months ended September 30, 2015, we incurred $0.7 million of expenses related to facility consolidation and employee termination benefits in connection with these initiatives. During the nine months ended September 30, 2014, we incurred $3.1 million related to employee termination benefits and $5.4 million related to facility consolidation.

In addition, we incurred $15.9 million and $8.2 million for the nine months ended September 30, 2015 and 2014, respectively, related to the restructuring of our mPower program. The 2015 amount relates to asset impairments as a result of the significant adverse changes in the business prospects of the mPower program. We incurred additional expenses related to employee termination benefits totaling $0.4 million for the nine months ended September 30, 2014 related to the restructuring of our Technical Services segment.

The following summarizes the changes in our restructuring liability for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,	September 30,
	2015	2014
	(In thousands)
Balance at the beginning of the period	$4,967	$5,148
Special charges for restructuring activities(1)	610	13,164
Payments	(4,076)	(14,526)
Translation and other	(240)	(204)

Balance at the end of the period	$1,261	$3,582

(1)	Excludes non-cash charges of $16.0 million and $3.9 million for the nine months ended September 30, 2015 and 2014, respectively, which did not impact the restructuring liability.

At September 30, 2015, unpaid restructuring charges totaled $1.2 million for employee termination benefits and $0.1 million for administrative costs.

NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)
Service cost	$6,110	$6,455	$18,598	$18,779	$219	$212	$661	$635
Interest cost	16,186	17,792	48,900	52,385	685	713	2,058	2,108
Expected return on plan assets	(22,374)	(22,044)	(67,551)	(64,596)	(586)	(575)	(1,754)	(1,725)
Amortization of prior service cost (credit)	458	512	1,373	1,531	(50)	(40)	(146)	(120)
Recognized net actuarial loss	—	9,067	2,161	9,067	—	—	—	—

Net periodic benefit cost	$380	$11,782	$3,481	$17,166	$268	$310	$819	$898

During 2015, significant lump sum payments were made from certain salaried Canadian pension plans. As a result, we remeasured certain of our Canadian pension plans in the second quarter resulting in the recognition of a net actuarial loss of $2.2 million, which includes a $2.6 million settlement loss and a $0.4 million actuarial gain. We have excluded the recognized net actuarial loss from our reportable segments, and such amount has been reflected in Note 9 as the Mark to Market Adjustment in the reconciliation of reportable segment income to consolidated operating income. We recorded $1.0 million of the net actuarial loss within cost of operations and $1.2 million of the loss within selling, general and administrative expenses.

During the quarter ended September 30, 2014, benefit accruals under certain hourly Canadian pension plans were ceased with an effective date of January 1, 2015. In addition, significant lump sum payments were made from certain salaried Canadian pension plans during the nine months ended September 30, 2014. As a result of these actions, we remeasured certain of our Canadian pension plans resulting in the recognition of a net actuarial loss of

$9.1 million, which includes $4.5 million in actuarial losses, a $3.8 million settlement loss and a $0.8 million curtailment loss. We have excluded the recognized net actuarial loss from our reportable segments and such amount has been reflected in Note 9 as the Mark to Market Adjustment in the reconciliation of reportable segment income to consolidated operating income. We recorded $4.0 million of the net actuarial loss within cost of operations and $5.1 million of the loss within selling, general and administrative expenses.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 10 to the consolidated financial statements in Part II of our 2014 10-K.

Investigations and Litigation

Apollo and Parks Township

In January 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc. and now known as BWXT Technical Services Group, Inc. (the “BWXT Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, additional suits have been filed by additional plaintiffs and there are currently seventeen lawsuits pending in the U.S. District Court for the Western District of Pennsylvania against the BWXT Parties and ARCO, including the most recent lawsuit filed in October 2015. In total, the suits presently involve approximately 108 primary claimants. The primary claimants allege, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in the Borough of Apollo and Parks Township, Pennsylvania (collectively, the “Apollo and Parks Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages, and in November 2014 delivered a demand of $125.0 million for the settlement of all then-filed actions. All of the suits, except for the two most recent filings, have been consolidated for non-dispositive pre-trial matters. Fact discovery in the Apollo and Parks Litigation is now closed for all claims other than the two most recent lawsuits filed in June and October 2015, but no trial date has been set. In connection with the spin-off, we agreed to indemnify B&W PGG and its affiliates for any losses arising from the Apollo and Parks Litigation pursuant to the Master Separation Agreement.

In May 2015, the magistrate judge overseeing the consolidated suits (representing fifteen of the lawsuits filed to date and 93 primary claimants) issued a report recommending, among other things, that two motions for summary judgment filed by the BWXT Parties (Failure to Raise a Genuine Issue For Trial on Breach of Duty and Lack of Evidence Regarding Exposure and Dose) be granted in 11 of the 15 consolidated cases. This recommendation was accepted in all respects by the presiding judge and the motions for summary judgment were formally granted in September 2015. The magistrate judge subsequently issued an Order to Show Cause why summary judgment should not be granted in the BWXT Parties’ favor for the reasons stated in the Report and Recommendation filed in May 2015 with respect to the other 4 consolidated cases (but excluding the June and October 2015 filed lawsuits). The plaintiffs in the applicable individual suits filed their notice of appeal on the Motions for Summary Judgment decision on October 15, 2015. Although the appeal process could be lengthy, if ultimately upheld the decision would result in the dismissal of at least eleven of the seventeen currently filed suits.

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

On July 21, 2015, the Supreme Court of Pennsylvania issued its ruling by reversing the decision of the Superior Court and reinstating the trial court’s February 2012 Judgment in favor of the BWXT Parties and ARCO. Under the February 2012 Agreement, the parties agreed that there would be no recourse to the United States Supreme Court and, following the exhaustion of its other appeal remedies, ANI is required to pay the BWXT Parties and ARCO all amounts in satisfaction of the February 2012 Judgment, plus any pre- and post-judgment interest and $5 million in liquidated contingency. The Pennsylvania Supreme Court denied ANI’s application for reargument in September 2015, which exhausted ANI’s appeal remedies under the February 2012 Agreement. On September 22, 2015, we received a $94.8 million payment, inclusive of pre-and post-judgment interest totaling $29.1 million, in satisfaction of our portion of the February 2012 Judgment. During the three and nine months ended September 30, 2015, we recognized $65.7 million as a reduction of total cost and expenses and $29.1 million as interest income in our consolidated statements of income.

New Mexico Environment Department

One of our subsidiaries owns a 30% interest in a joint venture, Nuclear Waste Partnership, LLC (“NWP”), which is executing a prime contract with the DOE for the management and operation of the DOE’s Waste Isolation Pilot Plant in Carlsbad, New Mexico (the “WIPP”). Another of our subsidiaries owns a 13% interest in a separate joint venture, Los Alamos National Security, LLC (“LANS”), which is executing a prime contract with the DOE/NNSA for the management and operation of the DOE’s Los Alamos National Laboratory (“Los Alamos”). On December 6, 2014, the DOE and each of its contractors, NWP and LANS, received Administrative Compliance Orders from the New Mexico Environment Department (“NMED”) alleging violations of New Mexico environmental laws and regulations at both WIPP and Los Alamos associated with radiological incidents that occurred at the WIPP in February 2014 (the “WIPP Event”). The Administrative Compliance Orders assessed civil penalties of approximately $17.75 million on the DOE and NWP and approximately $36.6 million on the DOE and LANS for the alleged violations at both the WIPP and Los Alamos. On April 30, 2015 the DOE, NWP, LANS and NMED reached a settlement framework in lieu of fines related to NMED’s alleged violations at WIPP and Los Alamos. The implementation of this settlement framework is ongoing. DOE/NNSA and LANS have executed an NNSA Fee Waiver Agreement, dated June 6, 2015, that resolves all financial liability issues concerning the WIPP Event. In return for a broad release of liability from NNSA for the WIPP Event, LANS agreed to repay NNSA certain provisional fee payments within five business days of the execution of a final settlement agreement between the DOE, NMED and LANS, which has not yet occurred. Once the final settlement agreement is executed, the return of provisional fees by LANS will require a related immaterial payment by a BWXT subsidiary to LANS in accordance with the LANS operating agreement. No fee repayments or fines were assessed against NWP as part of the settlement framework.

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

Bechtel has asserted that due to the alleged breaches by BWXT, in accordance with the terms of the LLC Agreement, Bechtel is entitled to 150% of Bechtel’s approximately $80 million investment in the program. This investment was ‘in-kind’ only and did not involve any contribution of cash by Bechtel. BWXT strongly disagrees with Bechtel’s assertions. BWXT has firmly asserted that in response to “significant adverse changes” that have developed since the inception of GmP, BWXT has made substantial efforts to mitigate these adverse changes and is not in breach of any material provisions of the LLC Agreement. BWXT believes there have been significant adverse changes in the business prospects for nuclear power generally, as well as the business prospects of the program, and small modular reactors in particular, since the inception of the GmP Program. These significant adverse changes have resulted from developments and events such as the Fukushima disaster; extended projections of low natural gas prices; continuing ineffectiveness and uncertainty regarding emission controls on coal-fired power plants, compounded by other policies and regulatory changes that favor wind, solar and other renewables as alternative energy sources and legal battles that will likely continue to stifle any meaningful changes, such as the U.S. Supreme Court’s June 2015 ruling to overturn certain U.S. Environmental Protection Agency regulations regarding mercury and other emissions; and lower growth in electricity demand than projected due to multiple factors ranging from slower economic growth to increases in energy efficiency, among other events and developments. As a result of such significant adverse changes, BWXT has the right under the LLC Agreement to terminate the Program. Bechtel is therefore not entitled to any return of its investment. However, rather than terminate the program, BWXT would prefer to continue its investment for some period of time in an effort to further mitigate the adverse changes that have occurred and to continue advancing the research and development of the mPower small modular reactor technology.

BWXT and Bechtel have agreed to a 60-day period of negotiations, expiring on December 18, 2015 unless extended, for the purpose of negotiating a resolution of these matters.

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

Other Litigation and Settlements

On December 17, 2014, an unfavorable jury verdict was delivered against The Babcock & Wilcox Company, Babcock & Wilcox Power Generation Group, Inc. Babcock & Wilcox Nuclear Energy, Inc. and Babcock & Wilcox Canada Ltd. in a case entitled AREVA NP, INC. f/k/a Framatome ANP, Inc. v. The Babcock & Wilcox Company, et. al. in the amount of approximately $16 million. We strongly disagree with the verdict and believe the plaintiff’s claims are without merit. On March 5, 2015 the trial court denied our post-trial motion requesting that the verdict be set aside or a new trial granted. The BWXT parties to the suit have filed a petition for appeal with the Virginia Supreme Court, which the Virginia Supreme Court must accept in order for the appeal to proceed.

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

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

Our international operations give rise to exposure to market risks from changes in foreign currency exchange (“FX”) rates. We use derivative financial instruments, primarily FX forward contracts, to reduce the impact of changes in FX rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts that are denominated in currencies other than our operating entities’ functional currencies. We do not hold or issue derivative financial instruments for trading or other speculative purposes.

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

We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At September 30, 2015, we had deferred approximately $0.8 million of net losses on these derivative financial instruments in accumulated other comprehensive income. Assuming market conditions continue, we expect to recognize substantially all of this amount in the next twelve months.

At September 30, 2015, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $45.1 million at September 30, 2015, with maturities extending to January 2017. These instruments consist primarily of contracts to purchase or sell Canadian Dollars. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.

The following tables summarize our derivative financial instruments at September 30, 2015 and December 31, 2014:

	Asset and Liability Derivatives
	September 30,	December 31,
	2015	2014
	(In thousands)
Derivatives Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable – other	$1,045	$469
Accounts payable	$3,729	$2,655
Other liabilities	$1,564	$743

The effects of derivatives on our financial statements are outlined below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
FX Forward Contracts:
Amount of loss recognized in other comprehensive income (loss)	$(3,116)	$(1,480)	$(5,754)	$(1,657)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings: effective portion
Location
Revenues	$(23)	$391	$461	$301
Cost of operations	$(2,637)	$(1,459)	$(5,355)	$(1,332)

NOTE 7 – FAIR VALUE MEASUREMENTS

Investments

The following is a summary of our investments measured at fair value at September 30, 2015:

	9/30/15	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Corporate bonds – Centrus Energy Corp.	$1,501	$1,501	$—	$—
Available-for-sale securities
Equities – Centrus Energy Corp.	$2,191	$—	$2,191	$—
Mutual funds	3,832	—	3,832	—
Asset-backed securities and collateralized mortgage obligations	277	—	277	—
Commercial paper	750	—	750	—

Total	$8,551	$1,501	$7,050	$—

The following is a summary of our investments measured at fair value at December 31, 2014:

	12/31/14	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Corporate bonds – Centrus Energy Corp.	$2,439	$2,439	$—	$—
Available-for-sale securities
Equities – Centrus Energy Corp.	$3,088	$—	$3,088	$—
Mutual funds	4,199	—	4,199	—
Asset-backed securities and collateralized mortgage obligations	319	—	319	—
Commercial paper	2,398	—	2,398	—

Total	$12,443	$2,439	$10,004	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives

Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At September 30, 2015 and December 31, 2014, we had forward contracts outstanding to purchase or sell Canadian dollars, with a total fair value of $(4.2) million and $(2.9) million, respectively.

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

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at September 30, 2015 and December 31, 2014.

NOTE 8 – STOCK-BASED COMPENSATION

Total stock-based compensation expense for all of our plans recognized for the three and nine months ended September 30, 2015 totaled $2.9 million and $24.4 million, respectively, with associated tax benefit recognized for the three and nine months ended September 30, 2015 totaling $1.0 million and $8.3 million, respectively. We recognized $13.2 million of stock-based compensation expense during the nine months ended September 30, 2015 as costs to spin-off the Power Generation business. This expense related primarily to equity retention awards and expense acceleration associated with employee terminations.

Total stock-based compensation expense for all of our plans recognized for the three and nine months ended September 30, 2014 totaled $3.4 million and $10.4 million, respectively, with associated tax benefit recognized for the three and nine months ended September 30, 2014 totaling $1.3 million and $4.0 million, respectively.

NOTE 9 – SEGMENT REPORTING

As described in Note 1, our operations are assessed based on three reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
REVENUES:
Nuclear Operations	$303,304	$297,489	$879,493	$877,141
Technical Services	21,261	20,236	61,434	70,706
Nuclear Energy	34,927	21,529	113,350	114,236
Other	—	—	—	278
Adjustments and Eliminations(1)	(522)	(1,902)	(2,685)	(7,105)

	$358,970	$337,352	$1,051,592	$1,055,256

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Nuclear Operations Transfers	$(512)	$(1,799)	$(2,634)	$(6,730)
Technical Services Transfers	—	(2)	(12)	(54)
Nuclear Energy Transfers	(10)	(101)	(39)	(321)

	$(522)	$(1,902)	$(2,685)	$(7,105)

OPERATING INCOME:
Nuclear Operations	$62,720	$61,893	$191,877	$180,103
Technical Services	8,340	4,951	15,475	34,818
Nuclear Energy	1,382	(6,698)	79	(4,627)
Other	(2,357)	(5,140)	(12,015)	(63,782)

	$70,085	$55,006	$195,416	$146,512

Unallocated Corporate(2)	(4,847)	(5,286)	(20,052)	(13,569)
Income Related to Litigation Proceeds	65,728	—	65,728	—
Special Charges for Restructuring Activities	—	(5,922)	(16,608)	(17,059)
Cost to spin-off Power Generation business	—	—	(25,987)	—
Mark to Market Adjustment	—	(9,067)	(2,161)	(9,067)

Total Operating Income(3)	$130,966	$34,731	$196,336	$106,817

Other Income (Expense):
Interest income	30,028	145	30,262	376
Interest expense	(1,231)	(2,832)	(6,792)	(4,637)
Other – net	(1,666)	18,563	(2,950)	18,926

Total Other Income	27,131	15,876	20,520	14,665

Income before Provision for Income Taxes	$158,097	$50,607	$216,856	$121,482

(2)	Unallocated corporate includes general corporate overhead not allocated to segments.
(3)	Included in operating income is the following:

Equity in Income of Investees:
Nuclear Operations	$—	$—	$—	$—
Technical Services	5,894	4,419	11,028	30,069
Nuclear Energy	—	30	—	32

	$5,894	$4,449	$11,028	$30,101

NOTE 10 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share amounts)
Basic:
Income from continuing operations less noncontrolling interest	$106,344	$40,626	$140,397	$101,987
Income (loss) from discontinued operations, net of tax	(2,474)	20,588	(8,417)	30,708

Net income	$103,870	$61,214	$131,980	$132,695

Weighted average common shares	106,962,168	107,105,986	106,952,744	109,103,879

Income from continuing operations less noncontrolling interest	$0.99	$0.38	$1.31	$0.93
Income (loss) from discontinued operations, net of tax	(0.02)	0.19	(0.08)	0.28

Net income	$0.97	$0.57	$1.23	$1.22
Diluted:
Income from continuing operations less noncontrolling interest	$106,344	$40,626	$140,397	$101,987
Income (loss) from discontinued operations, net of tax	(2,474)	20,588	(8,417)	30,708

Net income	$103,870	$61,214	$131,980	$132,695

Weighted average common shares (basic)	106,962,168	107,105,986	106,952,744	109,103,879
Effect of dilutive securities:
Stock options, restricted stock and performance shares(1)	1,222,136	338,298	681,988	378,439

Adjusted weighted average common shares	108,184,304	107,444,284	107,634,732	109,482,318

Income from continuing operations less noncontrolling interest	$0.98	$0.38	$1.30	$0.93
Income (loss) from discontinued operations, net of tax	(0.02)	0.19	(0.08)	0.28

Net income	$0.96	$0.57	$1.23	$1.21

(1)	At September 30, 2015 and 2014, we have excluded from our diluted share calculation 1,478,086 and 1,342,544 shares, respectively, related to stock options, as their effect would have been antidilutive.

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	our business strategy;

•	future levels of revenues (including our backlog and projected claims to the extent either may be viewed as an indicator of future revenues), operating margins, income from operations, net income or earnings per share;

•	anticipated levels of demand for our products and services;

•	future levels of research and development, capital, environmental or maintenance expenditures;

•	our beliefs regarding the timing and effects on our businesses of certain tax legislation, rules or regulations;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	estimated costs to complete our on-going contracts;

•	expectations regarding the acquisition or divestiture of assets and businesses;

•	our share repurchase or other return of capital activities;

•	our ability to maintain appropriate insurance and indemnities;

•	the potential effects of judicial or other proceedings, including tax audits, on our business or businesses, financial condition, results of operations and cash flows;

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation;

•	the effective date and expected impact of accounting pronouncements;

•	our plans regarding our mPowerTM reactor program and related Department of Energy (“DOE”) funding program; and

•	anticipated benefits, expected charges and changes associated with cost reduction and margin improvement activities.

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

We have based our forward-looking statements on our current expectations, estimates and projections about our industries and our company. We caution that these statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•	decisions on spending and trends by the U.S. Government, including continuing appropriations by Congress and the automatic budget cuts (or sequestration) established by the Budget Control Act of 2011 and other customers;

•	the highly competitive nature of our businesses;

•	general economic and business conditions, including changes in interest rates and currency exchange rates;

•	general developments in the industries in which we are involved;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings;

•	changes in our effective tax rate and tax positions;

•	our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data;

•	our ability to protect our intellectual property;

•	changes in incurred cost trends and estimates used in the percentage-of-completion method of accounting;

•	the operating risks normally incident to our lines of business, including the potential impact of project losses, liquidated damages and professional liability, product liability, warranty and other claims against us;

•	our ability to manage our capital structure, including our access to capital, debt and ability to raise additional financing;

•	our ability to comply with covenants in our credit agreement and other debt instruments and the availability, terms and deployment of capital;

•	volatility and uncertainty of the credit markets;

•	our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products;

•	risks associated with our restructuring of the mPower program, including the risk of exposure to claims of contractual and other liability from our current partner, customer or others;

•	the risks associated with integrating businesses we acquire;

•	our ability to obtain and maintain liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our captive insurance subsidiary;

•	the effects of asserted and unasserted claims;

•	results of tax audits and the realization of deferred tax assets;

•	changes in, and liabilities relating to, existing or future environmental matters and regulations, including with respect to our operations that involve the handling, transportation and disposal of radioactive or hazardous materials;

•	changes in, or our failure or inability to comply with, laws and governmental regulations;

•	difficulties we may encounter in obtaining regulatory or other necessary permits or approvals;

•	adverse outcomes from legal and regulatory proceedings;

•	our limited ability to influence and direct the operations of our joint ventures;

•	our ability to perform projects on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers;

•	our ability to obtain and maintain surety bonds, letters of credit and similar financing;

•	potential violations of the Foreign Corrupt Practices Act;

•	our ability to successfully compete with current and future competitors;

•	the loss of key personnel and the continued availability of qualified personnel;

•	our inability to realize expected benefits from cost reduction and margin improvement initiatives;

•	our ability to negotiate and maintain good relationships with labor unions;

•	changes in pension and medical expenses associated with our retirement benefit programs and other actuarial assumptions;

•	potentially insufficient systems of internal controls over financial reporting;

•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;

•	social, political and economic situations in foreign countries where we do business;

•	the possibilities of natural disasters, war, other armed conflicts or terrorist attacks; and

•	risks related to the spin-off of our former Power Generation business.

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

GENERAL

As a result of the spin-off of our former Power Generation business, we now operate in three segments: Nuclear Operations, Technical Services and Nuclear Energy. Prior to 2015, our mPower business was considered a separate reportable segment; however, in accordance with FASB Topic Segment Reporting, this business no longer meets the quantitative threshold criteria and will be included in our “Other” category as it is no longer considered a reportable segment.

In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues. We are currently exploring growth strategies across our segments through acquisitions to expand and complement our existing businesses. We would expect to fund these opportunities with cash on hand or by raising additional capital through debt, equity or some combination thereof.

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

Prior to June 30, 2015, we completed an internal restructuring that separated the subsidiaries involved in our former Power Generation business and established BWE as the direct or indirect parent company of all those subsidiaries. Concurrent with the spin-off, The Babcock & Wilcox Company changed its name to BWX Technologies, Inc. Total costs associated with the spin-off, consisting primarily of professional services, retention and severance-related charges and facilities and infrastructure changes, approximated $66.5 million, of which $60.4 million was recognized in the nine month period ended September 30, 2015 and $6.1 million was recognized in the year ended December 31, 2014.

The results of operations for the three and nine month periods ended September 30, 2015 and 2014 reflect the historical operations of our former Power Generation business as discontinued operations. See Note 2 for further information regarding the spin-off of BWE. The discussions in this quarterly report are presented on the basis of continuing operations, unless otherwise stated.

Special Charges for Restructuring Activities

In 2014, we began certain initiatives aimed at driving margin improvement in our Nuclear Energy segment. The cost savings from these initiatives are expected to make our product and service offerings more cost-competitive through both direct and overhead cost reductions, allowing us to more aggressively pursue new business opportunities and other initiatives to increase stockholder value. We incurred $0.7 million and $8.5 million of costs associated with these initiatives for the nine months ended September 30, 2015 and 2014, respectively.

In addition, in the nine months ended September 30, 2015 and 2014, we incurred $15.9 million and $8.2 million of costs associated with the restructuring of our mPower program. The 2015 amount relates to asset impairments as a result of the significant adverse changes in the business prospects of the mPower program. In the nine months ended September 30, 2014, we incurred $0.4 million of costs associated with the restructuring of our Technical Services segment.

Critical Accounting Policies and Estimates

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 10-K. There have been no material changes to our policies during the nine months ended September 30, 2015.

Accounting for Contracts

As of September 30, 2015, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the nine months ended September 30, 2015 and 2014, we recognized net changes in estimates related to long-term contracts accounted for on the percentage-of-completion basis, which increased operating income by approximately $14.5 million and $17.6 million, respectively.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 VS. THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

Selected financial highlights are presented in the table below:

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
	(in thousands)			(in thousands)
REVENUES:
Nuclear Operations	$303,304	$297,489	$5,815	$879,493	$877,141	$2,352
Technical Services	21,261	20,236	1,025	61,434	70,706	(9,272)
Nuclear Energy	34,927	21,529	13,398	113,350	114,236	(886)
Other	—	—	—	—	278	(278)
Adjustments and Eliminations	(522)	(1,902)	1,380	(2,685)	(7,105)	4,420

	$358,970	$337,352	$21,618	$1,051,592	$1,055,256	$(3,664)

OPERATING INCOME:
Nuclear Operations	$62,720	$61,893	$827	$191,877	$180,103	$11,774
Technical Services	8,340	4,951	3,389	15,475	34,818	(19,343)
Nuclear Energy	1,382	(6,698)	8,080	79	(4,627)	4,706
Other	(2,357)	(5,140)	2,783	(12,015)	(63,782)	51,767

	$70,085	$55,006	$15,079	$195,416	$146,512	$48,904

Unallocated Corporate	(4,847)	(5,286)	439	(20,052)	(13,569)	(6,483)
Income Related to Litigation Proceeds	65,728	—	65,728	65,728	—	65,728
Special Charges for Restructuring Activities	—	(5,922)	5,922	(16,608)	(17,059)	451
Cost to spin-off Power Generation business	—	—	—	(25,987)	—	(25,987)
Mark to Market Adjustment	—	(9,067)	9,067	(2,161)	(9,067)	6,906

Total Operating Income	$130,966	$34,731	$96,235	$196,336	$106,817	$89,519

Consolidated Results of Operations

Three months ended September 30, 2015 vs. 2014

Consolidated revenues increased 6.4%, or $21.6 million, to $359.0 million in the three months ended September 30, 2015 compared to $337.4 million for the corresponding period in 2014. The Nuclear Energy segment experienced a $13.4 million increase in revenues in addition to increased revenues in our Nuclear Operations and Technical Services segments totaling $5.8 million and $1.0 million, respectively.

Consolidated operating income increased $96.2 million to $131.0 million in the three months ended September 30, 2015 from $34.7 million for the corresponding period of 2014. The increase was primarily driven by $65.7 million of income related to litigation proceeds as well as improvements in our Nuclear Energy, Technical Services, Nuclear Operations and Other segments of $8.1 million, $3.4 million, $0.8 million and $2.8 million, respectively. We also incurred a decrease in special charges for restructuring activities, which are now largely complete, of $5.9 million and recognized a Mark to Market Adjustment of $9.1 million in the corresponding period of the prior year.

Nine months ended September 30, 2015 vs. 2014

Consolidated revenues totaled $1,051.6 million in the nine months ended September 30, 2015 and were relatively unchanged compared to $1,055.3 million in the corresponding period of 2014.

Consolidated operating income increased $89.5 million to $196.3 million in the nine months ended September 30, 2015 from $106.8 million for the corresponding period of 2014. The increase was primarily driven by $65.7 million of income related to litigation proceeds. Operating income in our Nuclear Operations, Nuclear Energy and Other segments increased $11.8 million, $4.7 million and $51.8 million, respectively, which were partially offset by decreased operating income in our Technical Services segment of $19.3 million. We also incurred costs to spin-off our former Power Generation business totaling $26.0 million and recognized a Mark to Market Adjustment of $2.2 million in the nine month period ended September 30, 2015 compared to a $9.1 million Mark to Market Adjustment in the corresponding period of the prior year.

Nuclear Operations

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
	(in thousands)			(in thousands)
Revenues	$303,304	$297,489	$5,815	$879,493	$877,141	$2,352
Operating Income	62,720	$61,893	827	191,877	180,103	11,774
% of Revenues	20.7%	20.8%		21.8%	20.5%

Three months ended September 30, 2015 vs. 2014

Revenues increased 2.0%, or $5.8 million, to $303.3 million in the three months ended September 30, 2015 compared to $297.5 million for the corresponding period of 2014. The increase was primarily attributable to higher production levels at our naval nuclear fuel and downblending operations of $6.5 million when compared to the corresponding period of the prior year.

Operating income increased $0.8 million to $62.7 million in the three months ended September 30, 2015 compared to $61.9 million in the corresponding period of 2014, which is consistent with the increase in revenue noted above.

Nine months ended September 30, 2015 vs. 2014

Revenues totaled $879.5 million in the nine months ended September 30, 2015 and were relatively unchanged compared to $877.1 million in the corresponding period of 2014 reflecting consistent activity on a year over year basis.

Operating income increased $11.8 million to $191.9 million in the nine months ended September 30, 2015 compared to $180.1 million in the corresponding period of 2014, primarily due to contract improvements related to both our manufacturing of nuclear components for U.S. Government programs and our naval nuclear fuel and downblending operations. We also recognized a $3.0 million benefit from the settlement of a property-related insurance claim during the nine months ended September 30, 2015.

Technical Services

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
	(in thousands)			(in thousands)
Revenues	$21,261	$20,236	$1,025	$61,434	$70,706	$(9,272)
Operating Income	8,340	4,951	3,389	15,475	34,818	(19,343)

Three months ended September 30, 2015 vs. 2014

Revenues totaled $21.3 million in the three months ended September 30, 2015 and were relatively unchanged when compared to $20.2 million for the corresponding period of 2014.

Operating income increased $3.4 million to $8.3 million in the three months ended September 30, 2015 compared to $5.0 million in the corresponding period of 2014 primarily attributable to improved fee performance at several of our sites as well as favorable billing rate adjustments compared to the prior year. This increase was partially offset by the loss of the Pantex and Y-12 contracts and the termination of our work scope for the American Centrifuge Program both of which occurred in 2014 and resulted in operating income decreases of $2.3 million when compared to the corresponding period of the prior year.

Nine months ended September 30, 2015 vs. 2014

Revenues decreased 13.1%, or $9.3 million, to $61.4 million in the nine months ended September 30, 2015 compared to $70.7 million for the corresponding period of 2014, primarily attributable to a $10.9 million decrease in specialty manufacturing associated with the termination of our work scope for the American Centrifuge Program that occurred during the second quarter of 2014.

Operating income decreased $19.3 million to $15.5 million in the nine months ended September 30, 2015 compared to $34.8 million in the corresponding period of 2014. This decrease was primarily attributable to the loss of the Pantex and Y-12 contracts in 2014, which resulted in a decrease in operating income of $21.6 when compared to the prior year period. In addition, the termination of our work scope for the American Centrifuge Program contributed $2.5 million to the decline in operating income. These declines were partially offset by improved fee performance at several of our other sites as well as favorable billing rate adjustments compared to the prior year.

Nuclear Energy

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
	(in thousands)			(in thousands)
Revenues	$34,927	$21,529	$13,398	$113,350	$114,236	$(886)
Operating Income	1,382	(6,698)	8,080	79	(4,627)	4,706
% of Revenues	4.0%	(31.1)%		0.1%	(4.1)%

Three months ended September 30, 2015 vs. 2014

Revenues increased 62.2%, or $13.4 million, to $34.9 million in the three months ended September 30, 2015 compared to $21.5 million in the corresponding period of 2014. This increase was primarily attributable to a $9.7 million increase in our nuclear services business attributable to outage work in both Canada and the United States as well as $5.3 million associated with higher manufacturing volume in our nuclear equipment business when compared to the corresponding 2014 period. These increases were partially offset by $1.9 million caused by the continued weakening of the Canadian Dollar when compared to the same period in 2014.

Operating income increased $8.1 million to $1.4 million in the three months ended September 30, 2015 compared to a loss of $6.7 million in the corresponding period of 2014, primarily attributable to improved performance in our nuclear services business totaling $5.9 million due to increased revenue and lower fixed cost resulting from the margin improvement initiatives that began in 2014. Selling, general and administrative expenses also decreased by $1.0 million compared to the same period in 2014 primarily due to the same initiatives.

Nine months ended September 30, 2015 vs. 2014

Revenues decreased 0.8%, or $0.9 million, to $113.4 million in the nine months ended September 30, 2015 compared to $114.2 million in the corresponding period of 2014. The translation of our Canadian Dollar denominated contracts into U.S. Dollars had a $10.1 million impact on revenue when compared to the same period of the prior year. The disposal of our Nuclear Projects business in the second quarter of 2014 also contributed to a decline in revenue of $8.3 million. These decreases were partially offset by an increase in volume of $18.0 million attributable to our nuclear services business in both the United States and Canada.

Operating income increased $4.7 million to $0.1 million in the nine months ended September 30, 2015 compared to a loss of $4.6 million in the corresponding period of 2014. The increase in nuclear services revenue noted above and lower fixed cost resulting from the margin improvement initiatives that began in the prior year resulted in an operating income improvement of $8.9 million. These increases were partially offset by lower volume and unfavorable contract performance in our nuclear equipment business.

Other

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
	(in thousands)			(in thousands)
Revenues	$—	$—	$—	$—	$278	$(278)
Operating Income	(2,357)	(5,140)	2,783	(12,015)	(63,782)	51,767

Three months ended September 30, 2015 vs. 2014

Operating income increased $2.8 million to a loss of $2.4 million in the three months ended September 30, 2015 compared to a loss of $5.1 million in the corresponding period of 2014, due to the slowing pace of development related to our previously announced plans to restructure the mPower program. Research and development activities decreased $7.4 million, which was partially offset by a $5.6 million decline in reimbursements from the DOE under its Small Modular Reactor Licensing Technical Support Program related to the development of the mPower™ reactor design. At this time, the latest extension to the Cooperative Agreement has expired and the DOE funding has been suspended. Selling, general and administrative expenses also decreased by $0.8 million compared to the same period in 2014 primarily due to the restructuring of our mPower program to focus on technology development.

Nine months ended September 30, 2015 vs. 2014

Operating income increased $51.8 million to a loss of $12.0 million in the nine months ended September 30, 2015 compared to a loss of $63.8 million in the corresponding period of 2014, due to our previously announced plans to restructure the mPower program to focus on technology development. Research and development activities decreased $65.9 million, which was partially offset by a $25.4 million decline in reimbursements from the DOE under its Small Modular Reactor Licensing Technical Support Program related to the development of the mPower™ reactor design. At this time, the latest extension to the Cooperative Agreement has expired and the DOE funding has been suspended. Selling, general and administrative expenses also decreased by $10.4 million compared to the same period in 2014 primarily due to the restructuring of our mPower program to focus on technology development.

Unallocated Corporate

Unallocated corporate expenses of $4.8 million were largely unchanged for the three months ended September 30, 2015, as compared to $5.3 million for the corresponding period in 2014. Unallocated corporate expenses increased $6.5 million to $20.1 million for the nine months ended September 30, 2015, as compared to $13.6 million for the corresponding period in 2014, mainly related to favorable healthcare costs experienced in the prior year period.

Unallocated corporate expenses through September 30, 2015 include certain expenses that were incurred to manage and provide corporate support of a larger consolidated group prior to the spin-off of the Power Generation business. General corporate overhead expenses that are not specifically identifiable with our former Power Generation business are reflected as part of continuing operations for the historical financial statements. We expect unallocated corporate expense to be approximately $15 to $20 million on an annual basis subsequent to the spin-off of the Power Generation business.

Special Charges for Restructuring Activities

Operating income for the nine months ended September 30, 2015 included special charges for restructuring activities totaling $16.6 million, primarily related to asset impairments recognized as a result of the significant adverse changes in the business prospects of the mPower program. Our restructuring activities are now largely complete and we do not anticipate significant future expenditures.

Operating income for the three and nine months ended September 30, 2014 included special charges for restructuring activities totaling $5.9 million and $17.1 million, respectively, primarily related to termination benefits, consulting costs and facility costs related to our mPower restructuring and Nuclear Energy margin improvement initiatives.

Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
	(in thousands)			(in thousands)
Income from Continuing Operations before Provision for Income Taxes	$158,097	$50,607	$107,490	$216,856	$121,482	$95,374
Income Tax Provision	$51,589	$10,853	$40,736	$76,789	$27,395	$49,394
Effective Tax Rate	32.6%	21.4%		35.4%	22.6%

We primarily operate in the United States and Canada. Beginning in the second quarter of 2015, we began recognizing our consolidated income tax provision based on the U.S. federal statutory rate of 35% due to the presumed repatriation of our Canadian earnings.

Our effective tax rate for the three month period ended September 30, 2015 was approximately 32.6% as compared to 21.4% for the three month period ended September 30, 2014. The effective tax rate for the three month period ended September 30, 2015 was impacted primarily by the remeasurement of uncertain tax positions as a result of the close of a previously ongoing IRS audit as well as adjustments related to the filing of our 2014 U.S. tax return. The effective tax rate for the three months ended September 30, 2014 was lower due to the $18.6 million gain from the exchange of our USEC investment for which the related tax provision was offset by the reversal of a previously established valuation allowance related to the prior impairments of the USEC investment.

Our effective tax rate for the nine month period ended September 30, 2015 was approximately 35.4% as compared to 22.6% for the nine month period ended September 30, 2014. Our effective tax rate for the nine months ended September 30, 2015 was impacted by the spin-off of our former Power Generation business. Specifically, we recognized $3.8 million of tax provision for the nine months ended September 30, 2015 due to the change in our tax footprint associated with the spin-off, resulting in revaluations of deferred tax assets and liabilities as well as the need to recognize tax provision on our global earnings at our U.S. federal rate due to the likely repatriation of future foreign earnings. These amounts were offset by the remeasurement of uncertain tax positions and adjustments related to the filing of our 2014 tax return discussed above. The effective tax rates for the nine months ended September 30, 2014 was lower due to the impact of an increase in benefits from amended federal manufacturing deductions and the receipt of a favorable ruling from the Internal Revenue Service that retroactively reduced the U.S. tax owed on income from certain of our foreign joint ventures. In addition, the effective tax rates for the nine months ended September 30, 2014 was lower due to the $18.6 million gain from the exchange of our USEC investment for which the related tax provision was offset by the reversal of a previously established valuation allowance related to the prior impairments of the USEC investment.

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

	September 30,	December 31,
	2015	2014
	(Unaudited)
	(In millions)
Nuclear Operations	$2,452	$2,778
Technical Services	6	3
Nuclear Energy	342	264

Total Backlog	$2,800	$3,045

Of the September 30, 2015 backlog, we expect to recognize revenues as follows:

	2015	2016	Thereafter	Total
	(Unaudited)
	(In approximate millions)
Nuclear Operations	$284	$859	$1,309	$2,452
Technical Services	6	—	—	6
Nuclear Energy	38	128	176	342

Total Backlog	$328	$987	$1,485	$2,800

At September 30, 2015, Nuclear Operations backlog with the U.S. Government was $2.4 billion, of which $175.9 million had not yet been funded.

At September 30, 2015, Technical Services backlog with the U.S. Government was $5.5 million, all of which was funded.

At September 30, 2015, Nuclear Energy had no backlog with the U.S. Government.

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

The Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. BWXT is also required to make quarterly amortization payments on the term loan portion of the Credit Agreement in an amount equal to 1.25% of the aggregate principal amount of the term loan facility that is utilized beginning in the first quarter of 2016. BWXT may prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements.

Loans outstanding under the Credit Agreement bear interest at BWXT’s option at either the LIBOR rate plus a margin ranging from 1.25% to 1.75% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month LIBOR rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 0.75% per year. Starting on the closing date of the Credit Agreement, we are charged a commitment fee on the unused portions of the revolving credit facility and term loan facility, and that fee varies between 0.150% and 0.250% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.75% and 1.05% per year is charged with respect to the amount of each performance letter of credit issued under the Credit Agreement. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on BWXT’s leverage ratio. Upon the closing of the Credit Agreement, BWXT paid certain upfront fees to the lenders thereunder, and paid arrangement and other fees to the arrangers and agents of the Credit Agreement. At September 30, 2015, borrowings outstanding totaled $300.0 million and $0.0 million under our term loan and revolving line of credit, respectively, and letters of credit issued under the Credit Agreement totaled $69.9 million. As a result, we had $530.1 million available for borrowings or to meet letter of credit requirements as of September 30, 2015, excluding the additional $250 million available to us for term loan, revolving credit borrowings and letter of credit commitments.

Based on the current credit ratings of the Credit Agreement, the applicable margin for Eurocurrency rate loans is 1.375%, the applicable margin for base rate loans is 0.375%, the letter of credit fee for financial letters of credit is 1.375%, the letter of credit fee for performance letters of credit is 0.825%, and the commitment fee for unused portions of the Credit Agreement is 0.175%. The Credit Agreement does not have a floor for the base rate or the Eurocurrency rate. As of September 30, 2015, the interest rate on borrowings under our Credit Agreement was 1.57%.

The Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which ratio may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales.

The Credit Agreement generally includes customary events of default for a secured credit facility, some of which allow for an opportunity to cure. If an event of default relating to bankruptcy or other insolvency events with respect to BWXT occurs under the Credit Agreement, all obligations under the Credit Agreement will immediately become due and payable. If any other event of default exists under the Credit Agreement, the lenders will be permitted to accelerate the maturity of the obligations outstanding under the Credit Agreement. If any event of default occurs under the Credit Agreement, the lenders will be permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral.

If any default occurs under the Credit Agreement, or if BWXT is unable to make any of the representations and warranties in the Credit Agreement, BWXT will be unable to borrow funds or have letters of credit issued under the Credit Agreement.

Long-term Benefit Obligations

Our unfunded pension and postretirement benefit obligations totaled $332.8 million at September 30, 2015. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. We expect to make contributions of approximately $4 million for the remainder of 2015 primarily related to our foreign pension plans and postretirement plans.

Other

Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014
	(In thousands)
Domestic	$153,364	$159,770
Foreign	11,141	29,853

Total	$164,505	$189,623

We expect cash on hand, cash flow from operations and borrowing capacity under the Credit Agreement to be sufficient to meet our liquidity needs for the next twelve months.

Our working capital decreased by approximately $21.5 million to $327.3 million at September 30, 2015 from $348.8 million at December 31, 2014, attributable to a decrease in net contracts in progress associated with cash receipts in our Nuclear Operations segment which was partially offset by the timing of accounts payable and accrued employee benefit payments.

Our net cash provided by operations was $238.9 million in the nine months ended September 30, 2015, compared to cash used in operations of $85.2 million for the nine months ended September 30, 2014. This increase in cash provided by operations was largely attributable to a $94.8 million payment received in connection with the ANI legal judgment as discussed further in Note 5 to our condensed consolidated financial statements, as well as improved project cash flows and working capital in relation to the prior year period.

Our net cash used in investing activities decreased by $120.4 million to $54.8 million in the nine months ended September 30, 2015 from cash used in investing activities of $175.2 million in the nine months ended September 30, 2014. The higher cash used in investing activities in 2014 was primarily attributable to the prior year acquisition of MEGTEC associated with our former Power Generation business.

Our net cash used in financing activities was $355.0 million in the nine months ended September 30, 2015, compared to cash provided by financing activities of $119.1 million for the nine months ended September 30, 2014. This increase in net cash used in financing activities was primarily attributable to cash divested in connection with the spin-off of our former Power Generation business. In addition, we borrowed less from our credit facility and repurchased fewer common shares during the 2015 period as compared to the prior year period.

At September 30, 2015, we had restricted cash and cash equivalents totaling $20.1 million, $2.7 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets) and $17.4 million of which was held to meet reinsurance reserve requirements of our captive insurer.

At September 30, 2015, we had investments with a fair value of $8.6 million. Our investment portfolio consists primarily of investments in corporate bonds, equities and highly liquid money market instruments. Our investments are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2014 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief

Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2012, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended September 30, 2015. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
July 1, 2015 – July 31, 2015	101,097	$24.88	—	$346.6
August 1, 2015 – August 31, 2015	266,792	$25.93	258,000	$340.0
September 1, 2015 – September 30, 2015	442,205	$25.83	441,000	$328.5

Total	810,094	$25.74	699,000

(1)	Includes 101,097 shares, 8,792 shares and 1,205 shares repurchased during July, August, and September, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)	On May 7, 2013, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million. On February 26, 2014, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million. The February 2014 authorization was in addition to the $250 million share repurchase amount authorized in May 2013. We may repurchase shares in the open market using the additional repurchase amounts authorized in May 2013 and February 2014 during a two-year period that expires on December 10, 2015 for the May 2013 authorization and February 25, 2016 for the February 2014 authorization. On November 4, 2015, we also announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $300 million during a two-year period from February 26, 2016 to February 26, 2018.

Item 6. Exhibits

Exhibit 2.1* - Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and BWXT (formerly The Babcock & Wilcox Company) (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

Exhibit 2.2* - Master Separation Agreement, dated as of June 8, 2015, between BWXT (formerly The Babcock & Wilcox Company) and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to BWXT’s Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

Exhibit 3.1* - Restated Certificate of Incorporation of BWXT (formerly The Babcock & Wilcox Company) (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

Exhibit 3.2 - Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to BWXT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

Exhibit 3.3* - Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to BWXT’s Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

Exhibit 10.1*+ - 2010 Long-Term Incentive Plan of BWX Technologies, Inc. as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.9 to BWXT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658).

Exhibit 10.2*+ - BWX Technologies, Inc. Executive Incentive Compensation Plan as amended & Restated July 1, 2015 (incorporated by reference to Exhibit 10.10 to BWXT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658).

Exhibit 10.3*+ - BWX Technologies, Inc. Executive Severance Plan amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.11 to BWXT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658).

Exhibit 10.4*+ - Supplemental Executive Retirement Plan of BWX Technologies, Inc. as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.12 to BWXT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658).

Exhibit 10.5*+ - BWX Technologies, Inc. Defined Contribution Restoration Plan as amended and restated effective July 1, 2015 (incorporated by reference to Exhibit 10.13 to BWXT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658).

Exhibit 10.6*+ - Form of Director and Officer Indemnification Agreement entered into between BWX Technologies, Inc. and each of its directors and selected officers (incorporated by reference to Exhibit 10.15 to BWXT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658).

Exhibit 10.7+ - Form of Change In Control Agreement between BWX Technologies, Inc. and selected officers (other than Mr. Geveden).

Exhibit 10.8*+ - Form of Change In Control Agreement between Rex D. Geveden and BWX Technologies, Inc. (incorporated by reference to Exhibit 10.1 to BWXT’s Current Report on Form 8-K filed with the SEC on October 7, 2015 (File No. 1-34658)).

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
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized
Representative)

November 4, 2015

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and BWXT (formerly The Babcock & Wilcox Company) (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

2.2*	Master Separation Agreement, dated as of June 8, 2015, between BWXT (formerly The Babcock & Wilcox Company) and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to BWXT’s Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

3.1*	Restated Certificate of Incorporation of BWXT (formerly The Babcock & Wilcox Company) (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to BWXT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

3.3*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to BWXT’s Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

10.1*+	2010 Long-Term Incentive Plan of BWX Technologies, Inc. as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.9 to BWXT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658).

10.2*+	BWX Technologies, Inc. Executive Incentive Compensation Plan as amended & Restated July 1, 2015 (incorporated by reference to Exhibit 10.10 to BWXT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658).

10.3*+	BWX Technologies, Inc. Executive Severance Plan amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.11 to BWXT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658).

10.4*+	Supplemental Executive Retirement Plan of BWX Technologies, Inc. as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.12 to BWXT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658).

10.5*+	BWX Technologies, Inc. Defined Contribution Restoration Plan as amended and restated effective July 1, 2015 (incorporated by reference to Exhibit 10.13 to BWXT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658).

10.6*+	Form of Director and Officer Indemnification Agreement entered into between BWX Technologies, Inc. and each of its directors and selected officers (incorporated by reference to Exhibit 10.15 to BWXT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658).

10.7+	Form of Change In Control Agreement between BWX Technologies, Inc. and selected officers (other than Mr. Geveden).

10.8*+	Form of Change In Control Agreement between Rex D. Geveden and BWX Technologies, Inc. (incorporated by reference to Exhibit 10.1 to BWXT’s Current Report on Form 8-K filed with the SEC on October 7, 2015 (File No. 1-34658)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.
+	Management contract or compensatory plan or arrangement.