Form 10-K
period 2015-12-31
BWX Technologies, Inc.
filed 2016-02-24
CIK 1486957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2015) was approximately $2.5 billion.

The number of shares of the registrant’s common stock outstanding at January 31, 2016 was 104,790,857.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

BWX TECHNOLOGIES, INC.

INDEX – FORM 10-K

i

ii

Statements we make in this Annual Report on Form 10-K, which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Items 1 and 1A of Part I of this report. In this annual report on Form 10-K, unless the context otherwise indicates, “we,” “us” and “our” mean BWX Technologies, Inc. (“BWXT” or “Company”) and its consolidated subsidiaries.

PART I

Item 1.	BUSINESS

General

BWX Technologies, Inc. (“BWXT” or the “Company”) (formerly known as The Babcock & Wilcox Company) is a specialty manufacturer of nuclear components and a service provider with an operating history of more than 100 years. Our core businesses focus on the design, engineering and manufacture of precision naval nuclear components, reactors and nuclear fuel for the U.S. Government. We also provide uranium processing and environmental site restoration services, as well as a variety of products and services to customers in the nuclear power industry. While we provide a wide range of products and services, our business segments are heavily focused on major projects. At any given time, a relatively small number of projects can represent a significant part of our operations.

On June 30, 2015, we completed the spin-off of our former Power Generation business (the “spin-off”) into an independent, publicly traded company named Babcock & Wilcox Enterprises, Inc. (“BWE”). The separation was effected through a pro rata distribution of 100% of BWE’s common stock to BWXT’s stockholders. The distribution consisted of one share of BWE common stock for every two shares of BWXT common stock to holders of our common stock on June 18, 2015. Cash was paid in lieu of any fractional shares of BWE common stock. BWXT did not retain any ownership interest in BWE following the spin-off. Concurrent with the spin-off, we changed our name to BWX Technologies, Inc. Our common stock is listed on the New York Stock Exchange under the trading symbol BWXT.

Prior to June 30, 2015, we completed an internal restructuring that reorganized the subsidiaries involved in our former Power Generation business and established BWE as the direct or indirect parent company of all those subsidiaries. The results of operations of our former Power Generation business are presented as discontinued operations on the consolidated statements of income. We have presented the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.

Business Segments

We operate in three reportable segments: Nuclear Operations, Technical Services and Nuclear Energy. Prior to 2015, our mPower business was a separate reportable segment. In accordance with FASB Topic Segment Reporting, mPower no longer meets the quantitative threshold criteria to be considered a reportable segment and is now included in our “Other” category. This change in reportable segments had no impact on our previously reported results of operations, financial condition or cash flows. We have applied these changes in reportable segments to previously reported historical financial information and related disclosures included in this report.

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

The demand for nuclear components by the U.S. Government determines a substantial portion of this segment’s backlog. We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future.

Technical Services

Through this segment, we provide various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided primarily to the DOE including the NNSA, the Office of Nuclear Energy, the Office of Science, and the Office of Environmental Management; the Department of Defense and the National Aeronautics and Space Administration (“NASA”).

This segment’s principal operations include:

•	managing and operating nuclear weapons production facilities;

•	managing and operating environmental management sites;

•	managing spent nuclear fuel and transuranic waste for the DOE;

•	providing critical skills and resources for DOE sites; and

•	managing and operating space flight hardware and test facilities for NASA.

Our Technical Services segment’s overall activity primarily depends on authorized spending levels of the DOE including the NNSA, the Office of Nuclear Energy, the Office of Science, and the Office of Environmental Management; the Department of Defense and NASA. We manage and operate complex, high-consequence nuclear and national security operations for the DOE and the NNSA, primarily through our joint ventures, as further discussed under the caption “Joint Ventures” below.

Nuclear Energy

Through this segment, we design, license, manufacture and deliver commercial nuclear steam generators, pressure vessels, reactor components, heat exchangers and other auxiliary equipment, including containers for the storage of spent nuclear fuel. This segment is also a significant supplier to nuclear power utilities undergoing major refurbishment projects and has supplied over 300 pressurized water reactor steam generators worldwide, as well as other critical plant components. In addition, this segment offers a full spectrum of services for steam generators and balance of plant equipment, as well as nondestructive examination and tooling/repair solutions for other plant systems and components. This segment also offers engineering and licensing services for new nuclear plant designs. Our in-depth knowledge comes from over 50 years of experience in the design, manufacturing, commissioning and service of nuclear power generation equipment.

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

Our Nuclear Energy segment’s overall activity primarily depends on the demand and competitiveness of nuclear energy. A significant portion of our Nuclear Energy segment’s operations depend on the timing of maintenance outages, primarily in the Canadian market, and the cyclical nature of capital expenditures and major refurbishments for nuclear utility customers, which could cause variability in our financial results.

Special Charges for Restructuring Activities

We launched the Global Competitiveness Initiative (“GCI”) in the third quarter of 2012 to enhance competitiveness, better position BWXT for growth and improve profitability. We identified a wide range of cost reduction activities, including operational and functional efficiency improvements, organizational design changes and manufacturing optimization. We continued to focus on structural changes in our Nuclear Energy segment’s operating model to drive significant margin improvement and we expect these initiatives, in conjunction with our GCI initiatives, to allow us to achieve a 10% operating margin in our Nuclear Energy segment by the end of 2016. These programs were substantially complete as of June 30, 2015. In order to achieve these savings, we incurred total restructuring charges (cash and non-cash) of $0.7 million, $9.9 million and $21.3 million in the years ended December 31, 2015, 2014 and 2013, respectively.

In addition, during the second quarter of 2014, we announced our plans to restructure our mPower small modular reactor program to reduce spending and focus on technology development and subsequently slowed the pace of development. In the year ended December 31, 2015, we incurred $15.9 million of costs associated with the restructuring of our mPower program. In the year ended December 31, 2014, we incurred $10.6 million and $0.4 million of costs associated with the restructuring of our mPower program and our Technical Services segment, respectively.

Dispositions

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

Contracts

We execute our contracts through a variety of methods, including fixed-price incentive fee, cost-plus, target price cost incentive, cost-reimbursable, fixed-price or some combination of these methods. We generally recognize our contract revenues and related costs on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates regularly as the work progresses and reflect adjustments in profit proportionate to the percentage of completion in the period when we revise those estimates. To the extent that these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material.

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

Nuclear Operations

The majority of the revenue generated by this segment is from long-term contracts with the DOE/NNSA’s Naval Nuclear Propulsion Program. Unless otherwise specified in a contract, allowable and allocable costs are billed to contracts with the U.S. Government in accordance with Federal Acquisition Regulation (“FAR”) and the related United States Government Cost Accounting Standards (“CAS”). Examples of costs that may be incurred by us and not billable to the U.S. Government in accordance with the requirements of the FAR and CAS regulations include, but are not limited to, unallowable employee compensation and benefit costs, lobbying costs, interest, certain legal costs and charitable donations.

Most of our contracts in this segment are fixed-price incentive fee contracts which provide for reimbursement of allowable costs incurred plus a fee and generally require that we use our best efforts to accomplish the scope of the work within some specified time and stated dollar limitation. Fees can be fixed in terms of dollar value or percentage of costs. Award and incentive fees are determined and earned based on customer evaluation of our performance against negotiated criteria, primarily related to cost, and are intended to provide motivation for excellence in contract performance. Incentive fees that are based on cost provide for an initially negotiated fee to be adjusted later, typically using a formula to measure performance against the associated criteria, based on the relationship of total allowable costs to total target costs. Award and incentive fees that can reasonably be estimated and are deemed reasonably assured are recorded over the performance period of the contract.

Certain of our U.S. Government contracts span one or more base years and multiple option years. The U.S. Government generally has the right not to exercise option periods and may not exercise an option period for various reasons including, but not limited to, annual funding determinations. In addition, contracts between the

U.S. Government and its prime contractors usually contain standard provisions for termination at the convenience of the U.S. Government or the prime contractor. As a U.S. Government contractor, we are subject to federal regulations under which our right to receive future awards of new federal contracts would be unilaterally suspended or barred if we were convicted of a crime or indicted based on allegations of a violation of specific federal statutes. In addition, some of our contracts with the U.S. Government require us to provide advance notice in connection with any contemplated sale or shut down of the relevant facility. In each of those situations, the U.S. Government has an exclusive right to negotiate a mutually acceptable purchase of the facility.

Technical Services

This segment’s principal operations include the management and operation of nuclear weapons production facilities, environmental management sites and the management of spent nuclear fuel and transuranic waste for the DOE. These activities are primarily accomplished through our participation in joint ventures with other contractors as further discussed under the caption “Joint Ventures” below.

The contracts for the management and operation of U.S. Government facilities are awarded through a complex and protracted procurement process. These contracts are generally structured as five-year contracts with five-year renewal options, which are exercisable by the customer, or include provisions whereby the contract durations can be extended as a result of the achievement of certain performance metrics. These are cost-reimbursement contracts with a U.S. Government credit line with some corporate-funded working capital required. However, many new contracts currently in the bidding process and recently awarded have a different structure. While such contracts remain cost-reimbursement contracts, the contractor may be required to supply working capital and be reimbursed by the U.S. Government through regular invoicing. These contracts include a fee that is primarily based on performance, which is evaluated annually.

Nuclear Energy

Contracts in this segment are usually awarded through a competitive bid process. Factors that customers may consider include price, plant or equipment availability, technical capabilities of equipment and personnel, efficiency, safety record and reputation. The majority of these contracts are fixed-price contracts in which the specified scope of work is agreed to for a pre-determined price that is generally not subject to adjustment regardless of costs incurred by the contractor unless changes in scope are authorized by the customer. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work.

Our arrangements with customers may require us to provide letters of credit, bid and performance bonds or guarantees to secure bids or performance under contracts, which may involve significant amounts for contract security.

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

Our backlog at December 31, 2015 and 2014 was as follows:

	December 31,		December 31,
	2015		2014
	(Dollars in millions)
Nuclear Operations	$2,311	87%	$2,778	91%
Technical Services	4	0%	3	0%
Nuclear Energy	335	13%	264	9%

Total Backlog	$2,650	100%	$3,045	100%

We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are primarily included in our Technical Services segment. See Note 3 to our consolidated financial statements included in this report for financial information on our equity method investments.

Of the December 31, 2015 backlog, we expect to recognize revenues as follows:

	2016	2017	Thereafter	Total
	(In approximate millions)
Nuclear Operations	$894	$637	$780	$2,311
Technical Services	4	—	—	4
Nuclear Energy	145	133	57	335

Total Backlog	$1,043	$770	$837	$2,650

As of December 31, 2015, Nuclear Operations backlog with the U.S. Government was $2,310.6 million, of which $232.1 million had not yet been funded.

As of December 31, 2015, Technical Services backlog with the U.S. Government was $3.6 million, all of which was fully funded.

As of December 31, 2015, Nuclear Energy had no backlog with the U.S. Government.

Major new awards from the U.S. Government are typically received following congressional approval of the budget for the government’s next fiscal year, which starts October 1, and may not be awarded to us before the end of the calendar year. Due to the fact that most contracts awarded by the U.S. Government are subject to these annual funding approvals, the total values of the underlying programs are significantly larger. Awards anticipated in the fourth quarter of 2015 have been delayed until 2016 due to ongoing contract negotiations with the U.S. Government.

Competition

The competitive environments in which each segment operates are described below.

Nuclear Operations. We have specialized technical capabilities that have allowed us to be a valued supplier of nuclear components and fuel for the U.S. Government’s naval nuclear fleet since the 1950s. Because of the technical and regulatory standards required to meet U.S. Government contracting requirements for nuclear components and the barriers to entry present in this type of environment, competition in this segment is limited. The primary bases of limited competition for this segment are price, high capital investment, technical capabilities, high regulatory licensing costs and quality of products and services.

Technical Services. Through this segment, we are engaged in the management and operation of U.S. Government facilities and the delivery of environmental remediation services (decontamination and decommissioning) associated with U.S. Government-owned nuclear facilities. Many of our government contracts are bid as a joint venture with one or more companies, in which we have a majority or a minority position. The performance of the prime or lead contractor can impact our reputation and our future competitive position with respect to that particular project and customer. Our primary competitors in the delivery of goods and services to the U.S. Government and the operation of U.S. Government facilities include Bechtel National, Inc., AECOM, CH2M, Fluor Corporation, Lockheed Martin Corporation, Jacobs Engineering Group, Inc., Northrop Grumman Corporation and Honeywell International, Inc. The primary bases of competition for this segment are experience, past performance, availability of key personnel and technical capabilities.

Nuclear Energy. Our Nuclear Energy segment supplies commercial nuclear steam generators and components. BWXT has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. This segment is the only commercial heavy nuclear component manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering and maintenance services, including services for plant outages. Through this segment, we compete with a number of companies specializing in nuclear capabilities including AREVA Inc., Chicago Bridge & Iron Company N.V. and Westinghouse Electric Corporation. The primary bases of competition for this segment are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.

Joint Ventures

We share in the ownership of a variety of entities with third parties, primarily through corporations, limited liability companies and partnerships, which we refer to as “joint ventures.” Through several joint venture arrangements, our Technical Services segment manages and operates nuclear facilities and associated plant infrastructure, manufactures components and assembles/dismantles nuclear devices, constructs large capital facilities, provides safeguards and security for inventory and assets, supports and conducts research and development for advanced energy technology and manages environmental programs for the DOE and the NNSA. We generally account for our investments in joint ventures under the equity method of accounting. Certain of our Technical Services segment unconsolidated joint ventures are described below.

•	Los Alamos National Laboratory. Since 2006, Los Alamos National Security, LLC, a limited liability company formed in 2005 with the University of California, Bechtel National, Inc., URS Corporation (an AECOM company) and BWXT Government Group. Inc., has managed and operated the Los Alamos National Laboratory, a premier national security research institution, delivering scientific and engineering solutions for the nation’s most crucial and complex problems. Located in Los Alamos, New Mexico, the Los Alamos National Laboratory conducts ongoing research and development on the measures necessary for certifying the safety and reliability of nuclear devices without the use of nuclear testing for the U.S. Government.

•	Lawrence Livermore National Laboratory. Lawrence Livermore National Security, LLC, a limited liability company formed in 2006 with the University of California, Bechtel National, Inc., URS Corporation (an AECOM company) and BWXT Government Group. Inc., manages and operates Lawrence Livermore National Laboratory located in Livermore, California. The laboratory serves as a national resource in science and engineering, focused on national security, energy, the environment and bioscience, with special responsibility for nuclear devices.

•	Savannah River Liquid Waste Disposition Program. In July 2009, Savannah River Remediation LLC, a limited liability company formed by URS Corporation (an AECOM company), Bechtel National, Inc., CH2M Hill Constructors, Inc. and BWXT Technical Services Group, Inc. (“BWXT TSG”) became the liquid waste contractor for the DOE’s Savannah River Site located in Aiken, South Carolina. The objective of this program is to achieve closure of the Savannah River Site liquid waste tanks in compliance with the Federal Facilities Agreement, utilizing the Defense Waste Processing Facility and Saltstone Facility.

•	Nevada National Security Site. National Security Technologies, LLC (“NSTec”), a limited liability company formed by Northrop Grumman Corporation, AECOM Technology Corporation, CH2M Hill and BWXT TSG, manages and operates the Nevada National Security Site and its related facilities and laboratories for the DOE. Located in Las Vegas, Nevada, NSTec works on projects for other federal agencies such as the Defense Threat Reduction Agency, the National Aeronautics and Space Administration, the U.S. Nuclear Regulatory Commission (the “NRC”), and the U.S. Air Force, Army and Navy. Missions include defense experimentation and stockpile stewardship, homeland security and defense applications and environmental management.

•	Portsmouth Gaseous Diffusion Plant D&D. Fluor- BWXT Portsmouth, LLC is a limited liability company formed by Fluor Federal Services, Inc. and BWXT TSG, to provide nuclear operations, decontamination and decommissioning services at the Portsmouth Gaseous Diffusion Plant in Portsmouth, Ohio.

•	Paducah and Portsmouth Gaseous Diffusion Plant Uranium Conversion Operations. BWXT Conversion Services, LLC is a limited liability company formed by BWXT TSG and URS Energy & Construction, Inc. (an AECOM company) to perform uranium conversion operations at the Paducah Gaseous Diffusion Plant in Paducah, Kentucky and the Portsmouth Gaseous Diffusion Plant in Ohio.

•	Advanced Mixed Waste Treatment Project (“AMWTP”). Idaho Treatment Group, LLC (“ITG”) is a limited liability company formed by BWXT TSG, URS Energy & Construction, Inc. (an AECOM company) and EnergySolutions Federal Services, Inc. ITG is responsible for management and operations at the DOE’s AMWTP located in Idaho Falls, Idaho. The purpose of the AMWTP is to safely process and dispose of transuranic waste and mixed low-level waste at the DOE’s Idaho Site Transuranic Storage Area while maintaining a fully operational facility.

•	West Valley Demonstration Project Phase I Decommissioning and Facility Disposition. CH2M Hill-BWXT West Valley, LLC is a limited liability company formed by CH2M Hill Constructors, Inc., BWXT TSG and Environmental Chemical Corporation. Services provided include project management and support services, site operations, maintenance, utilities, high-level waste canister relocation, facility disposition, waste tank farm management, NRC-licensed disposal area management, waste management and nuclear materials disposition and safeguards and security.

•	Waste Isolation Pilot Plant. Nuclear Waste Partnership, LLC is a limited liability company formed by URS Corporation (an AECOM company), BWXT TSG and Areva Federal Services, LLC as the major subcontractor that manages and operates DOE’s Waste Isolation Pilot Plant in Carlsbad, New Mexico.

•	Synergy Achieving Consolidated Operations & Maintenance (SACOM). Syncom Space Services, LLC is a limited liability company comprised of PAE Applied Technologies, LLC and BWXT Nuclear Operations Group, Inc. to provide facility operations and maintenance services for institutional and technical facilities, and perform test and manufacturing support services at two NASA facilities – the Stennis Space Center in Hancock County, Mississippi and the Michoud Assembly Facility in New Orleans, Louisiana.

Foreign Operations

We have Canadian operations in our Nuclear Energy segment which serve the North American and global electric utility, industrial power and global nuclear utility markets. The functional currency of these operations is not the U.S. dollar, and, as a result, we are subject to exchange rate fluctuations that impact our financial position, results of operations and cash flows. Revenue and operating income derived from Canadian operations, as well as the approximate percentages of our total segment revenues and total segment operating income, respectively, for each of the last three years were as follows (dollars in thousands):

	Revenues		Operating Income
	Amount	Percent	Amount	Percent
Year ended December 31, 2015	$119,575	8%	$16,461	6%
Year ended December 31, 2014	$110,986	8%	$86	0%
Year ended December 31, 2013	$160,531	10%	$31,961	14%

For additional information on the geographic distribution of our revenues, see Note 16 to our consolidated financial statements included in this report.

Customers

We provide our products and services to a diverse customer base, including the U.S. Government, utilities and other power producers. Our largest customer during the years ended December 31, 2015, 2014 and 2013 was the U.S. Government; U.S. Government contracts represented approximately 88%, 88% and 80% of our total consolidated revenues, respectively. No individual non-U.S. Government customer accounted for more than 5% of our consolidated revenues in the years ended December 31, 2015, 2014 or 2013.

The U.S. Government is the primary customer of our Nuclear Operations and Technical Services segments. Revenues from U.S. Government contracts comprised 99% of revenues for the years ended December 31, 2015, 2014 and 2013, respectively, in our Nuclear Operations segment. Revenues from U.S. Government contracts comprised 99%, 87% and 77% of revenues for the years ended December 31, 2015, 2014 and 2013, respectively, in our Technical Services segment.

Raw Materials and Suppliers

Our operations use raw materials, such as carbon and alloy steels in various forms and components and accessories for assembly, which are available from numerous sources. We generally purchase these raw materials and components as needed for individual contracts. Our Nuclear Energy segment does not depend on a single source of supply for any significant raw materials. Our Nuclear Operations segment relies on several single-source suppliers for materials used in its products. We believe these suppliers are reliable, and we and the U.S. Government expend significant effort to monitor and maintain the supplier base for our Nuclear Operations segment.

Although shortages of some raw materials have existed occasionally, no serious shortage exists at the present time.

Employees

At December 31, 2015, we employed approximately 5,300 persons worldwide. Approximately 1,000 of our employees were members of labor unions at December 31, 2015. Many of our operations are subject to union contracts, which we customarily renew periodically. We consider our relationships with our employees to be satisfactory.

Patents and Licenses

We currently hold a large number of U.S. and foreign patents and have patent applications pending. We acquire patents and technology licenses and grant licenses to others when we consider it advantageous for us to do so. Although in the aggregate our patents and licenses are important to us, we do not regard any single patent or license or group of related patents or licenses as critical or essential to our business as a whole. In general, we depend on our technological capabilities and the application of know-how, rather than patents and licenses, in the conduct of our various businesses.

Research and Development Activities

Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge the costs of research and development unrelated to specific contracts as incurred. Excluding customer-sponsored research and development, substantially all of these costs are related to our mPower program for the development of our BWXT mPower™ reactor and the associated power plant. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants.

Research and development activities totaled $38.2 million, $124.3 million and $179.2 million in the years ended December 31, 2015, 2014 and 2013, respectively. These activities include amounts paid for by our customers of $27.7 million, $41.7 million and $42.6 million, in the years ended December 2015, 2014 and 2013, respectively. Funds provided under a Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (the “Funding Program”) totaled $27.8 million and $78.4 million in the years ended December 31, 2014 and 2013, respectively. Amounts provided under the Funding Program in the year ended December 31, 2013, include $21.5 million of pre-award cost reimbursement, $9.7 million of which related to research and development costs incurred in the year ended December 31, 2012. We intend to continue working with the DOE to further the program. At this time, the latest extension to the Cooperative Agreement has expired and the DOE funding has been suspended. If a mutually agreeable plan is not identified, future amounts may not be made available to us under the Funding Program.

During the years ended December 31, 2014 and 2013, we recognized $5.8 million and $15.8 million, respectively, of non-cash in-kind research and development costs (included above) related to services contributed by our minority partner to Generation mPower LLC (“GmP”), our majority-owned subsidiary formed in 2011 to oversee the program to develop the small modular nuclear power plant based on BWXT mPower™ technology.

Hazard Risks and Insurance

Our operations present risks of injury to or death of people, loss of or damage to property and damage to the environment. We have created loss control systems to assist us in the identification and treatment of the hazard risks presented by our operations, and we endeavor to make sure these systems are effective.

As loss control measures will not always be successful, we seek to establish various means of funding losses and liability related to incidents or occurrences. We primarily seek to do this through contractual protections, including waivers of consequential damages, indemnities, caps on liability, liquidated damage provisions and access to the insurance of other parties. We also procure insurance, operate our own captive insurance company and/or establish funded or unfunded reserves. However, none of these methods will eliminate all risks.

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

Similarly, insurance for certain potential losses or liabilities may not be available or may only be available at a cost or on terms we consider not to be economical. Insurers frequently react to market losses by ceasing to write or severely limiting coverage for certain exposures. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, property losses from wind, flood and earthquake events, nuclear hazards and war, pollution liability, liabilities related to occupational health exposures (including asbestos), liability related to our executives participating in the management of certain outside entities, professional liability/errors and omissions coverage, the failure, misuse or unavailability of our information technology systems, the failure of security measures designed to protect our information technology systems from security breaches and liability related to risk of loss of our work in progress. In cases where we place insurance, we are subject to the credit worthiness of the relevant insurer(s), the available limits of the coverage, our retention under the relevant policy, exclusions in the policy and gaps in coverage.

Our operations in designing, engineering, manufacturing, constructing and servicing nuclear power equipment and components for our commercial nuclear utility customers subject us to various risks, including, without limitation, damage to our customers’ property and third-party claims for personal injury, environmental liability, death and property damage. To protect against liability for damage to a customer’s property, we endeavor to obtain waivers of liability and subrogation from the customer and its insurer and are usually named as an additional insured under the utility customer’s nuclear property policy. We also attempt to cap our overall liability in our contracts. To protect against liability from claims brought by third parties, we seek to be insured under the utility customer’s nuclear liability policies and have the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act. The Price-Anderson Act limits the public liability of U.S. manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of a certain amount. This amount is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where we provide environmental remediation services, we seek the same protection from our customers as we do for our other nuclear activities. The Price-Anderson Act, as amended, includes a sunset provision and requires renewal each time that it expires. Contracts that were entered into during a period of time that Price-Anderson was in full force and effect continue to receive the benefit of the Price-Anderson Act’s nuclear indemnity. The Price-Anderson Act is set to expire on December 31, 2025. We also provide nuclear fabrication and other services to the nuclear power industry in Canada. Canada’s Nuclear Liability Act generally conforms to international conventions and is conceptually similar to the Price-Anderson Act in the United States. Accordingly, indemnification protections and the possibility of exclusions under Canada’s Nuclear Liability Act are similar to those under the Price-Anderson Act in the United States.

We supply commercial nuclear equipment and services to certain customers in countries other than the United States and Canada that are party to international treaties and in countries that are not signatory to international treaties but have their own nuclear liability laws that in general, have regulations in place whereby nuclear operators are solely liable for nuclear damage claims, which would exclude nuclear suppliers from any such exposure. BWXT does retain some level of risk in the event of future changes to the legal landscape in these countries regarding international third-party nuclear liability.

In 2008, the United States ratified the Convention on Supplementary Compensation for Nuclear Damage (“CSC”) with the International Atomic Energy Agency. The CSC is an international treaty developed to create a global legal framework for allocating responsibility and assuring prompt and equitable compensation in the unlikely event of certain nuclear incidents. The ratification by the United States authorizes the Secretary of Energy to issue regulations establishing a retrospective risk pooling program whereby, in the event that the United States must make a contribution to the CSC international fund, United States nuclear suppliers, including BWXT, would pay the full cost of this contribution by the United States.

Although we do not own or operate any nuclear reactors, we have some coverage under commercially available nuclear liability and property insurance for our facilities that are currently licensed to possess special nuclear materials. Substantially all of our Nuclear Operations segment contracts involving nuclear materials are covered by and subject to the nuclear indemnity provisions of either the Price-Anderson Act or Public Law 85-804, which, among other things, authorizes the DOE to indemnify certain contractors when such acts would facilitate national defense. However, to the extent the value of the nuclear materials in our care, custody or control exceeds the commercially available limits of our insurance, we potentially have underinsured risk of loss for such nuclear material.

Our Technical Services segment participates in the management and operation of various U.S. Government facilities. This participation is customarily accomplished through the participation in joint ventures with other contractors for any given facility. These activities involve, among other things, handling nuclear devices and their components. Insurable liabilities arising from these sites are rarely protected by our or our partners’ corporate insurance programs. Instead, we rely on government contractual agreements, insurance purchased specifically for a site. The U.S. Government has historically fulfilled its contractual agreement to reimburse its contractors for covered claims, and we expect it to continue this process during our participation in the administration of these facilities. However, in most of these situations in which the U.S. Government is contractually obligated to pay, the payment obligation is subject to the availability of authorized government funds. The reimbursement obligation of the U.S. Government is also conditional, and provisions of the relevant contract or applicable law may preclude reimbursement.

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

Additionally, upon the February 22, 2006 effectiveness of the settlement relating to the Chapter 11 proceedings involving several of our subsidiaries, most of our subsidiaries contributed substantial insurance rights to the asbestos personal injury trust, including rights to (1) certain pre-1979 primary and excess insurance coverages and (2) certain of our 1979-1986 excess insurance coverage. These insurance rights provided coverage for, among other things, asbestos and other personal injury claims, subject to the terms and conditions of the policies. The contribution of these insurance rights was made in exchange for the agreement on the part of the representatives of the asbestos claimants, including the representative of future claimants, to the entry of a permanent injunction, pursuant to Section 524(g) of the U.S. Bankruptcy Code, to channel to the asbestos trust all asbestos-related general liability claims against our subsidiaries and former subsidiaries arising out of, resulting from or attributable to their operations, and the implementation of related releases and indemnification provisions protecting those subsidiaries and their affiliates from future liability for such claims. Although we are not aware of any significant, unresolved claims against our subsidiaries and former subsidiaries that are not subject to the channeling injunction and that relate to the periods during which such excess insurance coverage related, with the contribution of these insurance rights to the asbestos personal injury trust, it is possible that we could have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust. In conjunction with the spin-off of our former Power Generation business, claims and liabilities associated with these asbestos personal injury, property damage and indirect property damage claims have been expressly assumed by BWE pursuant to the master separation agreement between us and BWE.

Governmental Regulations and Environmental Matters

General

Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:

•	possessing and processing special nuclear materials;

•	workplace health and safety;

•	constructing and equipping electric power facilities;

•	currency conversions and repatriation;

•	taxation of foreign earnings; and

•	protecting the environment.

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

We are currently in the process of investigating and remediating some of our current and former operating sites. Although we have recorded reserves in connection with certain of these matters, due to the uncertainties associated with environmental remediation, there can be no assurance that the actual costs resulting from these remediation matters will not exceed the recorded reserves.

Our compliance with U.S. federal, state and local environmental control and protection regulations resulted in pretax charges of approximately $14.1 million, $13.2 million and $12.5 million in the years ended December 31, 2015, 2014 and 2013, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $0.7 million, $0.3 million and $1.1 million in the years ended December 31, 2015, 2014 and 2013, respectively. We expect to spend another $6.5 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future, but we anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial condition as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, we can provide no assurance that we will not incur significant environmental compliance costs in the future.

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

Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites. In 2002, Congress directed the United States Army Corps of Engineers (“Army Corps”) to clean up radioactive waste at the Shallow Land Disposal Area located in Parks Township, Armstrong County, Pennsylvania (the “SLDA”), consistent with the Memorandum of Understanding between the NRC and the Army Corps for Coordination on Cleanup and Decommissioning of the Formerly Utilized Sites Remedial Action Program Sites with NRC-Licensed Facilities, dated July 5, 2001 (the “MOU”). From 1961 to 1970, the SLDA was operated by the Nuclear Materials and Equipment Corporation (“NUMEC”) pursuant to Atomic Energy Commission (“AEC”) License SNM-145. The AEC was the predecessor to the NRC. The SLDA was used for the disposal of waste from NUMEC’s nuclear fuels fabrication facility in Apollo, Pennsylvania. Both radioactive and non-radioactive waste was disposed in a series of trenches at the SLDA. NUMEC, a former subsidiary of Atlantic Richfield Company (“ARCO”) was acquired by BWXT in November 1971. After the Army Corps’ contractor commenced cleanup operations, the Army Corps ceased excavation activities because the contractor deviated from accepted field procedures, and the excavated material was found to be complex and beyond the Army Corps’ characterization and management procedures. The MOU was modified in late 2014 to add the DOE and the NNSA as parties to deal with “special nuclear materials.” In December 2014, the Army Corps issued a Proposed Record of Decision Amendment, which reflects a revised cost estimate of $350 million, in addition to the $62 million expended through September 2014, to implement the selected remedy. The Army Corps expects to award a new remediation contract in 2016, and cleanup operations are expected to re-commence in 2016. The federal legislation directing the Army Corps to clean up the SLDA also directs the Army Corps to seek to recover response costs from appropriate responsible parties in accordance with CERCLA. In connection with BWXT’s acquisition of NUMEC from ARCO in November 1971, ARCO assumed and agreed to indemnify and hold harmless BWXT with respect to claims and liabilities arising as a result of transactions or operations of NUMEC prior to the acquisition date. Although this ARCO indemnity would cover claims by the Army Corps to seek recovery from BWXT, no assurance can be given that such indemnity will be available or sufficient in the event liability claims are asserted for SLDA cleanup costs against BWXT.

We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the U.S. Environmental Protection Agency (the “EPA”) and the NRC.

The NRC’s decommissioning regulations require our Nuclear Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning each of its licensed facilities at the end of its service life. We provided financial assurance aggregating $52.3 million and $44.2 million during the years ended December 31, 2015 and 2014 with existing letters of credit for the ultimate decommissioning of these licensed facilities. These two facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the Erwin, Tennessee facility. These letters of credit are to cover decommissioning required pursuant to work not subject to this DOE obligation.

At December 31, 2015 and 2014, we had total environmental accruals, including provisions for the facilities discussed above, of $63.4 million and $59.9 million, respectively. Of our total environmental accruals at December 31, 2015 and 2014, $3.2 million and $3.6 million, respectively, were included in current liabilities. Inherent in the estimates of those accruals and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

Cautionary Statement Concerning Forward-Looking Statements

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. Statements and assumptions regarding expectations and projections of specific projects, our future backlog, revenues, income and capital spending, acquisitions or divestitures, return of capital activities or margin improvement initiatives are examples of forward-looking statements. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “seek,” “goal,” “could,” “intend,” “may,” “should” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

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

We have based our forward-looking statements on our current expectations, estimates and projections about our industries and our company. We caution that these statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in the section labeled “Item 1A Risk Factors” of this report, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.

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

Available Information

Our website address is www.bwxt.com. We make available through the Investor Relations section of this website under “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Principles; Code of Business Conduct; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Board of Directors Conflicts of Interest Policies and Procedures; Management, Board Members and Independent Director Contact Information; By-laws; and charters for the Audit & Finance, Governance and Compensation Committees of our Board.

Item 1A. RISK FACTORS

Risk Factors Related to Our Business

We rely on U.S. Government contracts for a substantial percentage of our revenue, and some of those contracts are subject to continued appropriations by Congress and may be terminated or delayed if future funding is not made available. In addition, the U.S. Government may not renew or may seek to modify or terminate our existing contracts.

For the year ended December 31, 2015, we relied on U.S. Government contracts for approximately 88% of our total consolidated revenues. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits, which could result in withholding or delaying of payments to us, and termination or modification at the U.S. Government’s convenience. In addition, some of our large, multi-year contracts with the U.S. Government are subject to annual funding determinations and the continuing availability of Congressional appropriations. Although multi-year operations may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal-year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially and additional funds are committed only as Congress makes further appropriations. When the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of products and services. As a result, we are subject to ongoing uncertainties associated with U.S. Government budget restraints and other factors affecting government funding. The reduction or termination of funding, or changes in the timing of funding, for a U.S. Government program in which we provide products or services would result in a reduction or loss of anticipated future revenues attributable to that program and could have a negative impact on our results of operations.

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

The U.S. Government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and have an adverse effect on our ability to compete for future contracts and orders. If any of our contracts reflected in backlog are terminated by the U.S. Government, our backlog would be reduced by the expected value of the remaining work under such contracts. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our products and services as a subcontractor. Furthermore, certain of our U.S. Government contracts span one or more base years and multiple option years. The U.S. Government generally has the right not to exercise option periods and may not exercise an option period for various reasons.

We also have several significant contracts with the U.S. Government that are subject to periodic renewal and rebidding through a competitive process. If the U.S. Government fails to renew these contracts or modifies key terms, our results of operations and cash flows would be adversely affected.

As a result of these and other factors, the termination of one or more of our significant government contracts, our suspension from government contract work, the failure of the U.S. Government to renew our existing contracts or the disallowance of the payment of our contract costs could have a material adverse effect on our financial condition, results of operations and cash flows.

Federal budget sequestration and other delays or reductions in government spending could adversely impact government spending for the products and services we provide.

In August 2011, Congress enacted the Budget Control Act, which committed the U.S. Government to significantly reducing the federal deficit over ten years. The Budget Control Act established reductions in discretionary spending through 2021. If these spending reductions were not met, it called for substantial automatic spending cuts, or sequestration, split between defense and non-defense programs scheduled to start in March 2013 and continue over a nine-year period.

Federal government spending reductions, including through sequestration, could adversely impact U.S. Government programs for which we provide products or services. Additionally, while we believe many of our programs are well aligned with national defense and other strategic priorities, and we supply high-end equipment for submarines and aircraft carriers for the U.S. Navy, the outcome of efforts underway regarding sequestration is uncertain and it is possible that spending cuts may be applied to U.S. Government programs across the board, regardless of how programs align with those priorities. There are many variables in how budget reductions could be implemented that will determine its specific impact; however, reductions in federal government spending and sequestration, as currently provided for under the Budget Control Act, could adversely impact programs in which we provide products or services. In addition, these cuts could adversely affect the viability of the suppliers and subcontractors under our programs. We may also be required to maintain operations of our joint ventures if the government can no longer meet its debt obligations.

The Bipartisan Budget Act of 2015 was approved in November 2015. This budget agreement provides sequestration relief and increased both defense and non-defense budgets by approximately $25 billion each in government fiscal year 2016 and $15 billion each in government fiscal year 2017 over the previous budget agreement approved in 2013. While this budget agreement provides some near-term relief, sequestration, reduction in government spending in lieu of sequestration or fiscal issues raised by negotiations over the federal debt ceiling remain a long-term concern.

Demand for our products and services is vulnerable to economic downturns, the competitiveness of alternative energy sources and industry conditions.

Demand for our products and services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic and industry conditions. These factors include, but are not limited to inflation, geopolitical issues, the availability and cost of credit, the demand for and competitiveness of nuclear power with other energy sources, the cyclical nature of the power generation industry, low business and consumer confidence, high unemployment and energy conservation measures and decisions of utilities that utilize nuclear power.

Unfavorable economic conditions may lead customers to delay, curtail or cancel proposed or existing projects, which may decrease the overall demand for our products and services and adversely affect our results of operations.

Our customers may also find it more difficult to raise capital in the future due to limitations on the availability of credit, increases in interest rates and other factors affecting the federal, municipal and corporate credit markets. Additionally, our customers may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our products and services, which would impact our future cash flows and liquidity. Inflation or significant changes in interest rates could reduce the demand for our products and services. Any inability to timely collect our invoices may lead to an increase in our accounts receivables and potentially to increased write-offs of uncollectible invoices. If the economy weakens, or customer spending declines, then our backlog, revenues, net income and overall financial condition could deteriorate.

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

We are subject to risks associated with contractual pricing in our industries, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline and we may suffer losses.

We are engaged in highly competitive industries and we have priced a number of our projects on a fixed-price basis. Our actual costs could exceed our projections. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, changes in job conditions, variations in labor and equipment productivity and increases in the cost of labor and raw materials, particularly steel, over the term of the contract. These variations and the risks generally inherent in our industries may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on projects. Some of these risks include:

•	difficulties encountered on our large-scale projects related to the procurement of materials or due to schedule disruptions, equipment performance failures, unforeseen site conditions, rejection clauses in customer contracts or other factors that may result in additional costs to us, reductions in revenue, claims or disputes;

•	our inability to obtain compensation for additional work we perform or expenses we incur as a result of our customers providing deficient design, engineering information, equipment or materials;

•	requirements to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts; and

•	difficulties in engaging third-party subcontractors, equipment manufacturers or materials suppliers or failures by third-party subcontractors, equipment manufacturers or materials suppliers to perform could result in project delays and cause us to incur additional costs.

Changes in our effective tax rate and tax positions may vary.

We are subject to income taxes primarily in the United States and Canada. A change in tax laws, treaties or regulations, or their interpretation, in any jurisdiction in which we operate could result in a higher tax rate on our earnings, which could have a material impact on our earnings and cash flows from operations. In addition, significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain, and we are regularly subject to audit by tax authorities. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate could have a material adverse effect on our profitability and liquidity.

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

In addition, from time to time we may replace and/or upgrade current financial, human resources and other information technology systems. These activities subject us to inherent costs and risks associated with replacing and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our systems’ implementations and upgrades may not result in productivity improvements at the levels anticipated, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. Such disruption and any other information technology system disruptions, and our ability to mitigate those disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on us.

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

We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.

Our business may be adversely affected by the outcome of legal proceeding, disputes and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of current legal proceedings, see Item 3 – Legal Proceedings and “Note 10 – Commitments and Contingencies” of our consolidated financial statements.

Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully bid on and win various contracts.

In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety’s sole discretion. In addition, we have capacity limits under our credit facility for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2015, we had $82.2 million in letters of credit and bank guarantees and $19.3 million in surety bonds outstanding.

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

We intend to pursue growth through the acquisition of businesses or assets that we believe will enable us to strengthen our existing businesses and expand into adjacent industries. We may be unable to execute this growth strategy if we cannot identify suitable businesses or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, business acquisitions involve certain risks, including:

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

Our future growth will depend on our ability to continue to innovate by developing and commercializing new product and service offerings. Investments in new technologies involve varying degrees of uncertainties and risk. Commercial success depends on many factors, including the levels of innovation, the development costs and the availability of capital resources to fund those costs, the levels of competition from others developing similar or other competing technologies, our ability to obtain or maintain government permits or certifications, the effectiveness of production, distribution and marketing efforts, and the costs to customers to deploy and provide support for the new technologies. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Additionally, there can be no assurance that the current technologies that our businesses rely upon will remain competitive, or that competing technologies will not disrupt our business. Moreover, new products and services may not be profitable, and, even if they are profitable, our operating margins from new products and services may not be as high as the margins we have experienced historically. Lastly, new technologies may not be patentable and, as a result, we may face increased competition.

Among our opportunities involving new technologies, we are developing the BWXT mPower™ reactor. The costs to develop and commercialize this technology will require a substantial amount of investment over a period of years and commercialization of this technology will require certification from the NRC. There can be no assurance that we will be successful in addressing all of the technological challenges to developing and commercializing this technology or in obtaining the required NRC certification. The potential also exists for other competitors to emerge with competing technologies, in some cases with funding readily available, and we can provide no assurance that those competitors will not develop and commercialize similar or superior technologies sooner than we can or at a significant cost or price advantage.

On April 12, 2013, BWXT mPower, Inc., a wholly owned subsidiary of BWXT, entered into a Cooperative Agreement with the DOE establishing the terms and conditions of a funding award totaling $150 million under the Funding Program. This cost sharing award allowed us to use the DOE funds to cover licensing and engineering development costs associated with the SMR design certification and generic design activities. At December 31, 2014, the DOE had provided $111 million of the $150 million in financial assistance originally awarded to us in the Cooperative Agreement. No additional financial assistance was provided during the year ended December 31, 2015.

In April 2014, we announced our plans to restructure the mPower program to reduce spending and focus on technology development, and since the third quarter of 2014 have invested no more than $15 million on an annual basis while we continue to work with the DOE, Bechtel – our partner in GmP – and other stakeholders and potential investors in continuing efforts to restructure the mPower program in light of deteriorated market conditions. The latest extension to the Cooperative Agreement has expired and the DOE funding has been suspended. We continue to work with the DOE regarding the status of and options relating to the Cooperative Agreement, but the unavailability of future amounts under the Funding Program may cause us to not realize any return on our investment, impact the timing and likelihood of achieving program development milestones and possibly expose us to claims of contractual and other liability from our current partner, customer or others.

Our operations are subject to operating risks, which could expose us to potentially significant professional liability, product liability, warranty and other claims. Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and overall financial condition.

We operate large manufacturing facilities and perform services in large commercial power plants where accidents or system failures can have significant consequences. Risks inherent in our operations include:

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

We endeavor to identify and obtain in established markets insurance agreements to cover significant risks and liabilities. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates or on terms that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption, property losses from wind, flood and earthquake events, nuclear hazards and war, pollution liability, liabilities related to occupational health exposures (including asbestos), professional liability/errors and omissions coverage, the failure, misuse or unavailability of our information systems, the failure of security measures designed to protect our information systems from security breaches, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against certain uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured or for which we are underinsured could have a material adverse effect on us. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our results of operations.

We are also involved in management and operating activities for the U.S. Government. These activities involve, among other things, handling nuclear devices and their components for the U.S. Government. Most insurable liabilities arising from these sites are not protected in our corporate insurance program. Instead, we rely on government contractual agreements, some insurance purchased specifically for the sites and certain specialized self-insurance programs funded by the U.S. Government. The U.S. Government has historically fulfilled its contractual agreement to reimburse for insurable claims, and we expect it to continue this process. However, it should be noted that, in most situations, the U.S. Government is contractually obligated to pay subject to the availability of authorized government funds. The reimbursement obligation of the U.S. Government is also conditional, and provisions of the relevant contract or applicable law may preclude reimbursement.

We have a captive insurance company subsidiary that provides us with various insurance coverages. Claims, as a result of our operations, could adversely impact the ability of our captive insurance company subsidiary to respond to all claims presented.

Additionally, upon the February 22, 2006, effectiveness of the settlement relating to the Chapter 11 proceedings involving several of our former subsidiaries, most of our subsidiaries contributed substantial insurance rights providing coverage for, among other things, asbestos and other personal injury claims, to an asbestos personal injury trust. With the contribution of these insurance rights to the asbestos personal injury trust, we may have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust. However, in conjunction with the spin-off of our former Power Generation business, claims and liabilities associated with the asbestos personal injury, property damage and indirect property damage claims mentioned above have been expressly assumed by BWE pursuant to the master separation agreement between us and BWE.

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

Our nuclear operations are subject to various safety-related requirements imposed by the U.S. Government, the DOE and the NRC. In the event of non-compliance, these agencies might increase regulatory oversight, impose fines or shut down our operations, depending upon the assessment of the severity of the situation. Revised security and safety requirements promulgated by these agencies could necessitate substantial capital and other expenditures. In addition, we must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts.

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

Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:

•	constructing and manufacturing nuclear components;

•	currency conversions and repatriation;

•	environmental protection legislation;

•	taxation of earnings;

•	transactions in or with foreign countries or officials; and

•	use of local employees and suppliers.

In addition, a portion of the demand for our products and services is from electric power generating companies and other customers. The demand for power generation products and services can be influenced by state and federal governmental legislation setting requirements for utilities related to operations, emissions and environmental impacts. The legislative process is unpredictable and includes a platform that continuously seeks to increase the restrictions on power producers.

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

Governmental requirements relating to the protection of the environment, including solid waste management, air quality, water quality, the decontamination and decommissioning of nuclear manufacturing and processing facilities and cleanup of contaminated sites, have had a substantial impact on our operations. These requirements are complex and subject to frequent change. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Such expenditures and liabilities may adversely affect our business, financial condition, results of operations and cash flows. In addition, some of our operations and the operations of predecessor owners of some of our properties have exposed us to civil claims by third parties for liability resulting from alleged contamination of the environment or personal injuries caused by releases of hazardous substances into the environment. See “Business – Governmental Regulations and Environmental Matters.”

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

We currently have equity interests in several joint ventures and may enter into additional joint venture arrangements in the future. Our influence over some of these entities may be limited. Even in those joint ventures over which we do exercise significant influence, we are often required to consider the interests of our joint venture partners in connection with major decisions concerning the operations of the joint ventures. In any case, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture participants. We sometimes have joint and several liabilities with our joint venture partners under the applicable contracts for joint venture projects and we cannot be certain that our partners will be able to satisfy any potential liability that could arise. These factors could potentially harm the business and operations of a joint venture and, in turn, our business and operations.

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

We often perform projects jointly with third parties. For example, we enter into contractual arrangements to bid for and perform jointly on large projects. Success on these joint projects depends in part on whether our co-venturers fulfill their contractual obligations satisfactorily. If any one or more of these third parties fail to perform their contractual obligations satisfactorily, we may be required to make additional investments and provide added services in order to compensate for that failure. If we are unable to adequately address any such performance issues, then our customer may exercise its right to terminate a joint project, exposing us to legal liability, loss of reputation and reduced profit.

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

Our operations require the services of employees having the technical training and experience necessary to obtain the proper operational results. Certain of our operations also require personnel who are eligible to obtain and maintain U.S. government security clearances. As such, our operations depend, to a considerable extent, on the continuing availability of such employees and personnel. Additionally, the process of obtaining the requisite security clearances for some of our personnel can be subject to delays and other factors beyond our control. If we should suffer any material loss of personnel to competitors, retirement or other reasons, or experience difficulties employing additional or replacement personnel with the requisite level of training, experience and qualifications to adequately operate our business, our operations could be adversely affected.

While we believe our wage rates are competitive and our relationships with our employees are satisfactory, a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. At the end of 2015, we froze benefit accruals for salaried employees covered by our major U.S. and Canadian defined benefit qualified pension plans, which could also result in turnover in our workforce.

We may be unable to realize expected benefits from our restructuring and margin improvement actions, and our profitability or our business otherwise might be adversely affected.

Our restructuring and margin improvement activities are intended to generate operating expense savings through direct and indirect overhead expense reductions as well as other savings. We continue to focus on structural changes in our operating model to drive significant margin improvement. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions and other workforce management issues include delays, additional unexpected costs, implementation cost overruns, changes in restructuring plans that increase or decrease the number of employees affected, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Service accruals for salaried participants ceased as of December 31, 2015. Variances from these estimates could have a material adverse effect on us. In addition, our policy to recognize these variances annually through mark to market accounting could result in volatility in our results of operations, which could be material. As of December 31, 2015, our defined benefit pension and postretirement benefit plans were underfunded by approximately $377.7 million. A substantial portion of our postretirement benefit plan costs are recoverable on our U.S. Government contracts. See Note 7 to the consolidated financial statements included in this annual report for additional information regarding our pension and postretirement benefit plan obligations.

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

We derive a portion of our revenues from international operations. Operating in international markets requires significant resources and management attention and subjects us to political, economic and regulatory risks that are not generally encountered in our U.S. operations. These include:

•	renegotiation or nullification of our existing contracts;

•	changing political conditions and changing laws and policies affecting trade and investment;

•	changes in foreign currency exchange rates.

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

Risks Relating to the Spin-Off of Our Former Power Generation Business

Potential indemnification liabilities relating to the spin-off could materially adversely affect us.

In connection with the spin-off, we entered into agreements with BWE to provide for, among other things, the principal corporate transactions required to effect the planned spin-off, certain conditions to the spin-off and provisions governing the relationship between us and BWE with respect to and resulting from the spin-off. Among other things, these agreements provided for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the spin-off. If we are required to indemnify BWE, we may be subject to substantial liabilities.

BWE agreed to indemnify us for certain liabilities in connection with the spin-off. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that BWE will be able to satisfy its indemnification obligations.

In connection with the spin-off, BWE agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that BWE will agree to retain, and there can be no assurance that the indemnity from BWE will be sufficient to protect us against the full amount of such liabilities, or that BWE will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from BWE any amounts for which we are held liable, we may be temporarily required to bear these losses.

The BWE spin-off could result in substantial tax liability.

Upon completion of the spin-off, we received an opinion of counsel substantially to the effect that, for U.S. federal income tax purposes, the spin-off will qualify under Section 355 of the Code and certain transactions related to the spin-off will qualify under Sections 355 and/or 368 of the Code. The opinion relied on, among other things, various assumptions and representations as to factual matters made by us and BWE, which, if inaccurate or incomplete in any material respect, could jeopardize the conclusions reached by such counsel in its opinion. The opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or the courts will not challenge the conclusions stated in the opinion or that any such challenge would not prevail.

We are not aware of any facts or circumstances that would cause the assumptions or representations that were relied on in the opinion to be inaccurate or incomplete in any material respect. If, notwithstanding receipt of the opinion, the spin-off were subsequently determined not to qualify under Section 355 of the Code, each U.S. holder of our common stock who receives shares of BWE common stock in the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of BWE common stock received. That distribution would be taxable to each such stockholder as a dividend to the extent of our current and accumulated earnings and profits. For each such stockholder, any amount that exceeded our earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder’s tax basis in its shares of our common stock with any remaining amount being taxed as a capital gain. In addition, if certain related preparatory transactions were to fail to qualify for tax-free treatment, they would be treated as taxable sales and/or distributions to the Company.

We entered into a tax sharing agreement with BWE in connection with the spin-off. Pursuant to this agreement, we agreed with BWE on the allocation of spin-off related tax liabilities and the indemnification provisions relating to these liabilities. If we are liable for taxes under the tax sharing agreement, that liability could have a material adverse effect on us. Additionally, there can be no assurance that any indemnities from BWE will be sufficient to protect us against any potential tax liabilities.

Risks Relating to our Spin-Off from McDermott International, Inc.

We are subject to continuing contingent liabilities of MII as a result of our spin-off from MII.

With completion of our spin-off from McDermott International, Inc. (“MII”) in 2010 (“the MII spin-off”), there are several significant areas where the liabilities of MII may become our obligations. For example, under the Internal Revenue Code of 1986, as amended (the “Code”) and the related rules and regulations, each corporation that was a member of our consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the spin-off is jointly and severally liable for the federal income tax liability of our entire consolidated tax reporting group for that taxable period. We have entered into a tax sharing agreement with a subsidiary of MII that allocates the responsibility for prior period taxes of our consolidated tax reporting group between us and MII and its subsidiaries. However, if the subsidiary of MII were unable to pay, we could be required to pay the entire amount of such taxes. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities.

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

Under the terms of the tax sharing agreement we entered into in connection with the MII spin-off, we are generally responsible for any taxes imposed on us or MII and its subsidiaries in the event that the MII spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment. However, if the MII spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment because of actions or failures to act by MII or its subsidiaries, a subsidiary of MII would be responsible for all such taxes. If we are liable for taxes under the tax sharing agreement, that liability could have a material adverse effect on us. The tax sharing agreement expires in September 2016.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table provides the segment name, location and general use of each of our principal properties at December 31, 2015 that we own or lease.

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Nuclear Operations
Lynchburg, Virginia	Manufacturing facility(1)	Owned
Barberton, Ohio	Manufacturing facility	Owned
Euclid, Ohio	Manufacturing facility	Owned / Leased(2)
Mount Vernon, Indiana	Manufacturing facility	Owned
Erwin, Tennessee	Manufacturing facility	Owned
Technical Services
Lynchburg, Virginia	Administrative office	Leased (2016)
Nuclear Energy
Lynchburg, Virginia	Engineering office	Leased (2018)
Cambridge, Ontario, Canada	Manufacturing facility	Owned
Corporate
Lynchburg, Virginia	Administrative office	Leased (2016)
Charlotte, North Carolina	Administrative office	Leased (2019)

1)	The Lynchburg, Virginia facility is our Nuclear Operations segment’s primary manufacturing plant and is the nation’s largest commercial high-enriched uranium processing facility. The site is the recipient of the highest rating given by the NRC for licensee performance. The performance review determines the safe and secure conduct of operations of the facility. The site is also the largest commercial International Atomic Energy Agency certified facility in the U.S.
2)	We acquired the Euclid facilities through a bond/lease transaction facilitated by the Cleveland Cuyahoga County Port Authority (the “Port”), whereby we acquired a ground parcel and the Port issued bonds, the proceeds of which were used to acquire, improve and equip the facilities, including the acquisition of the larger facility and a 40-year prepaid ground lease for the smaller facility. We are leasing the facilities from the Port with an expiration date of 2019 but subject to certain extension options.

We consider each of our significant properties to be suitable and adequate for its intended use.

For further details regarding our properties, see Item 1, “Business.”

Item 3.	LEGAL PROCEEDINGS

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

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol BWXT (previously BWC).

High and low common stock prices by quarter in the years ended December 31, 2015 and 2014 were as follows:

YEAR ENDED DECEMBER 31, 2015

	SHARE PRICE		DIVIDENDS PER SHARE
QUARTER ENDED	HIGH	LOW
March 31, 2015	$32.28	$26.58	$0.10
June 30, 2015	$34.64	$31.47	$0.10
September 30, 2015	$28.00	$23.91	$0.06
December 31, 2015	$32.44	$25.90	$0.06

On June 30, 2015, we completed the spin-off of BWE. Prior to the completion of the spin-off, there were two concurrent markets in which to trade our common stock: a “regular way” market and an “ex-distribution” market. Shares of our common stock that traded in the “regular way” market traded with an entitlement to shares of BWE common stock. Shares that traded in the “ex-distribution” market traded without an entitlement to shares of BWE common stock. On June 30, 2015, the closing price of our common stock traded in the “regular way” market on the NYSE was $32.80. On June 30, 2015, the closing price of our common stock traded in the “ex-distribution” market on the NYSE was $23.45. The share prices prior to the spin-off have not been adjusted to reflect the distribution of the BWE shares.

YEAR ENDED DECEMBER 31, 2014

	SHARE PRICE		DIVIDENDS PER SHARE
QUARTER ENDED	HIGH	LOW
March 31, 2014	$35.40	$32.39	$0.10
June 30, 2014	$36.00	$31.58	$0.10
September 30, 2014	$33.57	$27.52	$0.10
December 31, 2014	$30.90	$27.42	$0.10

On November 5, 2012, our Board of Directors approved an annual cash dividend, payable quarterly, of $0.32 per share. On November 8, 2013, our Board of Directors approved an increase to the annual cash dividend, payable quarterly, to $0.40 per share. On July 31, 2015, our Board of Directors elected to modify its previously approved annual cash dividend to be $0.24 per share, payable quarterly. Our ability to pay dividends may be limited by certain restrictions in our credit agreement and by applicable law. Our Board of Directors will continue to evaluate our cash dividend policy from time to time.

As of January 31, 2016, there were approximately 2,153 record holders of our common stock.

The following table provides information on our equity compensation plans as of December 31, 2015:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,698,436	$23.01	4,263,039

In November 2012, we announced that a share repurchase program was authorized by our Board of Directors. The following table provides information on our purchases of equity securities during the quarter ended December 31, 2015. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(2)
October 1, 2015 – October 31, 2015	361,400	$27.33	360,000	$318.7
November 1, 2015 – November 30, 2015	297,948	$29.09	295,000	$310.1
December 1, 2015 – December 31, 2015	1,075,016	$30.88	1,075,016	$231.5

Total	1,734,364	$29.84	1,730,016

(1)	Includes 1,400 and 2,948 shares repurchased during October and November, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)	On May 7, 2013, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million during a two-year period that expired on December 10, 2015. On February 26, 2014, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million. The February 2014 authorization was in addition to the $250 million share repurchase amount authorized in May 2013. We may repurchase shares in the open market using the additional repurchase amount authorized in February 2014 during a two-year period that expires on February 25, 2016. On October 30, 2015, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $300 million during a two-year period from February 26, 2016 to February 26, 2018.

The following graph provides a comparison of our cumulative total shareholder return over five years to the return of the S&P 500 and the return of our custom peer group. The following graph shall not be deemed to be “soliciting material” or “filed” with the SEC or be subject to Regulation 14A or 14C (other than as provided in Item 201 of Regulation S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that BWXT specifically incorporates it by reference into such filing.

(1)	Assumes initial investment of $100 on December 31, 2010 and reinvestment of dividends. The value of the BWE shares distributed in the spin-off is reflected in the cumulative total return as a reinvested dividend.

We periodically review and update our peer group to ensure it contains companies that are representative of the industries in which we operate. The peer group we used for comparison purposes is comprised of the following companies:

•	Curtiss-Wright Corporation

•	Esterline Technologies

•	General Dynamics

•	Harris Corporation

•	Huntington Ingalls

•	Lockheed Martin

•	Moog

•	Northrop Grumman

•	Orbital ATK

•	Rockwell Collins

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended
	2015	2014	2013	2012	2011
	(In thousands, except for per share amounts)
Statement of Income Data(1):
Revenues	$1,415,529	$1,450,610	$1,546,663	$1,522,864	$1,476,284

Income before Provision for Income Taxes	$221,065	$32,135	$285,512	$145,690	$17,507

Income from Continuing Operations	$140,774	$38,740	$198,490	$112,582	$19,394
Income (Loss) from Discontinued Operations	(9,309)	(9,352)	147,588	115,113	58,925

Net Income Attributable to BWX Technologies, Inc.	$131,465	$29,388	$346,078	$227,695	$78,319

Basic Earnings per Common Share:
Income from Continuing Operations	$1.32	$0.36	$1.77	$0.95	$0.16
Income (Loss) from Discontinued Operations	(0.09)	(0.09)	1.32	0.97	0.50

Net Income Attributable to BWX Technologies, Inc.	$1.23	$0.27	$3.09	$1.92	$0.67

Diluted Earnings per Common Share:
Income from Continuing Operations	$1.31	$0.36	$1.76	$0.95	$0.16
Income (loss) from Discontinued Operations	(0.09)	(0.09)	1.31	0.97	0.50

Net Income Attributable to BWX Technologies, Inc.	$1.22	$0.27	$3.07	$1.91	$0.66

Cash Dividends Per Common Share	$0.32	$0.40	$0.34	$0.08	—

Balance Sheet Data:
Total Assets(2):	$1,382,139	$2,856,936	$2,609,153	$2,840,355	$2,789,111
Current Maturities of Long-Term Debt	$15,000	$15,000	$—	$—	$—
Long-Term Debt	$285,000	$285,000	$—	$—	$—

(1)	Statement of income data prior to December 31, 2015 has been restated to reflect the June 30, 2015 spin-off of our former Power Generation business which is presented as income (loss) from discontinued operations.
(2)	Total assets presented for years prior to December 31, 2015 include the historical assets of our former Power Generation business.

We immediately recognize actuarial gains (losses) for our pension and postretirement benefit plans into earnings primarily in the fourth quarter each year as a component of net periodic benefit cost. The effect of this adjustment for 2015, 2014, 2013, 2012 and 2011 on pre-tax income was $(54.7) million, $(141.5) million, $130.8 million, $(23.7) million and $(109.6) million, respectively.

In the year ended December 31, 2015, we incurred $26.0 million of charges related to the spin-off of our former Power Generation business. We also incurred $16.6 million of charges related to restructuring activities. In addition, we recorded income related to litigation proceeds of $94.8 million in September 2015, including pre- and post-judgment interest totaling $29.1 million.

In the year ended December 31, 2014, we incurred $0.2 million of charges related to the spin-off of our former Power Generation business. We also incurred $20.9 million of charges related to restructuring activities. In addition, we recorded a gain in other income of $14.2 million for the receipt and related fair value adjustment of the Centrus Energy Corp. (“Centrus”) common stock and notes that we received in the bankruptcy settlement in exchange for our investment in USEC Inc. (“USEC”).

In the year ended December 31, 2013, we incurred $21.3 million of charges related to restructuring activities. In addition, we recorded an impairment charge totaling $19.1 million associated with our investment in USEC.

In the year ended December 31, 2012, we entered into an agreement with the customer of a Nuclear Energy project to settle contract claims resulting in recognition of revenues totaling approximately $18.4 million. In addition, we recorded an impairment charge totaling $27.0 million associated with our investment in USEC.

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

GENERAL

We are a leading supplier of nuclear components and fuel to the U.S. government; provide technical, management and site services to support governments in the operation of complex facilities and environmental remediation activities; and supply precision manufactured components and services for the commercial nuclear power industry. In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues. We are currently exploring growth strategies across our segments through acquisitions to expand and complement our existing businesses. We would expect to fund these opportunities with cash on hand, external financing (including debt), equity or some combination thereof.

We operate in three reportable segments: Nuclear Operations, Technical Services and Nuclear Energy. Prior to 2015, our mPower business was considered a separate reportable segment; however, in accordance with FASB Topic Segment Reporting, this business no longer meets the quantitative threshold criteria and is now included in our “Other” category.

The results of operations of BWE are presented as discontinued operations on the consolidated statements of income. We have presented the notes to our consolidated financial statements on the bases of continuing operations, unless otherwise stated.

Spin-off of BWE

On June 30, 2015, we completed the spin-off of BWE to our stockholders through a stock distribution. BWE’s assets and business primarily consisted of those that we previously reported as our Power Generation segment. In connection with the spin-off, our stockholders received 100% of the outstanding common stock of BWE. The distribution of BWE common stock occurred by way of a pro rata stock distribution to our stockholders. Our stockholders received one share of BWE common stock for every two shares of our common stock held by such stockholder on June 18, 2015, and cash in lieu of any fractional shares. Prior to the completion of the spin-off, we made a cash payment to BWE totaling $132 million.

In order to effect the distribution and govern our relationship with BWE after the distribution, we entered into a master separation agreement with BWE. In addition to the master separation agreement, we entered into other agreements with BWE in connection with the distribution, including a tax sharing agreement and transition services agreements.

We incurred a total of approximately $66.5 million in total spin-off related costs through June 30, 2015, which includes approximately $29.8 million for professional services and $23.1 million of retention and severance-related charges. The majority of the remaining costs relate to the separation of our facilities and related infrastructure including our information technology systems. Income from discontinued operations for the year ended December 31, 2015 includes $34.4 million, respectively, of these charges and included in continuing operations are spin-off costs of $26.0 million for the year ended December 31, 2015. A total of $6.1 million was recognized in the year ended December 31, 2014.

Master Separation Agreement

The master separation agreement between us and BWE contains the key provisions relating to the separation of our former Power Generation business from us and the distribution of shares of BWE common stock. The master separation agreement identifies the assets that were transferred, liabilities that were assumed and contracts that were assigned to BWE by us or by BWE to us in the spin-off and describes how these transfers, assumptions and assignments occurred. Under the master separation agreement we also agreed to indemnify BWE against various claims and liabilities related to the past operation of our business (other than BWE’s business).

At the spin-off, we had outstanding performance guarantees for various projects executed by BWE in the normal course of business. These guarantees totaled $1,542 million and have expiration dates from 2015 to 2035. The master separation agreement requires that BWE use commercially reasonable efforts to terminate (or have it or one of its subsidiaries substituted for us) all existing guarantees by us relating to BWE, including financial, performance and other guarantee obligations. BWE is required to (i) use commercially reasonable efforts to perform all underlying obligations covered by the guarantees, (ii) take all actions to put us in the same position as if BWE, not us, had performed or were performing the guarantee obligations, and (iii) indemnify and hold us harmless for any losses arising from the guarantees. Moreover, to the extent that BWE fails to terminate or substitute any of the existing guarantees by the 24-month anniversary of the spin-off, BWE will be obligated to pay a quarterly carrying fee until the expiration of the guarantee or the termination or substitution of the guarantee, whichever occurs first. We estimated the fair value of these performance guarantees at June 30, 2015 to total $10.2 million and have recorded these amounts in other liabilities on our consolidated balance sheet.

As of December 31, 2015, we have been released from certain of these performance guarantees and have reduced the associated liability to $9.3 million accordingly. The remaining guarantees total approximately $1,072 million and have expiration dates ranging from 2016 to 2035. In February 2016, we were notified by BWE that we have been released from substantially all of these performances guarantees.

Tax Sharing Agreement

We and BWE have entered into an agreement providing for the sharing of taxes incurred before and after the distribution, various indemnification rights with respect to tax matters and restrictions to preserve the tax-free status of the distribution. Under the terms of the tax sharing agreement we entered into in connection with the spin-off, we will generally be responsible for 60% of any taxes imposed on us or BWE and its subsidiaries in the event that the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment. However, if the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment because of actions or failures to act by BWE, we would not be responsible for the related taxes associated with these actions. Conversely, if the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment because of actions or failures to act by us, we would be responsible for all related taxes associated with these actions.

Transition Services Agreements

Under the transition services agreements, we and BWE are providing each other certain transition services for a limited time. Such services include, among others, accounting, human resources, information technology, legal, risk management, tax and treasury services. In consideration for such services, we and BWE each pay fees to the other for the services provided, and those fees are generally in amounts intended to allow the party providing the services to recover its direct and indirect costs incurred in providing those services. The transition services agreements contain customary mutual indemnification provisions.

Outlook

Nuclear Operations

We expect the backlog of our Nuclear Operations segment of approximately $2,311 million at December 31, 2015 to produce revenues of approximately $894.3 million in 2016, not including any change orders or new contracts that may be awarded during the year.

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

Technical Services

A significant portion of this segment’s operations are conducted through joint ventures, which typically earn fees, and we account for them following the equity method of accounting. See Note 3 to our consolidated financial statements included in this report for financial information on our equity method investments. As a result, this segment reports minimal backlog and revenues.

Given our specialized capabilities of full life-cycle management of special materials, facilities and technologies, we believe our Technical Services segment is well-positioned to continue to participate in the continuing cleanup, operation and management of critical government-owned nuclear sites, laboratories and manufacturing complexes maintained by the DOE, NASA and other federal agencies.

Nuclear Energy

We expect the backlog of our Nuclear Energy segment of approximately $335 million at December 31, 2015 to produce revenues of approximately $144.7 million in 2016, not including any change orders or new contracts that may be awarded during the year. The revenues in this segment primarily depend on the demand and competitiveness of nuclear energy. The activity of this segment depends on the timing of maintenance outages primarily in the Canadian market and the cyclical nature of capital expenditures and major refurbishments for nuclear utility customers which could cause variability in our financial results.

In December 2015, we signed a memorandum of understanding to commence the process for steam generator design and manufacturing related to a long-term, incremental life extension program initiated by the world’s largest operating nuclear generating facility in Ontario, Canada. Anticipated future revenue associated with this memo of understanding is not included in our ending backlog as of December 31, 2015.

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

Contracts and Revenue Recognition. We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours or a cost-to-cost method, as applicable to the product or activity involved. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress completion as a percentage of the total project. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report. In the years ended December 31, 2015, 2014 and 2013, we recognized net favorable changes in estimate related to long-term contracts accounted for on the percentage-of-completion basis that increased operating income by approximately $18.6 million, $25.0 million and $17.6 million, respectively.

For contracts as to which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these deferred profit recognition contracts, we recognize revenue and cost equally and only recognize gross margin when probable and reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical except to assure that no loss will be incurred as deferred profit recognition contracts. We did not enter into any contracts that we have accounted for as deferred profit recognition contracts during 2015, 2014 or 2013.

Our policy is to account for fixed-price contracts under the completed-contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. For example, if we have no experience in performing the type of work on a particular project and are unable to develop reasonably dependable estimates of total costs to complete, we would follow the completed-contract method of accounting for such projects. Generally, our management’s policy is not to enter into fixed-price contracts without an accurate estimate of cost to complete. However, it is possible that in the time between contract execution and the start of work on a project, we could lose confidence in our ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed-contract method of accounting for that project. Under the completed-contract method, income is recognized only when a contract is completed or substantially complete. We did not enter into any contracts that we have accounted for under the completed-contract method during 2015, 2014 or 2013.

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

We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 33 years for buildings and three to 14 years for machinery and equipment. We expense the costs of maintenance, repairs and renewals, which do not materially prolong the useful life of an asset, as we incur them.

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

We calculate the majority of our pension costs under both financial accounting standards (“FAS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) and cost accounting standards (“CAS”) in accordance with the Federal Acquisition Regulation and the related United States Government Cost Accounting Standards. We have prepared our consolidated financial statements and segment reporting disclosures utilizing pension costs calculated under FAS. Pension costs calculated under CAS are utilized as the basis for recovery of pension costs on our U.S. Government contracts. For the years ended December 31, 2015, 2014 and 2013, our CAS pension costs attributed to U.S. Government contracts totaled $57.7 million, $59.7 million and $45.1 million, respectively. Pension costs calculated under CAS are recovered on a percentage-of-completion method on the underlying U.S. Government contracts. As a result, the amount of recoverable CAS pension costs recognized as revenue on an annual basis may differ from the amounts noted above. See further discussion of our accounting for contracts and revenue recognition above and in Note 1 to our consolidated financial statements included in this report.

Actual experience that differs from these assumptions or future changes in assumptions will affect our recognized benefit obligations and related costs. We immediately recognize net actuarial gains and losses into earnings in the fourth quarter as a component of net periodic benefit cost. Net actuarial gains and losses occur when actual experience differs from any of the various assumptions used to value our pension and postretirement benefit plans or when assumptions, which are revisited annually through our update of our actuarial valuations, change due to current market conditions or underlying demographic changes. The primary factors contributing to net actuarial gains and losses are changes in the discount rate used to value the obligations as of the measurement date each year, the difference between the actual return on plan assets and the expected return on plan assets and changes in health care cost trends. The effect of changes in the discount rate and expected rate of return on plan assets assumptions in combination with the actual return on plan assets can result in significant changes in our estimated pension and postretirement benefit cost and our consolidated financial condition. Additionally, in the prior year, we adjusted our mortality assumption to reflect mortality improvements identified by the Society of Actuaries, adjusted for the Company’s experience. The impact of the change in this assumption caused a $70.9 million increase in our pension liability.

The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate, return on assets and health care cost trend rate on our FAS pension and postretirement benefit plan obligations and expense for the year ended December 31, 2015:

	.25% Increase	.25% Decrease
	(in millions)
Pension Plans
Discount Rate:
Effect on ongoing net periodic benefit cost(1)	$0.4	$(1.2)
Effect on projected benefit obligation	(45.6)	48.1
Return on Assets:
Effect on ongoing net periodic benefit cost	$(3.2)	$3.2

Postretirement Plans
Discount Rate:
Effect on ongoing net periodic benefit cost(1)	$—	$—
Effect on projected benefit obligation	(1.6)	1.8
Return on Assets:
Effect on ongoing net periodic benefit cost	$(0.1)	$0.1
Health Care Cost Trend Rate:
Effect on ongoing net periodic benefit cost	$0.1	$(0.1)
Effect on projected benefit obligation	1.6	(1.4)

(1)	Excludes effect of annual mark to market adjustment.

Beginning in the first quarter of 2016, we will change the method that we use to estimate the interest and service cost components of our net periodic benefit cost for our pension and postretirement benefit plans. Previously, we estimated interest and service cost utilizing a single weighted-average discount rate derived from the yield curve data used to measure the benefit obligation. Our new method for estimating interest and service cost will utilize a spot rate approach which utilizes duration specific spot rates from the yield curve that was utilized to measure the benefit obligation. We are making this change to provide a more precise estimate of interest and service cost by improving the relationship of the discount rates utilized to measure our benefit obligation and the rates utilized to estimate interest and service cost. We estimate that this change will reduce net periodic benefit costs for the year ended December 31, 2016 compared to our previous method by approximately $11 million. This change will not affect the measurement of our total pension and postretirement benefit obligations or our total net periodic benefit cost as the change in our interest and service cost will be offset in our recognized net actuarial (gain) loss. We will account for this change as a change in accounting estimate, which will not impact previously reported results.

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

We completed our annual review of goodwill for each of our reporting units for the year ended December 31, 2015, which indicated that we had no impairment of goodwill. The fair value of our reporting units was substantially in excess of carrying value.

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

We have completed our annual review of our indefinite lived intangible assets for the year ended December 31, 2015, which indicated that we had no impairment. The fair value of our indefinite lived intangible assets was substantially in excess of carrying value.

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

In November 2015, the FASB issued an update to the Topic Income Taxes which requires that reporting entities classify deferred income tax assets and liabilities as non-current on the consolidated balance sheets. We early adopted this update in the quarter ended December 31, 2015 and applied its provisions prospectively.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with FASB Topic Compensation – Stock Compensation. Under the fair value recognition provisions of this statement, the cost of employee services received in exchange for an award of equity instruments is measured at the grant date based on the fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. We use a Black-Scholes option pricing model to determine the fair value of certain share-based awards, such as stock options and stock appreciation rights. The determination of the fair value of a share-based payment award using an option-pricing model requires the input of highly subjective assumptions, such as the expected life of the award and stock price volatility. For liability-classified awards, such as cash-settled restricted stock units and performance units, fair values are determined at grant date using the closing price of our common stock and are remeasured at the end of each reporting period through the date of settlement.

For further discussion of recently adopted accounting standards, see Note 1 to our consolidated financial statements included in this report.

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

Selected financial highlights are presented in the table below:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
REVENUES:
Nuclear Operations	$1,179,896	$1,220,952	$1,167,683
Technical Services	83,807	84,834	104,254
Nuclear Energy	155,032	154,721	283,857
Other	—	278	1,523
Adjustments and Eliminations	(3,206)	(10,175)	(10,654)

	$1,415,529	$1,450,610	$1,546,663

OPERATING INCOME:
Nuclear Operations	$257,400	$270,536	$237,855
Technical Services	18,089	35,203	58,234
Nuclear Energy	1,669	(23,211)	8,641
Other	(13,949)	(68,946)	(81,304)

	$263,209	$213,582	$223,426

Unallocated Corporate	(25,747)	(26,249)	(25,892)
Income Related to Litigation Proceeds	65,728	—	—
Special Charges for Restructuring Activities	(16,608)	(20,908)	(21,256)
Cost to Spin-off Power Generation Business	(25,987)	(161)	—
Mark to Market Adjustment	(54,654)	(141,139)	130,633

Total Operating Income	$205,941	$25,125	$306,911

Consolidated Results of Operations

Year Ended December 31, 2015 vs. 2014

Consolidated revenues decreased 2.4%, or $35.1 million, to $1,415.5 million in the year ended December 31, 2015 compared to $1,450.6 million for the corresponding period in 2014 due primarily to a $46.4 million cumulative effect impact of a contract change order that was recorded by our Nuclear Operations segment during the year ended December 31, 2014.

Consolidated operating income increased $180.8 million to $205.9 million in the year ended December 31, 2015 compared to income of $25.1 million for the corresponding period in 2014. Operating income includes actuarial gains and losses (“MTM charges”) related to our pension and postretirement plans, which reflected a non-cash loss of $54.7 million and $141.1 million in 2015 and 2014, respectively. Operating income for the years ended December 31, 2015 and 2014 includes special charges for restructuring activities totaling $16.6 million and $20.9 million, respectively. In addition, operating income for the years ended December 31, 2015 and 2014 also includes costs to spin-off our former Power Generation business totaling $26.0 million and $0.2 million, respectively. Operating income for the year ended December 31, 2015 includes income related to litigation proceeds of $65.7 million. Operating income in our Nuclear Energy segment increased $24.9 million, primarily attributable to a $16.1 million loss resulting from an adverse jury verdict in the prior year. Operating income in our Other segment increased by $55.0 million due to slowing the pace of development related to the mPower program. These increases were partially offset by decreased operating income in our Nuclear Operations and Technical Services segments, which declined $13.1 million and $17.1 million, respectively.

Year Ended December 31, 2014 vs. 2013

Consolidated revenues decreased 6.2%, or $96.1 million, to $1,450.6 million in the year ended December 31, 2014 compared to $1,546.7 million for the corresponding period in 2013 due to decreases in revenues from our Technical Services and Nuclear Energy segments totaling $19.4 million and $129.1 million, respectively. These decreases were partially offset by increased revenues in our Nuclear Operations segment totaling $53.3 million.

Consolidated operating income decreased $281.8 million to $25.1 million in the year ended December 31, 2014 compared to $306.9 million for the corresponding period in 2013. Operating income includes actuarial gains and losses (“MTM charges”) related to our pension and postretirement plans, which reflected a non-cash gain (loss) of $(141.1) million and $130.6 million in 2014 and 2013, respectively. In addition, operating income for the years ended December 31, 2014 and 2013 includes special charges for restructuring activities totaling $20.9 million and $21.3 million, respectively. Operating income in our Technical Services and Nuclear Energy segments declined $23.0 million and $31.9 million, respectively. These decreases were partially offset by increased operating income in our Nuclear Operations and Other segment totaling $32.7 million and $12.4 million, respectively.

Nuclear Operations

	Year Ended December 31,			Year Ended December 31,
	2015	2014	$ Change	2014	2013	$ Change
Revenues	$1,179,896	$1,220,952	$(41,056)	$1,220,952	$1,167,683	$53,269
Operating Income	257,400	270,536	(13,136)	270,536	237,855	32,681
% of Revenues	21.8%	22.2%		22.2%	20.4%

Year Ended December 31, 2015 vs. 2014

Revenues decreased by 3.4%, or $41.1 million, to $1,179.9 million in the year ended December 31, 2015 compared to $1,221.0 million in the corresponding period of 2014. This decrease in revenues is primarily attributable to a $46.4 million cumulative effect impact of a contract change order that was recorded during the year ended December 31, 2014. This change order continued to benefit segment revenue during 2015 by $17.3 million. Volumes associated with the manufacturing of nuclear components for U.S. Government businesses were higher in 2015 when compared to 2014.

Operating income decreased $13.1 million to $257.4 million in the year ended December 31, 2015 compared to $270.5 million in the corresponding period of 2014, primarily attributable to the change order discussed above that had a $20.6 million favorable impact on operating income in the prior year and continued to benefit 2015 by $9.6 million. Contract improvements in the prior year associated with our naval nuclear fuel and downblending operations resulted in an additional decline in operating income which was partially offset by a $3.0 million benefit from the settlement of a property-related insurance claim during the year ended December 31, 2015.

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

Technical Services

	Year Ended December 31,			Year Ended December 31,
	2015	2014	$ Change	2014	2013	$ Change
Revenues	$83,807	$84,834	$(1,027)	$84,834	$104,254	$(19,420)
Operating Income	18,089	35,203	(17,114)	35,203	58,234	(23,031)

Year Ended December 31, 2015 vs. 2014

Revenues totaled $83.8 million and were relatively unchanged when compared to $84.8 million for the prior year. This was primarily attributable to a decrease in specialty manufacturing associated with the termination of our work scope for the American Centrifuge Program that occurred in 2014, which was offset primarily by higher volume at our Naval Reactor decommissioning and decontamination project.

Operating income decreased $17.1 million to $18.1 million in the year ended December 31, 2015 compared to $35.2 million in the corresponding period of 2014. This decrease was primarily attributable to the loss of the Pantex and Y-12 contracts in 2014, which resulted in a decrease in operating income of $21.6 million when compared to the prior year. In addition, the termination of our work scope for the American Centrifuge Program contributed $4.1 million to the decline in operating income. These declines were partially offset by improved fee performance at several of our other sites as well as favorable billing rate adjustments compared to the prior year.

Year Ended December 31, 2014 vs. 2013

Revenues decreased 18.6%, or $19.4 million, to $84.8 million in the year ended December 31, 2014 compared to $104.3 million for the corresponding period of 2013, primarily attributable to a decrease in specialty manufacturing associated with the termination of our work scope for the American Centrifuge Program that occurred in the second quarter of 2014.

Operating income decreased $23.0 million to $35.2 million in the year ended December 31, 2014 compared to $58.2 million in the corresponding period of 2013. The loss of fee income on the Pantex and Y-12 contracts contributed $12.5 million of this decrease. We also earned lower fee income due to the contamination and shutdown incident at the Waste Isolation Pilot Plant. In addition, selling, general and administrative expenses were $3.3 higher compared to the corresponding period of 2013 primarily due to increased business development activities.

Nuclear Energy

	Year Ended December 31,			Year Ended December 31,
	2015	2014	$ Change	2014	2013	$ Change
Revenues	$155,032	$154,721	$311	$154,721	$283,857	$(129,136)
Operating Income (Loss)	1,669	(23,211)	24,880	(23,211)	8,641	(31,852)
% of Revenues	1.1%	(15.0)%		(15.0)%	3.0%

Year Ended December 31, 2015 vs. 2014

Revenues of $155.0 million were relatively unchanged when compared to the prior year. The translation of our Canadian Dollar denominated contracts into U.S. Dollars had a $12.7 million negative impact on revenue when compared to the prior year. The disposal of our Nuclear Projects business in the second quarter of 2014 resulted in a decline in revenue of $7.3 million. These decreases were offset by an increase of $9.7 million attributable to our nuclear services business in Canada as well as increased activity in our nuclear equipment business of $8.7 million which was driven largely by production work on a new steam generator manufacturing project announced in the third quarter of 2015.

Operating income increased $24.9 million to income of $1.7 million in the year ended December 31, 2015 compared to a loss of $23.2 million in the corresponding period of 2014, primarily attributable to a $16.1 million loss recognition resulting from an adverse jury verdict in a lawsuit involving commercial nuclear contracts that occurred during the year ended December 31, 2014. Nuclear services and equipment operating income increased by $6.8 million due to the increased revenue noted above and lower fixed cost resulting from the margin improvement initiatives that began in 2014. Selling, general and administrative expenses also decreased by $2.2 million compared to the same period in 2014 primarily due to margin improvement initiatives.

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

Other

	Year Ended December 31,			Year Ended December 31,
	2015	2014	$ Change	2014	2013	$ Change
Revenues	$—	$278	$(278)	$278	$1,523	$(1,245)
Operating Income (Loss)	(13,949)	(68,946)	54,997	(68,946)	(81,304)	12,358

Year Ended December 31, 2015 vs. 2014

Operating income increased $55.0 million to a loss of $13.9 million in the year ended December 31, 2015 compared to a loss of $68.9 million in the corresponding period of 2014, due to the slowing of the pace of development related to our previously announced plans to restructure the mPower program. Research and development activities related to the development of the BWXT mPower™ reactor decreased $71.2 million, which was partially offset by a $27.8 million decline in reimbursements under a Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program. At this time, the latest extension to the Cooperative Agreement has expired and the DOE funding has been suspended. Selling, general and administrative expenses also decreased $10.7 million compared to the prior year primarily due to the restructuring of our mPower program to focus on technology development.

Year Ended December 31, 2014 vs. 2013

Operating income increased $12.4 million to a loss of $68.9 million in the year ended December 31, 2014 compared to a loss of $81.3 million in the corresponding period of 2013, due to the slowing of the pace of development related to our announced plans to restructure the mPower program. Research and development activities related to the development of the BWXT mPower™ reactor decreased by $52.1 million with a related decrease in the recognition of the cost-sharing award from the DOE under our Cooperative Agreement totaling $50.6 million. The year ended December 31, 2013 included the recognition of $9.7 million related to cost reimbursement for the 2012 pre-award period. Selling, general and administrative expenses also decreased $10.5 million.

Unallocated Corporate

Unallocated corporate expenses of $25.7 million were largely unchanged for the year ended December 31, 2015, as compared to the corresponding period in 2014. Unallocated corporate expenses for the year ended December 31, 2015 include certain expenses that were incurred to manage and provide corporate support of a larger consolidated group prior to the spin-off of the Power Generation business. General corporate overhead expenses that are not specifically identifiable with our former Power Generation business are reflected as part of continuing operations for the historical financial statements. We expect unallocated corporate expenses to be approximately $15 to $20 million on an annual basis subsequent to the spin-off.

Unallocated corporate expenses of $26.2 million for the year ended December 31, 2014 were largely unchanged as compared to $25.9 million for the corresponding period in 2013.

Income Related to Litigation Proceeds

In September 2015, we received a $94.8 million payment, inclusive of pre- and post-judgment interest totaling $29.1 million, in connection with a legal judgment. Operating income includes income related to these litigation proceeds of $65.7 million for the year ended December 31, 2015. See Note 10 to our consolidated financial statements included in this report for further information related to this legal judgment.

Special Charges for Restructuring Activities

Special charges for restructuring activities decreased $4.3 million to $16.6 million in the year ended December 31, 2015, as compared to $20.9 million in 2014, due to increased charges associated with our restructuring of our mPower program, offset by decreased charges related to our margin improvement program. All restructuring activities have reached substantial completion, and we do not anticipate significant expenditures related to any of these initiatives.

Special charges for restructuring activities decreased $0.3 million to $20.9 million in the year ended December 31, 2014, as compared to $21.3 million in 2013, due to charges associated with our margin improvement program and restructuring of our mPower program, offset by the absence of restructuring charges related to our GCI initiative as it was completed in 2013.

Cost to Spin-off Power Generation Business

We incurred $26.0 million of costs related to the spin-off of our power generation business in 2015. These charges consisted of $21.4 million in retention and severance-related costs, $2.4 million of facility costs and $2.2 million of professional services and other charges. We do not anticipate any further charges associated with the spin-off. See Note 2 to our consolidated financial statements included in this report for further information related to the spin-off.

Mark to Market Adjustment

We immediately recognize actuarial gains (losses) for our pension and postretirement benefit plans into earnings as a component of net periodic benefit cost. The effect of this adjustment on operating income was $(54.7) million in 2015, as compared to $(141.1) million in 2014, which included a $70.9 million loss recognized in 2014 on the adoption of a new mortality assumption and a decline in discount rates. The mark to market loss recorded during the year ended December 31, 2015 was primarily related to the difference between the actual return on plan assets and the expected return.

The effect of the mark to market adjustment on operating income was $(141.1) million in 2014, as compared to $130.6 million in 2013, mainly related to a $70.9 million loss recognized on the adoption of a new mortality assumption and a decline in discount rates, offset by actual return on assets that exceeded expected return, in 2014. The 2013 period experienced an increase in discount rates.

Other Income Statement Items

Other – net decreased by $18.9 million to a loss of $5.0 million in the year ended December 31, 2015, as compared to a gain of $13.9 million for the corresponding period in 2014, primarily due to the receipt and related fair market value adjustment of Centrus shares and notes received on USEC’s emergence from bankruptcy in the year ended December 31, 2014 totaling $14.2 million. We subsequently recognized a $3.9 million loss on our investment in Centrus in the year ended December 31, 2015.

Other – net increased by $32.8 million to a gain of $13.9 million in the year ended December 31, 2014, as compared to a loss of $19.0 million for the corresponding period in 2013, primarily due to the receipt and related fair market value adjustment of Centrus shares and notes received on USEC’s emergence from bankruptcy in the year ended December 31, 2014 totaling $14.2 million. We recognized a $19.1 million loss on our previous investment in Centrus in the year ended December 31, 2013.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased $7.9 million in the year ended December 31, 2015 compared to 2014, primarily attributable to a decline in recognition of our partner’s share of losses incurred in connection with BWXT mPower™ reactor development efforts as a result of the restructuring of the mPower program.

Net loss attributable to noncontrolling interest decreased $5.6 million in the year ended December 31, 2014 compared to 2013, primarily attributable to a decline in recognition of our partner’s share of losses incurred in connection with BWXT mPower™ reactor development efforts as a result of the restructuring of the mPower program.

Provision for Income Taxes

	Year Ended December 31,
	2015	2014	2013
Income from Continuing Operations before Provision for Income Taxes	$221,065	$32,135	$285,512
Income Tax Provision	80,416	1,691	100,799
Effective Tax Rate	36.4%	5.3%	35.3%

We primarily operate in the United States and Canada. Beginning in the second quarter of 2015, we began recognizing our consolidated income tax provision based on the U.S. federal statutory rate of 35% due to the presumed repatriation of our Canadian earnings.

For the year ended December 31, 2015, our provision for income taxes increased $78.7 million to $80.4 million, while income before provision for income taxes increased $188.9 million to $221.1 million. Our effective tax rate was approximately 36.4% for 2015, as compared to 5.3% for 2014. Our effective tax rate for 2015 exceeded our statutory rate primarily due to the change in our tax footprint associated with the spin-off of our former Power Generation business, resulting in revaluations of deferred tax assets and liabilities as well as the need to recognize tax provision on our global earnings at our U.S. federal rate due to the likely repatriation of future foreign earnings. In addition, our effective tax rate is higher due to the increase in the valuation allowance related to fair market value adjustments on our Centrus investment and the loss of certain capital loss carry back opportunities. These amounts were partially offset due to the release of uncertain tax positions and adjustments related to the filing of our 2014 U.S. tax return. See discussion of our 2014 tax rate below.

For the year ended December 31, 2014, our provision for income taxes decreased $99.1 million to $1.7 million, while income before provision for income taxes decreased $253.4 million to $32.1 million. Our effective tax rate was approximately 5.3% for 2014, as compared to 35.3% for 2013. This decrease in our effective tax rate was primarily due to the impact of an increase in benefits from amended federal manufacturing deductions and the receipt of a favorable ruling from the Internal Revenue Service that retroactively reduced the U.S. tax owed on income from certain of our foreign joint ventures. In addition, our effective tax rate was lower due to the $14.2 million gain and fair market value adjustment related to our Centrus investment for which the related tax provision was offset by the reversal of a previously established valuation allowance related to prior impairments of the USEC investment. The significant decrease in income before provision for income taxes attributable to our mark to market pension adjustments also had an effect to the reduction of our effective tax rate in 2014 as compared to 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

Our overall liquidity position, which we generally define as our unrestricted cash and investments plus amounts available for borrowings under our credit facility, remained strong in 2015. Our liquidity position at December 31, 2015 decreased by approximately $482.1 million to $482.1 million from $964.2 million at December 31, 2014, mainly due to the refinancing of our credit facility and related factors discussed below that decreased our aggregate borrowing capacity by $600.0 million, partially offset by the changes in our cash flows from operating, investing and financing activities. We experienced net cash generated from operations in each of the years ended December 31, 2015, 2014 and 2013. Typically, the fourth quarter has been the period of highest cash flows from operating activities because of the timing of payments received from the U.S. Government on accounts receivable retainages and cash dividends received from our joint ventures.

Credit Facility

On May 11, 2015, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a five-year, senior secured revolving credit facility in an aggregate amount of up to $400 million, the full amount of which is available for the issuance of letters of credit, and a senior secured term loan facility of $300 million which was drawn upon closing on June 30, 2015. Obligations under the Credit Agreement are scheduled to mature on the fifth anniversary of its closing date. The proceeds of loans under the Credit Agreement were used to repay all indebtedness under our former secured credit facility, and remaining amounts are available for working capital needs and other general corporate purposes.

The Credit Agreement includes provisions for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $250 million for all incremental term loan, revolving credit borrowings and letter of credit commitments.

The Credit Agreement is (i) guaranteed by substantially all of our wholly owned domestic subsidiaries, excluding our captive insurance subsidiary, and (ii) secured by first-priority liens on certain assets owned by us and our guarantors (other than the our subsidiaries comprising our Nuclear Operations and Technical Services segments).

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

The Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which ratio may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At December 31, 2015 we were in compliance with all covenants set forth in the Credit Agreement.

Loans outstanding under the Credit Agreement bear interest at our option at either the LIBOR rate plus a margin ranging from 1.25% to 1.75% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month LIBOR rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 0.75% per year. Starting on the closing date of the Credit Agreement, we are charged a commitment fee on the unused portions of the revolving credit facility and term loan facility, and that fee varies between 0.150% and 0.250% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.75% and 1.05% per year is charged with respect to the amount of each performance letter of credit issued under the Credit Agreement. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Upon the closing of the Credit Agreement, we paid certain upfront fees to the lenders thereunder, and paid arrangement and other fees to the arrangers and agents of the Credit Agreement. At December 31, 2015, borrowings outstanding totaled $300.0 million and $0.0 million under our term loan and revolving line of credit, respectively, and letters of credit issued under the Credit Agreement totaled $82.2 million. As a result, we had $317.8 million available for borrowings or to meet letter of credit requirements as of December 31, 2015, excluding the additional $250 million available to us for term loan, revolving credit borrowings and letter of credit commitments.

Based on the current credit ratings of the Credit Agreement, the applicable margin for Eurocurrency rate loans is 1.25%, the applicable margin for base rate loans is 0.25%, the letter of credit fee for financial letters of credit is 1.25%, the letter of credit fee for performance letters of credit is 0.75%, and the commitment fee for unused portions of the Credit Agreement is 0.15%. The Credit Agreement does not have a floor for the base rate or the Eurocurrency rate. As of December 31, 2015, the interest rate on borrowings under our Credit Agreement was 1.67%.

The Credit Agreement generally includes customary events of default for a secured credit facility, some of which allow for an opportunity to cure. If an event of default relating to bankruptcy or other insolvency events occurs under the Credit Agreement, all obligations under the Credit Agreement will immediately become due and payable. If any other event of default exists under the Credit Agreement, the lenders will be permitted to accelerate the maturity of the obligations outstanding under the Credit Agreement. If any event of default occurs under the Credit Agreement, the lenders will be permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral.

If any default occurs under the Credit Agreement, or if we are unable to make any of the representations and warranties in the Credit Agreement, we will be unable to borrow funds or have letters of credit issued under the Credit Agreement.

Other Arrangements

We have posted surety bonds to support contractual obligations to customers relating to certain projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety’s discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2015, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $19.3 million.

OTHER

Cash, Cash Equivalents, Restricted Cash and Investments

In the aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by approximately $7.2 million to $182.4 million at December 31, 2015 from $189.6 million at December 31, 2014, primarily due to the items discussed below. Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
	(In thousands)
Domestic	$158,679	$159,770
Foreign	23,733	29,853

Total	$182,412	$189,623

Our working capital decreased by $55.3 million to $293.5 million at December 31, 2015 from $348.8 million at December 31, 2014, attributable primarily to changes in net contracts in progress and advance billings due to the timing of project cash flows.

Our net cash provided by operating activities was $330.2 million in the year ended December 31, 2015 compared to $74.9 million in the year ended December 31, 2014. This increase was largely attributable to improved project cash flows and working capital in relation to the prior year. In addition, we received a $94.8 million payment in connection with the ANI legal judgment during 2015.

Our net cash used in investing activities decreased by $127.9 million to $71.9 million in the year ended December 31, 2015 from cash used in investing activities of $199.8 million in the year ended December 31, 2014. The higher cash used in investing activities in 2014 was primarily attributable to the prior year acquisition of MEGTEC associated with our former Power Generation business.

Our net cash used in financing activities was $409.4 million in the year ended December 31, 2015, compared to cash provided by financing activities of $104.6 million in the year ended December 31, 2014. This increase in net cash used in financing activities was primarily attributable to cash divested in connection with the spin-off of our former Power Generation business. In addition, we borrowed less from our credit facility and repurchased fewer common shares during the 2015 period as compared to the prior year period.

At December 31, 2015, we had restricted cash and cash equivalents totaling $18.1 million, $2.7 million of which was held for future decommissioning of facilities (which we include in other assets on our consolidated balance sheets), and $15.4 million of which was held to meet reinsurance reserve requirements of our captive insurer.

At December 31, 2015, we had short-term and long-term investments with a fair value of $9.5 million. Our investment portfolio consists primarily of investments in corporate bonds, equities and highly liquid money market instruments. Our investments are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Based on our analysis of these available-for-sale investments, we recorded an impairment charge related to the Centrus common stock of $2.1 million and $4.2 million for the years ended December 31, 2015 and 2014, respectively.

Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

Our cash requirements as of December 31, 2015 under current contractual obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt principal	$300,000	$15,000	$30,000	$255,000	$—
Interest payments	$34,083	$6,924	$16,511	$10,648	$—
Lease payments	$10,152	$3,113	$5,413	$1,626	$—

We expect cash requirements totaling approximately $11.1 million for contributions to our pension plans in 2016. In addition, we anticipate cash requirements totaling approximately $3.1 million for contributions to our other postretirement benefit plans in 2016.

Our contingent commitments under letters of credit, bank guarantees and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)
$101,511	$97,467	$4,044	$—	$—

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents and our investment portfolio, which primarily consists of investments in highly liquid money market instruments denominated in U.S. dollars. Additionally, we hold corporate bonds, equities, mutual funds and commercial paper. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investments are primarily classified as available-for-sale.

We have exposure to changes in interest rates on the Credit Agreement (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”). At December 31, 2015, we had $300 million in outstanding borrowings under this facility, which has a capacity of $700 million. We have no material future earnings or cash flow exposures from changes in interest rates on our other long-term debt obligations.

We have operations in foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange (“FX”) rates or weak economic conditions in those foreign markets. In order to manage the risks associated with FX rate fluctuations, we attempt to hedge those risks with FX derivative instruments. Historically, we have hedged those risks with FX forward contracts. We do not enter into speculative derivative positions.

Interest Rate Sensitivity

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

	Principal Amount by Expected Maturity
	(In thousands)
At December 31, 2015:								Fair Value at
	Years Ending December 31,							December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	2015
Investments	$2,773	—	—	$2,628	—	$5,974	$11,375	$9,546
Average Interest Rate	0.34%	—	—	8.00%	—	0.15%
Long-term Debt	$15,000	$15,000	$15,000	$15,000	$240,000	—	$300,000	$304,925
Average Interest Rate	2.32%	2.85%	3.17%	3.39%	3.57%	—

At December 31, 2014:								Fair Value at
	Years Ending December 31,							December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2014
Investments	$2,398	—	—	—	$2,628	$7,364	$12,390	$12,443
Average Interest Rate	0.22%	—	—	—	8.00%	0.13%
Long-term Debt	$15,000	$15,000	$15,000	$15,000	$240,000	—	$300,000	$303,922
Average Interest Rate	1.82%	2.70%	3.37%	3.56%	3.88%	—

Exchange Rate Sensitivity

The following table provides information about our FX forward contracts outstanding at December 31, 2015 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average FX rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual FX rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands)
	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2016	December 31, 2015	Exchange Rate
Canadian Dollars	$25,244	$(3,790)	1.2064
U.S. Dollars (selling Canadian Dollars)	$3,279	$132	1.3280

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2017	December 31, 2015	Exchange Rate
Canadian Dollars	$10,287	$(432)	1.3227
U.S. Dollars (selling Canadian Dollars)	$3,758	$174	1.3209

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BWX Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of BWX Technologies, Inc. and subsidiaries (the “Company”) (formerly known as The Babcock & Wilcox Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BWX Technologies, Inc. and subsidiaries (formerly known as The Babcock & Wilcox Company) as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 24, 2016

BWX TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$154,729	$123,624
Restricted cash and cash equivalents	15,364	50,835
Investments	3,476	4,837
Accounts receivable – trade, net	153,326	165,144
Accounts receivable – other	22,444	6,094
Contracts in progress	265,770	290,622
Inventories	7,311	9,926
Deferred income taxes	—	38,320
Other current assets	24,874	32,127
Assets of discontinued operations – current	—	752,273

Total Current Assets	647,294	1,473,802

Property, Plant and Equipment	846,936	880,848
Less accumulated depreciation	578,092	573,048

Net Property, Plant and Equipment	268,844	307,800

Investments	6,070	7,606

Goodwill	168,434	169,914

Deferred Income Taxes	181,359	132,778

Investments in Unconsolidated Affiliates	32,088	31,256

Intangible Assets	58,328	60,227

Other Assets	19,722	50,133

Assets of Discontinued Operations – Non-current	—	623,420

TOTAL	$1,382,139	$2,856,936

See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current maturities of long-term debt	$15,000	$15,000
Accounts payable	74,130	88,985
Accrued employee benefits	67,603	85,433
Accrued liabilities – other	44,947	44,232
Advance billings on contracts	138,558	107,437
Accrued warranty expense	13,542	15,889
Income taxes payable	—	15,778
Liabilities of discontinued operations – current	—	446,882

Total Current Liabilities	353,780	819,636

Long-term Debt	285,000	285,000

Accumulated Postretirement Benefit Obligation	20,418	29,956

Environmental Liabilities	60,239	56,259

Pension Liability	358,512	308,927

Other Liabilities	24,555	43,126

Liabilities of Discontinued Operations – Non-current	—	299,831

Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 122,813,135 and 121,604,332 shares at December 31, 2015 and December 31, 2014, respectively	1,228	1,216
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; no shares issued	—	—
Capital in excess of par value	22,732	775,393
Retained earnings	739,350	642,489
Treasury stock at cost, 17,515,757 and 14,915,776 shares at December 31, 2015 and December 31, 2014, respectively	(498,346)	(423,990)
Accumulated other comprehensive income	752	3,596

Stockholders’ Equity – BWX Technologies, Inc.	265,716	998,704
Noncontrolling interest	13,919	15,497

Total Stockholders’ Equity	279,635	1,014,201

TOTAL	$1,382,139	$2,856,936

See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Revenues	$1,415,529	$1,450,610	$1,546,663

Costs and Expenses:
Cost of operations	1,027,437	1,153,034	1,012,392
Research and development costs	10,537	54,751	58,183
Losses (gains) on asset disposals and impairments, net	382	(671)	(132)
Selling, general and administrative expenses	207,761	230,377	197,724
Special charges for restructuring activities	16,608	20,908	21,256
Income related to litigation proceeds	(65,728)	—	—
Costs to spin-off the Power Generation business	25,987	161	—

Total Costs and Expenses	1,222,984	1,458,560	1,289,423

Equity in Income of Investees	13,396	33,075	49,671

Operating Income	205,941	25,125	306,911

Other Income (Expense):
Interest income	30,331	233	215
Interest expense	(10,181)	(7,087)	(2,653)
Other – net	(5,026)	13,864	(18,961)

Total Other Income (Expense)	15,124	7,010	(21,399)

Income from continuing operations before Provision for Income Taxes and noncontrolling interest	221,065	32,135	285,512
Provision for Income Taxes	80,416	1,691	100,799

Income from continuing operations before noncontrolling interest	140,649	30,444	184,713
Income (loss) from discontinued operations, net of tax	(9,203)	(8,987)	147,877

Net Income	$131,446	$21,457	$332,590

Net Loss Attributable to Noncontrolling Interest	19	7,931	13,488

Net Income Attributable to BWX Technologies, Inc.	$131,465	$29,388	$346,078

Amounts Attributable to BWX Technologies, Inc.’s Common Shareholders:
Income from continuing operations	$140,774	$38,740	$198,490
Income (loss) from discontinued operations	(9,309)	(9,352)	147,588

Net Income Attributable to BWX Technologies, Inc.	$131,465	$29,388	$346,078
Earnings per Common Share:
Basic:
Income from continuing operations	$1.32	$0.36	$1.77
Income (loss) from discontinued operations	(0.09)	(0.09)	1.32

Net Income Attributable to BWX Technologies, Inc.	$1.23	$0.27	$3.09
Diluted:
Income from continuing operations	$1.31	$0.36	$1.76
Income (loss) from discontinued operations	(0.09)	(0.09)	1.31

Net Income Attributable to BWX Technologies, Inc.	$1.22	$0.27	$3.07

Shares used in the computation of earnings per share (Note 18):
Basic	106,703,145	108,477,262	111,901,750
Diluted	107,583,022	108,761,092	112,685,417

See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net Income	$131,446	$21,457	$332,590

Other Comprehensive Income (Loss):
Currency translation adjustments	(12,483)	(26,905)	(2,518)
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $1,786, $824 and $1,518, respectively	(5,122)	(2,360)	(4,418)
Reclassification adjustment for losses included in net income, net of tax benefit of $(1,487), $(559) and $(973), respectively	4,230	1,610	2,942
Benefit obligations:
Unrecognized losses arising during the period, net of tax benefit of $381, $511 and $1,177, respectively	(733)	(840)	(1,928)
Recognition of benefit plan costs, net of tax benefit of $(581), $(1,547) and $(1,035), respectively	1,096	3,681	1,975
Investments:
Unrealized gains arising during the period, net of tax provision of $(4), $(75) and $(103), respectively	7	136	302
Reclassification adjustment for gains included in net income, net of tax provision of $124, $61 and $30, respectively	(221)	(111)	(769)

Other Comprehensive Loss	(13,226)	(24,789)	(4,414)

Total Comprehensive Income (Loss)	118,220	(3,332)	328,176

Comprehensive (Income) Loss Attributable to Noncontrolling Interest	(6)	7,968	13,522

Comprehensive Income Attributable to BWX Technologies, Inc.	$118,214	$4,636	$341,698

See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
		(In thousands, except share and per share amounts)
Balance December 31, 2012	119,608,026	$1,196	$713,257	$349,063	$32,728	$(109,809)	$986,435	$16,481	$1,002,916

Net income	—	—	—	346,078	—	—	346,078	(13,488)	332,590
Dividends declared ($0.34 per share)	—	—	—	(38,225)	—	—	(38,225)	—	(38,225)
Defined benefit obligations	—	—	—	—	47	—	47	—	47
Available-for-sale investments	—	—	—	—	(467)	—	(467)	—	(467)
Currency translation adjustments	—	—	—	—	(2,484)	—	(2,484)	(34)	(2,518)
Derivative financial instruments	—	—	—	—	(1,476)	—	(1,476)	—	(1,476)
Exercise of stock options	241,561	2	4,928	—	—	—	4,930	—	4,930
Contributions to thrift plan	464,451	5	13,934	—	—	—	13,939	—	13,939
Shares placed in treasury	—	—	—	—	—	(159,162)	(159,162)	—	(159,162)
Stock-based compensation charges	222,872	2	15,070	—	—	—	15,072	—	15,072
Contribution of in-kind services	—	—	—	—	—	—	—	15,794	15,794
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(499)	(499)

Balance December 31, 2013	120,536,910	$1,205	$747,189	$656,916	$28,348	$(268,971)	$1,164,687	$18,254	$1,182,941

Net income	—	—	—	29,388	—	—	29,388	(7,931)	21,457
Dividends declared ($0.40 per share)	—	—	—	(43,815)	—	—	(43,815)	—	(43,815)
Defined benefit obligations	—	—	—	—	2,841	—	2,841	—	2,841
Available-for-sale investments	—	—	—	—	25	—	25	—	25
Currency translation adjustments	—	—	—	—	(26,868)	—	(26,868)	(37)	(26,905)
Derivative financial instruments	—	—	—	—	(750)	—	(750)	—	(750)
Exercise of stock options	193,595	2	4,748	—	—	—	4,750	—	4,750
Contributions to thrift plan	436,246	4	13,721	—	—	—	13,725	—	13,725
Shares placed in treasury	—	—	—	—	—	(155,019)	(155,019)	—	(155,019)
Stock-based compensation charges	437,581	5	9,735	—	—	—	9,740	—	9,740
Contribution of in-kind services	—	—	—	—	—	—	—	5,831	5,831
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(620)	(620)

Balance December 31, 2014	121,604,332	$1,216	$775,393	$642,489	$3,596	$(423,990)	$998,704	$15,497	$1,014,201

Net income	—	—	—	131,465	—	—	131,465	(19)	131,446
Dividends declared ($0.32 per share)	—	—	—	(34,604)	—	—	(34,604)	—	(34,604)
Defined benefit obligations	—	—	—	—	363	—	363	—	363
Available-for-sale investments	—	—	—	—	(214)	—	(214)	—	(214)
Currency translation adjustments	—	—	—	—	(12,508)	—	(12,508)	25	(12,483)
Derivative financial instruments	—	—	—	—	(892)	—	(892)	—	(892)
Exercise of stock options	345,745	4	7,711	—	—	—	7,715	—	7,715
Contributions to thrift plan	149,753	1	4,530	—	—	—	4,531	—	4,531
Shares placed in treasury	—	—	—	—	—	(74,356)	(74,356)	—	(74,356)
Stock-based compensation charges	713,305	7	26,340	—	—	—	26,347	—	26,347
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(464)	(464)
Spin-off of Power Generation Business	—	—	(791,242)	—	10,407	—	(780,835)	(1,120)	(781,955)

Balance December 31, 2015	122,813,135	$1,228	$22,732	$739,350	$752	$(498,346)	$265,716	$13,919	$279,635

See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$131,446	$21,457	$332,590
Non-cash items included in net income from continuing operations:
Depreciation and amortization	78,621	105,798	70,525
Income of investees, net of dividends	1,947	18,763	11,537
Losses on asset disposals and impairments	26,441	12,543	1,049
Impairment of investments	2,140	—	19,139
Gain on exchange of USEC investment	—	(18,647)	—
In-kind research and development costs	—	5,831	15,794
Provision for (benefit from) deferred taxes	(38,493)	(95,697)	94,068
Recognition of (gains) losses for pension and postretirement plans	54,105	244,136	(219,915)
Stock-based compensation and thrift plan expense	31,699	23,461	29,006
Excess tax benefits from stock-based compensation	(396)	(588)	(177)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	40,094	(50,080)	19,726
Accounts payable	(23,985)	(81,044)	54,895
Contracts in progress and advance billings on contracts	57,174	(98,400)	(210,582)
Inventories	3,053	5,044	11,971
Income taxes	(6,991)	(1,259)	(6,364)
Accrued and other current liabilities	(5,533)	18,557	(28,499)
Pension liability, accrued postretirement benefit obligation and employee benefits	(37,474)	(42,264)	(68,961)
Other, net	16,316	7,314	12,084

NET CASH PROVIDED BY OPERATING ACTIVITIES	330,164	74,925	137,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash and cash equivalents	3,595	(8,552)	15,016
Purchases of property, plant and equipment	(68,335)	(76,029)	(64,950)
Acquisition of businesses, net of cash acquired	—	(127,703)	—
Purchase of intangible assets	—	(722)	(2,200)
Purchases of securities	(13,466)	(23,622)	(90,836)
Sales and maturities of securities	6,456	40,725	168,879
Proceeds from asset disposals	63	997	1,028
Investment in equity and cost method investees	(200)	(4,900)	(6,884)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(71,887)	(199,806)	20,053

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	—	(4,539)	(211)
Payment of debt issuance costs	(4,893)	(5,473)	—
Borrowings under short-term arrangements	—	2,967	484
Borrowings under Credit Agreement	177,350	1,156,100	—
Repayments under Credit Agreement	(177,350)	(856,100)	—
Repurchase of common shares	(69,747)	(149,774)	(157,093)
Dividends paid to common shareholders	(34,479)	(43,469)	(38,011)
Exercise of stock options	7,319	4,604	4,275
Excess tax benefits from stock-based compensation	396	588	177
Cash divested in connection with spin-off of Power Generation business	(307,562)	—	—
Other	(464)	(305)	(499)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(409,430)	104,599	(190,878)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(7,087)	(12,865)	(4,492)

TOTAL DECREASE IN CASH AND CASH EQUIVALENTS	(158,240)	(33,147)	(37,431)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	312,969	346,116	383,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$154,729	$312,969	$346,116

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,647	$6,061	$1,790
Income taxes (net of refunds)	$117,753	$74,734	$86,924
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$6,741	$7,219	$8,141

See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We have presented the consolidated financial statements of BWX Technologies, Inc. (“BWXT”) (formerly known as The Babcock & Wilcox Company) in U.S. dollars in accordance with accounting principles generally accepted in the United States (“GAAP”).

We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as “joint ventures.” We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at December 31, 2015 and for the year ended December 31, 2015. We present the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.

Unless the context otherwise indicates, “we,” “us” and “our” mean BWXT and its consolidated subsidiaries.

Spin-off

On June 30, 2015, we completed the spin-off of our former Power Generation business (the “spin-off”) into an independent, publicly traded company named Babcock & Wilcox Enterprises, Inc. (“BWE”). The separation was effected through a pro rata distribution of 100% of BWE’s common stock to BWXT’s stockholders. The distribution of BWE common stock consisted of one share of BWE common stock for every two shares of BWXT common stock to holders of our common stock on the record date of June 18, 2015. Cash was paid in lieu of any fractional shares of BWE common stock. Following the spin-off, BWXT did not retain any ownership interest in BWE. Prior to June 30, 2015, we completed an internal restructuring that reorganized the subsidiaries involved in our former Power Generation business and established BWE as the direct or indirect parent company of those subsidiaries. Concurrent with the spin-off, The Babcock & Wilcox Company was renamed BWX Technologies, Inc. The results of operations of our former Power Generation business are presented as discontinued operations on the condensed consolidated statements of income. See Note 2 for further information regarding the spin-off of BWE.

Reportable Segments

We operate in three reportable segments: Nuclear Operations, Technical Services and Nuclear Energy. Our former Power Generation business is now reported as discontinued operations. Prior to 2015, our mPower business was a separate reportable segment. In accordance with FASB Topic Segment Reporting, mPower no longer meets the quantitative threshold criteria to be considered a reportable segment and is now included in our “Other” category. This change in reportable segments had no impact on our previously reported results of operations, financial condition or cash flows. We have applied these changes in reportable segments to previously reported historical financial information and related disclosures included in this report. Our reportable segments are further described as follows:

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

•	Our Technical Services segment provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided to the DOE including the NNSA, the Office of Nuclear Energy, the Office of Science, and the Office of Environmental Management; the Department of Defense and NASA. Through this segment we deliver products and management solutions to nuclear operations and high-consequence manufacturing facilities. A significant portion of this segment’s operations are conducted through joint ventures.

•	Our Nuclear Energy segment supplies commercial nuclear steam generators and components to nuclear utility customers. BWXT has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. This segment is the only heavy nuclear component, N-Stamp certified manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development and metallurgy and materials engineering. In addition, this segment offers services for nuclear steam generators and balance of plant equipment, as well as nondestructive examination and tooling/repair solutions for other plant systems and components. This segment also offers engineering and licensing services for new nuclear plant designs.

For financial information about our segments, see Note 16 to our consolidated financial statements included in this report.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. Some of our more significant estimates include our estimate of costs to complete long-term construction contracts, estimates we make in selecting assumptions related to the valuations of our pension and postretirement plans, including the selection of our discount rates, mortality and expected rates of return on our pension plan assets, and estimates of costs to be incurred to satisfy contractual warranty requirements. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates. Variances could result in a material effect on our financial condition and results of operations in future periods.

Earnings Per Share

We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. We issue from time to time a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units and performance shares and performance units, subject to satisfaction of specific performance goals. We include the shares applicable to these plans in dilutive earnings per share when related performance criteria have been met.

Investments

Our investment portfolio consists primarily of highly liquid money market instruments, bonds and equities. Our investments are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income. We classify investments available for current operations in the consolidated balance sheets as current assets, while we classify investments held for long-term purposes as noncurrent assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other – net. The cost of securities sold is based on the specific identification method. We include interest on securities in interest income.

Foreign Currency Translation

We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income. We report foreign currency transaction gains and losses in income. We have included in other – net transaction gains (losses) of $(1.7) million, $0.1 million and $0.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. We include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when we believe collection is probable. In the year ended December 31, 2014, we executed a change order in our Nuclear Operations segment that increased the value of existing contracts by $70.5 million. We recognized $46.4 million of revenue for the cumulative effect of this contract change, as well as $25.8 million in cost of operations for the recognition of the associated costs being recovered during 2014. The impact of the executed change order increased diluted earnings per share by $0.12.

The following represent the components of our contracts in progress and advance billings on contracts included in our consolidated balance sheets:

	December 31,
	2015	2014
	(In thousands)
Included in Contracts in Progress:
Costs incurred less costs of revenue recognized	$36,029	$149,627
Revenues recognized less billings to customers	229,741	140,995

Contracts In Progress	$265,770	$290,622

Included In Advance Billings on Contracts:
Billings to customers less revenues recognized	$209,957	$130,247
Costs incurred less costs of revenue recognized	(71,399)	(22,810)

Advance Billings on Contracts	$138,558	$107,437

The following amounts represent retainages on contracts:

	December 31,
	2015	2014
	(In thousands)
Retainages expected to be collected within one year	$97,577	$83,890
Retainages expected to be collected after one year	1,740	1,731

Total retainages	$99,317	$85,621

We have included retainages expected to be collected in 2016 in accounts receivable – trade, net. Retainages expected to be collected after one year are included in other assets. Of the long-term retainages at December 31, 2015, we anticipate collecting $0.4 million in 2017 and $1.3 million in 2018.

Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	December 31,
	2015	2014
	(In thousands)
Currency translation adjustments	$7,820	$11,547
Net unrealized gain (loss) on available-for-sale investments	(49)	155
Net unrealized loss on derivative financial instruments	(688)	(123)
Unrecognized prior service cost on benefit obligations	(6,331)	(7,983)

Accumulated other comprehensive income	$752	$3,596

The amounts reclassified out of accumulated other comprehensive income by component and the affected consolidated statements of income line items are as follows:

	Year ended December 31,
	2015	2014	2013
Accumulated Other Comprehensive Income Component Recognized	(In thousands)			Line Item Presented
Realized (loss) gain on derivative financial instruments	$455	$683	$(1,600)	Revenues
	(6,259)	(2,798)	(2,174)	Cost of operations

	(5,804)	(2,115)	(3,774)	Total before tax
	1,492	546	972	Provision for Income Taxes

	$(4,312)	$(1,569)	$(2,802)	Net Income
Amortization of prior service cost on benefit obligations	$(1,508)	$(2,975)	$(2,041)	Cost of operations
	(35)	(1,795)	(197)	Selling, general and administrative expenses

	(1,543)	(4,770)	(2,238)	Total before tax
	501	1,362	752	Provision for Income Taxes

	$(1,042)	$(3,408)	$(1,486)	Net Income
Realized gains on investments	$343	$172	$799	Other-net
	(123)	(61)	(30)	Provision for Income Taxes

	$220	$111	$769	Net Income

Total reclassification for the period	$(5,134)	$(4,866)	$(3,519)

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

The following summarizes the changes in the carrying amount of accrued warranty expense:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of period	$15,889	$17,469	$25,343
Additions	1,223	1,268	2,018
Expirations and other changes(1)	(2,551)	(2,342)	(9,073)
Payments	(130)	(20)	(65)
Translation and other	(889)	(486)	(754)

Balance at end of period	$13,542	$15,889	$17,469

(1)	Includes discounts provided to customers in satisfaction of warranty obligations totaling $1.2 million in each of the years ended December 31, 2015, 2014 and 2013.

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

Substantially all of our asset retirement obligations relate to the remediation of our nuclear analytical laboratory and the NFS facility in our Nuclear Operations segment. The following table reflects our asset retirement obligations:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of period	$47,811	$44,771	$42,366
Additions/Adjustments	832	418	(109)
Accretion	2,158	2,622	2,514
Distributed in connection with the spin-off	(287)	—	—

Balance at end of period	$50,514	$47,811	$44,771

Research and Development

Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge the costs of research and development unrelated to specific contracts as incurred. Excluding customer-sponsored research and development, substantially all of these costs are related to our mPower program for the development of our BWXT mPower™ reactor and the associated power plant. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants. Research and development activities totaled $38.2 million, $124.3 million and $179.2 million in the years ended December 31, 2015, 2014 and 2013, respectively. This includes amounts paid for by our customers of $27.7 million, $41.7 million and $42.6 million, in the years ended December 31, 2015, 2014 and 2013, respectively, and DOE funds provided under the Funding Program of $27.8 million and $78.4 million in the years ended December 31, 2014 and 2013, respectively. Amounts provided under the Funding Program in the year ended December 31, 2013 include $21.5 million of pre-award cost reimbursement, $9.7 million of which related to research and development costs incurred in the year ended December 31, 2012.

During the years ended December 31, 2014 and 2013, we recognized $5.8 million and $15.8 million, respectively, of non-cash in-kind research and development costs (included above) related to services contributed by our minority partner to GmP, our majority-owned subsidiary formed in 2011 to oversee the program to develop the small modular nuclear power plant based on BWXT mPower™ technology.

Pension Plans and Postretirement Benefits

We sponsor various defined benefit pension and postretirement plans covering certain employees of our U.S. and Canadian subsidiaries. We utilize actuarial valuations to calculate the cost and benefit obligations of our pension and postretirement benefits. The actuarial valuations utilize significant assumptions in the determination of our benefit cost and obligations, including assumptions regarding discount rates, expected returns on plan assets, mortality and health care cost trends. We determine our discount rate based on a yield curve comprised of rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension and postretirement plan obligations. The expected rate of return on plan assets assumption is based on capital market assumptions of the long-term expected returns for the investment mix of assets currently in the portfolio. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the classes within the total asset portfolio. Expected health care cost trends represent expected annual rates of change in the cost of health care benefits and are estimated based on analysis of health care cost inflation. For the year ended December 31, 2014, we adjusted the mortality assumption for our domestic plans to reflect mortality improvements identified by the Society of Actuaries, adjusted for BWXT’s experience.

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

Inventories

We carry our inventory at the lower of cost or market. At December 31, 2015 and 2014, we had inventories totaling $7.3 million and $9.9 million, respectively, consisting entirely of raw materials and supplies.

Property, Plant and Equipment

We carry our property, plant and equipment at depreciated cost, less any impairment provisions. We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 33 years for buildings and three to 14 years for machinery and equipment. Our depreciation expense was $55.3 million, $72.1 million and $42.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.

Property, plant and equipment is stated at cost and is set forth below:

	December 31,
	2015	2014
	(In thousands)
Land	$8,589	$8,568
Buildings	146,028	141,927
Machinery and equipment	635,394	668,309
Property under construction	56,925	62,044

	846,936	880,848
Less accumulated depreciation	578,092	573,048

Net Property, Plant and Equipment	$268,844	$307,800

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

The following summarizes the changes in the carrying amount of goodwill:

	Nuclear Operations	Technical Services	Nuclear Energy	Total
	(In thousands)
Balance at December 31, 2013	$118,103	$45,000	$13,975	$177,078
Currency translation adjustments and other(1)	(7,164)	—	—	(7,164)

Balance at December 31, 2014	$110,939	$45,000	$13,975	$169,914
Currency translation adjustments and other	—	—	(1,480)	(1,480)

Balance at December 31, 2015	$110,939	$45,000	$12,495	$168,434

(1)	Includes adjustments resulting from acquisitions occurring prior to December 31, 2013 of $(7.2) million.

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

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Amortized intangible assets:
Gross cost:
Customer relationships	$20,790	$20,790	$20,790
Tradename	1,500	1,500	8,360
Unpatented technology	4,400	4,400	4,400
All other	2,200	2,200	2,200

Total	$28,890	$28,890	$35,750

Accumulated amortization:
Customer relationships	$(9,313)	$(8,224)	$(7,129)
Tradename	(1,125)	(975)	(6,542)
Unpatented technology	(3,312)	(2,872)	(2,438)
All other	(642)	(422)	(201)

Total	$(14,392)	$(12,493)	$(16,310)

Net amortized intangible assets	$14,498	$16,397	$19,440

Unamortized intangible assets:
NRC category 1 license	$43,830	$43,830	$43,830

The following summarizes the changes in the carrying amount of intangible assets:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of period	$60,227	$63,270	$65,105
Business acquisitions and adjustments	—	—	2,200
Amortization expense	(1,899)	(3,043)	(4,035)

Balance at end of period	$58,328	$60,227	$63,270

Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Year Ending December 31,	Amount
2016	$1,899
2017	$1,899
2018	$1,555
2019	$1,209
2020	$1,209

Other Non-Current Assets

We have included deferred debt issuance costs in other assets. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of period	$9,921	$6,502	$8,405
Additions	4,893	5,473	—
Interest expense – debt issuance costs	(1,852)	(2,054)	(1,903)
Distributed in connection with the spin-off	(6,221)	—	—

Balance at end of period	$6,741	$9,921	$6,502

Capitalization of Interest Cost

We capitalize interest in accordance with FASB Topic Interest. We incurred total interest of $10.9 million, $8.9 million and $4.4 million in the years ended December 31, 2015, 2014 and 2013, respectively, of which we capitalized $0.7 million, $1.8 million and $1.7 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents and Restricted Cash

Our cash equivalents are highly liquid investments, with maturities of three months or less when we purchase them.

We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2015, we had restricted cash and cash equivalents totaling $18.1 million, $2.7 million of which was held for future decommissioning of facilities (which is included in other assets on our consolidated balance sheets) and $15.4 million of which was held to meet reinsurance reserve requirements of our captive insurer. The reduction in 2015 was primarily attributable to cash transferred in connection with the spin-off.

Derivative Financial Instruments

Our Canadian operations give rise to exposure to market risks from changes in foreign currency exchange (“FX”) rates. We use derivative financial instruments, primarily FX forward contracts, to reduce the impact of changes in FX rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts that are denominated in currencies other than our operating entities’ functional currencies. We do not hold or issue derivative financial instruments for trading or other speculative purposes.

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

Self-Insurance

We have a wholly owned insurance subsidiary that provides employer’s liability, general and automotive liability and workers’ compensation insurance and, from time to time, builder’s risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in other liabilities on our consolidated balance sheets are reserves for self-insurance totaling $6.9 million and $31.7 million at December 31, 2015 and 2014, respectively. The reduction in 2015 was primarily attributable to reserves transferred in connection with the spin-off.

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

Recently Adopted Accounting Standards

In November 2015, the FASB issued an update to the Topic Income Taxes. This update requires that reporting entities classify deferred income tax assets and liabilities as non-current on the consolidated balance sheets. Deferred income taxes were previously required to be classified as current or non-current on the consolidated balance sheets based on the classification of the related asset or liability for which a temporary difference exists. We early adopted this update in the quarter ended December 31, 2015 and applied its provisions prospectively.

New Accounting Standards

In May 2014, the FASB issued the Topic Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in the Topic Revenue Recognition and most industry specific guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB deferred the effective date of this amendment until 2018. The update may be adopted either retrospectively to each prior period or as a cumulative-effect adjustment on the date of adoption. We are currently evaluating the impact of the adoption of this standard on our financial statements.

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

In April 2015, the FASB issued an update to the Topic Interest – Imputation of Interest. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, rather than recognizing debt issuance costs as an asset. This update will be effective for us in 2016. The impact of this update on our consolidated financial statements as of December 31, 2015 and 2014 would include a reclassification of unamortized debt issuance costs of $6.7 million and $9.9 million, respectively, from other non-current assets to long-term debt within the consolidated balance sheets. Other than these reclassifications, the adoption of this update would have no further impact on our financial position, results of operations or cash flows.

In July 2015, the FASB issued an update to the Topic Inventory. This update requires reporting entities measuring inventories under the first-in, first-out or average cost methods to measure inventory at the lower of cost or net realizable value, where net realizable value is “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” Inventory was previously required to be measured at the lower of cost or market value, where the measurement of market value had several potential outcomes. This update will be effective for us in 2017. We do not expect the adoption of this update to have a material impact on our financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

Spin-off of BWE

On June 30, 2015, we completed the spin-off of BWE to our stockholders through a stock distribution. BWE’s assets and business primarily consist of those that we previously reported as our Power Generation segment. In connection with the spin-off, our stockholders received 100% of the outstanding common stock of BWE. Prior to the completion of the spin-off, we made a cash payment to BWE totaling $132 million. In order to effect the distribution and govern our relationship with BWE after the distribution, we entered into a master separation agreement with BWE. In addition to the master separation agreement, we entered into other agreements with BWE in connection with the distribution, including a tax sharing agreement and transition services agreements.

Master Separation Agreement

The master separation agreement between us and BWE contains the key provisions relating to the separation of our former Power Generation business from us and the distribution of shares of BWE common stock. The master separation agreement identifies the assets that were transferred, liabilities that were assumed and contracts that were assigned to BWE by us or by BWE to us in the spin-off and describes how these transfers, assumptions and assignments occurred. Under the master separation agreement we also agreed to indemnify BWE against various claims and liabilities related to the past operation of our business (other than BWE’s business).

At the spin-off, we had outstanding performance guarantees for various projects executed by BWE in the normal course of business. These guarantees totaled $1,542 million and have expiration dates from 2015 to 2035. The master separation agreement requires that BWE use commercially reasonable efforts to terminate (or have it or one of its subsidiaries substituted for us) all existing guarantees by us relating to BWE, including financial, performance and other guarantee obligations. BWE is required to (i) use commercially reasonable efforts to perform all underlying obligations covered by the guarantees, (ii) take all actions to put us in the same position as if BWE, not us, had performed or were performing the guarantee obligations, and (iii) indemnify and hold us harmless for any losses arising from the guarantees. Moreover, to the extent that BWE fails to terminate or substitute any of the existing guarantees by the 24-month anniversary of the spin-off, BWE will be obligated to pay a quarterly carrying fee until the expiration of the guarantee or the termination or substitution of the guarantee, whichever occurs first. We estimated the fair value of these performance guarantees at June 30, 2015 to total $10.2 million and have recorded these amounts in other liabilities on our consolidated balance sheet.

As of December 31, 2015, we have been released from certain of these performance guarantees and have reduced the associated liability to $9.3 million accordingly. The remaining guarantees total approximately $1,072 million and have expiration dates ranging from 2016 to 2035. In February 2016, we were notified by BWE that we have been released from substantially all of these performances guarantees.

Tax Sharing Agreement

We and BWE have entered into an agreement providing for the sharing of taxes incurred before and after the distribution, various indemnification rights with respect to tax matters and restrictions to preserve the tax-free status of the distribution. Under the terms of the tax sharing agreement we entered into in connection with the spin-off, we will generally be responsible for 60% of any taxes imposed on us or BWE and its subsidiaries in the event that the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment. However, if the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment because of actions or failures to act by BWE, we would not be responsible for the related taxes associated with these actions. Conversely, if the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment because of actions or failures to act by us, we would be responsible for all related taxes associated with these actions.

Transition Services Agreements

Under the transition services agreements, we and BWE are providing each other certain transition services for a limited time. Such services include, among others, accounting, human resources, information technology, legal, risk management, tax and treasury services. In consideration for such services, we and BWE each pay fees to the other for the services provided, and those fees are generally in amounts intended to allow the party providing the services to recover its direct and indirect costs incurred in providing those services. The transition services agreements contain customary mutual indemnification provisions.

Financial Information

The following table presents selected financial information regarding the results of operations of our former Power Generation business through June 30, 2015 with certain tax related adjustments made during the six month period ended December 31, 2015:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenues	$830,234	$1,472,409	$1,722,545

Costs and Expenses:
Cost of operations	665,558	1,256,342	1,289,256
Research and development costs	8,480	18,483	21,043
Losses on asset disposals and impairments, net	8,963	1,752	1,181
Selling, general and administrative expenses(1)	108,911	206,175	181,658
Special charges for restructuring activities	7,666	20,183	18,343
Costs to spin-off	34,358	5,902	—

Total Costs and Expenses	833,936	1,508,837	1,511,481
Equity in Income (Loss) of Investees	(1,104)	8,681	18,387

Operating Income (Loss)	(4,806)	(27,747)	229,451
Other Income (Loss)	(1,693)	1,078	2,210

Income (Loss) before Provision for Income Taxes	(6,499)	(26,669)	231,661
Provision for (Benefit from) Income Taxes	2,704	(17,682)	83,784

Net Income (Loss)	(9,203)	(8,987)	147,877
Net Income Attributable to Noncontrolling Interest	(106)	(365)	(289)

Income (Loss) from Discontinued Operations	$(9,309)	$(9,352)	$147,588

(1)	Included in selling, general and administrative expenses are allocations of corporate administrative expenses of $28.0 million, $55.8 million and $52.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We incurred a total of approximately $66.5 million in total spin-off related costs through June 30, 2015, which includes approximately $29.8 million for professional services and $23.1 million of retention and severance-related charges. The majority of the remaining costs relate to the separation of our facilities and related infrastructure inclusive of information technology systems. Income from discontinued operations for the year ended December 31, 2015 includes $34.4 million of these charges and included in continuing operations are spin-off costs of $26.0 million for the year ended December 31, 2015. A total of $6.1 million was recognized in the year ended December 31, 2014.

The following table presents the carrying values of the major accounts of discontinued operations that are included in our December 31, 2014 condensed consolidated balance sheet (in thousands):

December 31, 2014
Cash and cash equivalents	$189,345
Restricted cash and cash equivalents	3,661
Accounts receivable – trade, net	265,456
Accounts receivable – other	38,205
Contracts in progress	107,751
Inventories	98,711
Deferred income taxes	35,158
Other current assets	13,986

Total Current Assets	$752,273

Net Property, plant and equipment	$128,835
Goodwill	209,277
Deferred income taxes	112,988
Investments in unconsolidated affiliates	109,248
Intangible assets	50,646
Other assets	12,426

Total Assets of Discontinued Operations	$1,375,693

Notes payable and current maturities of long-term debt	$3,215
Accounts payable	158,644
Accrued employee benefits	39,464
Accrued liabilities – other	59,726
Advance billings on contracts	148,098
Accrued warranty expense	37,735

Total Current Liabilities	$446,882

Long-term debt	$—
Accumulated postretirement benefit obligation	28,257
Pension liability	255,063
Other long-term liabilities	16,511

Total Liabilities of Discontinued Operations	$746,713

Following the completion of the spin-off on June 30, 2015, there were no assets or liabilities remaining from our Power Generation business.

The following table presents selected financial information regarding cash flows of our former Power Generation business that are included in the condensed consolidated statements of cash flows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Non-cash items included in net income (loss):
Depreciation and amortization	$21,458	$30,661	$23,892
Income (loss) of investees, net of dividends	(2,293)	(8,726)	(1,994)
Losses on asset disposals and impairments, net	10,544	5,989	1,181
Purchases of property, plant and equipment	11,494	15,449	15,280

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

At December 31, 2014, we had outstanding accounts receivable recorded within the consolidated financial statements for the Nuclear Projects business totaling $45.4 million. These amounts related to a reimbursable target cost subcontract pursuant to which we performed steam generator replacement installation services for the prime contractor at the Prairie Island Nuclear Generating Plant. As of December 31, 2015, there were no assets or liabilities remaining from the Nuclear Projects business.

In accordance with FASB Topic Presentation of Financial Statements – Discontinued Operations, the assets and results of operations of the Nuclear Projects business have been classified as continuing operations within the consolidated financial statements.

NOTE 3 – EQUITY METHOD INVESTMENTS

We have investments in entities that we account for using the equity method. The undistributed earnings of our equity method investees were $6.4 million and $6.1 million at December 31, 2015 and 2014, respectively.

Summarized below is combined balance sheet and income statement information for investments accounted for under the equity method:

	December 31,
	2015	2014
	(In thousands)
Current assets	$217,205	$177,895

Total Assets	$217,205	$177,895

Current liabilities	$138,982	$104,132
Owners’ equity	78,223	73,763

Total Liabilities and Owners’ Equity	$217,205	$177,895

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenues	$624,756	$1,463,678	$2,239,448
Gross profit	$33,397	$72,094	$111,488
Net Income	$33,406	$72,104	$111,478

Reimbursable costs recorded in revenues by the unconsolidated joint ventures in our Technical Services segment totaled $583.5 million, $1,386.6 million and $2,121.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

On January 8, 2013, we were notified that our joint venture, Nuclear Production Partners, LLC, was not selected to lead the NNSA’s combined Management and Operating contract for the Y-12 National Security Complex and Pantex Plant. Subsequently, we filed multiple protests with the Government Accountability Office in relation to the selection decision. On February 27, 2014, we received notification that our latest protest was dismissed. The transition of these facilities to the new contractor was completed on June 30, 2014, and is the primary cause of the decline in our equity method investments as of and for the periods ended December 31, 2015 and 2014.

Income taxes for the investees are the responsibility of the respective owners. Accordingly, no provision for income taxes has been recorded by the investees.

Reconciliation of net income per combined income statement information of our investees to equity in income of investees per our consolidated statements of income is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Equity income based on stated ownership percentages	$14,011	$34,700	$53,057
All other adjustments due to amortization of basis differences, timing of GAAP adjustments and other adjustments	(615)	(1,625)	(3,386)

Equity in income of investees	$13,396	$33,075	$49,671

Our transactions with unconsolidated affiliates were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Sales to	$18,458	$17,156	$28,650
Dividends received	$13,050	$43,112	$59,213
Capital contributions, net of returns	$200	$—	$—

NOTE 4 – SPECIAL CHARGES FOR RESTRUCTURING ACTIVITIES

Global Competitiveness Initiative

In the third quarter of 2012, we announced the Global Competitiveness Initiative (“GCI”) to enhance competitiveness, better position BWXT for growth and improve profitability. During the year ended December 31, 2013, we reduced our workforce and initiated other actions, resulting in $12.9 million of expenses related to employee termination benefits, $8.3 million of expenses related to consulting and GCI administrative costs and $0.1 million of expenses related to facility consolidation.

Other Restructuring Actions

In 2014, we began certain initiatives aimed at driving margin improvement in our Nuclear Energy segment. In the year ended December 31, 2015, we incurred $0.7 million of expenses related to employee termination benefits and facility consolidation. In the year ended December 31, 2014, we incurred $9.9 million of expenses related to this project, including $3.4 million of expenses related to employee termination benefits and $6.5 million of expenses related to facility consolidation.

In the year ended December 31, 2015, we also incurred $15.9 million of expenses related to the restructuring of our mPower program, which relates to asset impairments as a result of the significant adverse changes in the business prospects of the mPower program. In the year ended December 31, 2014, we also incurred $10.6 million of expenses related to the restructuring of our mPower program, including $7.3 million of expenses related to employee termination benefits, $3.0 million of expenses related to consulting and administrative costs and $0.3 million of expenses related to facility consolidation.

Additionally, we incurred expenses related to employee termination benefits totaling $0.4 million for the year ended December 31, 2014 related to restructuring of our Technical Services segment.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Liability balance at the beginning of the period	$4,967	$5,148	$—
Special charges for restructuring activities(1)	610	17,152	21,214
Payments	(4,352)	(16,967)	(16,066)
Translation and other	(324)	(366)	—

Liability balance at the end of the period	$901	$4,967	$5,148

(1)	Excludes non-cash charges of $16.0 million and $3.8 million for the years ended December 31, 2015 and 2014, respectively, which did not impact the restructuring liability.

At December 31, 2015, unpaid restructuring charges totaled $0.9 million for employee termination benefits. All restructuring programs were substantially complete as of June 30, 2015.

NOTE 5 – INCOME TAXES

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

We are currently under audit by various state and international authorities. With few exceptions, we do not have any returns under examination for years prior to 2011.

We apply the provisions of FASB Topic Income Taxes regarding the treatment of uncertain tax positions. A reconciliation of unrecognized tax benefits follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of period	$8,597	$4,943	$3,923
Increases based on tax positions taken in the current year	185	868	732
Increases based on tax positions taken in the prior years	—	3,396	1,323
Decreases based on tax positions taken in the prior years	(134)	(260)	(167)
Decreases due to settlements with tax authorities	(5,934)	(350)	—
Decreases due to lapse of applicable statute of limitation	(492)	—	(868)

Balance at end of period	$2,222	$8,597	$4,943

The unrecognized tax benefits balance of $2.2 million at December 31, 2015 would reduce our effective tax rate if recognized.

We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. During the year ended December 31, 2015, we recorded a decrease in our accruals of $0.4 million, resulting in recorded liabilities of approximately $0.2 million for the payment of tax-related interest and penalties. At December 31, 2014 and 2013, our recorded liabilities for the payment of tax-related interest and penalties totaled approximately $0.6 million and $0.3 million, respectively.

We believe that, within the next 12 months, it is reasonably possible that our previously unrecognized tax benefits could decrease by $0.5 million.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Pension liability	$131,652	$115,757
Accrued warranty expense	4,540	5,763
Accrued vacation pay	8,764	9,013
Accrued liabilities for self-insurance (including postretirement health care benefits)	8,654	13,517
Accrued liabilities for executive and employee incentive compensation	17,529	22,384
Environmental and products liabilities	20,861	22,250
Investments in joint ventures and affiliated companies	17,518	14,832
Long-term contracts	15,414	7,477
Net operating loss carryforward	—	887
State tax net operating loss carryforward	4,142	4,656
Foreign tax credit carryforward	170	—
Other	8,442	9,951

Total deferred tax assets	237,686	226,487
Valuation allowance for deferred tax assets	(17,752)	(14,239)

Deferred tax assets	219,934	212,248

Deferred tax liabilities:
Property, plant and equipment	8,242	14,091
Long-term contracts	9,849	9,623
Intangibles	21,698	24,012
Other	2,612	1,012

Total deferred tax liabilities	42,401	48,738

Net deferred tax assets	$177,533	$163,510

Income from continuing operations before provision for income taxes was as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
U.S.	$211,285	$50,617	$242,403
Other than U.S.	9,780	(18,482)	43,109

Income before provision for income taxes	$221,065	$32,135	$285,512

The components of income tax provision from continuing operations are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current:
U.S. – federal	$95,854	$60,662	$37,935
U.S. – state and local	3,498	9,376	4,902
Other than U.S.	(2,170)	(5,833)	(3,619)

Total current	97,182	64,205	39,218

Deferred:
U.S. – Federal	(25,981)	(58,235)	46,238
U.S. – State and local	3,423	(5,167)	2,419
Other than U.S.	5,792	888	12,924

Total deferred (benefit) provision	(16,766)	(62,514)	61,581

Provision for income taxes	$80,416	$1,691	$100,799

The following is a reconciliation of the income tax provision related to continuing operations from the U.S. statutory federal tax rate (35%) to the consolidated effective tax rate:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory (benefit) rate	35.0%	35.0%	35.0%
State and local income taxes	3.3	5.9	1.5
Foreign rate differential	(0.4)	5.3	(1.4)
Foreign operations	1.7	(1.8)	(0.1)
Tax credits	—	(3.6)	(2.8)
Dividends and deemed dividends from affiliates	—	(18.3)	—
Valuation allowances	1.6	(16.6)	2.2
Uncertain tax positions	(1.1)	2.0	0.2
Non-deductible expenses	0.4	7.7	0.3
Manufacturing deduction	(2.9)	(23.9)	(1.9)
Minority interest	0.3	6.4	1.7
Other	(1.5)	7.2	0.6

Effective tax rate	36.4%	5.3%	35.3%

At December 31, 2015, we had a valuation allowance of $17.8 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.

The following is an analysis of our valuation allowance for deferred tax assets:

	Beginning Balance	Charges To Costs and Expenses	Charged To Other Accounts	Ending Balance
	(In thousands)
Year Ended December 31, 2015	$(14,239)	(3,513)	—	$(17,752)
Year Ended December 31, 2014	$(19,585)	5,346	—	$(14,239)
Year Ended December 31, 2013	$(13,442)	(6,143)	—	$(19,585)

We have state net operating losses of $6.4 million ($4.1 million net of federal tax benefit) available to offset future taxable income in various states. Our state net operating loss carryforwards begin to expire in the year 2018. We are carrying a valuation allowance of $5.4 million ($3.5 million net of federal tax benefit) against the deferred tax asset related to the state loss carryforwards.

The Company has also accrued U.S. taxes related to the potential distribution of accumulated earnings from foreign subsidiaries. For the year ended December 31, 2015, the undistributed earnings of these subsidiaries were $32.3 million. Deferred income tax liabilities including withholding taxes of approximately $2.6 million have been established and would be payable upon the distribution of these earnings.

NOTE 6 – LONG-TERM DEBT AND NOTES PAYABLE

Our long-term debt consists of the following:

	December 31,
	2015	2014
	(In thousands)
Secured Debt:
Credit Facility	$300,000	$300,000
Less: Amounts due within one year	15,000	15,000

Long-term debt	$285,000	$285,000

Maturities of long-term debt during the five years subsequent to December 31, 2015 are as follows: 2016 – $15.0 million; 2017 – $15.0 million; 2018 – $15.0 million; 2019 – $15.0 million; and 2020 – $240.0 million.

Credit Facility

On May 11, 2015, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a five-year, senior secured revolving credit facility in an aggregate amount of up to $400 million, the full amount of which is available for the issuance of letters of credit, and a senior secured term loan facility of $300 million which was drawn upon closing on June 30, 2015. Obligations under the Credit Agreement are scheduled to mature on the fifth anniversary of its closing date. The proceeds of loans under the Credit Agreement were used to repay all indebtedness under our former secured credit facility, and remaining amounts are available for working capital needs and other general corporate purposes.

The Credit Agreement includes provisions for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $250 million for all incremental term loan, revolving credit borrowings and letter of credit commitments.

The Credit Agreement is (i) guaranteed by substantially all of our wholly owned domestic subsidiaries, excluding our captive insurance subsidiary, and (ii) secured by first-priority liens on certain assets owned by us and the guarantors (other than the our subsidiaries comprising our Nuclear Operations and Technical Services segments).

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

The Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which ratio may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At December 31, 2015 we were in compliance with all covenants set forth in the Credit Agreement.

Loans outstanding under the Credit Agreement bear interest at our option at either the LIBOR rate plus a margin ranging from 1.25% to 1.75% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month LIBOR rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 0.75% per year. Starting on the closing date of the Credit Agreement, we are charged a commitment fee on the unused portions of the revolving credit facility and term loan facility, and that fee varies between 0.150% and 0.250% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.75% and 1.05% per year is charged with respect to the amount of each performance letter of credit issued under the Credit Agreement. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Upon the closing of the Credit Agreement, we paid certain upfront fees to the lenders thereunder, and paid arrangement and other fees to the arrangers and agents of the Credit Agreement. At December 31, 2015, borrowings outstanding totaled $300.0 million and $0.0 million under our term loan and revolving line of credit, respectively, and letters of credit issued under the Credit Agreement totaled $82.2 million. As a result, we had $317.8 million available for borrowings or to meet letter of credit requirements as of December 31, 2015, excluding the additional $250 million available to us for term loan, revolving credit borrowings and letter of credit commitments.

Based on the current credit ratings of the Credit Agreement, the applicable margin for Eurocurrency rate loans is 1.25%, the applicable margin for base rate loans is 0.25%, the letter of credit fee for financial letters of credit is 1.25%, the letter of credit fee for performance letters of credit is 0.75%, and the commitment fee for unused portions of the Credit Agreement is 0.15%. The Credit Agreement does not have a floor for the base rate or the Eurocurrency rate. As of December 31, 2015, the interest rate on borrowings under our Credit Agreement was 1.67%.

The Credit Agreement generally includes customary events of default for a secured credit facility, some of which allow for an opportunity to cure. If an event of default relating to bankruptcy or other insolvency events occurs under the Credit Agreement, all obligations under the Credit Agreement will immediately become due and payable. If any other event of default exists under the Credit Agreement, the lenders will be permitted to accelerate the maturity of the obligations outstanding under the Credit Agreement. If any event of default occurs under the Credit Agreement, the lenders will be permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral.

If any default occurs under the Credit Agreement, or if we are unable to make any of the representations and warranties in the Credit Agreement, we will be unable to borrow funds or have letters of credit issued under the Credit Agreement.

Other Arrangements

We have posted surety bonds to support contractual obligations to customers relating to certain projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety’s discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2015, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $19.3 million.

NOTE 7 – PENSION PLANS AND POSTRETIREMENT BENEFITS

We have historically provided defined benefit retirement benefits, primarily through noncontributory pension plans, for most of our regular employees. As of 2006, our retirement plans for U.S.-based employees were closed to new entrants for our corporate employees and were closed to new salaried plan entrants for our existing plans. The plans have also been closed to new hourly employees at certain locations.

Effective December 31, 2015, benefit accruals for salaried employees covered by, and continuing to accrue service and salary adjusted benefits under our major U.S. and Canadian defined benefit qualified pension plans ceased. Furthermore, effective January 1, 2016, we will make service-based, cash contributions to a defined contribution plan for those employees impacted by the plan freeze.

Effective January 1, 2012, a defined contribution component was adopted applicable to BWXT Canada, Ltd. (the “Canadian Plans”). Any employee with less than two years of continuous service as of December 31, 2011 was enrolled in the defined contribution component of the Canadian Plans as of January 1, 2012 or upon the completion of six months of continuous service, whichever is later. These and future employees will not be eligible to enroll in the defined benefit component of the Canadian Plans. Additionally, during the third quarter of 2014, benefit accruals under certain hourly Canadian pension plans were ceased with an effective date of January 1, 2015. This amendment to the Canadian Plans is reflected as a curtailment in 2014.

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

Obligations and Funded Status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2015	2014	2015	2014
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$1,652,271	$1,487,944	$73,484	$63,893
Service cost	23,562	24,316	690	758
Interest cost	63,867	68,190	2,600	2,823
Plan participants’ contributions	84	88	629	769
Curtailments	(9)	917	—	—
Amendments	1,737	305	(623)	—
Acquisition	—	682	—	—
Settlements	(8,407)	(21,182)	—	—
Actuarial loss (gain)	(45,970)	210,040	(8,371)	9,581
Transfers	(14,568)	(20,058)	(2,046)	(292)
Foreign currency exchange rate changes	(23,081)	(14,391)	(979)	(675)
Benefits paid	(83,581)	(84,580)	(2,596)	(3,373)

Benefit obligation at end of period	$1,565,905	$1,652,271	$62,788	$73,484

Change in plan assets:
Fair value of plan assets at beginning of period	$1,343,918	$1,263,325	$41,751	$43,274
Actual return on plan assets	(18,819)	160,293	84	(415)
Plan participants’ contributions	84	88	629	769
Company contributions	12,872	57,011	1,346	1,496
Settlements	(8,407)	(21,182)	—	—
Transfers	(13,154)	(17,271)	—	—
Foreign currency exchange rate changes	(23,099)	(13,766)	—	—
Benefits paid	(83,581)	(84,580)	(2,591)	(3,373)

Fair value of plan assets at the end of period	1,209,814	1,343,918	41,219	41,751

Funded status	$(356,091)	$(308,353)	$(21,569)	$(31,733)

Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$(2,902)	$(2,782)	$(1,151)	$(1,777)
Accumulated postretirement benefit obligation	—	—	(20,418)	(29,956)
Pension liability	(357,163)	(307,255)	—	—
Prepaid pension	3,974	1,684	—	—

Accrued benefit liability, net	$(356,091)	$(308,353)	$(21,569)	$(31,733)

Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost (credit)	$12,019	$12,073	$(2,491)	$(2,181)

Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$1,435,815	$1,550,513	N/A	N/A
Accumulated benefit obligation	$1,435,815	$1,543,269	$62,788	$73,484
Fair value of plan assets	$1,075,749	$1,241,981	$41,219	$41,751
Plans with plan assets in excess of accumulated benefit obligation
Projected benefit obligation	$130,090	$101,758	N/A	N/A
Accumulated benefit obligation	$130,090	$100,325	$—	$—
Fair value of plan assets	$134,065	$101,937	$—	$—

	Pension Benefits Year Ended December 31,			Other Benefits Year Ended December 31,
	2015	2014	2013	2015	2014	2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$23,562	$24,316	$31,136	$690	$758	$981
Interest cost	63,867	68,190	64,941	2,600	2,823	2,767
Expected return on plan assets	(90,137)	(85,158)	(85,153)	(2,348)	(2,295)	(2,116)
Amortization of prior service cost	1,797	2,214	2,386	(254)	(163)	(148)
Recognized net actuarial loss (gain)	60,863	132,901	(114,612)	(6,207)	8,607	(16,183)

Net periodic benefit cost (income)	$59,952	$142,463	$(101,302)	$(5,519)	$9,730	$(14,699)

Net periodic benefit cost related to our pension plans is calculated in accordance with GAAP. In addition, we calculate pension costs in accordance with U.S. cost accounting standards (“CAS”) for purposes of cost recovery on our U.S. Government contracts to the extent applicable. See further discussion of CAS pension costs in our discussion of Critical Accounting Policies and Estimates included in Item 7 of this report.

Recognized net actuarial loss (gain) consists primarily of our reported actuarial loss (gain), curtailments, and the difference between the actual return on plan assets and the expected return on plan assets. Additionally, we adjusted our mortality assumption in the year ended December 31, 2014, resulting in a $70.9 million increase in our pension liability. As discussed in Note 16, we have excluded the recognized net actuarial loss (gain) from our reportable segments and such amount has been reflected in Note 16 as the Mark to Market Adjustment in the reconciliation of reportable segment income to consolidated operating income. The recognized net actuarial loss (gain) and the affected consolidated statements of income line items are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cost of operations	$51,588	$129,313	$(107,250)
Selling, general and administrative expenses	3,066	11,826	(23,383)
Other-net	2	369	(162)

Total	$54,656	$141,508	$(130,795)

Additional Information

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2015	2014	2015	2014
	(In thousands)
Increase (decrease) in accumulated other comprehensive income due to actuarial losses – before taxes	$(1,737)	$(1,351)	$623	$—

In the current fiscal year, we have recognized expense (income) in other comprehensive income as a component of net periodic benefit cost of approximately $1.8 million and $(0.3) million for our pension benefits and other benefits, respectively. In the next fiscal year, we expect to recognize expense (income) in other comprehensive income as a component of net periodic benefit cost of approximately $1.9 million and $(0.3) million for our pension benefits and other benefits, respectively.

Assumptions

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	4.27%	4.00%	4.24%	3.91%
Rate of compensation increase	—	2.57%	—	—
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.00%	4.78%	3.91%	4.63%
Expected return on plan assets	7.04%	7.02%	5.72%	5.73%
Rate of compensation increase	2.57%	2.60%	—	—

The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, we use a building-block approach. Historic real return trends for the various asset classes in the plan’s portfolio are combined with anticipated future market conditions to estimate the real rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the classes within the total asset portfolio. We are using an expected return on plan assets assumption of 7.2% for the majority of our existing pension plan assets (approximately 89% of our total pension assets at December 31, 2015).

Our existing other benefit plans are unfunded, with the exception of the NFS postretirement benefit plans. These plans provide health benefits to certain salaried and hourly employees, as well as retired employees, of NFS. All of the assets for these postretirement benefit plans are contributed into a Voluntary Employees’ Beneficiary Association trust.

	2015	2014
Assumed health care cost trend rates at December 31
Health care cost trend rate assumed for next year	8.50%	7.50%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2024	2021

Assumed health care cost trend rates have a significant effect on the amounts we report for our health care plan. A one-percentage-point change in our assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost	$379	$(314)
Effect on postretirement benefit obligation	$6,551	$(5,506)

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

Domestic Plans

We sponsor the following domestic defined benefit plans:

•	BWXT Retirement Plan (covering Nuclear Operations and Technical Services segment employees and Corporate employees);

•	Nuclear Fuel Services, Inc. Retirement Plan for Salaried Employees; and

•	Nuclear Fuel Services, Inc. Retirement Plan for Hourly Employees.

The assets of the domestic pension plans are commingled for investment purposes and held by the trustee in the BWXT Master Trust (the “Master Trust”). For the years ended December 31, 2015 and 2014, the investment return on domestic plan assets of the Master Trust (net of deductions for management fees) was approximately (1)% and 14%, respectively.

The following is a summary of the asset allocations for the Master Trust at December 31, 2015 and 2014 by asset category:

	2015	2014
Asset Category:
Fixed Income (excluding U. S. Government Securities)	37%	38%
Commingled and Mutual Funds	30%	33%
U.S. Government Securities	14%	15%
Partnerships with Security Holdings	9%	5%
Equity Securities	6%	7%
Real Estate	1%	1%
Other	3%	1%

Total	100%	100%

The target allocation for 2016 for the domestic plans, by asset class, is as follows:

Asset Class:
Fixed Income	55%
Equities	45%

Foreign Plans

We sponsor various plans through certain of our Canadian subsidiaries.

The combined weighted average asset allocations of these plans at December 31, 2015 and 2014 by asset category were as follows:

	2015	2014
Asset Category:
Equity Securities and Commingled Mutual Funds	56%	59%
Fixed Income	42%	39%
Other	2%	2%

Total	100%	100%

The target allocation for 2016 for the foreign plans, by asset class, is as follows:

Canadian Plans
Asset Class:
U. S. Equity	13%
Global Equity	42%
Fixed Income	45%

Fair Value

See Note 15 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total investments for our plans measured at fair value at December 31, 2015:

	12/31/15	Level 1	Level 2	Level 3
	(In thousands)
Pension and Other Benefits:
Fixed Income	$472,307	$—	$472,307	$—
Equities	64,601	64,601	—	—
Commingled and Mutual Funds	421,581	17,991	403,590	—
U.S. Government Securities	155,543	151,799	3,744	—
Partnerships with Security Holdings	93,828	—	—	93,828
Real Estate	3,645	—	—	3,645
Cash and Accrued Items	39,528	34,133	5,395	—

Total Assets	$1,251,033	$268,524	$885,036	$97,473

The following is a summary of total investments for our plans measured at fair value at December 31, 2014:

	12/31/14	Level 1	Level 2	Level 3
	(In thousands)
Pension and Other Benefits:
Fixed Income	$521,334	$—	$521,334	$—
Equities	78,362	78,362	—	—
Commingled and Mutual Funds	504,856	20,187	484,669	—
U.S. Government Securities	179,560	171,084	8,476	—
Partnerships with Security Holdings	61,594	—	—	61,594
Real Estate	2,689	—	—	2,689
Cash and Accrued Items	37,274	32,370	4,904	—

Total Assets	$1,385,669	$302,003	$1,019,383	$64,283

The following is a summary of the changes in the Plans’ Level 3 instruments measured on a recurring basis for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$64,283	$68,228
Issuances and acquisitions	2,950	5,753
Dispositions	(24,202)	(19,216)
Realized gain	17,721	13,838
Unrealized loss	(11,002)	(4,320)
Transfer of Level 3 assets in conjunction with the spin-off	47,723	—

Balance at end of period	$97,473	$64,283

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

Cash Flows

	Domestic Plans		Foreign Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2016	$1,780	$2,045	$6,399	N/A
Expected benefit payments:
2016	$84,260	$2,848	$6,035	$277
2017	86,562	3,062	6,174	288
2018	88,723	3,349	6,383	306
2019	90,479	3,650	6,541	304
2020	91,837	3,865	6,706	311
2021-2025	468,785	20,228	35,917	1,683

Defined Contribution Plans

We provide benefits under the Supplemental Executive Retirement Plan of BWX Technologies, Inc. (the “SERP Plan”), which is a defined contribution plan. We recorded expense related to the SERP Plan of approximately $0.4 million, $0.5 million and $0.5 million in the years ended December 31, 2015, 2014 and 2013, respectively.

We also provide benefits under the BWXT Thrift Plan (the “Thrift Plan”). The Thrift Plan generally provides for matching employer contributions of 50% of participants’ contributions up to 6% of compensation. These matching employer contributions are typically made in shares of BWXT common stock. Effective May 1, 2015, these matching employer contributions are made in cash. We also provide service-based cash contributions under the Thrift Plan to employees not accruing benefits under our defined benefit plans. Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $17.5 million, $18.1 million and $16.7 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Effective January 1, 2012, we adopted The BWX Technologies, Inc. Defined Contribution Restoration Plan (the “Restoration Plan”) to restore benefits that would be provided to participants in the Thrift Plan but are precluded by the application of certain sections of the Internal Revenue Code of 1986, as amended (the “Code”). Each participant who is precluded from receiving the full amount of service-based contributions otherwise provided under the Thrift Plan in a plan year by the application of Code Section 401(a)(17) or 415(c) shall be credited with an employer service-based contribution for such plan year equal to the excess of the amount of service-based contributions that would have been made to the participant’s Thrift Plan account without the application of Code Section 401(a)(17) and 415(c) for the plan year over the amount of service-based contribution actually made to such participant’s Thrift Plan account for the plan year. In addition, the Restoration Plan permits participants who are precluded from making the full amount of employee contributions to the Thrift Plan and receiving associated employer matching contributions by the application of Code Sections 401(a)(17) and 415(c) to elect to make deferral contributions and receive associated employer matching contributions under the Restoration Plan. Amounts charged to expense under the Restoration Plan totaled approximately $0.1 million, $0.2 million and $0.2 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Effective January 1, 2012, a defined contribution component was added to those Canadian Plans previously offering defined benefits to salaried employees. As of January 1, 2012, we made cash, service-based contributions under this arrangement. The amount charged to expense for employer contributions was approximately $0.7 million, $0.3 million and $0.4 million in the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 8 – CAPITAL STOCK

In May 2013, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million that expired on December 10, 2015. In February 2014, our Board of Directors authorized an additional aggregate market value repurchase of our common stock of up to $250 million that expires on February 25, 2016. On October 30, 2015, our Board of Directors authorized an additional share repurchase of up to an aggregate market value of $300 million during a two-year period from February 26, 2016 to February 26, 2018.

In the year ended December 31, 2015, we repurchased 2,429,016 shares of common stock for approximately $69.7 million. In the year ended December 31, 2014, we repurchased 4,687,500 shares of common stock for approximately $149.7 million, and in the year ended December 31, 2013, we repurchased 5,620,690 shares of common stock for approximately $157.0 million. As of December 31, 2015, we had approximately $231.5 million available to us for share repurchase under the programs described above.

NOTE 9 – STOCK-BASED COMPENSATION

2010 Long-Term Incentive Plan of BWX Technologies, Inc.

We established the 2010 Long-Term Incentive Plan of BWX Technologies, Inc. (the “Plan”), and amended and restated the Plan July 1, 2015. Members of the Board of Directors, executive officers, key employees and consultants are eligible to participate in the Plan. The Compensation Committee of the Board of Directors selects the participants for the Plan. The Plan provides for a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units, performance shares and performance units, subject to satisfaction of specific performance goals. Shares subject to awards under the Plan that are cancelled, forfeited, terminated or expire unexercised, shall immediately become available for the granting of awards under this Plan. As part of the approval of the Plan, 10,000,000 shares of common stock were initially authorized for issuance through the Plan, with an additional 2,300,000 authorized for issuance during the year ended December 31, 2014. Options to purchase shares are granted at not less than 100% of the fair market value closing price on the date of grant, become exercisable at such time or times as determined when granted and expire not more than ten years after the date of grant.

At December 31, 2015, we had awarded 8,036,961 shares under the Plan and had a total of 4,263,039 shares of our common stock available for future awards. In the event of a change in control of our company, the terms of the awards under the Plan contain provisions that may cause restrictions to lapse and accelerate the vesting of plan awards.

Long-Term Incentive Plan of BWXT Technical Services Group, Inc.

In June 2012, we established the 2012 Long-Term Incentive Plan of BWXT Technical Services Group, Inc., a cash-settled plan for employees of certain subsidiaries and unconsolidated affiliates as selected by the plan committee. The cash-settled plan provides for a number of forms of stock-based compensation, including stock appreciation rights, restricted stock units and performance units, subject to satisfaction of specific performance goals. Stock appreciation rights are granted at not less than 100% of the fair market value closing price of a share of BWXT common stock on the date of grant, become exercisable at such time or times as determined when granted and expire not more than ten years after the date of grant. Stock appreciation rights are cash settled for the excess of the market price of BWXT common stock on the exercise date minus the exercise price. Restricted stock units and performance units are cash settled upon vesting as determined when granted. We will not issue any shares of BWXT common stock under this plan, as all awards are cash settled.

In the event of a change in control of our company, the terms of the awards under the cash-settled plan contain provisions that may cause restrictions to lapse and accelerate the vesting of plan awards.

Impact of the Spin-off on our Equity-Based Compensation Awards

In connection with the spin-off, in accordance with the provisions of the Plan, conversion adjustments were made to our outstanding non-qualified stock options, performance shares and restricted stock units. The conversion of these awards was designed to preserve the intrinsic value of the original award which resulted in no incremental compensation expense. The awards continue to vest over the original vesting period and to the extent that the adjusted awards had previously vested, the adjusted awards are also vested.

Each outstanding option or restricted stock unit award that was granted during 2015 to officers or employees of the Company who remained officers or employees of BWXT were replaced with an adjusted BWXT award. In addition, outstanding option or restricted stock unit award that were granted during 2015 to a person who became an officer or employee of BWE immediately after the spin-off was replaced with a substitute BWE award.

Outstanding options or restricted stock units that were granted prior to 2015 were replaced with both an adjusted BWXT award and a substitute BWE award. Outstanding performance share awards granted prior to 2015 were converted into unvested restricted stock units of both BWXT and BWE.

Total stock-based compensation expense for all of our plans recognized for the years ended December 31, 2015, 2014 and 2013 totaled $25.9 million, $8.6 million and $14.2 million, respectively, with associated tax benefit recognized for the years ended December 31, 2015, 2014 and 2013 totaling $9.0 million, $2.7 million and $5.4 million, respectively. We recognized $13.2 million of stock-based compensation expense during the nine months ended September 30, 2015 as costs to spin-off the Power Generation business. This expense related primarily to equity retention awards and expense acceleration associated with employee terminations.

As of December 31, 2015, unrecognized estimated compensation expense related to nonvested awards was $12.6 million, which is expected to be recognized over a weighted-average period of 1.8 years.

BWXT Stock Options

The fair value of each option grant was estimated at the date of grant using Black-Scholes, with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.33%	0.97%	0.56%
Expected volatility	.29	.30	.33
Expected life of the option in years	4.04	3.76	3.93
Expected dividend yield	1.27%	1.22%	1.19%

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

The following table summarizes activity for our stock options for the year ended December 31, 2015 (share data in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	2,547	$29.15
Granted	1,470	30.46
Exercised	(346)	21.17
Cancelled/expired/forfeited	(290)	26.43
Impact of the spin-off	(683)	N/A

Outstanding at end of period(1)	2,698	$23.01	5.3 Years	$23.7

Exercisable at end of period	1,398	$22.42	3.7 Years	$13.1

(1)	The weighted-average exercise price has been adjusted to reflect the conversion that occurred at spin-off.

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.

The weighted-average fair value of the stock options granted in the years ended December 31, 2015, 2014 and 2013 was $6.59, $7.03 and $6.41, respectively.

During the years ended December 31, 2015, 2014 and 2013, the total intrinsic value of stock options exercised was $3.3 million, $2.1 million and $2.3 million, respectively. The actual tax benefits realized related to the stock options exercised during the year ended December 31, 2015 was $0.5 million.

BWXT Performance Shares

Nonvested performance shares as of December 31, 2015 and changes during the year ended December 31, 2015 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	535	$30.64
Adjustment to assumed vesting percentage	427	26.13
Granted	—	N/A
Vested	—	N/A
Cancelled/forfeited	(348)	26.34
Impact of the spin-off	4	N/A
Transfer to restricted stock units at spin-off	(618)	N/A

Nonvested at end of period	—	N/A

As a result of the spin-off, outstanding Company performance share awards granted prior to 2015 were converted into unvested rights to receive the value of deemed target performance in unrestricted shares of Company common stock and BWE common stock.

BWXT Restricted Stock Units

Nonvested restricted stock units as of December 31, 2015 and changes during the year ended December 31, 2015 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	376	$29.33
Granted	640	30.04
Vested	(453)	24.38
Cancelled/forfeited	(99)	25.96
Impact of the spin-off	(205)	N/A
Transfer from performance shares at spin-off	618	N/A

Nonvested at end of period(1)	877	$21.34

(1)	The weighted-average grant date fair value has been adjusted to reflect the conversion that occurred at spin-off.

The actual tax benefits realized related to the restricted stock units vested during the year ended December 31, 2015 were $3.0 million.

Cash-Settled Stock Appreciation Rights

The fair value of each stock appreciation right grant was calculated at the grant date using Black-Scholes and was remeasured at the end of the reporting period with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.05%	1.12%	0.77%
Expected volatility	.22	.25	0.30
Expected life of the option in years	2.21	3.21	3.21
Expected dividend yield	0.76%	1.42%	1.19%

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

The following table summarizes activity for our stock appreciation rights for the year ended December 31, 2015 (unit data in thousands):

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	103	$28.72
Granted	41	30.92
Exercised	(32)	21.95
Cancelled/expired/forfeited	—	N/A
Impact of the spin-off	7	N/A

Outstanding at end of period(1)	119	$23.04	6.7 Years	$1.0

Exercisable at end of period	32	$21.37	4.3 Years	$0.3

(1)	The weighted-average exercise price has been adjusted to reflect the coversion that occurred at spin-off.

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the stock appreciation rights holders had all holders exercised their rights on December 31, 2015. The intrinsic value is calculated as the total number of stock appreciation rights multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the stock appreciation rights. This amount changes based on the price of our common stock.

The weighted-average fair value as of December 31, 2015 for stock appreciation rights granted for the years ended December 31, 2015, 2014 and 2013 was $8.75, $7.77 and $11.02, respectively. The fair value is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.

Cash-Settled Performance Units

Nonvested cash-settled performance units as of December 31, 2015 and changes during the year ended December 31, 2015 were as follows (unit data in thousands):

	Number of Units	Weighted- Average Fair Value
Nonvested at beginning of period	37
Adjustment to assumed vesting percentage	27
Granted	—
Vested	(6)
Cancelled/forfeited	(24)
Impact of the spin-off	—
Transfer to cash restricted stock units at spin-off	(34)

Nonvested at end of period	—	N/A

Cash-Settled Restricted Stock Units

Nonvested restricted stock units as of December 31, 2015 and changes during the year ended December 31, 2015 were as follows (unit data in thousands):

	Number of Units	Weighted- Average Fair Value
Nonvested at beginning of period	13
Granted	15
Vested	(15)
Cancelled/forfeited	—
Impact of the spin-off	5
Transfer from cash performance units at spin-off	34

Nonvested at end of period	52	$31.77

The weighted-average fair value for these cash-settled awards is based on our closing stock price as of December 31, 2015. The fair value is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.

Thrift Plan

On August 13, 2010, 5,000,000 of the authorized and unissued shares of BWXT common stock were reserved for issuance for the employer match to the Thrift Plan. Those matching employer contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, lay-off or approved disability. The Thrift Plan allows employees to sell their interest in BWXT’s common stock fund at any time, except as limited by applicable securities laws and regulations. Starting May 15, 2015, BWXT no longer provided Company matching contributions in the form of Company stock. Instead, matching contributions are paid in cash and invested at the employees’ discretion.

During the year ended December 31, 2015, we issued 149,753 shares of BWXT’s common stock as employer contributions pursuant to the Thrift Plan. At December 31, 2015, 2,671,220 shares of BWXT’s common stock remained available for issuance under the Thrift Plan although they are not expected to be issued in light of the plan change described above.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Investigations and Litigation

Apollo and Parks Township

In January 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc. and now known as BWXT Technical Services Group, Inc. (the “BWXT Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania. Since January 2010, additional suits have been filed by additional plaintiffs and there are currently seventeen lawsuits pending in the U.S. District Court for the Western District of Pennsylvania against the BWXT Parties and ARCO, including the most recent lawsuits filed in June and October 2015. In total, the suits presently involve approximately 107 primary claimants. The primary claimants allege, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation and/or decommissioning of two former nuclear fuel processing facilities located in the Borough of Apollo and Parks Township, Pennsylvania (collectively, the “Apollo and Parks

Litigation”). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages, and in November 2014 delivered a demand of $125.0 million for the settlement of all then-filed actions. All of the suits, except for the two most recent filings, have been consolidated for non-dispositive pre-trial matters. Fact discovery in the Apollo and Parks Litigation is now closed for all claims other than the two most recent lawsuits filed in June and October 2015, but no trial date has been set. In connection with the spin-off, we agreed to indemnify B&W PGG and its affiliates for any losses arising from the Apollo and Parks Litigation pursuant to the Master Separation Agreement.

In May 2015, the magistrate judge overseeing the consolidated suits (representing fifteen of the lawsuits filed to date and 93 primary claimants) issued a report recommending, among other things, that two motions for summary judgment filed by the BWXT Parties (Failure to Raise a Genuine Issue For Trial on Breach of Duty and Lack of Evidence Regarding Exposure and Dose) be granted in 11 of the 15 consolidated cases. This recommendation was accepted in all respects by the presiding judge and the motions for summary judgment were formally granted in September 2015. In December 2015, the presiding judge in the consolidated cases accepted the magistrate judge’s recommendation and granted the summary judgment motion in the other 4 consolidated cases (but not to the June and October 2015 filed lawsuits). The plaintiffs in the initial 11 consolidated suits filed their notice of appeal on the Motions for Summary Judgment decision on October 15, 2015, and the 4 additional consolidated cases have now joined this appeal. Although the appeal process could be lengthy, if ultimately upheld the decision would result in the dismissal of at least fifteen of the seventeen currently filed suits.

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

The BWXT Parties and ARCO were defendants in a prior litigation filed in 1994 relating to the operation of the Apollo Borough and Parks Township facilities in the matter of Donald F. Hall and Mary Ann Hall, et al., v. Babcock & Wilcox Company, et al. (the “Hall Litigation”). In 1998, the BWXT Parties settled all then-pending and future punitive damage claims in the Hall Litigation for $8.0 million and sought reimbursement from third parties, including its insurers, American Nuclear Insurers and Mutual Atomic Energy Liability Underwriters (“ANI”). In 2008, ARCO settled the Hall Litigation with the plaintiffs for $27.5 million. The BWXT Parties then settled the Hall Litigation in 2009 for $52.5 million, settling approximately 250 personal injury and wrongful death claims, as well as approximately 125 property damage claims, alleging damages as a result of alleged releases involving the facilities. ARCO and the BWXT Parties retained their insurance rights against ANI in their respective settlements; however, under a related settlement regarding ARCO’s indemnification of B&W PGG relating to the two facilities, ARCO assigned to BWXT 58.3% of the total of all ARCO’s proceeds/amounts recovered against ANI on account of the Hall Litigation.

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

In September 2011, a jury returned a verdict in the ANI Litigation, finding that the BWXT Parties’ settlement of the Hall Litigation for $52.5 million and ARCO’s settlement for $27.5 million were fair and reasonable. Following the verdict, in February 2012, the BWXT Parties, ARCO and ANI entered into an agreement (the “February 2012 Agreement”) in which the parties agreed to the dismissal with prejudice of all remaining claims pending in the ANI Litigation, excluding the BWXT Parties’ and ARCO’s claims seeking reimbursement from ANI for the $52.5 million and $27.5 million settlements (plus interest) (the “Settlement Claims”). By agreement, ANI also waived: (1) any and all rights to appeal the September 2011 jury verdict on the basis of the trial court’s evidentiary rulings; and (2) any defenses and arguments of any kind except ANI’s position that it was not required to reimburse the BWXT Parties’ and ARCO for their settlements under the provisions of the ANI policies. In February 2012, the Court granted the parties’ proposed order implementing the February 2012 Agreement and entered final judgment in favor of the BWXT Parties and ARCO on the Settlement Claims (the “February 2012 Judgment”). As part of the February 2012 Judgment, the Court ruled that the B&W Parties and ARCO are entitled to pre-judgment interest on their $52.5 million and $27.5 million settlements, in the amounts of approximately $8.8 million and $6.2 million, respectively. In addition, post-verdict interest from the date of the jury verdict was awarded at 6%. In March 2012, ANI filed a notice of appeal as to the final judgment and a supersedeas appeal bond in the amount of 120% of the total final judgment amount. The parties filed their respective briefs with the Superior Court and oral arguments were held October 31, 2012.

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

New Mexico Environment Department

One of our subsidiaries owns a 30% interest in a joint venture, Nuclear Waste Partnership, LLC (“NWP”), which is executing a prime contract with the DOE for the management and operation of the DOE’s Waste Isolation Pilot Plant in Carlsbad, New Mexico (the “WIPP”). Another of our subsidiaries owns a 13% interest in a separate joint venture, Los Alamos National Security, LLC (“LANS”), which is executing a prime contract with the DOE/NNSA for the management and operation of the DOE’s Los Alamos National Laboratory (“Los Alamos”). On December 6, 2014, the DOE and each of its contractors, NWP and LANS, received Administrative Compliance Orders from the New Mexico Environment Department (“NMED”) alleging violations of New Mexico environmental laws and regulations at both WIPP and Los Alamos associated with radiological incidents that occurred at the WIPP in February 2014 (the “WIPP Event”). The Administrative Compliance Orders assessed civil penalties of approximately $17.75 million on the DOE and NWP and approximately $36.6 million on the DOE and LANS for the alleged violations at both the WIPP and Los Alamos. On April 30, 2015 the DOE, NWP, LANS and NMED reached a settlement framework in lieu of fines related to NMED’s alleged violations at WIPP and Los Alamos. On June 6, 2015, the DOE/NNSA and LANS executed an NNSA Fee Waiver Agreement resolving all financial liability issues concerning the WIPP Event. In return for a broad release of liability from NNSA for the WIPP Event, LANS agreed to repay NNSA certain provisional fee payments within five business days of the execution of the final settlement agreement between the DOE, NMED, LANS and NWP, which was signed on January 22, 2016.

NMED waived all fines and penalties against NWP and LANS related to the WIPP Event as part of the final settlement agreement. The return of provisional fee payments by LANS to NNSA under the Fee Waiver Agreement did not require any corresponding payments to LANS from NWP.

mPower

In April 2014, BWXT announced plans to restructure our mPower program for the development of our mPower reactor to focus on technology development. Since then, BWXT has worked with the DOE, Bechtel – our partner in Generation mPower LLC (“GmP”), and other stakeholders and potential investors in continuing efforts to restructure the mPower program in light of deteriorated market conditions. Although BWXT has continued to invest in the program during 2014 and 2015 at the rate of approximately $15 million annually, on July 13, 2015, Bechtel provided formal written notice asserting that BWXT and GmP were in material breach of the GmP Limited Liability Company Agreement dated February 28, 2011 (the “LLC Agreement”) for failing to make required investments.

Bechtel has asserted that due to the alleged breaches by BWXT, in accordance with the terms of the LLC Agreement, Bechtel is entitled to 150% of Bechtel’s approximately $80 million investment in the program. BWXT has asserted that as a result of “significant adverse changes” that have developed since the inception of GmP, BWXT has the right under the LLC Agreement to terminate the mPower program. Bechtel is therefore not entitled to any return of its investment. However, rather than terminate the program, BWXT would prefer to continue its investment for some period of time in an effort to further mitigate the adverse changes that have occurred and to continue advancing the research and development of the mPower small modular reactor technology.

In October 2015, BWXT and Bechtel agreed to a 60-day period of negotiations for the purpose of negotiating a resolution of these matters, which was subsequently extended. Negotiations are still ongoing as of the date of this filing.

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

Other Litigation and Settlements

On December 17, 2014, an unfavorable jury verdict was delivered against The Babcock & Wilcox Company, Babcock & Wilcox Power Generation Group, Inc. Babcock & Wilcox Nuclear Energy, Inc. and Babcock & Wilcox Canada Ltd. in a case entitled AREVA NP, INC. f/k/a Framatome ANP, Inc. v. The Babcock & Wilcox Company, et. al. in the amount of approximately $16 million. We strongly disagree with the verdict and believe the plaintiff’s claims are without merit. On March 5, 2015 the trial court denied our post-trial motion requesting that the verdict be set aside or a new trial granted. In November 2015, the Virginia Supreme Court granted the BWXT parties’ petition for appeal. Final briefs were filed on February 8, 2016 and oral arguments are scheduled to be held on March 2, 2016.

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

The NRC’s decommissioning regulations require our Nuclear Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning each of its licensed facilities at the end of its service life. We provided financial assurance aggregating $52.3 million and $44.2 million during the years ended December 31, 2015 and 2014, respectively, with existing letters of credit for the ultimate decommissioning of these licensed facilities. These two facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. These letters of credit are to cover decommissioning required pursuant to work not subject to this DOE obligation.

Our compliance with U.S. federal, state and local environmental control and protection regulations resulted in pretax charges of approximately $14.1 million, $13.2 million and $12.5 million in the years ended December 31, 2015, 2014 and 2013, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $0.7 million, $0.3 million and $1.1 million in the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, we had total environmental accruals (including provisions for the facilities discussed above) of $63.4 million and $59.9 million, respectively. Of our total environmental accruals at December 31, 2015 and 2014, $3.2 million and $3.6 million, respectively, were included in current liabilities. Inherent in the estimates of those accruals and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.

Operating Leases

Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2015 are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2016	$3,113
2017	$2,927
2018	$2,486
2019	$1,626
2020	$—
Thereafter	$—

Total rental expense for the years ended December 31, 2015, 2014 and 2013 was $4.9 million, $6.2 million and $6.1 million, respectively.

NOTE 11 – RISKS AND UNCERTAINTIES

Percentage-of-Completion Accounting

As of December 31, 2015, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.

Insurance

Upon the February 22, 2006 effectiveness of the settlement relating to the Chapter 11 proceedings involving several of our subsidiaries, most of our subsidiaries contributed substantial insurance rights to the asbestos personal injury trust, including rights to (1) certain pre-1979 primary and excess insurance coverages and (2) certain of our 1979-1986 excess insurance coverage. These insurance rights provided coverage for, among other things, asbestos and other personal injury claims, subject to the terms and conditions of the policies. The contribution of these insurance rights was made in exchange for the agreement on the part of the representatives of the asbestos claimants, including the representative of future claimants, to the entry of a permanent injunction, pursuant to Section 524(g) of the U.S. Bankruptcy Code, to channel to the asbestos trust all asbestos-related claims against our subsidiaries and former subsidiaries arising out of, resulting from or attributable to their operations, and the implementation of related releases and indemnification provisions protecting those subsidiaries and their affiliates from future liability for such claims. Although we are not aware of any significant, unresolved claims against our subsidiaries and former subsidiaries that are not subject to the channeling injunction and that relate to the periods during which such excess insurance coverage related, with the contribution of these insurance rights to the asbestos personal injury trust, it is possible that we could have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust. In conjunction with the spin-off of our former Power Generation business, claims and liabilities associated with these asbestos personal injury, property damage and indirect property damage claims have been expressly assumed by BWE pursuant to the master separation agreement between us and BWE.

NOTE 12 – FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The primary customer of our Nuclear Operations and Technical Services segments is the U.S. Government, including some of its contractors. Our Nuclear Energy segment’s major customers are large utilities. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In the years ended December 31, 2015, 2014 and 2013, U.S. Government contracts accounted for approximately 88%, 88% and 80% of our total consolidated revenues, respectively. Accounts receivable due directly or indirectly from the U.S. Government represented 77% and 64% of net receivables at December 31, 2015 and December 31, 2014, respectively. See Note 16 for additional information about our operations in different geographic areas.

We believe that our provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. At December 31, 2015 and 2014, the allowance for possible losses that we deducted from accounts receivable – trade on the accompanying consolidated balance sheets was $0.0 million and $7.4 million, respectively.

NOTE 13 – INVESTMENTS

The following is a summary of our investments at December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Trading securities
Corporate bonds	$2,628	$—	$(1,925)	$703
Equities	720	171	—	891

Available-for-sale securities
Equities	$948	$—	$—	$948
Mutual funds	3,992	—	(23)	3,969
Asset-backed securities and collateralized mortgage obligations	314	—	(52)	262
Commercial paper	2,773	—	—	2,773

Total	$11,375	$171	$(2,000)	$9,546

The following is a summary of our investments at December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Trading securities
Corporate bonds	$2,628	$—	$(189)	$2,439

Available-for-sale securities
Equities	$3,088	$—	$—	$3,088
Mutual funds	3,906	293	—	4,199
Asset-backed securities and collateralized mortgage obligations	370	—	(51)	319
Commercial paper	2,398	—	—	2,398

Total	$12,390	$293	$(240)	$12,443

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities is as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
	(In thousands)
Year Ended December 31, 2015	$6,456	$343	$—
Year Ended December 31, 2014	$32,089	$172	$—
Year Ended December 31, 2013	$168,879	$1,127	$—

NOTE 14 – DERIVATIVE FINANCIAL INSTRUMENTS

We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At December 31, 2015, we had deferred approximately $0.7 million of net losses on these derivative financial instruments in accumulated other comprehensive income. Assuming market conditions continue, we expect to recognize substantially all of this amount in the next twelve months.

At December 31, 2015, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $42.6 million at December 31, 2015, with maturities extending to March 2017. These instruments consist primarily of contracts to purchase or sell Canadian Dollars. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.

The following tables summarize our derivative financial instruments at December 31, 2015 and 2014:

	Asset and Liability Derivatives December 31,
	2015	2014
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$132	$469
Other assets	$174	$—
Accounts payable	$3,790	$2,655
Other liabilities	$432	$743

The effects of derivatives on our financial statements are outlined below:

	December 31,
	2015	2014
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of loss recognized in other comprehensive income	$(6,550)	$(3,125)
Gain (loss) reclassified from accumulated other comprehensive income into earnings: effective portion
Location
Revenues	$455	$683
Cost of operations	$(6,259)	$(2,798)

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

Investments

Investments primarily include U.S. Government and agency securities, money-market funds, mortgage-backed securities, corporate bonds and equities.

In general, and where applicable, we principally use a composite of observable prices and quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 and Level 2 investments.

Centrus Energy Corp. Transaction

On September 5, 2014, the Bankruptcy Court for the District of Delaware approved and confirmed the proposed voluntary Chapter 11 pre-packaged or pre-arranged plan of reorganization of USEC Inc. (the “Plan”). USEC Inc. completed the final steps necessary to emerge from its Chapter 11 bankruptcy on September 30, 2014. The reorganized company is called Centrus Energy Corp. (“Centrus”) and trades on the New York Stock Exchange under the trading symbol LEU. Under the Plan, BWXT received 7.98% of the Centrus common stock and approximately $20.2 million in principal amount of 8.0% PIK Toggle Notes due 2019/2024 in exchange for its investment in USEC Series B-1 12.75% Convertible Preferred Stock and Warrants that we wrote off through impairments of $19.1 million and $27.0 million in the years ended December 31, 2013 and 2012, respectively. We recorded a gain in other income of $18.6 million in the third quarter of 2014 for the fair value of the Centrus common stock and notes, which were trading at a discount to par value. We recognized an other than temporary impairment of $4.2 million on our Centrus common stock in the fourth quarter of 2014 due to the severity of its decline in market value since its emergence from bankruptcy on September 30, 2014. We recognized an additional other than temporary impairment of $2.1 million on our Centrus common stock in the fourth quarter of 2015 due to further declines in market value since December 31, 2014.

Fair Value Measurements

The following is a summary of our investments measured at fair value at December 31, 2015:

	12/31/15	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Corporate bonds	$703	$703	$—	$—
Equities	891	891	—	—

Available-for-sale securities
Equities	$948	$—	$948	$—
Mutual funds	3,969	—	3,969	—
Asset-backed securities and collateralized mortgage obligations	262	—	262	—
Commercial paper	2,773	—	2,773	—

Total	$9,546	$1,594	$7,952	$—

The following is a summary of our investments measured at fair value at December 31, 2014:

	12/31/14	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Corporate bonds	$2,439	$2,439	$—	$—

Available-for-sale securities
Equities	$3,088	$—	$3,088	$—
Mutual funds	4,199	—	4,199	—
Asset-backed securities and collateralized mortgage obligations	319	—	319	—
Commercial paper	2,398	—	2,398	—

Total	$12,443	$2,439	$10,004	$—

Derivatives

Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At December 31, 2015 and 2014, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars, with a total fair value of $(3.9) million and $(2.9) million, respectively.

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

Long- and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at December 31, 2015 and December 31, 2014.

NOTE 16 – SEGMENT REPORTING

Our reportable segments are Nuclear Operations, Technical Services and Nuclear Energy, as described in Note 1.

The operations of our segments are managed separately and each has unique technology, services and customer class. We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses, contract and insurance claims provisions, gains (losses) on sales of corporate assets, special charges for restructuring activities, mark to market charges related to our pension and postretirement benefit plans and the costs incurred to spin-off our former Power Generation business. Historical segment assets have been adjusted to reflect our current methodology for measuring segment assets.

1. Information about Operations in our Different Industry Segments:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
REVENUES (1):
Nuclear Operations	$1,179,896	$1,220,952	$1,167,683
Technical Services	83,807	84,834	104,254
Nuclear Energy	155,032	154,721	283,857
Other	—	278	1,523
Adjustments and Eliminations	(3,206)	(10,175)	(10,654)

	$1,415,529	$1,450,610	$1,546,663

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Nuclear Operations Transfers	$(3,087)	$(9,761)	$(6,772)
Technical Services Transfers	(24)	(57)	(3,432)
Nuclear Energy Transfers	(95)	(357)	(450)

	$(3,206)	$(10,175)	$(10,654)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
OPERATING INCOME:
Nuclear Operations	$257,400	$270,536	$237,855
Technical Services	18,089	35,203	58,234
Nuclear Energy	1,669	(23,211)	8,641
Other	(13,949)	(68,946)	(81,304)

	$263,209	$213,582	$223,426

Unallocated Corporate(1)	(25,747)	(26,249)	(25,892)
Income Related to Litigation Proceeds	65,728	—	—
Special Charges for Restructuring Activities	(16,608)	(20,908)	(21,256)
Cost to spin-off Power Generation business	(25,987)	(161)	—
Mark to Market Adjustment	(54,654)	(141,139)	130,633

Total Operating Income(2)	$205,941	$25,125	$306,911

Other Income (Expense):
Interest income	30,331	233	215
Interest expense	(10,181)	(7,087)	(2,653)
Other – net	(5,026)	13,864	(18,961)

Total Other Income (Expense)	15,124	7,010	(21,399)

Income before Provision for Income Taxes	$221,065	$32,135	$285,512

(1)	Unallocated corporate includes general corporate overhead not allocated to segments

(2)	Included in operating income is the following:

(Gains) Losses on Asset Disposals – Net:
Nuclear Operations	$—	$—	$163
Technical Services	—	—	—
Nuclear Energy	4	(665)	(28)
Unallocated Corporate	378	(6)	(267)

	$382	$(671)	$(132)

Equity in Income of Investees:
Nuclear Operations	$—	$—	$—
Technical Services	13,396	33,043	50,282
Nuclear Energy	—	32	(611)

	$13,396	$33,075	$49,671

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
CAPITAL EXPENDITURES:
Nuclear Operations	$35,658	$34,777	$31,572
Technical Services	—	66	98
Nuclear Energy	6,482	14,358	5,506
Other	—	1,983	2,854

Segment Capital Expenditures	42,140	51,184	40,030
Corporate Capital Expenditures	14,701	9,396	9,640

Total Capital Expenditures	$56,841	$60,580	$49,670

DEPRECIATION AND AMORTIZATION:
Nuclear Operations	$38,836	$54,524	$26,975
Technical Services	15	3	185
Nuclear Energy	6,551	6,564	6,520
Other	550	974	554

Segment Depreciation and Amortization	45,952	62,065	34,234
Corporate Depreciation and Amortization	11,211	13,072	12,399

Total Depreciation and Amortization	$57,163	$75,137	$46,633

	December 31,
	2015	2014
	(In thousands)
SEGMENT ASSETS:
Nuclear Operations	$777,885	$770,359
Technical Services	114,005	114,581
Nuclear Energy	177,354	217,739
Other	2,430	17,233

Total Segment Assets	1,071,674	1,119,912
Corporate Assets	310,465	361,331

Total Assets	$1,382,139	$1,481,243

INVESTMENT IN UNCONSOLIDATED AFFILIATES:
Nuclear Operations	$—	$—
Technical Services	32,061	31,229
Nuclear Energy	27	27

Total Investment in Unconsolidated Affiliates	$32,088	$31,256

2. Information about our Product and Service Lines:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
REVENUES:
Nuclear Operations:
Nuclear Component Program	$1,179,662	$1,208,505	$1,153,216
Commercial Operations	51	773	7,681
Eliminations/Other	183	11,674	6,786

	1,179,896	1,220,952	1,167,683

Technical Services:
Commercial Operations	—	10,897	21,227
Nuclear Environmental Services	75,218	70,998	73,043
Management & Operation Contracts of U.S. Government Facilities	8,589	2,939	9,984
Eliminations/Other	—	—	—

	83,807	84,834	104,254

Nuclear Energy:
Nuclear Services	109,519	105,078	113,180
Nuclear Equipment	44,504	41,354	83,449
Nuclear Projects	1,009	8,289	87,002
Eliminations/Other	—	—	226

	155,032	154,721	283,857

Other:	—	278	1,523

Eliminations	(3,206)	(10,175)	(10,654)

	$1,415,529	$1,450,610	$1,546,663

3. Information about our Consolidated Operations in Different Geographic Areas:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
REVENUES(1):
United States	$1,306,811	$1,374,613	$1,444,716
Canada	88,380	65,105	85,573
China	10,657	6,836	5,843
Romania	6,106	—	—
Argentina	1,761	2,430	5,354
All Other Countries	1,814	1,626	5,177

	$1,415,529	$1,450,610	$1,546,663

(1)	We allocate geographic revenues based on the location of the customer’s operations.

NET PROPERTY, PLANT AND EQUIPMENT:
United States	$250,867	$284,079	$289,678
Canada	17,977	23,721	32,157

	$268,844	$307,800	$321,835

4. Information about our Major Customers:

In the years ended December 31, 2015, 2014 and 2013, U.S. Government contracts accounted for approximately 88%, 88% and 80% of our total consolidated revenues, respectively. Substantially, these revenues are included in our Nuclear Operations and Technical Services segments.

NOTE 17 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015 Quarter Ended
	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
	(In thousands, except per share amounts)
Revenues	$335,486	$357,135	$358,970	$363,938
Operating income (1)	$53,783	$11,585	$130,966	$9,607
Equity in income of investees	$1,852	$3,282	$5,894	$2,368
Income (loss) from continuing operations	$34,233	$(181)	$106,344	$378
Income (loss) from discontinued operations	11,024	(16,966)	(2,474)	(893)

Net income (loss) attributable to BWX Technologies, Inc.	$45,257	$(17,147)	$103,870	$(515)

Earnings per common share:
Basic:
Income (loss) from continuing operations	$0.32	$0.00	$0.99	$0.00
Income (loss) from discontinued operations	0.10	(0.16)	(0.02)	(0.01)

Net income (loss) attributable to BWX Technologies, Inc.	$0.42	$(0.16)	$0.97	$0.00

Diluted:
Income (loss) from continuing operations	$0.32	$0.00	$0.98	$0.00
Income (loss) from discontinued operations	0.10	(0.16)	(0.02)	(0.01)

Net income (loss) attributable to BWX Technologies, Inc.	$0.42	$(0.16)	$0.96	$0.00

(1)	Includes equity in income of investees.

	Year Ended December 31, 2014 Quarter Ended
	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
	(In thousands, except per share amounts)
Revenues	$355,416	$362,488	$337,352	$395,354
Operating income (1)	$44,629	$27,457	$34,731	$(81,692)
Equity in income of investees	$12,903	$12,749	$4,449	$2,974
Income (loss) from continuing operations	$39,150	$22,211	$40,626	$(63,247)
Income (loss) from discontinued operations	5,894	4,226	20,588	(40,060)

Net income (loss) attributable to BWX Technologies, Inc.	$45,044	$26,437	$61,214	$(103,307)

Earnings per common share:
Basic:
Income (loss) from continuing operations	$0.35	$0.20	$0.38	$(0.59)
Income (loss) from discontinued operations	0.05	0.04	0.19	(0.38)

Net income (loss) attributable to BWX Technologies, Inc.	$0.41	$0.24	$0.57	$(0.97)

Diluted:
Income (loss) from continuing operations	$0.35	$0.20	$0.38	$(0.59)
Income (loss) from discontinued operations	0.05	0.04	0.19	(0.38)

Net income (loss) attributable to BWX Technologies, Inc.	$0.41	$0.24	$0.57	$(0.97)

(1)	Includes equity in income of investees.

Income from continuing operations for our March 31, 2015 and June 30, 2015 quarters included costs to spin-off the Power Generation business of $1.5 million and $24.5 million, respectively. Our September 30, 2015 quarter included income related to litigation proceeds of $94.8 million which included inclusive of pre- and post-judgment interest of $29.1 million.

Income from continuing operations for our September 30, 2014 quarter included a gain in other income of $18.6 million, with no related tax provision, for the receipt of Centrus common stock and notes, which we received in exchange for our investment in USEC Inc. upon its emergence from Chapter 11 bankruptcy.

We immediately recognize actuarial gains and losses for our pension and postretirement benefit plans into earnings in the fourth quarter of each year as a component of net periodic benefit cost. The effect of this adjustment, recorded in the quarters ended December 31, 2015 and 2014 on pre-tax income was $(52.5) million and $(132.4) million, respectively. Additionally, in the quarters ended June 30, 2015 and September 30, 2014, we recognized approximately $(2.2) million and $(9.1) million, respectively, in pre-tax expense because of the interim remeasurement requirements resulting from settlements of certain Canadian pension obligations.

NOTE 18 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except shares and per share amounts)
Basic:
Income from continuing operations	$140,774	$38,740	$198,490
Income (loss) from discontinued operations	(9,309)	(9,352)	147,588

Net income attributable to BWX Technologies, Inc.	$131,465	$29,388	$346,078

Weighted average common shares	106,703,145	108,477,262	111,901,750

Basic earnings per common share:
Income from continuing operations	$1.32	$0.36	$1.77
Income (loss) from discontinued operations	(0.09)	(0.09)	1.32

Net income attributable to BWX Technologies, Inc.	$1.23	$0.27	$3.09

Diluted:
Income from continuing operations	$140,774	$38,740	$198,490
Income (loss) from discontinued operations	(9,309)	(9,352)	147,588

Net income attributable to BWX Technologies, Inc.	$131,465	$29,388	$346,078

Weighted average common shares (basic)	106,703,145	108,477,262	111,901,750
Effect of dilutive securities:
Stock options, restricted stock and performance shares(1)	879,877	283,830	783,667

Adjusted weighted average common shares	107,583,022	108,761,092	112,685,417

Diluted earnings per common share:
Income from continuing operations	$1.31	$0.36	$1.76
Income (loss) from discontinued operations	(0.09)	(0.09)	1.31

Net income attributable to BWX Technologies, Inc.	$1.22	$0.27	$3.07

(1)	At December 31, 2015, 2014 and 2013, we excluded from the diluted share calculation 20,148, 1,698,106 and 442,226 shares, respectively, related to stock options, as their effect would have been antidilutive.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2015. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2015, and their report is included in Item 9A.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BWX Technologies, Inc.:

We have audited the internal control over financial reporting of BWX Technologies, Inc. and subsidiaries (the “Company”) (formerly known as The Babcock & Wilcox Company) as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 24, 2016 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 24, 2016

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings “Election of Directors,” “Named Executive Profiles,” and “Executive Officers” in the Proxy Statement for our 2016 Annual Meeting of Stockholders. The information required by this item with respect to compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement for our 2016 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit and Finance Committee financial experts is incorporated by reference to the material appearing in the “Director Independence” and “Audit and Finance Committee” sections under the heading “Corporate Governance – Board of Directors and Its Committees” in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

We have adopted a Code of Business Conduct for our employees and directors, including, specifically, our chief executive officer, our chief financial officer, our chief accounting officer and our other executive officers. Our code satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the code is posted on our web site, www.bwxt.com under “Investor Relations – Corporate Governance – Highlights.”

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to (1) the Equity Compensation Plan Information table appearing in Item 5 – “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this report and (2) the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the material appearing under the headings “Corporate Governance – Director Independence” and “Certain Relationships and Related Transactions” in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2016” in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report or incorporated by reference:

1.	CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and

2013

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and

2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements for the Years Ended December 31, 2015, 2014 and 2013

2.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made of the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related footnotes contained in this report.

3.	EXHIBITS

Exhibit Number	Description

2.1	Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File no. 1-34658)).

2.2	Master Separation Agreement, dated as of June 8, 2015, between the Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No.1-34658)).

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2	Certificate of Amendment to Restated Certificate of Incorporation dated June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

3.3	Amended and Restated Bylaws of the Company effective September 9, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 11, 2013 (File No. 1-34658)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

Exhibit Number	Description

4.1	Second Amended and Restated Credit Agreement, dated as of June 24, 2014, entered into by and among the Company, certain lenders and letter of credit issuers executing the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 24, 2014 (File No. 1-34658)).

4.2	Second Amended and Restated Pledge and Security Agreement, dated as of June 24, 2014, entered into by and among the Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 24, 2014 (File No. 1-34658)).

4.3	Credit Agreement, dated as of May 11, 2015, among the Company, as the borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2015 (File No. 1-34658)).

10.1	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.2	Tax Sharing Agreement, dated as of June 8, 2015, by and between the Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.3	Cooperative Agreement, dated as of April 12, 2013, between Babcock & Wilcox mPower, Inc. and the United States Department of Energy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2013 (File No. 1-34658)).

10.4*	BWX Technologies, Inc. Executive Incentive Compensation Plan as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.5*	Supplemental Executive Retirement Plan of BWX Technologies, Inc. as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.6*	BWX Technologies, Inc. Defined Contribution Restoration Plan as amended and restated effective July 1, 2015 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.7*	Form of Change In Control Agreement between the Company and selected officers (other than Mr. Geveden) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015 (File No. 1-34658)).

10.8*	Form of Change In Control Agreement between the Company and Mr. Geveden dated October 26, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-34658)).

Exhibit Number	Description

10.9*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-34658)).

10.10*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-34658)).

10.11*	Form of 2016 Performance Restricted Stock Unit Grant Agreement for Employees

10.12*	Form of 2016 Restricted Stock Unit Grant Agreement for Employers

10.13*	Form of Agreement to Convert Units Payable in BWE Shares into Units Payable in BWXT Shares.

10.14*	2015 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2014 (File No. 1-34658)).

10.15*	Form of 2015 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-34658)).

10.16*	Form of 2015 Restricted Stock Unit Grant Agreement (ratable vesting) for Employees (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-34658)).

10.17*	Form of 2015 Restricted Stock Unit Grant Agreement (cliff vesting) for Employees (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-34658)).

10.18*	2014 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.19*	Form of 2014 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.20*	Form of 2014 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.21*	Form of 2014 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.22*	2013 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.23*	Form of 2013 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.24*	Form of 2013 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

Exhibit Number	Description

10.25*	Form of 2013 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.26*	Form of 2012 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.27*	Form of 2011 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.28*	Form of 2010 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.29*	Form of 2010 Stock Option Grant Agreement for Employees converted on the spin-off from awards of stock options to purchase shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.30*	BWX Technologies, Inc. Executive Severance Plan amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.31*	Retention Agreement by and between the Company and Christofer M. Mowry, dated as of December 17, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2013 (File No. 1-34658)).

10.32	Cooperation Agreement among the Company and Starboard Value LP, and certain of its affiliates, dated March 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 12, 2014 (File No. 1-34658)).

10.33*	Amended and Restated 2010 Long-Term Incentive Plan of the Company, dated as of February 25, 2014 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated March 28, 2014 (File No. 1-34658)).

10.34*	2010 Long-Term Incentive Plan of the Company as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.35*	Restructuring Transaction Severance Agreement between the Company and John A. Fees, dated November 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.36*	Restructuring Transaction Retention Agreement between the Company and E. James Ferland, dated November 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.37*	Employment Agreement among the Company, Babcock & Wilcox Power Generation Group, Inc. and E. James Ferland, dated November 5, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

Exhibit Number	Description

10.38*	Form of Restructuring Transaction Retention Agreement between the Company and certain of our executive officers, dated November 5, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.39*	Form of Restructuring Transaction Severance Agreement between the Company and certain of our executive officers, dated November 5, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.40*	Restructuring Transaction Severance Agreement between the Company and J. Randall Data, dated November 5, 2014 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-34658)).

10.41*	Form of Non-Employee Director Grant Letter between the Company and certain of our directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-34658)).

10.42*	Employee Matters Agreement, dated as of June 8, 2015, by and between the Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

10.43	Transition Services Agreement, dated as of June 8, 2015, between the Company, as service provider, and Babcock &Wilcox Enterprises, Inc., as service receiver (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.44	Transition Services Agreement, dated as of June 8, 2015, between Babcock & Wilcox Enterprises, Inc., as service provider, and the Company, as service receiver (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.45	Assumption and Loss Allocation Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Babcock & Wilcox Enterprises, Inc. and the Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.46	Reinsurance Novation and Assumption Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company and Dampkraft Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.47	Novation and Assumption Agreement, dated as of June 19, 2015, by and among the Company, Babcock & Wilcox Enterprises, Inc., Dampkraft Insurance Company and Creole Insurance Company (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.48*	Form of Director and Officer Indemnification Agreement entered into between the Company and each of its directors and selected officers effective July 1, 2015 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

Exhibit Number	Description

10.49	Limited Liability Company Agreement of Generation mPower LLC dated as of February 28, 2011 by and among Generation mPower LLC, Babcock & Wilcox Modular Reactors, LLC and BDC Nexgen Power LLC (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

95	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BWX TECHNOLOGIES, INC.

/s/ Peyton S. Baker
February 24, 2016	By:	Peyton S. Baker
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ Peyton S. Baker Peyton S. Baker	President and Chief Executive Officer (Principal Executive Officer)

/s/ David S. Black David S. Black	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)

/s/ Jason S. Kerr Jason S. Kerr	Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Representative)

/s/ John A. Fees John A. Fees	Chairman of the Board and Director

/s/ Jan A. Bertsch Jan A. Bertsch	Director

/s/ Robb A. LeMasters Robb A. LeMasters	Director

/s/ Charles W. Pryor Charles W. Pryor	Director

/s/ Richard W. Mies Richard W. Mies	Director

/s/ Robert L. Nardelli Robert L. Nardelli	Director

/s/ Robert W. Goldman Robert W. Goldman	Director

February 24, 2016

INDEX TO EXHIBITS

Exhibit Number	Description	Sequentially Numbered Pages

2.1	Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File no. 1-34658)).

2.2	Master Separation Agreement, dated as of June 8, 2015, between the Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No.1-34658)).

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2	Certificate of Amendment to Restated Certificate of Incorporation dated June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

3.3	Amended and Restated Bylaws of the Company effective September 9, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 11, 2013 (File No. 1-34658)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

4.1	Second Amended and Restated Credit Agreement, dated as of June 24, 2014, entered into by and among the Company, certain lenders and letter of credit issuers executing the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 24, 2014 (File No. 1-34658)).

4.2	Second Amended and Restated Pledge and Security Agreement, dated as of June 24, 2014, entered into by and among the Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 24, 2014 (File No. 1-34658)).

4.3	Credit Agreement, dated as of May 11, 2015, among the Company, as the borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2015 (File No. 1-34658)).

10.1	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

10.2	Tax Sharing Agreement, dated as of June 8, 2015, by and between the Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

Exhibit Number	Description	Sequentially Numbered Pages

10.3	Cooperative Agreement, dated as of April 12, 2013, between Babcock & Wilcox mPower, Inc. and the United States Department of Energy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2013 (File No. 1-34658)).

10.4*	BWX Technologies, Inc. Executive Incentive Compensation Plan as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.5*	Supplemental Executive Retirement Plan of BWX Technologies, Inc. as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.6*	BWX Technologies, Inc. Defined Contribution Restoration Plan as amended and restated effective July 1, 2015 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.7*	Form of Change In Control Agreement between the Company and selected officers (other than Mr. Geveden) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015 (File No. 1-34658)).

10.8*	Form of Change In Control Agreement between the Company and Mr. Geveden dated October 26, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-34658)).

10.9*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-34658)).

10.10*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-34658)).

10.11*	Form of 2016 Performance Restricted Stock Unit Grant Agreement for Employees

10.12*	Form of 2016 Restricted Stock Unit Grant Agreement for Employees

10.13*	Form of Agreement to Convert Units Payable in BWE Shares into Units Payable in BWXT Shares.

10.14*	2015 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2014 (File No. 1-34658))

10.15*	Form of 2015 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2014 (File No. 1-34658))

10.16*	Form of 2015 Restricted Stock Unit Grant Agreement (ratable vesting) for Employees (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2014 (File No. 1-34658))

10.17*	Form of 2015 Restricted Stock Unit Grant Agreement (cliff vesting) for Employees (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2014 (File No. 1-34658))

Exhibit Number	Description	Sequentially Numbered Pages

10.18*	2014 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.19*	Form of 2014 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.20*	Form of 2014 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.21*	Form of 2014 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.22*	2013 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.23*	Form of 2013 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.24*	Form of 2013 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.25*	Form of 2013 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.26*	Form of 2012 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.27*	Form of 2011 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.28	Form of 2010 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.29*	Form of 2010 Stock Option Grant Agreement for Employees converted on the spin-off from awards of stock options to purchase shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.30*	BWX Technologies, Inc. Executive Severance Plan amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.31*	Retention Agreement by and between the Company and Christofer M. Mowry, dated as of December 17, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2013 (File No. 1-34658)).

Exhibit Number	Description	Sequentially Numbered Pages

10.32	Cooperation Agreement among the Company and Starboard Value LP, and certain of its affiliates, dated March 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 12, 2014 (File No. 1-34658)).

10.33*	Amended and Restated 2010 Long-Term Incentive Plan of the Company, dated as of February 25, 2014 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated March 28, 2014 (File No. 1-34658)).

10.34*	2010 Long-Term Incentive Plan of the Company as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.35*	Restructuring Transaction Severance Agreement between the Company and John A. Fees, dated November 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.36*	Restructuring Transaction Retention Agreement between the Company and E. James Ferland, dated November 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.37*	Employment Agreement among the Company, Babcock & Wilcox Power Generation Group, Inc. and E. James Ferland, dated November 5, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.38*	Form of Restructuring Transaction Retention Agreement between the Company and certain of our executive officers, dated November 5, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.39*	Form of Restructuring Transaction Severance Agreement between the Company and certain of our executive officers, dated November 5, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.40*	Restructuring Transaction Severance Agreement between the Company and J. Randall Data, dated November 5, 2014 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-34658)).

10.41*	Form of Non-Employee Director Grant Letter between the Company and certain of our directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-34658)).

10.42*	Employee Matters Agreement, dated as of June 8, 2015, by and between the Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

10.43	Transition Services Agreement, dated as of June 8, 2015, between the Company, as service provider, and Babcock & Wilcox Enterprises, Inc., as service receiver (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.44	Transition Services Agreement, dated as of June 8, 2015, between Babcock & Wilcox Enterprises, Inc., as service provider, and the Company, as service receiver (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

Exhibit Number	Description	Sequentially Numbered Pages

10.45	Assumption and Loss Allocation Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Babcock & Wilcox Enterprises, Inc. and the Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.46	Reinsurance Novation and Assumption Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company and Dampkraft Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.47	Novation and Assumption Agreement, dated as of June 19, 2015, by and among the Company, Babcock & Wilcox Enterprises, Inc., Dampkraft Insurance Company and Creole Insurance Company (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.48*	Form of Director and Officer Indemnification Agreement entered into between the Company and each of its directors and selected officers effective July 1, 2015 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.49	Limited Liability Company Agreement of Generation mPower LLC dated as of February 28, 2011 by and among Generation mPower LLC, Babcock & Wilcox Modular Reactors, LLC and BDC Nexgen Power LLC (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

95	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.