Form 10-Q
period 2016-03-31
BWX Technologies, Inc.
filed 2016-05-02
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 __________________________________________________
FORM 10-Q
 __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-34658
 BWX TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
  __________________________________________________

DELAWARE	80-0558025
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 MAIN STREET, 4TH FLOOR
LYNCHBURG, VIRGINIA	24504
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (980) 365-4300
  __________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at April 30, 2016 was 103,813,299.

BWX TECHNOLOGIES, INC.
INDEX - FORM 10-Q

PART I
BWX TECHNOLOGIES, INC.
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2016	December 31, 2015
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$67,691	$154,729
Restricted cash and cash equivalents	15,257	15,364
Investments	4,156	3,476
Accounts receivable – trade, net	157,284	153,326
Accounts receivable – other	32,339	22,444
Contracts in progress	323,706	265,770
Other current assets	33,806	32,185
Total Current Assets	634,239	647,294
Property, Plant and Equipment	856,751	846,936
Less accumulated depreciation	592,166	578,092
Net Property, Plant and Equipment	264,585	268,844
Investments	8,296	6,070
Goodwill	168,703	168,434
Deferred Income Taxes	178,648	181,359
Investments in Unconsolidated Affiliates	36,257	32,088
Intangible Assets	57,853	58,328
Other Assets	17,131	12,981
TOTAL	$1,365,712	$1,375,398
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2016	December 31, 2015
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Notes payable and current maturities of long-term debt	$15,000	$15,000
Accounts payable	72,288	74,130
Accrued employee benefits	48,826	67,603
Accrued liabilities – other	77,357	44,947
Advance billings on contracts	145,967	138,558
Accrued warranty expense	13,354	13,542
Total Current Liabilities	372,792	353,780
Long-Term Debt	274,884	278,259
Accumulated Postretirement Benefit Obligation	20,960	20,418
Environmental Liabilities	60,917	60,239
Pension Liability	353,218	358,512
Other Liabilities	15,047	24,555
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 123,485,414 and 122,813,135 shares at March 31, 2016 and December 31, 2015, respectively	1,235	1,228
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	36,408	22,732
Retained earnings	778,689	739,350
Treasury stock at cost, 19,321,770 and 17,515,757 shares at March 31, 2016 and December 31, 2015, respectively	(553,438)	(498,346)
Accumulated other comprehensive income	4,692	752
Stockholders’ Equity – BWX Technologies, Inc.	267,586	265,716
Noncontrolling interest	308	13,919
Total Stockholders’ Equity	267,894	279,635
TOTAL	$1,365,712	$1,375,398
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2016	2015
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$364,826	$335,486
Costs and Expenses:
Cost of operations	248,810	227,639
Research and development costs	1,731	3,828
Gains on asset disposals and impairments, net	—	(3)
Selling, general and administrative expenses	45,209	50,426
mPower framework agreement	30,000	—
Special charges for restructuring activities	—	148
Costs to spin-off the Power Generation business	—	1,517
Total Costs and Expenses	325,750	283,555
Equity in Income of Investees	3,533	1,852
Operating Income	42,609	53,783
Other Income (Expense):
Interest income	138	26
Interest expense	(1,694)	(2,223)
Other – net	24,071	(1,404)
Total Other Income	22,515	(3,601)
Income from continuing operations before provision for income taxes and noncontrolling interest	65,124	50,182
Provision for Income Taxes	16,230	16,217
Income from continuing operations before noncontrolling interest	48,894	33,965
Income (loss) from discontinued operations, net of tax	—	11,076
Net Income	$48,894	$45,041
Net (Income) Loss Attributable to Noncontrolling Interest	(103)	216
Net Income Attributable to BWX Technologies, Inc.	$48,791	$45,257
Amounts Attributable to BWX Technologies, Inc.’s Common Shareholders:
Income from continuing operations, net of tax	$48,791	$34,233
Income (loss) from discontinued operations, net of tax	—	11,024
Net Income Attributable to BWX Technologies, Inc.	$48,791	$45,257
Earnings per Common Share:
Basic:
Income from continuing operations	$0.47	$0.32
Income (loss) from discontinued operations	—	0.10
Net Income Attributable to BWX Technologies, Inc.	$0.47	$0.42
Diluted:
Income from continuing operations	$0.46	$0.32
Income (loss) from discontinued operations	—	0.10
Net Income Attributable to BWX Technologies, Inc.	$0.46	$0.42
Shares used in the computation of earnings per share (Note 10):
Basic	104,364,141	106,775,916
Diluted	105,762,919	107,146,494
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2016	2015
	(Unaudited) (In thousands)
Net Income	$48,894	$45,041
Other Comprehensive Income (Loss):
Currency translation adjustments, net of tax provision of $(687) and $0, respectively	2,076	(10,930)
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $(334) and $174, respectively	961	(215)
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $290 and $(683), respectively	(838)	1,916
Amortization of benefit plan costs, net of tax benefit of $(141) and $(179), respectively	265	331
Investments:
Unrealized gains arising during the period, net of tax provision of $(803) and $(224), respectively.	1,488	415
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $6 and $(5), respectively	(12)	9
Other Comprehensive Income (Loss)	3,940	(8,474)
Total Comprehensive Income	52,834	36,567
Comprehensive (Income) Loss Attributable to Noncontrolling Interest	(103)	198
Comprehensive Income Attributable to BWX Technologies, Inc.	$52,731	$36,765
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital In Excess of	Retained	Other Comprehensive	Treasury	Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
		(In thousands, except share and per share amounts)
Balance December 31, 2015	122,813,135	$1,228	$22,732	$739,350	$752	$(498,346)	$265,716	$13,919	$279,635
Net income	—	—	—	48,791	—	—	48,791	103	48,894
Dividends declared ($0.09 per share)	—	—	—	(9,452)	—	—	(9,452)	—	(9,452)
Currency translation adjustments	—	—	—	—	2,076	—	2,076	—	2,076
Derivative financial instruments	—	—	—	—	123	—	123	—	123
Defined benefit obligations	—	—	—	—	265	—	265	—	265
Available-for-sale investments	—	—	—	—	1,476	—	1,476	—	1,476
Exercise of stock options	309,103	3	7,825	—	—	—	7,828	—	7,828
Shares placed in treasury	—	—	—	—	—	(55,092)	(55,092)	—	(55,092)
Stock-based compensation charges	363,176	4	2,465	—	—	—	2,469	—	2,469
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(143)	(143)
Deconsolidation of Generation mPower LLC	—	—	—	—	—	—	—	(13,571)	(13,571)
Other	—	—	3,386	—	—	—	3,386	—	3,386
Balance March 31, 2016 (unaudited)	123,485,414	$1,235	$36,408	$778,689	$4,692	$(553,438)	$267,586	$308	$267,894
Balance December 31, 2014	121,604,332	$1,216	$775,393	$642,489	$3,596	$(423,990)	$998,704	$15,497	$1,014,201
Net income	—	—	—	45,257	—	—	45,257	(216)	45,041
Dividends declared ($0.10 per share)	—	—	—	(10,833)	—	—	(10,833)	—	(10,833)
Currency translation adjustments	—	—	—	—	(10,948)	—	(10,948)	18	(10,930)
Derivative financial instruments	—	—	—	—	1,701	—	1,701	—	1,701
Defined benefit obligations	—	—	—	—	331	—	331	—	331
Available-for-sale investments	—	—	—	—	424	—	424	—	424
Exercise of stock options	70,295	1	1,703	—	—	—	1,704	—	1,704
Contributions to thrift plan	94,914	1	2,767	—	—	—	2,768	—	2,768
Shares placed in treasury	—	—	—	—	—	(1,596)	(1,596)	—	(1,596)
Stock-based compensation charges	138,532	1	4,213	—	—	—	4,214	—	4,214
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(101)	(101)
Balance March 31, 2015 (unaudited)	121,908,073	$1,219	$784,076	$676,913	$(4,896)	$(425,586)	$1,031,726	$15,198	$1,046,924
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$48,894	$45,041
Non-cash items included in net income from continuing operations:
Depreciation and amortization	11,905	26,443
Income of investees, net of dividends	(413)	525
Losses on asset disposals and impairments, net	—	15
Gain on deconsolidation of Generation mPower LLC	(13,571)	—
Recognition of losses for pension and postretirement plans	406	510
Stock-based compensation expense	2,469	6,981
Excess tax benefits from stock-based compensation	(840)	44
Changes in assets and liabilities:
Accounts receivable	(3,263)	17,336
Accounts payable	1,120	(41,448)
Contracts in progress and advance billings on contracts	(48,390)	2,557
Income taxes	(3,773)	(10,793)
Accrued and other current liabilities	25,859	7,357
Pension liability, accrued postretirement benefit obligation and employee benefits	(27,255)	(43,364)
Other, net	(11,413)	(6,160)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(18,265)	5,044
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	107	3,827
Purchases of property, plant and equipment	(10,082)	(21,349)
Purchases of securities	(3,743)	(6,593)
Sales and maturities of securities	3,535	410
Proceeds from asset disposals	—	(27)
Investment in equity method investees	(3,825)	—
NET CASH USED IN INVESTING ACTIVITIES	(14,008)	(23,732)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under Credit Agreement	(3,750)	(3,750)
Repurchase of common shares	(50,033)	—
Dividends paid to common shareholders	(9,514)	(10,782)
Exercise of stock options	6,988	1,740
Excess tax benefits from stock-based compensation	840	(44)
Other	(143)	(101)
NET CASH USED IN FINANCING ACTIVITIES	(55,612)	(12,937)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	847	(6,950)
TOTAL DECREASE IN CASH AND CASH EQUIVALENTS	(87,038)	(38,575)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	154,729	312,969
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,691	$274,394
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,404	$1,749
Income taxes (net of refunds)	$21,406	$30,981
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$2,762	$3,342
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the condensed consolidated financial statements of BWX Technologies, Inc. (“BWXT”) in U.S. Dollars in accordance with the interim reporting requirements of Form 10-Q, Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States (“GAAP”). Certain financial information and disclosures normally included in our financial statements prepared annually in accordance with GAAP have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2015 (our “2015 10-K”). We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation.
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as “joint ventures.” We have eliminated all intercompany transactions and accounts. We have reclassified amounts previously reported to conform to the presentation as of and for the three month period ended March 31, 2016. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
Unless the context otherwise indicates, “we,” “us” and “our” mean BWXT and its consolidated subsidiaries.
Spin-off
On June 30, 2015, we completed the spin-off of our former Power Generation business (the "spin-off") into an independent, publicly traded company named Babcock & Wilcox Enterprises, Inc. ("BWE"). The separation was effected through a pro rata distribution of 100% of BWE’s common stock to BWXT’s stockholders. The distribution of BWE common stock consisted of one share of BWE common stock for every two shares of BWXT common stock to holders of BWXT common stock on the record date of June 18, 2015. Cash was paid in lieu of any fractional shares of BWE common stock. Following the spin-off, BWXT did not retain any ownership interest in BWE. Prior to June 30, 2015, we completed an internal restructuring that separated the subsidiaries involved in our former Power Generation business and established BWE as the direct or indirect parent company of those subsidiaries. Concurrent with the spin-off, The Babcock & Wilcox Company was renamed BWX Technologies, Inc. The results of operations of our former Power Generation business are presented as discontinued operations on the condensed consolidated statements of income. See Note 2 for further information regarding the spin-off of BWE.
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

•
Our Technical Services segment provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided to the DOE, including the NNSA, the Office of Nuclear Energy, the Office of

Science and the Office of Environmental Management; the Department of Defense and NASA. Through this segment we deliver products and management solutions to nuclear operations and high-consequence manufacturing facilities. A significant portion of this segment’s operations are conducted through joint ventures.

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
Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and the related footnotes included in our 2015 10-K.
Deconsolidation of Generation mPower LLC
On March 2, 2016, we entered into a framework agreement with Bechtel Power Corporation (“Bechtel”), BWXT Modular Reactors, LLC and BDC NexGen Power, LLC for the potential restructuring and restart of our mPower small modular reactor program (the “Framework Agreement”). As a result of entering into the Framework Agreement, we have deconsolidated Generation mPower LLC ("GmP") from our financial statements as of the date of the Framework Agreement. We recorded a gain of approximately $13.6 million in the quarter ended March 31, 2016 related to the deconsolidation of GmP as a component of other - net in our condensed consolidated statement of income.
For additional information on the Framework Agreement, see Note 5 to our condensed consolidated financial statements.
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

Comprehensive Income
The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Currency translation adjustments	$9,896	$7,820
Net unrealized loss on derivative financial instruments	(565)	(688)
Unrecognized prior service cost on benefit obligations	(6,066)	(6,331)
Net unrealized gain (loss) on available-for-sale investments	1,427	(49)
Accumulated other comprehensive income	$4,692	$752
The amounts reclassified out of accumulated other comprehensive income by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended March 31,
	2016	2015
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)		Line Item Presented
Realized gain (loss) on derivative financial instruments	$(23)	$694	Revenues
	1,151	(3,421)	Cost of operations
	1,128	(2,727)	Total before tax
	(290)	702	Provision for Income Taxes
	$838	$(2,025)	Net Income
Amortization of prior service cost on benefit obligations	$(399)	$(401)	Cost of operations
	(7)	(9)	Selling, general and administrative expenses
	(406)	(410)	Total before tax
	141	138	Provision for Income Taxes
	$(265)	$(272)	Net Income
Realized gain (loss) on investments	$18	$(14)	Other - net
	(6)	5	Provision for Income Taxes
	$12	$(9)	Net Income
Total reclassification for the period	$585	$(2,306)
Inventories
At March 31, 2016 and December 31, 2015, included in other current assets we had inventories totaling $8.6 million and $7.3 million, respectively, consisting entirely of raw materials and supplies.
Restricted Cash and Cash Equivalents
At March 31, 2016, we had restricted cash and cash equivalents totaling $18.0 million, $2.7 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $15.3 million of which was held to meet reinsurance reserve requirements of our captive insurer.
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

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$13,542	$15,889
Additions	237	276
Expirations and other changes	(683)	—
Payments	—	(44)
Translation and other	258	(424)
Balance at end of period	$13,354	$15,697
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
Our effective tax rate for the three months ended March 31, 2016 was approximately 24.9% as compared to 32.3% for the three months ended March 31, 2015. The effective tax rate for the three month period ended March 31, 2016 was lower than our statutory rate and lower than the effective tax rate for the three months ended March 31, 2015 primarily due to the $13.6 million non-taxable gain recognized related to the deconsolidation of GmP. The effective tax rate for the three months ended March 31, 2015 was lower than our statutory rate primarily due to the tax benefits associated with manufacturing activities within the United States.
As of March 31, 2016, we have gross unrecognized tax benefits of $2.3 million. Of the $2.3 million gross unrecognized tax benefits, $2.1 million would reduce our effective tax rate if recognized.
Recently Adopted Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued an update to Topic Interest - Imputation of Interest. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, rather than recognizing debt issuance costs as an asset. On January 1, 2016, we adopted this update, which required retrospective application and resulted in the reclassification of $6.7 million of unamortized debt issuance costs related to the Company’s Credit Agreement from other non-current assets to a reduction in long-term debt within the consolidated balance sheet as of December 31, 2015. Other than reclassification within the balance sheet, the adoption of this update had no further impact on our financial position, results of operations or cash flows.
New Accounting Standards
In February 2016, the FASB issued an update to the Topic Leases, which supersedes previous lease reporting requirements. This update requires that a lessee recognize on its balance sheet the assets and liabilities for all leases with lease terms of more than 12 months, along with additional qualitative and quantitative disclosures. The effect of leases in a consolidated statement of income and a consolidated statement of cash flows is expected to be largely unchanged. Accounting by lessors was not significantly impacted by this update. This update will be effective for us in 2019, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our financial statements.
In March 2016, the FASB issued an update to the Topic Compensation - Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax reporting implications, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This update will be effective for us in 2017, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our financial statements.
In March 2016, the FASB issued an update to the Topic Financial Instruments. This update, among other changes, requires companies to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income. This update is effective in 2018 and early adoption is not permitted. We are currently evaluating the impact of the adoption of this standard on our financial statements.
NOTE 2 – DISCONTINUED OPERATIONS
Spin-off of BWE
On June 30, 2015, we completed the spin-off of BWE to our stockholders through a distribution of BWE stock. BWE’s assets and business primarily consist of those that we previously reported as our Power Generation segment.
At the spin-off, BWXT had outstanding performance guarantees for various projects executed by the Power Generation business in the normal course of business. These guarantees totaled $1,542 million and ranged in expiration dates from 2015 to 2035. In February 2016, BWE notified us that we have been released from substantially all remaining performance guarantees. Accordingly, we reduced the outstanding liability and recorded a gain of approximately $9.3 million in the quarter ended March 31, 2016 as a component of other – net in our condensed consolidated statement of income.

Financial Information
The following table presents selected financial information regarding the results of operations of our former Power Generation business:

Three Months Ended March 31,
2015
(Unaudited) (In thousands)
Revenues	$395,781
Costs and Expenses:
Cost of operations	312,984
Research and development costs	4,518
Losses on asset disposals and impairments, net	18
Selling, general and administrative expenses (1)	53,281
Special charges for restructuring activities	2,354
Costs to spin-off	3,527
Total Costs and Expenses	376,682
Equity in Income (Loss) of Investees	(2,071)
Operating Income	17,028
Other Income (Loss)	(303)
Income before Provision for Income Taxes	16,725
Provision for Income Taxes	5,649
Net Income	11,076
Net Income Attributable to Noncontrolling Interest	(52)
Income from Discontinued Operations	$11,024

(1)	Included in selling, general and administrative expenses are allocations of corporate administrative expenses of $14.1 million for the three months ended March 31, 2015.
The following table presents selected financial information regarding cash flows of our former Power Generation business that are included in the condensed consolidated statements of cash flows:

Three Months Ended March 31,
2015
(Unaudited) (In thousands)
Non-cash items included in net income:
Depreciation and amortization	$11,333
Income (loss) of investees, net of dividends	$(2,071)
Losses on asset disposals and impairments, net	$18
Purchases of property, plant and equipment	$5,546
NOTE 3 – SPECIAL CHARGES FOR RESTRUCTURING ACTIVITIES
We have continued to focus on structural changes in our Nuclear Energy segment’s operating model to drive significant margin improvement. These initiatives were substantially complete as of June 30, 2015.
The following summarizes the changes in our restructuring liability for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In thousands)
Balance at the beginning of the period	$901	$4,967
Special charges for restructuring activities (1)	—	131
Payments	(447)	(3,003)
Translation and other	(60)	(167)
Balance at the end of the period	$394	$1,928

(1)	Excludes non-cash charges, which did not impact the restructuring liability.
At March 31, 2016, unpaid restructuring charges totaled $0.4 million for employee termination benefits.
NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
	(In thousands)
Service cost	$1,850	$6,280	$151	$223
Interest cost	13,689	16,532	541	687
Expected return on plan assets	(20,617)	(22,798)	(576)	(585)
Amortization of prior service cost (credit)	482	456	(76)	(46)
Net periodic benefit (income) cost	$(4,596)	$470	$40	$279
Beginning in the first quarter of 2016, we changed the method we use to estimate the interest and service cost components of our net periodic benefit cost for our pension and postretirement benefit plans. Previously, we estimated interest and service cost utilizing a single weighted-average discount rate derived from the yield curve data used to measure the benefit obligation. Our new method for estimating interest and service cost is a spot rate approach, which utilizes duration specific spot rates from the yield curve that was used to measure the benefit obligation.
Our combined net periodic benefit cost for our pension and postretirement plans decreased $5.3 million in the first quarter of 2016. The decrease is primarily due to the change in the method used to estimate the interest and service cost components of net periodic benefit cost discussed above. While this change in estimate provides a more precise estimate of interest and service cost by improving the relationship of the discount rates utilized to measure our benefit obligation and the rates utilized to estimate interest and service cost, this change will not affect the measurement of our total pension and postretirement benefit obligations or our total annual net periodic benefit cost as the change in our interest and service cost will be offset in our recognized net actuarial (gain) loss recognized in the fourth quarter each year. Net periodic benefit cost also decreased due to lower service cost resulting from the December 31, 2015 plan freeze of our major U.S. and Canadian defined benefit qualified pension plans, which was partially offset by a lower expected return on plan assets.
NOTE 5 – COMMITMENTS AND CONTINGENCIES
Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 10 to the consolidated financial statements in Part II of our 2015 10-K.

Investigations and Litigation
Apollo and Parks Township
In January 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against Babcock & Wilcox Power Generation Group, Inc. ("B&W PGG"), Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc. and now known as BWXT Technical Services Group, Inc. (the "BWXT Parties") and Atlantic Richfield Company ("ARCO") in the United States District Court for the Western District of Pennsylvania. Since January 2010, additional suits have been filed by additional plaintiffs for a total of seventeen lawsuits filed in the U.S. District Court for the Western District of Pennsylvania against the BWXT Parties and ARCO. In total, the suits involve approximately 107 primary claimants. The primary claimants allege, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in the Borough of Apollo and Parks Township, Pennsylvania (collectively, the "Apollo and Parks Litigation"). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO ("NUMEC"), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages, and in November 2014 delivered a demand of $125.0 million for the settlement of all then-filed actions. All of the suits, except for the two most recent filings in June and October 2015 (the "2015 Lawsuits"), have been consolidated for non-dispositive pre-trial matters. Fact discovery in the Apollo and Parks Litigation is now closed for all claims other than the 2015 Lawsuits, but no trial date has been set. In connection with the spin-off, we agreed to indemnify B&W PGG and its affiliates for any losses arising from the Apollo and Parks Litigation pursuant to the Master Separation Agreement.
In May 2015, the magistrate judge overseeing the consolidated suits (representing fifteen of the lawsuits filed to date and 93 primary claimants) issued a report recommending, among other things, that two motions for summary judgment filed by the BWXT Parties (Failure to Raise a Genuine Issue For Trial on Breach of Duty and Lack of Evidence Regarding Exposure and Dose) be granted in 11 of the 15 consolidated cases. This recommendation was accepted in all respects by the presiding judge and the motions for summary judgment were formally granted in September 2015. In December 2015, the presiding judge in the consolidated cases accepted the magistrate judge's recommendation and granted the summary judgment motion in the other 4 consolidated cases, but not the 2015 Lawsuits. In March 2016, the presiding judge also granted motions to dismiss the two remaining 2015 Lawsuits on the grounds of preemption and failure to adequately plead the remaining cause of action with specificity. Accordingly, all claims in the existing 17 lawsuits have been dismissed by the trial court.
The plaintiffs in the initial 11 consolidated suits filed their notice of appeal on the Motions for Summary Judgment decision on October 15, 2015 in the Third Circuit of the United States Court of Appeals, and the 4 additional consolidated cases have now joined this appeal. On April 16, 2016, the plaintiffs in the 2015 Lawsuits filed their notices of appeal in the 2015 Lawsuits. Although the appeal process could be lengthy, if ultimately upheld the decision would result in the dismissal of all seventeen currently filed suits.
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
mPower
In April 2014, BWXT announced plans to restructure our mPower program for the development of our mPower reactor to focus on technology development. Since then, BWXT has worked with the DOE, Bechtel – our partner in Generation mPower LLC (“GmP”) – and other stakeholders and potential investors in continuing efforts to restructure the mPower program in light of deteriorated market conditions. Although BWXT has continued to invest in the program during 2014 and 2015 at the rate of approximately $15.0 million annually, on July 13, 2015, Bechtel provided a written notice asserting that BWXT and GmP were in material breach of the GmP Limited Liability Company Agreement dated February 28, 2011 (the “GmP LLC Agreement”). BWXT asserted, among other things, that it had the right under the LLC Agreement to terminate the mPower program and Bechtel was therefore not entitled to any return of its investment. In October 2015, BWXT and Bechtel agreed to a 60-day period of negotiations for the purpose of negotiating a resolution of these matters, which was subsequently extended.
On March 2, 2016, BWXT entered into a Framework Agreement with Bechtel, BWXT Modular Reactors, LLC and BDC NexGen Power, LLC for the potential restructuring and restart of our mPower program. The Framework Agreement provides that during a twelve month fundraising period beginning on the effective date of the Framework Agreement, Bechtel will attempt to secure funding from third parties (including the DOE) to complete development of the mPower Plant design sufficient to achieve design certification by the NRC. During this fundraising period, BWXT plans to continue advancing the mPower design through in-kind engineering services within our previously announced planned mPower project spending of no more than $10.0 million per year.
If Bechtel is successful in securing adequate commitments of funding from external sources (as determined by Bechtel in its sole discretion), then the Framework Agreement requires (a) BWXT and Bechtel to negotiate and execute a new GmP limited liability company agreement and ancillary related agreements, with Bechtel taking over management of the mPower program from BWXT, and (b) BWXT to fund an aggregate of $60.0 million in in-kind development costs toward achieving design certification (not to exceed $12.0 million per year).
In the event that Bechtel determines in its sole discretion that the mPower program should not be restarted, whether due to (1) adequate third party funding not being secured, (2) the parties being unable to finalize the new GmP limited liability company agreement and other ancillary related agreements, or (3) otherwise, the mPower program would be terminated, GmP would be wound up and Bechtel would be entitled to payment of a settlement amount of $30.0 million (the “Settlement Amount”). Our sole liability and Bechtel’s sole remedy arising out of the Framework Agreement will be our obligation to pay, and Bechtel’s right to receive, respectively, the Settlement Amount. Any and all other previously existing claims, demands or actions between Bechtel and us arising out of the GmP LLC Agreement and ancillary related agreements, whether known or unknown (including Bechtel’s previously asserted breach claim for $120.0 million), were released upon our delivery of a letter of credit equal in value to the Settlement Amount on March 2, 2016.
In the quarter ended March 31, 2016, we recognized the $30.0 million potential Settlement Amount, payment of which is contingent upon determination in Bechtel’s sole discretion not to restart the mPower program. In addition, provisions of the Framework Agreement result in the deconsolidation of GmP and the associated recognition of an approximate $13.6 million gain upon deconsolidation.
As BWXT has previously disclosed, the latest extension to the Cooperative Agreement with the DOE has expired and the DOE funding has been suspended.
Other Litigation and Settlements
On December 17, 2014, an unfavorable jury verdict was delivered against The Babcock & Wilcox Company, Babcock & Wilcox Power Generation Group, Inc., Babcock & Wilcox Nuclear Energy, Inc. and Babcock & Wilcox Canada Ltd. in a case entitled AREVA NP, INC. f/k/a Framatome ANP, Inc. v. The Babcock & Wilcox Company, et. al. in the amount of approximately $16.1 million. We strongly disagree with the verdict and believe the plaintiff’s claims are without merit. On March 5, 2015 the trial court denied our post-trial motion requesting that the verdict be set aside or a new trial granted. In

November 2015, the Virginia Supreme Court granted the BWXT parties' petition for appeal. Final briefs were filed on February 8, 2016, and oral arguments were held on March 2, 2016. The parties are awaiting the decision of the Virginia Supreme Court.
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
We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At March 31, 2016, we had deferred approximately $0.6 million of net losses on these derivative financial instruments in accumulated other comprehensive income. Assuming market conditions continue, we expect to recognize substantially all of this amount in the next twelve months.
At March 31, 2016, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $46.4 million at March 31, 2016, with maturities extending to March 2017. These instruments consist primarily of contracts to purchase or sell Canadian Dollars. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.
The following tables summarize our derivative financial instruments at March 31, 2016 and December 31, 2015:

	Asset and Liability Derivatives
	March 31, 2016	December 31, 2015
	(In thousands)
Derivatives Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable – other	$396	$132
Other assets	$—	$174
Accounts payable	$2,668	$3,790
Other liabilities	$—	$432

The effects of derivatives on our financial statements are outlined below:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
FX Forward Contracts:
Amount of gain (loss) recognized in other comprehensive income (loss)	$1,295	$(3,382)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings: effective portion
Location
Revenues	$(23)	$694
Cost of operations	$1,151	$(3,421)
NOTE 7 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at March 31, 2016:

	3/31/2016	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Corporate bonds	$1,160	$1,160	$—	$—
Equities	836	836	—	—
Available-for-sale securities
Equities	$3,239	$—	$3,239	$—
Mutual funds	3,973	—	3,973	—
Asset-backed securities and collateralized mortgage obligations	248	—	248	—
Commercial paper	2,996	—	2,996	—
Total	$12,452	$1,996	$10,456	$—
The following is a summary of our investments measured at fair value at December 31, 2015:

	12/31/2015	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Corporate bonds	$703	$703	$—	$—
Equities	891	891	—	—
Available-for-sale securities
Equities	$948	$—	$948	$—
Mutual funds	3,969	—	3,969	—
Asset-backed securities and collateralized mortgage obligations	262	—	262	—
Commercial paper	2,773	—	2,773	—
Total	$9,546	$1,594	$7,952	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At March 31, 2016 and December 31, 2015, we had forward contracts outstanding to purchase or sell Canadian dollars, with a total fair value of $(2.3) million and $(3.9) million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at March 31, 2016 and December 31, 2015.
NOTE 8 – STOCK-BASED COMPENSATION
Total stock-based compensation expense for all of our plans recognized for the three months ended March 31, 2016 and 2015 totaled $2.9 million and $3.7 million, respectively, with associated tax benefit totaling $1.0 million and $1.3 million, respectively.

NOTE 9 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
REVENUES:
Nuclear Operations	$295,255	$284,438
Technical Services	22,525	18,584
Nuclear Energy	47,314	32,957
Adjustments and Eliminations (1)	(268)	(493)
	$364,826	$335,486

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Nuclear Operations Transfers	$(77)	$(463)
Technical Services Transfers	(183)	—
Nuclear Energy Transfers	(8)	(30)
	$(268)	$(493)
OPERATING INCOME:
Nuclear Operations	$64,942	$68,012
Technical Services	5,371	1,645
Nuclear Energy	7,386	(3,666)
Other	(1,890)	(5,168)
	$75,809	$60,823
Unallocated Corporate (2)	(3,200)	(5,375)
mPower Framework Agreement	(30,000)	—
Special Charges for Restructuring Activities	—	(148)
Cost to spin-off Power Generation business	—	(1,517)
Total Operating Income	$42,609	$53,783
Other Income (Expense):
Interest income	138	26
Interest expense	(1,694)	(2,223)
Other – net	24,071	(1,404)
Total Other Income	22,515	(3,601)
Income before Provision for Income Taxes	$65,124	$50,182

(2)	Unallocated corporate includes general corporate overhead not allocated to segments.

NOTE 10 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except share and per share amounts)
Basic:
Income from continuing operations less noncontrolling interest	$48,791	$34,233
Income (loss) from discontinued operations, net of tax	—	11,024
Net income	$48,791	$45,257
Weighted average common shares	104,364,141	106,775,916
Income from continuing operations less noncontrolling interest	$0.47	$0.32
Income (loss) from discontinued operations, net of tax	—	0.10
Net income	$0.47	$0.42
Diluted:
Income from continuing operations less noncontrolling interest	$48,791	$34,233
Income (loss) from discontinued operations, net of tax	—	11,024
Net income	$48,791	$45,257
Weighted average common shares (basic)	104,364,141	106,775,916
Effect of dilutive securities:
Stock options, restricted stock and performance shares (1)	1,398,778	370,578
Adjusted weighted average common shares	105,762,919	107,146,494
Income from continuing operations less noncontrolling interest	$0.46	$0.32
Income (loss) from discontinued operations, net of tax	—	0.10
Net income	$0.46	$0.42

(1)	At March 31, 2016 and 2015, we have excluded from our diluted share calculation 385,919 and 3,048,297 shares, respectively, related to stock options, as their effect would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 of this report and the audited consolidated financial statements and the related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2015 (our “2015 10-K”).
In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean BWX Technologies, Inc. (“BWXT”) and its consolidated subsidiaries.
We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.
From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. In addition, various statements in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Statements and assumptions regarding expectations and projections of specific projects, our future backlog, revenues, income and capital spending, acquisitions or divestitures, return of capital activities or margin improvement initiatives are examples of forward-looking statements. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “seek,” “goal,” “could,” “intend,” “may,” “should” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.
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
We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors. We have discussed many of these factors in more detail elsewhere in this report and in Item 1A “Risk Factors” in our 2015 10-K. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
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

Nuclear Operations Segment
The revenues of our Nuclear Operations segment are largely a function of defense spending by the U.S. Government. Through this segment, we engineer, design and manufacture precision naval nuclear components and reactors for the DOE/NNSA's Naval Nuclear Propulsion Program. As a supplier of major nuclear components for certain U.S. Government programs, this segment is a significant participant in the defense industry.
Technical Services Segment
The revenues and equity in income of investees of our Technical Services segment are largely a function of spending by the U.S. Government and the performance scores we and our consortium partners earn in managing and operating high-consequence operations at U.S. nuclear weapons sites and national laboratories. With its specialized capabilities of full life-cycle management of special materials, facilities and technologies, we believe our Technical Services segment is well-positioned to continue to participate in the continuing cleanup, operation and management of critical government-owned nuclear sites, laboratories and manufacturing complexes maintained by the DOE, NASA and other federal agencies.
Nuclear Energy Segment
Through this segment, we design, license, manufacture and deliver commercial nuclear steam generators, pressure vessels, reactor components, heat exchangers and other auxiliary equipment, including containers for the storage of spent nuclear fuel. This segment also is a significant supplier to nuclear power utilities undergoing major refurbishment projects.
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

The results of operations for the three month period ended March 31, 2015 reflect the historical operations of our former Power Generation business as discontinued operations. See Note 2 for further information regarding the spin-off of BWE. The discussions in this quarterly report are presented on the basis of continuing operations, unless otherwise stated.
mPower Framework Agreement
On March 2, 2016, we entered into a framework agreement with Bechtel Power Corporation (“Bechtel”), BWXT Modular Reactors, LLC and BDC NexGen Power, LLC for the potential restructuring and restart of our mPower small modular reactor program (the “Framework Agreement”). As a result of entering into the Framework Agreement, we have deconsolidated GmP from our financial statements as of the date of the Framework Agreement. We recorded a gain of approximately $13.6 million in the quarter ended March 31, 2016 related to the deconsolidation of GmP as a component of other - net in our condensed consolidated statement of income.
For additional information on the Framework Agreement, see Note 5 to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 10-K. There have been no material changes to our policies during the three months ended March 31, 2016 except as discussed in Note 1 to our condensed consolidated financial statements.
Accounting for Contracts
As of March 31, 2016, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the three months ended March 31, 2016 and 2015, we recognized net changes in estimates related to long-term contracts accounted for on the percentage-of-completion basis, which increased operating income by approximately $2.3 million and $1.7 million, respectively.
RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2016 VS. THREE MONTHS ENDED MARCH 31, 2015
Selected financial highlights are presented in the table below:

	Three Months Ended March 31,
	2016	2015	$ Change
	(in thousands)
REVENUES:
Nuclear Operations	$295,255	$284,438	$10,817
Technical Services	22,525	18,584	3,941
Nuclear Energy	47,314	32,957	14,357
Adjustments and Eliminations	(268)	(493)	225
	$364,826	$335,486	$29,340
OPERATING INCOME:
Nuclear Operations	$64,942	$68,012	$(3,070)
Technical Services	5,371	1,645	3,726
Nuclear Energy	7,386	(3,666)	11,052
Other	(1,890)	(5,168)	3,278
	$75,809	$60,823	$14,986
Unallocated Corporate	(3,200)	(5,375)	2,175
mPower Framework Agreement	(30,000)	—	(30,000)
Special Charges for Restructuring Activities	—	(148)	148
Cost to spin-off Power Generation Business	—	(1,517)	1,517
Total Operating Income	$42,609	$53,783	$(11,174)
Consolidated Results of Operations
Consolidated revenues increased 8.7%, or $29.3 million, to $364.8 million in the three months ended March 31, 2016 compared to $335.5 million for the corresponding period in 2015. The Nuclear Energy segment experienced a $14.4 million increase in revenues in addition to increased revenues in our Nuclear Operations and Technical Services segments totaling $10.8 million and $3.9 million, respectively.
Consolidated operating income decreased $11.2 million to $42.6 million in the three months ended March 31, 2016 compared to $53.8 million for the corresponding period of 2015. The decrease was primarily driven by the recording of a $30.0 million charge related to the mPower Framework Agreement and a $3.1 million reduction in operating income for the Nuclear Operations segment. These decreases were offset by improvements in our Nuclear Energy, Technical Services and Other segments of $11.1 million, $3.7 million and $3.3 million, respectively. We also incurred a decrease in unallocated corporate expenses of $2.2 million.
Nuclear Operations

	Three Months Ended March 31,
	2016	2015	$ Change
	(in thousands)
Revenues	$295,255	$284,438	$10,817
Operating Income	64,942	$68,012	(3,070)
% of Revenues	22.0%	23.9%
Revenues increased 3.8%, or $10.8 million, to $295.3 million in the three months ended March 31, 2016 compared to $284.4 million for the corresponding period of 2015. The increase was primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs, which resulted in increased revenues totaling $14.1 million. These increases were partially offset by a decrease in revenues related to our naval nuclear fuel and downblending activities of $3.3 million when compared to the corresponding period of the prior year.
Operating income decreased $3.1 million to $64.9 million in the three months ended March 31, 2016 compared to $68.0 million for the corresponding period of 2015, primarily due to a $3.0 million benefit from the settlement of a property-related insurance claim that was recorded in the three months ended March 31, 2015. Contract improvements in our naval nuclear fuel and downblending business in the prior year coupled with the decrease in revenues noted above resulted in a decrease in operating income. This decrease was offset by the operating income associated with the increased activity in the manufacturing of nuclear components for U.S. Government programs noted above.
Technical Services

	Three Months Ended March 31,
	2016	2015	$ Change
	(in thousands)
Revenues	$22,525	$18,584	$3,941
Operating Income	5,371	1,645	3,726
Revenues increased 21.2%, or $3.9 million, to $22.5 million in the three months ended March 31, 2016 compared to $18.6 million for the corresponding period of 2015. This increase is primarily attributable to higher activity at our Naval Reactor decommissioning and decontamination project totaling $2.6 million.
Operating income increased $3.7 million to $5.4 million in the three months ended March 31, 2016 compared to $1.6 million in the corresponding period of 2015, primarily attributable to lower selling, general and administrative expenses of $2.1 million related to a decrease in business development activities caused by the timing of proposal activities. In addition, equity income of investees increased $1.7 million compared to the corresponding period in 2015.

Nuclear Energy

	Three Months Ended March 31,
	2016	2015	$ Change
	(in thousands)
Revenues	$47,314	$32,957	$14,357
Operating Income	7,386	(3,666)	11,052
% of Revenues	15.6%	(11.1)%
Revenues increased 43.6%, or $14.4 million, to $47.3 million in the three months ended March 31, 2016 compared to $33.0 million for the corresponding period of 2015. The increase in revenues was driven by a $14.0 million increase attributable to our nuclear services business in both the United States and Canada. Production work on the China steam generator project resulted in an increase in our nuclear equipment business of $2.1 million. These increases were partially offset by the unfavorable impact of the translation of our Canadian Dollar denominated contracts into U.S. Dollars when compared to the same period of the prior year.
Operating income increased $11.1 million to $7.4 million in the three months ended March 31, 2016 compared to a loss of $3.7 million for the corresponding period of 2015. The increase in nuclear services and equipment revenue noted above and lower fixed cost resulting from the margin improvement initiatives that were completed in the prior year resulted in an operating income improvement of $8.1 million. Lower selling, general and administrative expenses resulted in an additional improvement of operating income of $0.8 million when compared to the same period of the prior year.
Other

	Three Months Ended March 31,
	2016	2015	$ Change
	(in thousands)
Operating Income	(1,890)	(5,168)	3,278

Operating income increased $3.3 million to a loss of $1.9 million in the three months ended March 31, 2016 compared to a loss of $5.2 million for the corresponding period of 2015, due to the slowing pace of development related to our previously announced plans to restructure the mPower program. Research and development activities and selling, general and administrative expenses decreased $2.1 million and $1.2 million, respectively, compared to the same period in 2015.
Unallocated Corporate
Unallocated corporate expenses decreased $2.2 million to $3.2 million for the three months ended March 31, 2016, as compared to $5.4 million for the corresponding period of 2015. This decrease is primarily related to lower general corporate overhead resulting from the spin-off, which allowed the Company to reduce expenses that were previously incurred to support a larger organization.
Unallocated corporate expenses for the three months ended March 31, 2015 include certain expenses that were incurred to manage and provide corporate support of a larger consolidated group prior to the spin-off of the Power Generation business. General corporate overhead expenses that were not specifically identifiable with our former Power Generation business are reflected as part of continuing operations for the historical financial statements.

Provision for Income Taxes

	Three Months Ended March 31,
	2016	2015	$ Change
	(in thousands)
Income from Continuing Operations before Provision for Income Taxes	$65,124	$50,182	$14,942
Income Tax Provision	$16,230	$16,217	$13
Effective Tax Rate	24.9%	32.3%
We primarily operate in the United States and Canada, and we recognize our consolidated income tax provision based on the U.S. federal statutory rate of 35% due to the presumed repatriation of our Canadian earnings.
Our effective tax rate for the three month period ended March 31, 2016 was approximately 24.9% as compared to 32.3% for the three month period ended March 31, 2015. The effective tax rate for the three month period ended March 31, 2016 was lower than our statutory rate and lower than the effective tax rate for the three months ended March 31, 2015 primarily due to the $13.6 million non-taxable gain recognized related to the deconsolidation of GmP.
Backlog
Backlog is not a measure recognized by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. We generally include expected revenue in our backlog when we receive written confirmation from our customers authorizing the performance of work and committing the customer to payment for work performed. We are subject to the budgetary and appropriation cycle of the U.S. Government as it relates to our Nuclear Operations and Technical Services segments. Backlog may not be indicative of future operating results and projects in our backlog may be canceled, modified or otherwise altered by customers. We do not include orders of our unconsolidated joint ventures in backlog. These unconsolidated joint ventures are primarily included in our Technical Services segment.

	March 31, 2016	December 31, 2015
	(Unaudited) (In millions)
Nuclear Operations	$2,098	$2,311
Technical Services	20	4
Nuclear Energy	345	335
Total Backlog	$2,463	$2,650
Of the March 31, 2016 backlog, we expect to recognize revenues as follows:

	2016	2017	Thereafter	Total
	(Unaudited) (In approximate millions)
Nuclear Operations	$639	$640	$819	$2,098
Technical Services	20	—	—	20
Nuclear Energy	123	120	102	345
Total Backlog	$782	$760	$921	$2,463
At March 31, 2016, Nuclear Operations backlog with the U.S. Government was $2,096.4 million, of which $220.6 million had not yet been funded.
At March 31, 2016, Technical Services backlog with the U.S. Government was $19.8 million, all of which was funded.
At March 31, 2016, Nuclear Energy had no backlog with the U.S. Government.

Major new awards from the U.S. Government are typically received following congressional approval of the budget for the government’s next fiscal year, which starts October 1, and may not be awarded to us before the end of the calendar year. Due to the fact that most contracts awarded by the U.S. Government are subject to these annual funding approvals, the total values of the underlying programs are significantly larger. Awards anticipated in the fourth quarter of 2015 were delayed due to ongoing contract negotiations with the U.S. Government. This component and fuel contract, along with a three year downblending contract, was awarded in April 2016 with a combined value exceeding $3.0 billion. Approximately $1.4 billion of these awards have been added to backlog in April 2016, with the bulk of the remaining contract value expected to be received in 2017 and 2018, subject to annual congressional appropriations and exercise of the options.
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
The Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which ratio may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At March 31, 2016 we were in compliance with all covenants set forth in the Credit Agreement.
Loans outstanding under the Credit Agreement bear interest at BWXT’s option at either the LIBOR rate plus a margin ranging from 1.25% to 1.75% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month LIBOR rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 0.75% per year. Starting on the closing date of the Credit Agreement, we are charged a commitment fee on the unused portions of the revolving credit facility and term loan facility, and that fee varies between 0.15% and 0.25% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.75% and 1.05% per year is charged with respect to the amount of each performance letter of credit issued under the Credit Agreement. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on BWXT’s leverage ratio. Upon the closing of the Credit Agreement, BWXT paid certain upfront fees to the lenders thereunder, and paid arrangement and other fees to the arrangers and agents of the Credit Agreement. At March 31, 2016, borrowings outstanding totaled $296.3 million and $0.0 million under our term loan and revolving line of credit, respectively, and letters of credit issued under the Credit Agreement totaled $111.8 million. As a result, we had $288.2 million available for borrowings or to meet letter of credit requirements as of March 31, 2016, excluding the additional $250 million available to us for term loan, revolving credit borrowings and letter of credit commitments.

Based on the current credit ratings of the Credit Agreement, the applicable margin for Eurocurrency rate loans is 1.250%, the applicable margin for base rate loans is 0.250%, the letter of credit fee for financial letters of credit is 1.250%, the letter of credit fee for performance letters of credit is 0.750%, and the commitment fee for unused portions of the Credit Agreement is 0.150%. The Credit Agreement does not have a floor for the base rate or the Eurocurrency rate. As of March 31, 2016, the interest rate on borrowings under our Credit Agreement was 1.68%.
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
Other Arrangements
We have posted surety bonds to support contractual obligations to customers relating to certain projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety’s discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2016, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $19.5 million.
Long-term Benefit Obligations
Our unfunded pension and postretirement benefit obligations totaled $370.2 million at March 31, 2016. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. We expect to make contributions of approximately $11.9 million for the remainder of 2016 related to our pension plans and postretirement plans.

Other
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Domestic	$87,854	$158,679
Foreign	10,316	23,733
Total	$98,170	$182,412
We expect cash on hand, cash flow from operations and borrowing capacity under the Credit Agreement to be sufficient to meet our liquidity needs for the next twelve months.
Our working capital decreased by approximately $32.1 million to $261.4 million at March 31, 2016 from $293.5 million at December 31, 2015, attributable to a decrease in cash and cash equivalents associated with the repurchase of common shares and the payment of accrued incentives and other benefits during the quarter ended March 31, 2016. This was partially offset by changes in net contracts in progress and advance billings due to the timing of project cash flows.
Our net cash used in operations increased by $23.3 million to $18.3 million in the three months ended March 31, 2016, compared to cash provided by operations of $5.0 million in the three months ended March 31, 2015. This increase in cash used by operations was largely attributable to the changes in net contracts in progress and advance billings discussed above as well as a reduction in accrued employee benefits.
Our net cash used in investing activities decreased by $9.7 million to $14.0 million in the three months ended March 31, 2016 compared to cash used in investing activities of $23.7 million in the three months ended March 31, 2015. The decrease in cash used in investing activities in 2016 was primarily attributable to a reduction in purchases of property, plant and equipment.
Our net cash used in financing activities increased by $42.7 million to $55.6 million in the three months ended March 31, 2016, compared to cash used in financing activities of $12.9 million in the three months ended March 31, 2015. This increase in net cash used in financing activities was primarily attributable to the repurchase of $50.0 million of common shares during the quarter ended March 31, 2016.
At March 31, 2016, we had restricted cash and cash equivalents totaling $18.0 million, $2.7 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets) and $15.3 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At March 31, 2016, we had investments with a fair value of $12.5 million. Our investment portfolio consists primarily of investments in corporate bonds, equities and highly liquid money market instruments. Our investments are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2015 10-K.
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief
Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding ongoing investigations and litigation, see Note 5 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.
Item 1A. Risk Factors
In addition to the other information in this report, the other factors presented in Item 1A. Risk Factors in our 2015 10-K are some of the factors that could materially affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2012, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended March 31, 2016. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2016 - January 31, 2016	630,898	$29.64	627,000	$218.5
February 1, 2016 - February 29, 2016	670,440	$29.44	660,000	$297.9
March 1, 2016 - March 31, 2016	504,675	$32.93	361,926	$285.9
Total	1,806,013	$30.49	1,648,926

(1)
Includes 3,898 shares, 10,440 shares and 142,749 shares repurchased during January, February and March, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

(2)
On February 26, 2014, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million during a two-year period that expired on February 25, 2016. On November 4, 2015, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $300 million during a two-year period that began on February 26, 2016 and expires on February 26, 2018.

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
Exhibit 3.2* - Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to BWXT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).
Exhibit 3.3* - Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to BWXT’s Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).
Exhibit 10.1* - Framework Agreement dated March 2, 2016 among the Company, Bechtel Power Corporation, BWXT Modular Reactors, LLC and BDC NexGen Power, LLC (incorporated by reference to Exhibit 10.1 to BWXT's Current Report on Form 8-K filed with the SEC on March 3, 2016 (File No. 1-34658)).
Exhibit 10.2+ - Form of Non-Employee Director Grant Letter.
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

May 2, 2016

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

10.1*
Framework Agreement dated March 2, 2016 among the Company, Bechtel Power Corporation, BWXT Modular Reactors, LLC and BDC NexGen Power, LLC (incorporated by reference to Exhibit 10.1 to BWXT's Current Report on Form 8-K filed with the SEC on March 3, 2016 (File No. 1-34658)).

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