Form 10-Q
period 2016-06-30
BWX Technologies, Inc.
filed 2016-08-08
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 __________________________________________________
FORM 10-Q
 __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at July 31, 2016 was 103,414,620.

BWX TECHNOLOGIES, INC.
INDEX - FORM 10-Q

PART I
BWX TECHNOLOGIES, INC.
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2016	December 31, 2015
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$97,802	$154,729
Restricted cash and cash equivalents	5,162	15,364
Investments	14,881	3,476
Accounts receivable – trade, net	133,434	153,326
Accounts receivable – other	22,897	22,444
Contracts in progress	358,172	265,770
Other current assets	32,423	32,185
Total Current Assets	664,771	647,294
Property, Plant and Equipment	867,167	846,936
Less accumulated depreciation	604,175	578,092
Net Property, Plant and Equipment	262,992	268,844
Investments	6,745	6,070
Goodwill	168,722	168,434
Deferred Income Taxes	176,328	181,359
Investments in Unconsolidated Affiliates	45,882	32,088
Intangible Assets	57,378	58,328
Other Assets	18,525	12,981
TOTAL	$1,401,343	$1,375,398
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2016	December 31, 2015
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Notes payable and current maturities of long-term debt	$15,000	$15,000
Accounts payable	83,561	74,130
Accrued employee benefits	54,288	67,603
Accrued liabilities – other	68,609	44,947
Advance billings on contracts	153,126	138,558
Accrued warranty expense	12,919	13,542
Total Current Liabilities	387,503	353,780
Long-Term Debt	271,509	278,259
Accumulated Postretirement Benefit Obligation	20,872	20,418
Environmental Liabilities	61,660	60,239
Pension Liability	347,500	358,512
Other Liabilities	19,853	24,555
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 123,875,584 and 122,813,135 shares at June 30, 2016 and December 31, 2015, respectively	1,239	1,228
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	49,384	22,732
Retained earnings	826,737	739,350
Treasury stock at cost, 20,390,172 and 17,515,757 shares at June 30, 2016 and December 31, 2015, respectively	(589,771)	(498,346)
Accumulated other comprehensive income	4,538	752
Stockholders’ Equity – BWX Technologies, Inc.	292,127	265,716
Noncontrolling interest	319	13,919
Total Stockholders’ Equity	292,446	279,635
TOTAL	$1,401,343	$1,375,398
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$402,382	$357,135	$767,208	$692,622
Costs and Expenses:
Cost of operations	265,076	249,489	513,886	477,127
Research and development costs	1,566	3,653	3,297	7,481
Gains on asset disposals and impairments, net	(50)	—	(50)	(3)
Selling, general and administrative expenses	52,040	54,760	97,249	105,186
mPower framework agreement	—	—	30,000	—
Special charges for restructuring activities	—	16,460	—	16,608
Costs to spin-off the Power Generation business	—	24,470	—	25,987
Total Costs and Expenses	318,632	348,832	644,382	632,386
Equity in Income of Investees	4,708	3,282	8,241	5,134
Operating Income	88,458	11,585	131,067	65,370
Other Income (Expense):
Interest income	267	170	405	234
Interest expense	(1,583)	(3,300)	(3,277)	(5,561)
Other – net	820	120	24,891	(1,284)
Total Other Income (Expense)	(496)	(3,010)	22,019	(6,611)
Income from continuing operations before provision for income taxes and noncontrolling interest	87,962	8,575	153,086	58,759
Provision for Income Taxes	30,360	8,982	46,590	25,200
Income (loss) from continuing operations before noncontrolling interest	57,602	(407)	106,496	33,559
Income (loss) from discontinued operations, net of tax	—	(16,912)	—	(5,837)
Net Income (Loss)	$57,602	$(17,319)	$106,496	$27,722
Net (Income) Loss Attributable to Noncontrolling Interest	(125)	172	(228)	388
Net Income (Loss) Attributable to BWX Technologies, Inc.	$57,477	$(17,147)	$106,268	$28,110
Amounts Attributable to BWX Technologies, Inc.’s Common Shareholders:
Income (loss) from continuing operations, net of tax	$57,477	$(181)	$106,268	$34,053
Income (loss) from discontinued operations, net of tax	—	(16,966)	—	(5,943)
Net Income (Loss) Attributable to BWX Technologies, Inc.	$57,477	$(17,147)	$106,268	$28,110
Earnings per Common Share:
Basic:
Income (loss) from continuing operations	$0.56	$0.00	$1.02	$0.32
Income (loss) from discontinued operations	—	(0.16)	—	(0.06)
Net Income (Loss) Attributable to BWX Technologies, Inc.	$0.56	$(0.16)	$1.02	$0.26
Diluted:
Income (loss) from continuing operations	$0.55	$0.00	$1.01	$0.32
Income (loss) from discontinued operations	—	(0.16)	—	(0.06)
Net Income (Loss) Attributable to BWX Technologies, Inc.	$0.55	$(0.16)	$1.01	$0.26
Shares used in the computation of earnings per share (Note 10):
Basic	103,527,603	107,120,149	103,945,872	106,948,033
Diluted	104,819,028	107,120,149	105,290,974	107,359,947
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited) (In thousands)
Net Income (Loss)	$57,602	$(17,319)	$106,496	$27,722
Other Comprehensive Income (Loss):
Currency translation adjustments, net of tax provision of $(47), $0, $(734) and $0, respectively	37	2,151	2,113	(8,779)
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $(18), $604, $(352) and $778, respectively	51	(2,003)	1,012	(2,218)
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $(5), $113, $285 and $(570), respectively	15	(339)	(823)	1,577
Amortization of benefit plan costs, net of tax benefit of $(142), $(179), $(283) and $(358), respectively	265	329	530	660
Investments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $278, $239, $(525) and $14, respectively	(511)	(441)	977	(26)
Reclassification adjustment for gains included in net income, net of tax provision of $6, $69, $12 and $64, respectively	(11)	(124)	(23)	(115)
Other Comprehensive Income (Loss)	(154)	(427)	3,786	(8,901)
Total Comprehensive Income (Loss)	57,448	(17,746)	110,282	18,821
Comprehensive (Income) Loss Attributable to Noncontrolling Interest	(125)	165	(228)	363
Comprehensive Income (Loss) Attributable to BWX Technologies, Inc.	$57,323	$(17,581)	$110,054	$19,184
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2015	122,813,135	$1,228	$22,732	$739,350	$752	$(498,346)	$265,716	$13,919	$279,635
Net income	—	—	—	106,268	—	—	106,268	228	106,496
Dividends declared ($0.18 per share)	—	—	—	(18,881)	—	—	(18,881)	—	(18,881)
Currency translation adjustments	—	—	—	—	2,113	—	2,113	—	2,113
Derivative financial instruments	—	—	—	—	189	—	189	—	189
Defined benefit obligations	—	—	—	—	530	—	530	—	530
Available-for-sale investments	—	—	—	—	954	—	954	—	954
Exercise of stock options	684,222	7	16,685	—	—	—	16,692	—	16,692
Shares placed in treasury	—	—	—	—	—	(91,425)	(91,425)	—	(91,425)
Stock-based compensation charges	378,227	4	6,581	—	—	—	6,585	—	6,585
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(257)	(257)
Deconsolidation of Generation mPower LLC	—	—	—	—	—	—	—	(13,571)	(13,571)
Other	—	—	3,386	—	—	—	3,386	—	3,386
Balance June 30, 2016 (unaudited)	123,875,584	$1,239	$49,384	$826,737	$4,538	$(589,771)	$292,127	$319	$292,446
Balance December 31, 2014	121,604,332	$1,216	$775,393	$642,489	$3,596	$(423,990)	$998,704	$15,497	$1,014,201
Net income	—	—	—	28,110	—	—	28,110	(388)	27,722
Dividends declared ($0.20 per share)	—	—	—	(21,676)	—	—	(21,676)	—	(21,676)
Currency translation adjustments	—	—	—	—	(8,804)	—	(8,804)	25	(8,779)
Derivative financial instruments	—	—	—	—	(641)	—	(641)	—	(641)
Defined benefit obligations	—	—	—	—	660	—	660	—	660
Available-for-sale investments	—	—	—	—	(141)	—	(141)	—	(141)
Exercise of stock options	127,951	1	3,206	—	—	—	3,207	—	3,207
Contributions to thrift plan	149,753	1	4,530	—	—	—	4,531	—	4,531
Shares placed in treasury	—	—	—	—	—	(1,712)	(1,712)	—	(1,712)
Stock-based compensation charges	529,623	6	22,442	—	—	—	22,448	—	22,448
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(232)	(232)
Spin-off of Power Generation Business	—	—	(792,342)	—	10,407	—	(781,935)	(1,120)	(783,055)
Balance June 30, 2015 (unaudited)	122,411,659	$1,224	$13,229	$648,923	$5,077	$(425,702)	$242,751	$13,782	$256,533
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$106,496	$27,722
Non-cash items included in net income from continuing operations:
Depreciation and amortization	24,669	51,715
Income of investees, net of dividends	(3,413)	1,306
(Gains) losses on asset disposals and impairments, net	(50)	26,441
Gain on deconsolidation of Generation mPower LLC	(13,571)	—
Recognition of losses for pension and postretirement plans	813	3,179
Stock-based compensation expense	6,030	22,444
Excess tax benefits from stock-based compensation	(1,735)	22
Changes in assets and liabilities:
Accounts receivable	22,662	46,890
Accounts payable	10,285	(17,710)
Contracts in progress and advance billings on contracts	(76,044)	(4,110)
Income taxes	14,917	(35,953)
Accrued and other current liabilities	8,463	8,664
Pension liability, accrued postretirement benefit obligation and employee benefits	(29,016)	(45,692)
Other, net	(7,864)	(1,645)
NET CASH PROVIDED BY OPERATING ACTIVITIES	62,642	83,273
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	10,202	3,500
Purchases of property, plant and equipment	(18,479)	(40,601)
Purchases of securities	(15,467)	(8,197)
Sales and maturities of securities	5,305	2,016
Proceeds from asset disposals	50	60
Investment in equity method investees	(10,493)	—
NET CASH USED IN INVESTING ACTIVITIES	(28,882)	(43,222)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the Credit Agreement	—	33,750
Repayments under Credit Agreement	(7,500)	(3,750)
Payment of debt issuance costs	—	(5,023)
Repurchase of common shares	(81,466)	—
Dividends paid to common shareholders	(19,024)	(21,549)
Exercise of stock options	14,957	3,229
Excess tax benefits from stock-based compensation	1,735	(22)
Cash divested in connection with spin-off of Power Generation business	—	(307,562)
Other	(257)	(232)
NET CASH USED IN FINANCING ACTIVITIES	(91,555)	(301,159)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	868	(4,951)
TOTAL DECREASE IN CASH AND CASH EQUIVALENTS	(56,927)	(266,059)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	154,729	312,969
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$97,802	$46,910
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,786	$4,322
Income taxes (net of refunds)	$32,939	$58,397
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$4,980	$3,182
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the condensed consolidated financial statements of BWX Technologies, Inc. ("BWXT") in U.S. Dollars in accordance with the interim reporting requirements of Form 10-Q, Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States ("GAAP"). Certain financial information and disclosures normally included in our financial statements prepared annually in accordance with GAAP have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2015 (our "2015 10-K"). We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation.
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified amounts previously reported to conform to the presentation as of and for the three and six month periods ended June 30, 2016. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
Unless the context otherwise indicates, "we," "us" and "our" mean BWXT and its consolidated subsidiaries.
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
Reportable Segments
We operate in three reportable segments: Nuclear Operations, Technical Services and Nuclear Energy. Our reportable segments are further described as follows:

•
Our Nuclear Operations segment manufactures naval nuclear reactors for the U.S. Department of Energy ("DOE")/National Nuclear Security Administration’s ("NNSA") Naval Nuclear Propulsion Program, which in turn supplies them to the U.S. Navy for use in submarines and aircraft carriers. Through this segment, we own and operate manufacturing facilities located in Lynchburg, Virginia; Mount Vernon, Indiana; Euclid, Ohio; Barberton, Ohio; and Erwin, Tennessee. The Barberton and Mount Vernon locations specialize in the design and manufacture of heavy components. The Euclid facility, which is N-Stamp certified by the American Society of Mechanical Engineers, fabricates electro-mechanical equipment for the U.S. Government, and performs design, manufacturing, inspection, assembly and testing activities. The Lynchburg operations fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. Fuel for the naval nuclear reactors is provided by Nuclear Fuel Services, Inc. ("NFS"), one of our wholly owned subsidiaries. Located in Erwin, Tennessee, NFS also converts Cold War-era government stockpiles of highly enriched uranium into material suitable for further processing into commercial nuclear reactor fuel.

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
Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and the related footnotes included in our 2015 10-K.
Deconsolidation of Generation mPower LLC
On March 2, 2016, we entered into a framework agreement with Bechtel Power Corporation ("Bechtel"), BWXT Modular Reactors, LLC and BDC NexGen Power, LLC for the potential restructuring and restart of our mPower small modular reactor program (the "Framework Agreement"). As a result of entering into the Framework Agreement, we have deconsolidated Generation mPower LLC ("GmP") from our financial statements as of the date of the Framework Agreement. We recorded a gain of approximately $13.6 million during the six months ended June 30, 2016 related to the deconsolidation of GmP as a component of other - net in our condensed consolidated statement of income.
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

Comprehensive Income
The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Currency translation adjustments	$9,933	$7,820
Net unrealized loss on derivative financial instruments	(499)	(688)
Unrecognized prior service cost on benefit obligations	(5,801)	(6,331)
Net unrealized gain (loss) on available-for-sale investments	905	(49)
Accumulated other comprehensive income	$4,538	$752
The amounts reclassified out of accumulated other comprehensive income by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$(17)	$(210)	$(40)	$484	Revenues
	(3)	703	1,148	(2,718)	Cost of operations
	(20)	493	1,108	(2,234)	Total before tax
	5	(127)	(285)	575	Provision for Income Taxes
	$(15)	$366	$823	$(1,659)	Net Income
Amortization of prior service cost on benefit obligations	$(400)	$(400)	$(799)	$(801)	Cost of operations
	(7)	(9)	(14)	(18)	Selling, general and administrative expenses
	(407)	(409)	(813)	(819)	Total before tax
	142	140	283	278	Provision for Income Taxes
	$(265)	$(269)	$(530)	$(541)	Net Income
Realized gain on investments	$17	$191	$35	$177	Other – net
	(6)	(68)	(12)	(63)	Provision for Income Taxes
	$11	$123	$23	$114	Net Income
Total reclassification for the period	$(269)	$220	$316	$(2,086)
Inventories
At June 30, 2016 and December 31, 2015, included in other current assets we had inventories totaling $7.6 million and $7.3 million, respectively, consisting entirely of raw materials and supplies.
Restricted Cash and Cash Equivalents
At June 30, 2016, we had restricted cash and cash equivalents totaling $7.9 million, $2.7 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $5.2 million of which was held to meet reinsurance reserve requirements of our captive insurer.
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
The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Balance at beginning of period	$13,542	$15,889
Additions	483	563
Expirations and other changes	(1,364)	—
Payments	(16)	(51)
Translation and other	274	(304)
Balance at end of period	$12,919	$16,097
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
Our effective tax rate for the three months ended June 30, 2016 was approximately 34.5% as compared to 104.7% for the three months ended June 30, 2015. Our effective tax rate for the six months ended June 30, 2016 was approximately 30.4% as compared to 42.9% for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 was lower than our statutory rate primarily due to the $13.6 million gain recognized related to the deconsolidation of GmP. The effective tax rates for the three and six months ended June 30, 2015 were higher than our statutory rate primarily due to the change in our tax footprint associated with the spin-off, resulting in the revaluations of deferred tax assets and liabilities as well as the need to recognize tax provision on our global earnings at our U.S. federal rate due to the likely repatriation of future foreign earnings. These matters resulted in $3.8 million of tax provision for the three and six months ended June 30, 2015.
As of June 30, 2016, we have gross unrecognized tax benefits of $2.4 million. Of the $2.4 million gross unrecognized tax benefits, $2.2 million would reduce our effective tax rate if recognized.
New Accounting Standards
In May 2014, the FASB issued the Topic Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in the Topic Revenue Recognition and most industry specific guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB deferred the effective date of this amendment until 2018. The update may be adopted either retrospectively to each prior period or as a cumulative-effect adjustment on the date of adoption. We are currently evaluating the methods of adoption allowed by the updated standard and the effect it may have on our consolidated financial statements and related disclosures. Since the updated standard will supersede substantially all existing guidance related to revenue recognition, it could impact revenue and cost recognition for each of our segments, in addition to business processes and information technology systems. As a result, our evaluation of the effects of this Topic will extend over future periods.
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
At the spin-off, BWXT had outstanding performance guarantees for various projects executed by the Power Generation business in the normal course of business. These guarantees totaled $1,542 million and ranged in expiration dates from 2015 to 2035. In February 2016, BWE notified us that we have been released from substantially all remaining performance guarantees. Accordingly, we reduced the outstanding liability and recorded a gain of approximately $9.3 million during the six months ended June 30, 2016 as a component of other – net in our condensed consolidated statement of income.
Financial Information
The following table presents selected financial information regarding the results of operations of our former Power Generation business:

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
	(Unaudited) (In thousands)
Revenues	$434,453	$830,234
Costs and Expenses:
Cost of operations	352,573	665,558
Research and development costs	3,962	8,480
Losses on asset disposals and impairments, net	8,945	8,963
Selling, general and administrative expenses (1)	55,630	108,911
Special charges for restructuring activities	5,311	7,666
Costs to spin-off	30,831	34,358
Total Costs and Expenses	457,252	833,936
Equity in Income (Loss) of Investees	967	(1,104)
Operating Income (Loss)	(21,832)	(4,806)
Other Income	609	305
Income (Loss) before Provision for Income Taxes	(21,223)	(4,501)
Provision for (Benefit from) Income Taxes	(4,311)	1,336
Net Income (Loss)	(16,912)	(5,837)
Net Income Attributable to Noncontrolling Interest	(54)	(106)
Income (Loss) from Discontinued Operations	$(16,966)	$(5,943)

(1)
Included in selling, general and administrative expenses are allocations of corporate administrative expenses of $13.9 million and $28.0 million for the three and six months ended June 30, 2015, respectively.

We incurred approximately $66.5 million in total spin-off related costs, which includes approximately $29.8 million for professional services and $23.1 million of retention and severance-related charges. Income (loss) from discontinued operations for the three and six months ended June 30, 2015 includes $30.8 million and $34.4 million, respectively, of these charges and included in continuing operations are spin-off costs of $24.5 million and $26.0 million for the three and six months ended June 30, 2015, respectively. A total of $6.1 million was recognized in the year ended December 31, 2014.
The following table presents selected financial information regarding cash flows of our former Power Generation business that are included in the condensed consolidated statements of cash flows:

Six Months Ended June 30,
2015
(Unaudited) (In thousands)
Non-cash items included in net income (loss):
Depreciation and amortization	$21,458
Income (loss) of investees, net of dividends	$(2,293)
Losses on asset disposals and impairments, net	$10,544
Purchases of property, plant and equipment	$11,494
NOTE 3 – SPECIAL CHARGES FOR RESTRUCTURING ACTIVITIES
Effective June 30, 2015, margin improvement initiatives designed to strengthen the operating performance of our Nuclear Energy segment were substantially complete. In the six months ended June 30, 2015, we incurred $0.7 million of expenses related to facility consolidation and employee termination benefits in connection with these initiatives.

In addition, we incurred $15.9 million for the six months ended June 30, 2015 related to the restructuring of our mPower program, consisting primarily of asset impairments as a result of the significant adverse changes in the business prospects of the mPower program.
The following summarizes the changes in our restructuring liability for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30, 2016	June 30, 2015
	(In thousands)
Balance at the beginning of the period	$901	$4,967
Special charges for restructuring activities (1)	—	610
Payments	(478)	(3,875)
Translation and other	(122)	(131)
Balance at the end of the period	$301	$1,571

(1)	Excludes non-cash charges of $16.0 million for the six months ended June 30, 2015, which did not impact the restructuring liability.
At June 30, 2016, unpaid restructuring charges totaled $0.3 million for employee termination benefits.
NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)
Service cost	$1,850	$6,208	$3,700	$12,488	$167	$219	$318	$442
Interest cost	13,765	16,182	27,454	32,714	553	686	1,094	1,373
Expected return on plan assets	(20,758)	(22,379)	(41,375)	(45,177)	(576)	(583)	(1,152)	(1,168)
Amortization of prior service cost (credit)	482	459	964	915	(75)	(50)	(151)	(96)
Recognized net actuarial loss	—	2,161	—	2,161	—	—	—	—
Net periodic benefit (income) cost	$(4,661)	$2,631	$(9,257)	$3,101	$69	$272	$109	$551
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
Our combined net periodic benefit cost for our pension and postretirement plans decreased $12.8 million in the first half of 2016. The decrease is primarily due to the change in the method used to estimate the interest and service cost components of net periodic benefit cost discussed above. While this change in estimate provides a more precise estimate of interest and service cost by improving the relationship of the discount rates utilized to measure our benefit obligation and the rates utilized to estimate interest and service cost, this change will not affect the measurement of our total pension and postretirement benefit obligations or our total annual net periodic benefit cost as the change in our interest and service cost will be offset in our recognized net actuarial (gain) loss recognized in the fourth quarter each year. Net periodic benefit cost also decreased due to lower service cost resulting from the December 31, 2015 plan freeze of our major U.S. and Canadian defined benefit qualified pension plans, which was partially offset by a lower expected return on plan assets.

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
The plaintiffs in the initial 11 consolidated suits filed their notice of appeal on the Motions for Summary Judgment decision on October 15, 2015 in the 3rd Circuit of the United States Court of Appeals, and the 4 additional consolidated cases have now joined this appeal. On April 16, 2016, the plaintiffs in the 2015 Lawsuits filed their notices of appeal in the 2015 Lawsuits and all cases on appeal have now been consolidated. Although the appeal process could be lengthy, if ultimately upheld the decision would result in the dismissal of all seventeen currently filed suits.
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
On March 2, 2016, BWXT entered into a Framework Agreement with Bechtel, BWXT Modular Reactors, LLC and BDC NexGen Power, LLC for the potential restructuring and restart of our mPower program (the "Framework Agreement"). The Framework Agreement provides that during a twelve (12) month fundraising period beginning on the effective date of the Framework Agreement, Bechtel will attempt to secure funding from third parties (including the DOE) to complete development of the mPower Plant design sufficient to achieve design certification by the U.S. Nuclear Regulatory Commission. During this fundraising period, BWXT plans to continue advancing the mPower design through in-kind engineering services within our previously announced planned mPower project spending of no more than $10.0 million per year.
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
In the six months ended June 30, 2016, we recognized the $30.0 million potential Settlement Amount, payment of which is contingent upon determination in Bechtel’s sole discretion not to restart the mPower program. In addition, provisions of the Framework Agreement result in the deconsolidation of GmP and the associated recognition of an approximate $13.6 million gain upon deconsolidation.
As BWXT has previously disclosed, the latest extension to the Cooperative Agreement with the DOE has expired and the DOE funding has been suspended.
Other Litigation and Settlements
On December 17, 2014, an unfavorable jury verdict was delivered against The Babcock & Wilcox Company, Babcock & Wilcox Power Generation Group, Inc., Babcock & Wilcox Nuclear Energy, Inc. and Babcock & Wilcox Canada Ltd. in a case entitled AREVA NP, INC. f/k/a Framatome ANP, Inc. v. The Babcock & Wilcox Company, et. al. in the amount of $16.1 million. On March 5, 2015 the trial court denied our post-trial motion requesting that the verdict be set aside or a new trial granted. In November 2015, the Virginia Supreme Court granted the BWXT parties' petition for appeal. On June 30, 2016, the Virginia Supreme Court rendered its decision by reversing the trial verdict in full and dismissing all claims against the BWXT parties in the case. The plaintiff had 30 days from the ruling date to file a petition for rehearing with the Virginia Supreme Court but did not do so. Accordingly, the June 30, 2016 ruling in favor of the BWXT parties is the final disposition of the case.
The case was filed August 26, 2011 in the Circuit Court for the City of Lynchburg, Commonwealth of Virginia and alleged that the BWXT parties to the suit owed royalties on certain commercial nuclear contracts performed by the Company and certain of its subsidiaries since 2004. As a result of the initial jury decision and notwithstanding our post-trial remedies, we made provisions in our financial statements in the fourth quarter of 2014 for the full amount of the jury award. Following the final disposition of the case with the Virginia Supreme Court, we reversed the $16.1 million liability related to the adverse jury award from our condensed consolidated balance sheet as of June 30, 2016.
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
We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At June 30, 2016, we had deferred approximately $0.5 million of net losses on these derivative financial instruments in accumulated other comprehensive income. Assuming market conditions continue, we expect to recognize substantially all of this amount in the next twelve months.
At June 30, 2016, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $38.9 million at June 30, 2016, with maturities extending to April 2017. These instruments consist primarily of contracts to purchase or sell Canadian Dollars. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.
The following tables summarize our derivative financial instruments at June 30, 2016 and December 31, 2015:

	Asset and Liability Derivatives
	June 30, 2016	December 31, 2015
	(In thousands)
Derivatives Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable – other	$176	$132
Other assets	$—	$174
Accounts payable	$2,350	$3,790
Other liabilities	$—	$432

The effects of derivatives on our financial statements are outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
FX Forward Contracts:
Amount of gain (loss) recognized in other comprehensive income (loss)	$69	$744	$1,364	$(2,638)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings: effective portion
Location
Revenues	$(17)	$(210)	$(40)	$484
Cost of operations	$(3)	$703	$1,148	$(2,718)
NOTE 7 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at June 30, 2016:

	6/30/2016	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Equities	$91	$91	$—	$—
Corporate bonds	1,911	1,911	—	—
Available-for-sale securities
U.S. Government and agency securities	7,122	7,122	—	—
Corporate bonds	3,575	—	3,575	—
Equities	2,356	—	2,356	—
Mutual funds	4,062	—	4,062	—
Asset-backed securities and collateralized mortgage obligations	237	—	237	—
Commercial paper	2,272	—	2,272	—
Total	$21,626	$9,124	$12,502	$—

The following is a summary of our investments measured at fair value at December 31, 2015:

	12/31/2015	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Equities	$891	$891	$—	$—
Corporate bonds	703	703	—	—
Available-for-sale securities
Equities	948	—	948	—
Mutual funds	3,969	—	3,969	—
Asset-backed securities and collateralized mortgage obligations	262	—	262	—
Commercial paper	2,773	—	2,773	—
Total	$9,546	$1,594	$7,952	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At June 30, 2016 and December 31, 2015, we had forward contracts outstanding to purchase or sell Canadian dollars, with a total fair value of $(2.2) million and $(3.9) million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at June 30, 2016 and December 31, 2015.
NOTE 8 – STOCK-BASED COMPENSATION
Total stock-based compensation expense for all of our plans recognized for the three months ended June 30, 2016 and 2015 totaled $3.8 million and $17.8 million, respectively, with associated tax benefit totaling $1.3 million and $6.0 million, respectively. Total stock-based compensation for all of our plans recognized for the six months ended June 30, 2016 and 2015 totaled $6.7 million and $21.5 million, respectively, with associated tax benefit totaling $2.3 million and $7.3 million, respectively.
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

NOTE 9 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
REVENUES:
Nuclear Operations	$325,660	$291,751	$620,915	$576,189
Technical Services	23,135	21,589	45,660	40,173
Nuclear Energy	54,194	45,466	101,508	78,423
Adjustments and Eliminations (1)	(607)	(1,671)	(875)	(2,163)
	$402,382	$357,135	$767,208	$692,622

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Nuclear Operations Transfers	$(49)	$(1,659)	$(126)	$(2,122)
Technical Services Transfers	(537)	(12)	(720)	(12)
Nuclear Energy Transfers	(21)	—	(29)	(29)
	$(607)	$(1,671)	$(875)	$(2,163)
OPERATING INCOME:
Nuclear Operations	$64,407	$61,145	$129,349	$129,157
Technical Services	4,621	5,490	9,992	7,135
Nuclear Energy	26,458	2,364	33,844	(1,304)
Other	(1,271)	(4,490)	(3,161)	(9,658)
	$94,215	$64,509	$170,024	$125,330
Unallocated Corporate (2)	(5,757)	(9,833)	(8,957)	(15,204)
mPower Framework Agreement	—	—	(30,000)	—
Special Charges for Restructuring Activities	—	(16,460)	—	(16,608)
Cost to spin-off Power Generation business	—	(24,470)	—	(25,987)
Mark to Market Adjustment	—	(2,161)	—	(2,161)
Total Operating Income	$88,458	$11,585	$131,067	$65,370
Other Income (Expense):
Interest income	267	170	405	234
Interest expense	(1,583)	(3,300)	(3,277)	(5,561)
Other – net	820	120	24,891	(1,284)
Total Other Income	(496)	(3,010)	22,019	(6,611)
Income before Provision for Income Taxes	$87,962	$8,575	$153,086	$58,759

(2)	Unallocated corporate includes general corporate overhead not allocated to segments.

NOTE 10 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share amounts)
Basic:
Income (loss) from continuing operations less noncontrolling interest	$57,477	$(181)	$106,268	$34,053
Income (loss) from discontinued operations, net of tax	—	(16,966)	—	(5,943)
Net income (loss)	$57,477	$(17,147)	$106,268	$28,110
Weighted average common shares	103,527,603	107,120,149	103,945,872	106,948,033
Income (loss) from continuing operations less noncontrolling interest	$0.56	$0.00	$1.02	$0.32
Income (loss) from discontinued operations, net of tax	—	(0.16)	—	(0.06)
Net income (loss)	$0.56	$(0.16)	$1.02	$0.26
Diluted:
Income (loss) from continuing operations less noncontrolling interest	$57,477	$(181)	$106,268	$34,053
Income (loss) from discontinued operations, net of tax	—	(16,966)	—	(5,943)
Net income (loss)	$57,477	$(17,147)	$106,268	$28,110
Weighted average common shares (basic)	103,527,603	107,120,149	103,945,872	106,948,033
Effect of dilutive securities:
Stock options, restricted stock and performance shares (1)	1,291,425	—	1,345,102	411,914
Adjusted weighted average common shares	104,819,028	107,120,149	105,290,974	107,359,947
Income (loss) from continuing operations less noncontrolling interest	$0.55	$0.00	$1.01	$0.32
Income (loss) from discontinued operations, net of tax	—	(0.16)	—	(0.06)
Net income (loss)	$0.55	$(0.16)	$1.01	$0.26

(1)	At June 30, 2016 and 2015, we have excluded from our diluted share calculation 0 and 2,408,006 shares, respectively, as their effect would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 of this report and the audited consolidated financial statements and the related notes and Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended December 31, 2015 (our "2015 10-K").
In this quarterly report on Form 10-Q, unless the context otherwise indicates, "we," "us" and "our" mean BWX Technologies, Inc. ("BWXT") and its consolidated subsidiaries.
We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the "safe harbor" protection for forward-looking statements that applicable federal securities law affords.
From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. In addition, various statements in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Statements and assumptions regarding expectations and projections of specific projects, our future backlog, revenues, income and capital spending, acquisitions or divestitures, return of capital activities or margin improvement initiatives are examples of forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "seek," "goal," "could," "intend," "may," "should" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.
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
We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors. We have discussed many of these factors in more detail elsewhere in this report and in Item 1A "Risk Factors" in our 2015 10-K. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
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
Nuclear Operations Segment
The revenues of our Nuclear Operations segment are largely a function of defense spending by the U.S. Government. Through this segment, we engineer, design and manufacture precision naval nuclear components and reactors for the DOE/

NNSA's Naval Nuclear Propulsion Program. As a supplier of major nuclear components for certain U.S. Government programs, this segment is a significant participant in the defense industry.
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

The results of operations for the six month period ended June 30, 2015 reflect the historical operations of our former Power Generation business as discontinued operations. See Note 2 for further information regarding the spin-off of BWE. The discussions in this quarterly report are presented on the basis of continuing operations, unless otherwise stated.
mPower Framework Agreement
On March 2, 2016, we entered into a framework agreement with Bechtel Power Corporation ("Bechtel"), BWXT Modular Reactors, LLC and BDC NexGen Power, LLC for the potential restructuring and restart of our mPower small modular reactor program (the "Framework Agreement"). As a result of entering into the Framework Agreement, we have deconsolidated GmP from our financial statements as of the date of the Framework Agreement. We recorded a gain of approximately $13.6 million during the six months ended June 30, 2016 related to the deconsolidation of GmP as a component of other - net in our condensed consolidated statement of income.
For additional information on the Framework Agreement, see Note 5 to our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 10-K. There have been no material changes to our policies during the six months ended June 30, 2016.

Accounting for Contracts
As of June 30, 2016, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the six months ended June 30, 2016 and 2015, we recognized net changes in estimates related to long-term contracts accounted for on the percentage-of-completion basis, which increased operating income by approximately $7.3 million and $5.9 million, respectively.
RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2016 VS. THREE AND SIX MONTHS ENDED JUNE 30, 2015
Selected financial highlights are presented in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	$ Change	2016	2015	$ Change
	(in thousands)			(in thousands)
REVENUES:
Nuclear Operations	$325,660	$291,751	$33,909	$620,915	$576,189	$44,726
Technical Services	23,135	21,589	1,546	45,660	40,173	5,487
Nuclear Energy	54,194	45,466	8,728	101,508	78,423	23,085
Adjustments and Eliminations	(607)	(1,671)	1,064	(875)	(2,163)	1,288
	$402,382	$357,135	$45,247	$767,208	$692,622	$74,586
OPERATING INCOME:
Nuclear Operations	$64,407	$61,145	$3,262	$129,349	$129,157	$192
Technical Services	4,621	5,490	(869)	9,992	7,135	2,857
Nuclear Energy	26,458	2,364	24,094	33,844	(1,304)	35,148
Other	(1,271)	(4,490)	3,219	(3,161)	(9,658)	6,497
	$94,215	$64,509	$29,706	$170,024	$125,330	$44,694
Unallocated Corporate	(5,757)	(9,833)	4,076	(8,957)	(15,204)	6,247
mPower Framework Agreement	—	—	—	(30,000)	—	(30,000)
Special Charges for Restructuring Activities	—	(16,460)	16,460	—	(16,608)	16,608
Cost to spin-off Power Generation Business	—	(24,470)	24,470	—	(25,987)	25,987
Mark to Market Adjustment	—	(2,161)	2,161	—	(2,161)	2,161
Total Operating Income	$88,458	$11,585	$76,873	$131,067	$65,370	$65,697
Consolidated Results of Operations
Three months ended June 30, 2016 vs. 2015
Consolidated revenues increased 12.7%, or $45.2 million, to $402.4 million in the three months ended June 30, 2016 compared to $357.1 million for the corresponding period in 2015. The Nuclear Operations segment experienced a $33.9 million increase in revenues in addition to increases in our Technical Services and Nuclear Energy segments totaling $1.5 million and $8.7 million, respectively.
Consolidated operating income increased $76.9 million to $88.5 million in the three months ended June 30, 2016 compared to $11.6 million for the corresponding period of 2015. Operating income in our Nuclear Energy segment increased

$24.1 million primarily due to the reversal of a $16.1 million loss contingency that resulted from a favorable ruling in a lawsuit involving commercial nuclear contracts in addition to increased revenue related to our Canadian nuclear service and equipment businesses. We also experienced operating income improvements in our Nuclear Operations and Other segments of $3.3 million and $3.2 million, respectively. Unallocated corporate expenses also decreased by $4.1 million. During the three months ended June 30, 2015, we also incurred special charges for restructuring activities totaling $16.5 million, costs to spin-off the Power Generation business totaling $24.5 million, and recorded a $2.2 million Mark to Market Adjustment.
Six months ended June 30, 2016 vs. 2015
Consolidated revenues increased 10.8%, or $74.6 million, to $767.2 million in the six months ended June 30, 2016 compared to $692.6 million for the corresponding period in 2015, due to increases in revenues from our Nuclear Operations, Technical Services and Nuclear Energy segments totaling $44.7 million, $5.5 million and $23.1 million, respectively.
Consolidated operating income increased $65.7 million to $131.1 million in the six months ended June 30, 2016 compared to $65.4 million for the corresponding period of 2015. Operating income in the Nuclear Energy segment increased $35.1 million due primarily due to the reversal of a $16.1 million loss contingency noted above in addition to increased revenue related to our Canadian nuclear service and equipment businesses. We also experienced improvements in our Technical Services and Other segments of $2.9 million and $6.5 million, respectively. Unallocated corporate expenses also decreased by $6.2 million. These increases were partially offset by the recording of a $30.0 million charge related to the mPower Framework Agreement. During the six months ended June 30, 2015, we incurred special charges for restructuring activities totaling $16.6 million, costs to spin-off the Power Generation business totaling $26.0 million, and recorded a $2.2 million Mark to Market Adjustment.
Nuclear Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	$ Change	2016	2015	$ Change
	(in thousands)			(in thousands)
Revenues	$325,660	$291,751	$33,909	$620,915	$576,189	$44,726
Operating Income	64,407	$61,145	3,262	129,349	129,157	192
% of Revenues	19.8%	21.0%		20.8%	22.4%
Three months ended June 30, 2016 vs. 2015
Revenues increased 11.6%, or $33.9 million, to $325.7 million in the three months ended June 30, 2016 compared to $291.8 million for the corresponding period of 2015. The increase was primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs.
Operating income increased $3.3 million to $64.4 million in the three months ended June 30, 2016 compared to $61.1 million for the corresponding period of 2015, primarily due to the increased revenue associated with the manufacturing of nuclear components for U.S. Government programs discussed above.
Six months ended June 30, 2016 vs. 2015
Revenues increased 7.8%, or $44.7 million, to $620.9 million in the six months ended June 30, 2016 compared to $576.2 million for the corresponding period of 2015. The increase was primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs, which resulted in increased revenues totaling $34.7 million.
Operating income increased $0.2 million to $129.3 million in the six months ended June 30, 2016 compared to $129.2 million for the corresponding period of 2015. The increase in operating income was driven by increased revenue in the manufacturing of nuclear components for U.S. Government programs noted above. This was partially offset by a $3.0 million benefit from the settlement of a property-related insurance claim as well as contract improvements in our naval nuclear fuel and downblending business that occurred during the six months ended June 30, 2015.

Technical Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	$ Change	2016	2015	$ Change
	(in thousands)			(in thousands)
Revenues	$23,135	$21,589	$1,546	$45,660	$40,173	$5,487
Operating Income	4,621	5,490	(869)	9,992	7,135	2,857
Three months ended June 30, 2016 vs. 2015
Revenues increased 7.2%, or $1.5 million, to $23.1 million in the three months ended June 30, 2016 compared to $21.6 million for the corresponding period of 2015. This increase is primarily attributable to higher activity at our Naval Reactor decommissioning and decontamination project totaling $1.0 million.
Operating income decreased $0.9 million to $4.6 million in the three months ended June 30, 2016 compared to $5.5 million in the corresponding period of 2015, primarily attributable to higher selling, general and administrative expenses of $1.0 million related to an increase in business development activities caused by the timing of proposal activities. This decrease was partially offset by an increase in equity income of investees.
Six months ended June 30, 2016 vs. 2015
Revenues increased 13.7%, or $5.5 million, to $45.7 million in the six months ended June 30, 2016 compared to $40.2 million for the corresponding period of 2015, primarily attributable to higher activity at our Naval Reactor decommissioning and decontamination project totaling $3.6 million.
Operating income increased $2.9 million to $10.0 million in the six months ended June 30, 2016 compared to $7.1 million in the corresponding period of 2015, primarily attributable to an increase in equity income of investees of $2.3 million compared to the corresponding period of the prior year.
Nuclear Energy

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	$ Change	2016	2015	$ Change
	(in thousands)			(in thousands)
Revenues	$54,194	$45,466	$8,728	$101,508	$78,423	$23,085
Operating Income	26,458	2,364	24,094	33,844	(1,304)	35,148
% of Revenues	48.8%	5.2%		33.3%	(1.7)%
Three months ended June 30, 2016 vs. 2015
Revenues increased 19.2%, or $8.7 million, to $54.2 million in the three months ended June 30, 2016 compared to $45.5 million for the corresponding period of 2015. The increase in revenues was driven by a $13.7 million increase in outage and inspection work attributable to our nuclear services business in Canada. Production work on the China steam generator project resulted in an increase in our nuclear equipment business of $1.6 million. These increases were partially offset by a decline in steam generator inspection work in the United States of $6.0 million as well as the $1.4 million unfavorable impact of the translation of our Canadian Dollar denominated contracts into U.S. Dollars when compared to the same period of the prior year.
Operating income increased $24.1 million to $26.5 million in the three months ended June 30, 2016 compared to $2.4 million for the corresponding period of 2015, primarily attributable to the reversal of a $16.1 million loss contingency resulting from a favorable ruling in a lawsuit involving commercial nuclear contracts. The increase in revenue related to our Canadian nuclear service and equipment businesses noted above resulted in an additional operating income improvement of $7.8 million. Lower selling, general and administrative expenses resulted in an additional improvement of operating income of $1.5 million when compared to the same period of the prior year. These operating income improvements were partially offset by the decline in revenue associated with our services business in the United States noted above.

Six months ended June 30, 2016 vs. 2015
Revenues increased 29.4%, or $23.1 million, to $101.5 million in the six months ended June 30, 2016 compared to $78.4 million for the corresponding period of 2015. This increase is primarily attributable to our services business in Canada which experienced a higher volume of outage projects when compared to the same period of the prior year, resulting in an increase in revenue of $25.8 million. Production work on the China steam generator project resulted in an increase in our nuclear equipment business of $4.0 million. These increases were partially offset by a decline in service projects in the United States as well as the $4.4 million unfavorable impact of the translation of our Canadian Dollar denominated contracts into U.S. Dollars when compared to the same period of the prior year.
Operating income increased $35.1 million to $33.8 million in the six months ended June 30, 2016 compared to a loss of $1.3 million for the corresponding period of 2015, primarily attributable to the $16.1 million favorable legal ruling. In addition, the increase in revenue associated with our Canadian nuclear service and equipment businesses noted above combined to increase operating income by $14.2 million. Lower selling, general and administrative expenses resulted in additional operating income improvements of $2.4 million when compared to six months ended June 30, 2015.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	$ Change	2016	2015	$ Change
	(in thousands)			(in thousands)
Operating Income	(1,271)	(4,490)	3,219	(3,161)	(9,658)	6,497
Three months ended June 30, 2016 vs. 2015
Operating income increased $3.2 million to a loss of $1.3 million in the three months ended June 30, 2016 compared to a loss of $4.5 million for the corresponding period of 2015, due to the slowing pace of development related to our previously announced plans to restructure the mPower program. Research and development activities and selling, general and administrative expenses decreased $2.6 million and $0.6 million, respectively, compared to the same period in 2015.
Six months ended June 30, 2016 vs. 2015
Operating income increased $6.5 million to a loss of $3.2 million in the six months ended June 30, 2016 compared to a loss of $9.7 million for the corresponding period of 2015, due to the slowing pace of development related to our previously announced plans to restructure the mPower program. Research and development activities decreased $4.7 million and selling, general and administrative expenses decreased $1.8 million compared to the six months ended June 30, 2015.
Unallocated Corporate
Unallocated corporate expenses decreased $4.1 million to $5.8 million for the three months ended June 30, 2016, as compared to $9.8 million for the corresponding period of 2015. Additionally, unallocated corporate expenses decreased $6.2 million to $9.0 million for the six months ended June 30, 2016 compared to $15.2 million for the corresponding period of 2015. Unallocated corporate expenses for the three and six month periods ended June 30, 2016 are lower than the corresponding periods in 2015 primarily due to lower general corporate overhead resulting from the spin-off, which allowed the Company to reduce expenses that were previously incurred to support a larger organization.
Unallocated corporate expenses for the three and six months ended June 30, 2015 include certain expenses that were incurred to manage and provide corporate support of a larger consolidated group prior to the spin-off of the Power Generation business. General corporate overhead expenses that were not specifically identifiable with our former Power Generation business are reflected as part of continuing operations for the historical financial statements.
Special Charges for Restructuring Activities
Operating income for the three and six months ended June 30, 2015 included special charges for restructuring activities totaling $16.5 million and $16.6 million, respectively, primarily related to asset impairments recognized as a result of the significant adverse changes in the business prospects of the mPower program.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	$ Change	2016	2015	$ Change
	(in thousands)			(in thousands)
Income from Continuing Operations before Provision for Income Taxes	$87,962	$8,575	$79,387	$153,086	$58,759	$94,327
Income Tax Provision	$30,360	$8,982	$21,378	$46,590	$25,200	$21,390
Effective Tax Rate	34.5%	104.7%		30.4%	42.9%
We primarily operate in the United States and Canada, and we recognize our consolidated income tax provision based on the U.S. federal statutory rate of 35% due to the presumed repatriation of our Canadian earnings.
Our effective tax rate for the three months ended June 30, 2016 was approximately 34.5% as compared to 104.7% for the three months ended June 30, 2015. Our effective tax rate for the six months ended June 30, 2016 was approximately 30.4% as compared to 42.9% for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 was lower than our statutory rate primarily due to the $13.6 million gain recognized related to the deconsolidation of GmP. The effective tax rates for the three and six months ended June 30, 2015 were higher than our statutory rate primarily due to the change in our tax footprint associated with the spin-off, resulting in the revaluations of deferred tax assets and liabilities as well as the need to recognize tax provision on our global earnings at our U.S. federal rate due to the likely repatriation of future foreign earnings. These matters resulted in $3.8 million of tax provision for the three and six months ended June 30, 2015.
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

	June 30, 2016	December 31, 2015
	(Unaudited) (In millions)
Nuclear Operations	$3,248	$2,311
Technical Services	20	4
Nuclear Energy	405	335
Total Backlog	$3,673	$2,650

Of the June 30, 2016 backlog, we expect to recognize revenues as follows:

	2016	2017	Thereafter	Total
	(Unaudited) (In approximate millions)
Nuclear Operations	$592	$983	$1,673	$3,248
Technical Services	20	—	—	20
Nuclear Energy	67	134	204	405
Total Backlog	$679	$1,117	$1,877	$3,673
At June 30, 2016, Nuclear Operations backlog with the U.S. Government was $3,230.6 million, of which $255.0 million had not yet been funded.
At June 30, 2016, Technical Services backlog with the U.S. Government was $19.5 million, all of which was funded.
At June 30, 2016, Nuclear Energy had no backlog with the U.S. Government.
Major new awards from the U.S. Government are typically received following congressional approval of the budget for the government’s next fiscal year, which starts October 1, and may not be awarded to us before the end of the calendar year. Due to the fact that most contracts awarded by the U.S. Government are subject to these annual funding approvals, the total values of the underlying programs are significantly larger. In April 2016, we were awarded a component and fuel contract, along with a three-year downblending contract by the U.S. Government with a combined value in excess of $3.0 billion. Approximately $1.4 billion of these awards were added to backlog during the six months ended June 30, 2016.
The value of unexercised options as of June 30, 2016 was approximately $1.6 billion which are expected to be exercised periodically through 2018, subject to annual congressional appropriations.
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
The Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. BWXT is also required to make quarterly amortization payments on the term loan portion of the Credit Agreement in an amount equal to 1.25% of the aggregate principal amount of the term loan facility that is utilized which began in the first quarter of 2016. BWXT may prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements.
The Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which ratio may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At June 30, 2016 we were in compliance with all covenants set forth in the Credit Agreement.
Loans outstanding under the Credit Agreement bear interest at BWXT’s option at either the LIBOR rate plus a margin ranging from 1.25% to 1.75% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month LIBOR rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 0.75% per year. Starting on the closing date of the Credit Agreement, we are charged a commitment fee on the unused portions of the revolving credit facility and term loan facility, and that fee varies between 0.15% and 0.25% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.75% and 1.05% per year is charged with respect to the amount of each performance letter of credit issued under the Credit Agreement. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on BWXT’s leverage ratio. Upon the closing of the Credit Agreement, BWXT paid certain upfront fees to the lenders thereunder, and paid arrangement and other fees to the arrangers and agents of the Credit Agreement. At June 30, 2016, borrowings outstanding totaled $292.5 million and $0.0 million under our term loan and revolving line of credit, respectively, and letters of credit issued under the Credit Agreement totaled $111.6 million. As a result, we had $288.4 million available for borrowings or to meet letter of credit requirements as of June 30, 2016, excluding the additional $250 million available to us for term loan, revolving credit borrowings and letter of credit commitments.
Based on the current credit ratings of the Credit Agreement, the applicable margin for Eurocurrency rate loans is 1.250%, the applicable margin for base rate loans is 0.250%, the letter of credit fee for financial letters of credit is 1.250%, the letter of credit fee for performance letters of credit is 0.750%, and the commitment fee for unused portions of the Credit Agreement is 0.150%. The Credit Agreement does not have a floor for the base rate or the Eurocurrency rate. As of June 30, 2016, the interest rate on borrowings under our Credit Agreement was 1.71%.
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
Other Arrangements
We have posted surety bonds to support contractual obligations to customers relating to certain projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety’s discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of June 30, 2016, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $19.5 million.
Long-term Benefit Obligations
Our unfunded pension and postretirement benefit obligations totaled $361.9 million at June 30, 2016. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. We expect to make contributions of approximately $6.4 million for the remainder of 2016 related to our pension plans and postretirement plans.

Other
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Domestic	$108,345	$158,679
Foreign	19,018	23,733
Total	$127,363	$182,412
We expect cash on hand, cash flow from operations and borrowing capacity under the Credit Agreement to be sufficient to meet our liquidity needs for the next twelve months.
Our working capital decreased by approximately $16.2 million to $277.3 million at June 30, 2016 from $293.5 million at December 31, 2015, attributable to a decrease in cash and cash equivalents associated with the repurchase of common shares and the payment of accrued incentives and other benefits during the six months ended June 30, 2016. This was partially offset by changes in net contracts in progress and advance billings due to the timing of project cash flows.
Our net cash provided by operations decreased by $20.7 million to $62.6 million in the six months ended June 30, 2016, compared to cash provided by operations of $83.3 million in the six months ended June 30, 2015. This decrease in cash provided by operations was largely attributable to the changes in net contracts in progress and advance billings discussed above.
Our net cash used in investing activities decreased by $14.3 million to $28.9 million in the six months ended June 30, 2016 compared to cash used in investing activities of $43.2 million in the six months ended June 30, 2015. The decrease in cash used in investing activities in 2016 was primarily attributable to a reduction in purchases of property, plant and equipment.
Our net cash used in financing activities decreased by $209.6 million to $91.6 million in the six months ended June 30, 2016, compared to cash used in financing activities of $301.2 million in the six months ended June 30, 2015. This decrease in net cash used in financing activities was primarily attributable to the cash divested in connection with the spin-off of our former Power Generation business in the prior year totaling $307.6 million. This was partially offset by the repurchase of $81.5 million of common shares during the six months ended June 30, 2016 and a reduction in borrowings under our credit facility when compared to the same period in the prior year.
At June 30, 2016, we had restricted cash and cash equivalents totaling $7.9 million, $2.7 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets) and $5.2 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At June 30, 2016, we had investments with a fair value of $21.6 million. Our investment portfolio consists primarily of investments in corporate bonds, equities and highly liquid money market instruments. Our investments are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2015 10-K.
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief
Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2012, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended June 30, 2016. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
April 1, 2016 - April 30, 2016	420,000	$33.03	420,000	$272.0
May 1, 2016 - May 31, 2016	407,168	$34.08	375,347	$259.3
June 1, 2016 - June 30, 2016	271,224	$35.40	165,495	$253.4
Total	1,098,392	$34.00	960,842

(1)
Includes 31,821 shares and 105,729 shares repurchased during May and June, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

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
Exhibit 10.1* - Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-34658)).
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

August 8, 2016

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

3.3*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to BWXT’s Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

10.1*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-34658)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.

+	Management contract or compensatory plan or arrangement.