Form 10-Q
period 2016-09-30
BWX Technologies, Inc.
filed 2016-10-31
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 __________________________________________________
FORM 10-Q
 __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at October 27, 2016 was 99,233,414.

BWX TECHNOLOGIES, INC.
INDEX - FORM 10-Q

PART I
BWX TECHNOLOGIES, INC.
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2016	December 31, 2015
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$45,226	$154,729
Restricted cash and cash equivalents	5,811	15,364
Investments	14,700	3,476
Accounts receivable – trade, net	157,188	153,326
Accounts receivable – other	23,868	22,444
Contracts in progress	345,966	265,770
Other current assets	24,591	32,185
Total Current Assets	617,350	647,294
Property, Plant and Equipment	879,015	846,936
Less accumulated depreciation	615,023	578,092
Net Property, Plant and Equipment	263,992	268,844
Investments	7,334	6,070
Goodwill	168,700	168,434
Deferred Income Taxes	175,872	181,359
Investments in Unconsolidated Affiliates	47,870	32,088
Intangible Assets	56,903	58,328
Other Assets	27,123	12,981
TOTAL	$1,365,144	$1,375,398
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2016	December 31, 2015
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$20,625	$15,000
Accounts payable	76,500	74,130
Accrued employee benefits	56,743	67,603
Accrued liabilities – other	70,383	44,947
Advance billings on contracts	144,233	138,558
Accrued warranty expense	12,865	13,542
Total Current Liabilities	381,349	353,780
Long-Term Debt	423,211	278,259
Accumulated Postretirement Benefit Obligation	19,871	20,418
Environmental Liabilities	62,548	60,239
Pension Liability	339,986	358,512
Other Liabilities	19,540	24,555
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 124,083,156 and 122,813,135 shares at September 30, 2016 and December 31, 2015, respectively	1,241	1,228
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	16,171	22,732
Retained earnings	857,841	739,350
Treasury stock at cost, 24,853,379 and 17,515,757 shares at September 30, 2016 and December 31, 2015, respectively	(761,956)	(498,346)
Accumulated other comprehensive income	5,003	752
Stockholders’ Equity – BWX Technologies, Inc.	118,300	265,716
Noncontrolling interest	339	13,919
Total Stockholders’ Equity	118,639	279,635
TOTAL	$1,365,144	$1,375,398
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$379,505	$358,970	$1,146,713	$1,051,592
Costs and Expenses:
Cost of operations	271,174	250,558	785,060	727,685
Research and development costs	1,746	1,518	5,043	8,999
Gains on asset disposals and impairments, net	(5)	—	(55)	(3)
Selling, general and administrative expenses	49,225	47,550	146,474	152,736
mPower framework agreement	—	—	30,000	—
Income related to litigation proceeds	—	(65,728)	—	(65,728)
Special charges for restructuring activities	—	—	—	16,608
Costs to spin-off the Power Generation business	—	—	—	25,987
Total Costs and Expenses	322,140	233,898	966,522	866,284
Equity in Income of Investees	5,008	5,894	13,249	11,028
Operating Income	62,373	130,966	193,440	196,336
Other Income (Expense):
Interest income	128	30,028	533	30,262
Interest expense	(2,049)	(1,231)	(5,326)	(6,792)
Other – net	228	(1,666)	25,119	(2,950)
Total Other Income (Expense)	(1,693)	27,131	20,326	20,520
Income from continuing operations before provision for income taxes and noncontrolling interest	60,680	158,097	213,766	216,856
Provision for Income Taxes	20,032	51,589	66,622	76,789
Income from continuing operations before noncontrolling interest	40,648	106,508	147,144	140,067
Income (loss) from discontinued operations, net of tax	—	(2,474)	—	(8,311)
Net Income	$40,648	$104,034	$147,144	$131,756
Net (Income) Loss Attributable to Noncontrolling Interest	(145)	(164)	(373)	224
Net Income Attributable to BWX Technologies, Inc.	$40,503	$103,870	$146,771	$131,980
Amounts Attributable to BWX Technologies, Inc.’s Common Shareholders:
Income from continuing operations, net of tax	$40,503	$106,344	$146,771	$140,397
Income (loss) from discontinued operations, net of tax	—	(2,474)	—	(8,417)
Net Income Attributable to BWX Technologies, Inc.	$40,503	$103,870	$146,771	$131,980
Earnings per Common Share:
Basic:
Income from continuing operations	$0.39	$0.99	$1.42	$1.31
Income (loss) from discontinued operations	—	(0.02)	—	(0.08)
Net Income Attributable to BWX Technologies, Inc.	$0.39	$0.97	$1.42	$1.23
Diluted:
Income from continuing operations	$0.39	$0.98	$1.40	$1.30
Income (loss) from discontinued operations	—	(0.02)	—	(0.08)
Net Income Attributable to BWX Technologies, Inc.	$0.39	$0.96	$1.40	$1.23
Shares used in the computation of earnings per share (Note 12):
Basic	102,735,989	106,962,168	103,542,578	106,952,744
Diluted	103,815,585	108,184,304	104,799,178	107,634,732
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited) (In thousands)
Net Income	$40,648	$104,034	$147,144	$131,756
Other Comprehensive Income (Loss):
Currency translation adjustments, net of tax benefit (provision) of $54, $0, $(680) and $0, respectively	(272)	(3,633)	1,841	(12,412)
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $20, $803, $(332) and $1,581, respectively	(58)	(2,313)	954	(4,531)
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $(45), $(684), $240 and $(1,254), respectively	129	1,976	(694)	3,553
Amortization of benefit plan costs, net of tax benefit of $(142), $(139), $(425) and $(497), respectively	267	269	797	929
Investments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $(219), $344, $(744) and $358, respectively	407	(638)	1,384	(664)
Reclassification adjustment for gains included in net income, net of tax provision of $4, $5, $16 and $69, respectively	(8)	(6)	(31)	(121)
Other Comprehensive Income (Loss)	465	(4,345)	4,251	(13,246)
Total Comprehensive Income	41,113	99,689	151,395	118,510
Comprehensive (Income) Loss Attributable to Noncontrolling Interest	(145)	(164)	(373)	199
Comprehensive Income Attributable to BWX Technologies, Inc.	$40,968	$99,525	$151,022	$118,709
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2015	122,813,135	$1,228	$22,732	$739,350	$752	$(498,346)	$265,716	$13,919	$279,635
Net income	—	—	—	146,771	—	—	146,771	373	147,144
Dividends declared ($0.27 per share)	—	—	—	(28,280)	—	—	(28,280)	—	(28,280)
Currency translation adjustments	—	—	—	—	1,841	—	1,841	—	1,841
Derivative financial instruments	—	—	—	—	260	—	260	—	260
Defined benefit obligations	—	—	—	—	797	—	797	—	797
Available-for-sale investments	—	—	—	—	1,353	—	1,353	—	1,353
Exercise of stock options	864,036	9	21,129	—	—	—	21,138	—	21,138
Shares placed in treasury	—	—	(40,000)	—	—	(263,610)	(303,610)	—	(303,610)
Stock-based compensation charges	405,985	4	8,924	—	—	—	8,928	—	8,928
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(382)	(382)
Deconsolidation of Generation mPower LLC	—	—	—	—	—	—	—	(13,571)	(13,571)
Other	—	—	3,386	—	—	—	3,386	—	3,386
Balance September 30, 2016 (unaudited)	124,083,156	$1,241	$16,171	$857,841	$5,003	$(761,956)	$118,300	$339	$118,639
Balance December 31, 2014	121,604,332	$1,216	$775,393	$642,489	$3,596	$(423,990)	$998,704	$15,497	$1,014,201
Net income	—	—	—	131,980	—	—	131,980	(224)	131,756
Dividends declared ($0.26 per share)	—	—	—	(28,191)	—	—	(28,191)	—	(28,191)
Currency translation adjustments	—	—	—	—	(12,437)	—	(12,437)	25	(12,412)
Derivative financial instruments	—	—	—	—	(978)	—	(978)	—	(978)
Defined benefit obligations	—	—	—	—	929	—	929	—	929
Available-for-sale investments	—	—	—	—	(785)	—	(785)	—	(785)
Exercise of stock options	156,467	2	4,108	—	—	—	4,110	—	4,110
Contributions to thrift plan	149,753	1	4,530	—	—	—	4,531	—	4,531
Shares placed in treasury	—	—	—	—	—	(22,572)	(22,572)	—	(22,572)
Stock-based compensation charges	701,020	7	24,275	—	—	—	24,282	—	24,282
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(332)	(332)
Spin-off of Power Generation Business	—	—	(792,342)	—	10,407	—	(781,935)	(1,120)	(783,055)
Balance September 30, 2015 (unaudited)	122,611,572	$1,226	$15,964	$746,278	$732	$(446,562)	$317,638	$13,846	$331,484
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$147,144	$131,756
Non-cash items included in net income from continuing operations:
Depreciation and amortization	37,090	65,010
Income of investees, net of dividends	(6,083)	(221)
(Gains) losses on asset disposals and impairments, net	(55)	26,441
Gain on deconsolidation of Generation mPower LLC	(13,571)	—
Recognition of losses for pension and postretirement plans	1,222	3,587
Stock-based compensation expense	8,373	25,105
Excess tax benefits from stock-based compensation	(2,294)	(381)
Changes in assets and liabilities:
Accounts receivable	(4,379)	(273)
Accounts payable	2,635	(33,825)
Contracts in progress and advance billings on contracts	(72,918)	59,020
Income taxes	18,511	(17,257)
Accrued and other current liabilities	6,834	5,417
Pension liability, accrued postretirement benefit obligation and employee benefits	(37,532)	(41,340)
Other, net	(3,839)	15,819
NET CASH PROVIDED BY OPERATING ACTIVITIES	81,138	238,858
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	9,553	1,578
Purchases of property, plant and equipment	(30,865)	(52,193)
Purchases of securities	(17,599)	(9,711)
Sales and maturities of securities	7,895	5,441
Proceeds from asset disposals	55	60
Investments, net of return of capital, in equity method investees	(9,165)	—
NET CASH USED IN INVESTING ACTIVITIES	(40,126)	(54,825)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the Credit Agreement	241,300	177,350
Repayments under Credit Agreement	(91,150)	(177,350)
Payment of debt issuance costs	(663)	(4,929)
Repurchase of common shares	(292,997)	(18,088)
Dividends paid to common shareholders	(28,421)	(28,105)
Exercise of stock options	18,775	3,646
Excess tax benefits from stock-based compensation	2,294	381
Cash divested in connection with spin-off of Power Generation business	—	(307,562)
Other	(382)	(332)
NET CASH USED IN FINANCING ACTIVITIES	(151,244)	(354,989)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	729	(6,092)
TOTAL DECREASE IN CASH AND CASH EQUIVALENTS	(109,503)	(177,048)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	154,729	312,969
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,226	$135,921
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,367	$5,294
Income taxes (net of refunds)	$48,779	$82,054
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$5,628	$2,161
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified amounts previously reported to conform to the presentation as of and for the three and nine month periods ended September 30, 2016. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
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

See Note 11 for further information regarding our segments.
Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and the related footnotes included in our 2015 10-K.
GE Hitachi Nuclear Energy Canada Inc. Acquisition
On August 18, 2016, we signed a definitive agreement to acquire all of the shares of GE Hitachi Nuclear Energy Canada Inc. (“GEH-C”). GEH-C is a leading supplier of nuclear fuel, fuel handling systems, delivery systems and replacement components for CANDU reactors. The transaction is expected to be completed, subject to required Canadian regulatory reviews and other closing conditions, during the fourth quarter of 2016. Following successful completion of the transaction, GEH-C would be reported as part of our Nuclear Energy segment. GEH-C will expand our current commercial nuclear product and service portfolio and allow us to leverage our technology-based competencies in offering new products and services related to plant life extensions as well as the ongoing maintenance of nuclear power generation equipment.
Deconsolidation of Generation mPower LLC
On March 2, 2016, we entered into a framework agreement with Bechtel Power Corporation ("Bechtel"), BWXT Modular Reactors, LLC and BDC NexGen Power, LLC for the potential restructuring and restart of our mPower small modular reactor program (the "Framework Agreement"). As a result of entering into the Framework Agreement, we have deconsolidated Generation mPower LLC ("GmP") from our financial statements as of the date of the Framework Agreement. We recorded a gain of approximately $13.6 million during the nine months ended September 30, 2016 related to the deconsolidation of GmP as a component of other - net in our condensed consolidated statement of income.
For additional information on the Framework Agreement, see Note 6 to our condensed consolidated financial statements.
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
Comprehensive Income
The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Currency translation adjustments	$9,661	$7,820
Net unrealized loss on derivative financial instruments	(428)	(688)
Unrecognized prior service cost on benefit obligations	(5,534)	(6,331)
Net unrealized gain (loss) on available-for-sale investments	1,304	(49)
Accumulated other comprehensive income	$5,003	$752
The amounts reclassified out of accumulated other comprehensive income by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$(2)	$(23)	$(42)	$461	Revenues
	(172)	(2,637)	976	(5,355)	Cost of operations
	(174)	(2,660)	934	(4,894)	Total before tax
	45	684	(240)	1,259	Provision for Income Taxes
	$(129)	$(1,976)	$694	$(3,635)	Net Income
Amortization of prior service cost on benefit obligations	$(401)	$(399)	$(1,200)	$(1,200)	Cost of operations
	(8)	(9)	(22)	(27)	Selling, general and administrative expenses
	(409)	(408)	(1,222)	(1,227)	Total before tax
	142	139	425	417	Provision for Income Taxes
	$(267)	$(269)	$(797)	$(810)	Net Income
Realized gain on investments	$12	$11	$47	$188	Other – net
	(4)	(5)	(16)	(68)	Provision for Income Taxes
	$8	$6	$31	$120	Net Income
Total reclassification for the period	$(388)	$(2,239)	$(72)	$(4,325)
Inventories
At September 30, 2016 and December 31, 2015, included in other current assets we had inventories totaling $8.0 million and $7.3 million, respectively, consisting entirely of raw materials and supplies.

Restricted Cash and Cash Equivalents
At September 30, 2016, we had restricted cash and cash equivalents totaling $8.6 million, $2.8 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $5.8 million of which was held to meet reinsurance reserve requirements of our captive insurer.
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
The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Balance at beginning of period	$13,542	$15,889
Additions	847	890
Expirations and other changes	(1,759)	(3)
Payments	(20)	(56)
Translation and other	255	(735)
Balance at end of period	$12,865	$15,985
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
Our effective tax rate for the three months ended September 30, 2016 was approximately 33.0% as compared to 32.6% for the three months ended September 30, 2015. The effective tax rate for the three months ended September 30, 2015 was lower than our statutory rate primarily due to the remeasurement of uncertain tax positions as a result of the close of a previously ongoing IRS audit as well as adjustments related to the filing of our 2014 U.S. tax return.
Our effective tax rate for the nine months ended September 30, 2016 was approximately 31.2% as compared to 35.4% for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 was lower than our statutory rate primarily due to the $13.6 million gain recognized related to the deconsolidation of GmP. The effective tax rate for the nine months ended September 30, 2015 was impacted by the spin-off of our former Power Generation business. Specifically, we recognized $3.8 million of tax provision due to the change in our tax footprint associated with the spin-off, resulting in the revaluations of deferred tax assets and liabilities as well as the need to recognize tax provision on our global earnings at our U.S. federal rate due to the likely repatriation of future foreign earnings. These amounts were offset by the remeasurement of uncertain tax positions and adjustments related to the filing of our 2014 U.S. tax return discussed above.

As of September 30, 2016, we have gross unrecognized tax benefits of $1.9 million. Of the $1.9 million gross unrecognized tax benefits, $1.8 million would reduce our effective tax rate if recognized.
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
At the spin-off, BWXT had outstanding performance guarantees for various projects executed by the Power Generation business in the normal course of business. These guarantees totaled $1,542 million and ranged in expiration dates from 2015 to 2035. In February 2016, BWE notified us that we have been released from substantially all remaining performance guarantees. Accordingly, we reduced the outstanding liability and recorded a gain of approximately $9.3 million during the nine months ended September 30, 2016 as a component of other – net in our condensed consolidated statement of income.

Financial Information
The following table presents selected financial information regarding the results of operations of our former Power Generation business:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
	(Unaudited) (In thousands)
Revenues	$—	$830,234
Costs and Expenses:
Cost of operations	—	665,558
Research and development costs	—	8,480
Losses on asset disposals and impairments, net	—	8,963
Selling, general and administrative expenses (1)	—	108,911
Special charges for restructuring activities	—	7,666
Costs to spin-off	—	34,358
Total Costs and Expenses	—	833,936
Equity in Income (Loss) of Investees	—	(1,104)
Operating Income (Loss)	—	(4,806)
Other Income	(2,003)	(1,698)
Income (Loss) before Provision for Income Taxes	(2,003)	(6,504)
Provision for (Benefit from) Income Taxes	471	1,807
Net Income (Loss)	(2,474)	(8,311)
Net Income Attributable to Noncontrolling Interest	—	(106)
Income (Loss) from Discontinued Operations	$(2,474)	$(8,417)

(1)
Included in selling, general and administrative expenses are allocations of corporate administrative expenses of $0.0 million and $28.0 million for the three and nine months ended September 30, 2015, respectively.

We incurred approximately $66.5 million in total spin-off related costs, which includes approximately $29.8 million for professional services and $23.1 million of retention and severance-related charges. Income (loss) from discontinued operations for the nine months ended September 30, 2015 includes $34.4 million of these charges, and included in continuing operations are spin-off costs of $26.0 million for the nine months ended September 30, 2015. A total of $6.1 million was recognized in the year ended December 31, 2014.
Included in income from discontinued operations for the three months ended September 30, 2015 were certain adjustments made pursuant to FASB Topic Income Taxes which requires that adjustments made to remeasure uncertain tax positions directly associated with operations discontinued in a prior period be recognized in the current period as a component of discontinued operations. The remeasurement in the three months ended September 30, 2015 was the result of the close of a previously ongoing IRS audit as well as adjustments related to the filing of our 2014 U.S. tax return. Additionally, we revised our estimated annual effective tax rate during the three months ended September 30, 2015, which had an impact on the provision for income taxes associated with our former Power Generation business and was recorded as a component of discontinued operations.

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
NOTE 3 – SPECIAL CHARGES FOR RESTRUCTURING ACTIVITIES
As of June 30, 2015, margin improvement initiatives designed to strengthen the operating performance of our Nuclear Energy segment were substantially complete. In the nine months ended September 30, 2015, we incurred $0.7 million of expenses related to facility consolidation and employee termination benefits in connection with these initiatives. In addition, we incurred $15.9 million for the nine months ended September 30, 2015 related to the restructuring of our mPower program, consisting primarily of asset impairments as a result of the significant adverse changes in the business prospects of the mPower program.
The following summarizes the changes in our restructuring liability for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(In thousands)
Balance at the beginning of the period	$901	$4,967
Special charges for restructuring activities (1)	—	610
Payments	(488)	(4,076)
Translation and other	(123)	(240)
Balance at the end of the period	$290	$1,261

(1)	Excludes non-cash charges of $16.0 million for the nine months ended September 30, 2015, which did not impact the restructuring liability.
At September 30, 2016, unpaid restructuring charges totaled $0.3 million for employee termination benefits.
NOTE 4 - CREDIT FACILITY
Our gross long-term debt consists of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Secured Debt:
Revolving Credit Facility	48,900	—
Term Loan	288,750	300,000
Incremental Term Loans	112,500	—
Less: Amounts due within one year	20,625	15,000
Long-term debt	429,525	285,000

On September 2, 2016, we entered into an amendment (the “Amendment”) to our Credit Agreement dated May 11, 2015 with Bank of America, N.A., as administrative agent, and certain lenders and letter of credit issuers party thereto (collectively, the “Amended Credit Agreement”). Prior to the Amendment, our Credit Agreement provided for a five-year, senior secured revolving credit facility in an aggregate amount of up to $400 million, the full amount of which is available for the issuance of letters of credit, and a senior secured term loan facility of $300 million, which was drawn on June 30, 2015. The Amendment added a new U.S. dollar term loan facility in an aggregate principal amount of up to $112.5 million, which was drawn on September 16, 2016, and a new Canadian dollar term loan facility in an aggregate principal amount of up to the equivalent of $137.5 million U.S. dollars, which may be drawn in a single drawing at any time prior to December 31, 2016 (collectively, the “Incremental Term Loans”). All obligations under the Amended Credit Agreement are scheduled to mature on June 30, 2020. The proceeds of loans under the Amended Credit Agreement are available for working capital needs and other general corporate purposes.
The Amended Credit Agreement includes provisions for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $250 million for all additional term loans, revolving credit borrowings and letter of credit commitments.
The Amended Credit Agreement is (i) guaranteed by substantially all of our wholly owned domestic subsidiaries, excluding our captive insurance subsidiary, and (ii) secured by first-priority liens on certain assets owned by us and the guarantors (other than our subsidiaries comprising our Nuclear Operations and Technical Services segments).
The Amended Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. We began making quarterly amortization payments on the $300 million term loan in an amount equal to 1.25% of the aggregate principal amount in the first quarter of 2016. We are required to make quarterly amortization payments on the Incremental Term Loans equal to 1.25% of the aggregate principal amount beginning in the fourth quarter of 2016. We may prepay all loans under the Amended Credit Agreement at any time without premium or penalty (other than customary Eurocurrency Rate breakage costs), subject to notice requirements.
The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the Amended Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At September 30, 2016, we were in compliance with all covenants set forth in the Amended Credit Agreement.
Outstanding loans denominated in U.S. dollars under the Amended Credit Agreement bear interest at our option at either the Eurocurrency Rate plus a margin ranging from 1.25% to 1.75% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one-month Eurocurrency Rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 0.75% per year. Canadian dollar loans, if outstanding, will bear interest at the Eurocurrency Rate plus a margin ranging from 1.25% to 1.75% per year. We are charged a commitment fee on the unused portions of the revolving credit facility and the term loan facilities, and that fee varies between 0.15% and 0.25% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Amended Credit Agreement and a letter of credit fee of between 0.75% and 1.05% per year is charged with respect to the amount of each performance letter of credit issued under the Amended Credit Agreement. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Upon the closing of the Credit Agreement and the subsequent Amendment, we paid certain upfront fees to the lenders thereunder, and paid arrangement and other fees to the arrangers and agents of the Amended Credit Agreement. At September 30, 2016, borrowings outstanding totaled $401.3 million and $48.9 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the Amended Credit Agreement totaled $111.5 million. As a result, we had $377.1 million available for borrowings or to meet letter of credit requirements as of September 30, 2016, excluding the additional $250 million available to us for term loan, revolving credit borrowings and letter of credit commitments. As of September 30, 2016, the weighted-average interest rate on outstanding borrowings under our Amended Credit Agreement was 2.02%.
Based on the current credit ratings of the Amended Credit Agreement, the applicable margin for Eurocurrency Rate loans is 1.25% for the term loan facility drawn June 30, 2015 and 1.375% for the Incremental Term Loans. The commitment fee for unused portions of the Incremental Term Loans is 0.175%. The letter of credit fee for financial letters of credit is 1.25%, and the letter of credit fee for performance letters of credit is 0.75%. The commitment fee for unused portions of the revolving credit facility is 0.15%. The applicable interest rate at September 30, 2016 was 3.75% per year for the revolving credit facility. The Amended Credit Agreement does not have a floor for the base rate or the Eurocurrency Rate.

The Amended Credit Agreement generally includes customary events of default for a secured credit facility, some of which allow for an opportunity to cure. If an event of default relating to bankruptcy or other insolvency events occurs under the Amended Credit Agreement, all obligations under the Amended Credit Agreement will immediately become due and payable. If any other event of default exists under the Amended Credit Agreement, the lenders will be permitted to accelerate the maturity of the obligations outstanding under the Amended Credit Agreement. If any event of default occurs under the Amended Credit Agreement, the lenders will be permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral.
If any default occurs under the Amended Credit Agreement, or if we are unable to make any of the representations and warranties in the Amended Credit Agreement, we will be unable to borrow funds or have letters of credit issued under the Amended Credit Agreement.
NOTE 5 – PENSION PLANS AND POSTRETIREMENT BENEFITS
Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)
Service cost	$1,793	$6,110	$5,493	$18,598	$105	$219	$423	$661
Interest cost	13,724	16,186	41,178	48,900	551	685	1,645	2,058
Expected return on plan assets	(20,634)	(22,374)	(62,009)	(67,551)	(577)	(586)	(1,729)	(1,754)
Amortization of prior service cost (credit)	485	458	1,449	1,373	(76)	(50)	(227)	(146)
Recognized net actuarial loss	—	—	—	2,161	—	—	—	—
Net periodic benefit (income) cost	$(4,632)	$380	$(13,889)	$3,481	$3	$268	$112	$819
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
Our combined net periodic benefit cost for our pension and postretirement plans decreased $18.1 million in the nine months ended September 30, 2016. The decrease is primarily due to the change in the method used to estimate the interest and service cost components of net periodic benefit cost discussed above. While this change in estimate provides a more precise estimate of interest and service cost by improving the relationship of the discount rates utilized to measure our benefit obligation and the rates utilized to estimate interest and service cost, this change will not affect the measurement of our total pension and postretirement benefit obligations or our total annual net periodic benefit cost as the change in our interest and service cost will be offset in our recognized net actuarial (gain) loss recognized in the fourth quarter each year. Net periodic benefit cost also decreased due to lower service cost resulting from the December 31, 2015 plan freeze of our major U.S. and Canadian defined benefit qualified pension plans, which was partially offset by a lower expected return on plan assets.

During the nine months ended September 30, 2015, significant lump sum payments were made from certain salaried Canadian pension plans. As a result, we remeasured certain of our Canadian pension plans resulting in the recognition of a net actuarial loss of $2.2 million, which includes a $2.6 million settlement loss and a $0.4 million actuarial gain. We have excluded the recognized net actuarial loss from our reportable segments, and such amount has been reflected in Note 11 as the Mark to Market Adjustment in the reconciliation of reportable segment income to consolidated operating income. We recorded $1.0 million of the net actuarial loss within cost of operations and $1.2 million of the loss within selling, general and administrative expenses.

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
mPower
In April 2014, BWXT announced plans to restructure our mPower program for the development of our mPower reactor to focus on technology development. Since then, BWXT has worked with the DOE, Bechtel - our partner in Generation mPower LLC (“GmP”) - and other stakeholders and potential investors in continuing efforts to restructure the mPower program in light of deteriorated market conditions. Although BWXT has continued to invest in the program during 2014 and 2015 at the rate of approximately $15.0 million annually, on July 13, 2015, Bechtel provided a written notice asserting that BWXT and GmP were in material breach of the GmP Limited Liability Company Agreement dated February 28, 2011 (the “GmP LLC Agreement”). BWXT asserted, among other things, that it had the right under the LLC Agreement to terminate the mPower program and

Bechtel was therefore not entitled to any return of its investment. In October 2015, BWXT and Bechtel agreed to a 60-day period of negotiations for the purpose of negotiating a resolution of these matters, which was subsequently extended.
On March 2, 2016, BWXT entered into a Framework Agreement with Bechtel, BWXT Modular Reactors, LLC and BDC NexGen Power, LLC for the potential restructuring and restart of our mPower program (the "Framework Agreement"). The Framework Agreement provides that during a 12-month fundraising period beginning on the effective date of the Framework Agreement, Bechtel will attempt to secure funding from third parties (including the DOE) to complete development of the mPower Plant design sufficient to achieve design certification by the U.S. Nuclear Regulatory Commission. During this fundraising period, BWXT plans to continue advancing the mPower design through in-kind engineering services within our previously announced planned mPower project spending of no more than $10.0 million per year.
If Bechtel is successful in securing adequate commitments of funding from external sources (as determined by Bechtel in its sole discretion), then the Framework Agreement requires (a) BWXT and Bechtel to negotiate and execute a new GmP limited liability company agreement and ancillary-related agreements, with Bechtel taking over management of the mPower program from BWXT, and (b) BWXT to fund an aggregate of $60.0 million in in-kind development costs toward achieving design certification (not to exceed $12.0 million per year).
In the event that Bechtel determines in its sole discretion that the mPower program should not be restarted, whether due to (1) adequate third party funding not being secured, (2) the parties being unable to finalize the new GmP limited liability company agreement and other ancillary-related agreements, or (3) otherwise, the mPower program would be terminated, GmP would be wound up and Bechtel would be entitled to payment of a settlement amount of $30.0 million (the “Settlement Amount”). Our sole liability and Bechtel’s sole remedy arising out of the Framework Agreement will be our obligation to pay, and Bechtel’s right to receive, respectively, the Settlement Amount. Any and all other previously existing claims, demands or actions between Bechtel and us arising out of the GmP LLC Agreement and ancillary-related agreements, whether known or unknown (including Bechtel’s previously asserted breach claim for $120.0 million), were released upon our delivery of a letter of credit equal in value to the Settlement Amount on March 2, 2016.
In the nine months ended September 30, 2016, we recognized the $30.0 million potential Settlement Amount, payment of which is contingent upon determination in Bechtel’s sole discretion not to restart the mPower program. In addition, provisions of the Framework Agreement result in the deconsolidation of GmP and the associated recognition of an approximate $13.6 million gain upon deconsolidation.
As BWXT has previously disclosed, the latest extension to the Cooperative Agreement with the DOE has expired and the DOE funding has been suspended.
NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS
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
We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At September 30, 2016, we had deferred approximately $0.4 million of net losses on these derivative financial instruments in accumulated other comprehensive income. Assuming market conditions continue, we expect to recognize substantially all of this amount in the next 12 months.

At September 30, 2016, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $39.8 million at September 30, 2016, with maturities extending to June 2017. These instruments consist primarily of contracts to purchase or sell Canadian dollars. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.
The following tables summarize our derivative financial instruments at September 30, 2016 and December 31, 2015:

	Asset and Liability Derivatives
	September 30, 2016	December 31, 2015
	(In thousands)
Derivatives Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable – other	$224	$132
Other assets	$—	$174
Accounts payable	$1,542	$3,790
Other liabilities	$—	$432
The effects of derivatives on our financial statements are outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
FX Forward Contracts:
Amount of gain (loss) recognized in other comprehensive income (loss)	$(78)	$(3,116)	$1,286	$(5,754)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings: effective portion
Location
Revenues	$(2)	$(23)	$(42)	$461
Cost of operations	$(172)	$(2,637)	$976	$(5,355)

NOTE 8 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at September 30, 2016:

	9/30/2016	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Equities	$68	$68	$—	$—
Corporate bonds	2,178	2,178	—	—
Available-for-sale securities
U.S. Government and agency securities	8,156	8,156	—	—
Corporate bonds	3,017	—	3,017	—
Equities	2,858	—	2,858	—
Mutual funds	4,183	—	4,183	—
Asset-backed securities and collateralized mortgage obligations	225	—	225	—
Commercial paper	1,349	—	1,349	—
Total	$22,034	$10,402	$11,632	$—
The following is a summary of our investments measured at fair value at December 31, 2015:

	12/31/2015	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Equities	$891	$891	$—	$—
Corporate bonds	703	703	—	—
Available-for-sale securities
Equities	948	—	948	—
Mutual funds	3,969	—	3,969	—
Asset-backed securities and collateralized mortgage obligations	262	—	262	—
Commercial paper	2,773	—	2,773	—
Total	$9,546	$1,594	$7,952	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At September 30, 2016 and December 31, 2015, we had forward contracts outstanding to purchase or sell Canadian dollars, with a total fair value of $(1.3) million and $(3.9) million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at September 30, 2016 and December 31, 2015.
NOTE 9 – STOCK-BASED COMPENSATION
Total stock-based compensation expense for all of our plans recognized for the three months ended September 30, 2016 and 2015 totaled $2.9 million and $2.9 million, respectively, with associated tax benefit totaling $1.1 million and $1.0 million, respectively. Total stock-based compensation for all of our plans recognized for the nine months ended September 30, 2016 and 2015 totaled $9.6 million and $24.4 million, respectively, with associated tax benefit totaling $3.4 million and $8.3 million, respectively.
We recognized $13.2 million of stock-based compensation expense during the nine months ended September 30, 2015 as costs to spin-off the Power Generation business. This expense related primarily to equity retention awards and expense acceleration associated with employee terminations.
NOTE 10 – ACCELERATED SHARE REPURCHASE AGREEMENT
On September 15, 2016, the Company entered into a $200 million accelerated share repurchase agreement (the “ASR Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to the terms of the ASR Agreement, on September 16, 2016, the Company paid Wells Fargo $200 million in cash and received 4,135,435 shares of the Company’s common stock. The final number of shares to be repurchased will be based on the volume-weighted average stock price of the Company’s common stock during the term of the ASR Agreement, less a customary discount. At settlement, under certain circumstances, Wells Fargo may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of common stock or to make a cash payment, at its election, to Wells Fargo. Final settlement of the ASR Agreement is expected to be completed no later than the first quarter of 2017.
The initial repurchase of shares under the ASR Agreement resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The ASR Agreement was accounted for as a treasury stock transaction and forward stock purchase contract. The shares delivered were recorded in treasury stock and the unsettled portion of the ASR Agreement was recorded in capital in excess of par value in the Company’s condensed consolidated balance sheet. The forward stock purchase contract is considered indexed to the Company’s own stock and is classified as an equity instrument.

NOTE 11 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
REVENUES:
Nuclear Operations	$316,899	$303,304	$937,814	$879,493
Technical Services	26,178	21,261	71,838	61,434
Nuclear Energy	38,190	34,927	139,698	113,350
Adjustments and Eliminations (1)	(1,762)	(522)	(2,637)	(2,685)
	$379,505	$358,970	$1,146,713	$1,051,592

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Nuclear Operations Transfers	$(23)	$(512)	$(149)	$(2,634)
Technical Services Transfers	(1,736)	—	(2,456)	(12)
Nuclear Energy Transfers	(3)	(10)	(32)	(39)
	$(1,762)	$(522)	$(2,637)	$(2,685)
OPERATING INCOME:
Nuclear Operations	$62,537	$62,720	$191,886	$191,877
Technical Services	4,683	8,340	14,675	15,475
Nuclear Energy	1,000	1,382	34,844	79
Other	(1,907)	(2,357)	(5,068)	(12,015)
	$66,313	$70,085	$236,337	$195,416
Unallocated Corporate (2)	(3,940)	(4,847)	(12,897)	(20,052)
mPower Framework Agreement	—	—	(30,000)	—
Income Related to Litigation Proceeds	—	65,728	—	65,728
Special Charges for Restructuring Activities	—	—	—	(16,608)
Cost to Spin-off Power Generation Business	—	—	—	(25,987)
Mark to Market Adjustment	—	—	—	(2,161)
Total Operating Income	$62,373	$130,966	$193,440	$196,336
Other Income (Expense):
Interest income	128	30,028	533	30,262
Interest expense	(2,049)	(1,231)	(5,326)	(6,792)
Other – net	228	(1,666)	25,119	(2,950)
Total Other Income (Expense)	(1,693)	27,131	20,326	20,520
Income before Provision for Income Taxes	$60,680	$158,097	$213,766	$216,856

(2)	Unallocated corporate includes general corporate overhead not allocated to segments.

NOTE 12 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except share and per share amounts)
Basic:
Income from continuing operations less noncontrolling interest	$40,503	$106,344	$146,771	$140,397
Income (loss) from discontinued operations, net of tax	—	(2,474)	—	(8,417)
Net income	$40,503	$103,870	$146,771	$131,980
Weighted average common shares	102,735,989	106,962,168	103,542,578	106,952,744
Income from continuing operations less noncontrolling interest	$0.39	$0.99	$1.42	$1.31
Income (loss) from discontinued operations, net of tax	—	(0.02)	—	(0.08)
Net income	$0.39	$0.97	$1.42	$1.23
Diluted:
Income from continuing operations less noncontrolling interest	$40,503	$106,344	$146,771	$140,397
Income (loss) from discontinued operations, net of tax	—	(2,474)	—	(8,417)
Net income	$40,503	$103,870	$146,771	$131,980
Weighted average common shares (basic)	102,735,989	106,962,168	103,542,578	106,952,744
Effect of dilutive securities:
Stock options, restricted stock and performance shares (1)	1,079,596	1,222,136	1,256,600	681,988
Adjusted weighted average common shares	103,815,585	108,184,304	104,799,178	107,634,732
Income from continuing operations less noncontrolling interest	$0.39	$0.98	$1.40	$1.30
Income (loss) from discontinued operations, net of tax	—	(0.02)	—	(0.08)
Net income	$0.39	$0.96	$1.40	$1.23

(1)	At September 30, 2016 and 2015, we have excluded from our diluted share calculation 33,428 and 1,478,086 shares, respectively, as their effect would have been antidilutive.

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
GE Hitachi Nuclear Energy Canada Inc. Acquisition
On August 18, 2016, we signed a definitive agreement to acquire all of the shares of GE Hitachi Nuclear Energy Canada Inc. (“GEH-C”). GEH-C is a leading supplier of nuclear fuel, fuel handling systems, delivery systems and replacement components for CANDU reactors. The transaction is expected to be completed, subject to required Canadian regulatory reviews and other closing conditions, during the fourth quarter of 2016. Following successful completion of the transaction, GEH-C would be reported as part of our Nuclear Energy segment. GEH-C will expand our current commercial nuclear product and service portfolio and allow us to leverage our technology-based competencies in offering new products and services related to plant life extensions as well as the ongoing maintenance of nuclear power generation equipment.
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

The results of operations for the nine month period ended September 30, 2015 reflect the historical operations of our former Power Generation business as discontinued operations. See Note 2 for further information regarding the spin-off of BWE. The discussions in this quarterly report are presented on the basis of continuing operations, unless otherwise stated.
mPower Framework Agreement
On March 2, 2016, we entered into a framework agreement with Bechtel Power Corporation ("Bechtel"), BWXT Modular Reactors, LLC and BDC NexGen Power, LLC for the potential restructuring and restart of our mPower small modular reactor program (the "Framework Agreement"). As a result of entering into the Framework Agreement, we have deconsolidated GmP from our financial statements as of the date of the Framework Agreement. We recorded a gain of approximately $13.6 million during the nine months ended September 30, 2016 related to the deconsolidation of GmP as a component of other - net in our condensed consolidated statement of income.

For additional information on the Framework Agreement, see Note 6 to our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 10-K. There have been no material changes to our policies during the nine months ended September 30, 2016.
Accounting for Contracts
As of September 30, 2016, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the nine months ended September 30, 2016 and 2015, we recognized net changes in estimates related to long-term contracts accounted for on the percentage-of-completion basis, which increased operating income by approximately $15.8 million and $14.5 million, respectively.
RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 VS. THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
Selected financial highlights are presented in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	$ Change	2016	2015	$ Change
	(in thousands)			(in thousands)
REVENUES:
Nuclear Operations	$316,899	$303,304	$13,595	$937,814	$879,493	$58,321
Technical Services	26,178	21,261	4,917	71,838	61,434	10,404
Nuclear Energy	38,190	34,927	3,263	139,698	113,350	26,348
Adjustments and Eliminations	(1,762)	(522)	(1,240)	(2,637)	(2,685)	48
	$379,505	$358,970	$20,535	$1,146,713	$1,051,592	$95,121
OPERATING INCOME:
Nuclear Operations	$62,537	$62,720	$(183)	$191,886	$191,877	$9
Technical Services	4,683	8,340	(3,657)	14,675	15,475	(800)
Nuclear Energy	1,000	1,382	(382)	34,844	79	34,765
Other	(1,907)	(2,357)	450	(5,068)	(12,015)	6,947
	$66,313	$70,085	$(3,772)	$236,337	$195,416	$40,921
Unallocated Corporate	(3,940)	(4,847)	907	(12,897)	(20,052)	7,155
mPower Framework Agreement	—	—	—	(30,000)	—	(30,000)
Income Related to Litigation Proceeds	—	65,728	(65,728)	—	65,728	(65,728)
Special Charges for Restructuring Activities	—	—	—	—	(16,608)	16,608
Cost to Spin-off Power Generation Business	—	—	—	—	(25,987)	25,987
Mark to Market Adjustment	—	—	—	—	(2,161)	2,161
Total Operating Income	$62,373	$130,966	$(68,593)	$193,440	$196,336	$(2,896)

Consolidated Results of Operations
Three months ended September 30, 2016 vs. 2015
Consolidated revenues increased 5.7%, or $20.5 million, to $379.5 million in the three months ended September 30, 2016 compared to $359.0 million for the corresponding period in 2015. The Nuclear Operations segment experienced a $13.6 million increase in revenues in addition to increases in our Technical Services and Nuclear Energy segments totaling $4.9 million and $3.3 million, respectively.
Consolidated operating income decreased $68.6 million to $62.4 million in the three months ended September 30, 2016 compared to $131.0 million for the corresponding period of 2015 primarily due to the recording of $65.7 million of income related to litigation proceeds during the three months ended September 30, 2015. Operating income in our Nuclear Operations, Technical Services and Nuclear Energy segments decreased $0.2 million, $3.7 million and $0.4 million, respectively, which was partially offset by a $0.5 million improvement in our Other segment and a decrease in unallocated corporate expenses of $0.9 million.
Nine months ended September 30, 2016 vs. 2015
Consolidated revenues increased 9.0%, or $95.1 million, to $1,146.7 million in the nine months ended September 30, 2016 compared to $1,051.6 million for the corresponding period in 2015, due to increases in revenues from our Nuclear Operations, Technical Services and Nuclear Energy segments totaling $58.3 million, $10.4 million and $26.3 million, respectively.
Consolidated operating income decreased $2.9 million to $193.4 million in the nine months ended September 30, 2016 compared to $196.3 million for the corresponding period of 2015. Operating income in the Nuclear Energy segment increased $34.8 million due to increased revenue related to our Canadian nuclear service and equipment businesses and the reversal of a $16.1 million loss contingency that resulted from a favorable ruling in a lawsuit involving commercial nuclear contracts. We also experienced improvements in our Other segment of $6.9 million and a decrease in unallocated corporate expenses of $7.2 million. These increases were offset by the recording of a $30.0 million charge related to the mPower Framework Agreement during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we recorded income of $65.7 million related to litigation proceeds which was partially offset by special charges for restructuring activities totaling $16.6 million, costs to spin-off the Power Generation business totaling $26.0 million and a $2.2 million Mark to Market Adjustment.
Nuclear Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	$ Change	2016	2015	$ Change
	(in thousands)			(in thousands)
Revenues	$316,899	$303,304	$13,595	$937,814	$879,493	$58,321
Operating Income	62,537	$62,720	(183)	191,886	191,877	9
% of Revenues	19.7%	20.7%		20.5%	21.8%
Three months ended September 30, 2016 vs. 2015
Revenues increased 4.5%, or $13.6 million, to $316.9 million in the three months ended September 30, 2016 compared to $303.3 million for the corresponding period of 2015. The increase was primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs.
Operating income decreased $0.2 million to $62.5 million in the three months ended September 30, 2016 compared to $62.7 million for the corresponding period of 2015. The operating income associated with the increase in revenue related to the manufacturing of nuclear components for U.S. Government programs noted above and an increase in operating income at our naval nuclear fuel and downblending operations was offset by an increase in overhead and selling, general and administrative expenses.

Nine months ended September 30, 2016 vs. 2015
Revenues increased 6.6%, or $58.3 million, to $937.8 million in the nine months ended September 30, 2016 compared to $879.5 million for the corresponding period of 2015. The increase was primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs.
Operating income of $191.9 million in the nine months ended September 30, 2016 was unchanged compared to the corresponding period of 2015. The operating income associated with the increase in revenue related to the manufacturing of nuclear components for U.S. Government programs noted above was offset by an increase in overhead and selling, general and administrative expenses. In addition, a $3.0 million benefit from the settlement of a property-related insurance claim as well as contract improvements in our naval nuclear fuel and downblending business occurred during the nine months ended September 30, 2015.
Technical Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	$ Change	2016	2015	$ Change
	(in thousands)			(in thousands)
Revenues	$26,178	$21,261	$4,917	$71,838	$61,434	$10,404
Operating Income	4,683	8,340	(3,657)	14,675	15,475	(800)
Three months ended September 30, 2016 vs. 2015
Revenues increased 23.1%, or $4.9 million, to $26.2 million in the three months ended September 30, 2016 compared to $21.3 million for the corresponding period of 2015. This increase is primarily attributable to higher activity at our Naval Reactor decommissioning and decontamination project.
Operating income decreased $3.7 million to $4.7 million in the three months ended September 30, 2016 compared to $8.3 million in the corresponding period of 2015, primarily attributable to improved fee performance at several of our sites as well as favorable billing rate adjustments that occurred during the three months ended September 30, 2015. In addition, we also experienced higher selling, general and administrative expenses of $1.7 million related to an increase in business development activities caused by the timing of proposal activities.
Nine months ended September 30, 2016 vs. 2015
Revenues increased 16.9%, or $10.4 million, to $71.8 million in the nine months ended September 30, 2016 compared to $61.4 million for the corresponding period of 2015, primarily attributable to higher activity at our Naval Reactor decommissioning and decontamination project.
Operating income decreased $0.8 million to $14.7 million in the nine months ended September 30, 2016 compared to $15.5 million in the corresponding period of 2015, primarily attributable to improved fee performance at several of our sites as well as favorable billing rate adjustments that occurred during the nine months ended September 30, 2015. In addition, we also experienced higher selling, general and administrative expenses of $0.7 million related to an increase in business development activities caused by the timing of proposal activities.
Nuclear Energy

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	$ Change	2016	2015	$ Change
	(in thousands)			(in thousands)
Revenues	$38,190	$34,927	$3,263	$139,698	$113,350	$26,348
Operating Income	1,000	1,382	(382)	34,844	79	34,765
% of Revenues	2.6%	4.0%		24.9%	0.1%

Three months ended September 30, 2016 vs. 2015
Revenues increased 9.3%, or $3.3 million, to $38.2 million in the three months ended September 30, 2016 compared to $34.9 million for the corresponding period of 2015. The increase in revenues was driven by an $8.6 million increase in our nuclear equipment business primarily due to steam generator design and manufacturing work associated with major life extension and refurbishment projects for the Canadian nuclear market, as well as our China steam generator project. These increases were partially offset by a decline in outage and inspection work in the United States and Canada of $2.9 million.
Operating income decreased $0.4 million to $1.0 million in the three months ended September 30, 2016 compared to $1.4 million for the corresponding period of 2015. The decrease in operating income was primarily due to the decline in revenue associated with our services business in the United States and Canada noted above. This decrease was partially offset by the operating income improvement associated with the higher revenues in our equipment business noted above. Lower selling, general and administrative expenses resulted in additional operating income improvements when compared to the same period of the prior year.
Nine months ended September 30, 2016 vs. 2015
Revenues increased 23.2%, or $26.3 million, to $139.7 million in the nine months ended September 30, 2016 compared to $113.4 million for the corresponding period of 2015. This increase is primarily attributable to our services business in Canada, which experienced a higher volume of outage projects when compared to the same period of the prior year, resulting in an increase in revenue of $22.0 million. In addition, revenue in our nuclear equipment business increased $12.6 million primarily due to steam generator design and manufacturing work associated with major life extension and refurbishment projects for the Canadian nuclear market, as well as the China steam generator project. These increases were partially offset by a decline in service projects in the United States as well as the $4.9 million unfavorable impact of the translation of our Canadian dollar denominated contracts into U.S. dollars when compared to the same period of the prior year.
Operating income increased $34.8 million to $34.8 million in the nine months ended September 30, 2016 compared to $0.1 million for the corresponding period of 2015, primarily attributable to the reversal of a $16.1 million loss contingency resulting from a favorable ruling in a lawsuit involving commercial nuclear contracts. In addition, the increase in revenue associated with our Canadian nuclear service and equipment businesses noted above combined to increase operating income by $13.1 million. Lower selling, general and administrative expenses resulted in additional operating income improvements of $2.3 million when compared to nine months ended September 30, 2015.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	$ Change	2016	2015	$ Change
	(in thousands)			(in thousands)
Operating Income	(1,907)	(2,357)	450	(5,068)	(12,015)	6,947
Three months ended September 30, 2016 vs. 2015
Operating income increased $0.5 million to a loss of $1.9 million in the three months ended September 30, 2016 compared to a loss of $2.4 million for the corresponding period of 2015, due to the slowing pace of development related to our previously announced plans to restructure the mPower program. Research and development activities and selling, general and administrative expenses decreased $0.4 million compared to the same period in 2015.
Nine months ended September 30, 2016 vs. 2015
Operating income increased $6.9 million to a loss of $5.1 million in the nine months ended September 30, 2016 compared to a loss of $12.0 million for the corresponding period of 2015, due to the slowing pace of development related to our previously announced plans to restructure the mPower program. Research and development activities decreased $4.8 million and selling, general and administrative expenses decreased $2.1 million compared to the nine months ended September 30, 2015.

Unallocated Corporate
Unallocated corporate expenses decreased $0.9 million to $3.9 million for the three months ended September 30, 2016, as compared to $4.8 million for the corresponding period of 2015 primarily due to favorable healthcare costs when compared to the corresponding period of the prior year.
Unallocated corporate expenses decreased $7.2 million to $12.9 million for the nine months ended September 30, 2016 compared to $20.1 million for the corresponding period of 2015 primarily due to lower general corporate overhead resulting from the spin-off, which allowed the Company to reduce expenses that were previously incurred to support a larger organization.
Unallocated corporate expenses for the nine months ended September 30, 2015 include certain expenses that were incurred to manage and provide corporate support of a larger consolidated group prior to the spin-off of the Power Generation business. General corporate overhead expenses that were not specifically identifiable with our former Power Generation business are reflected as part of continuing operations for the historical financial statements.
Special Charges for Restructuring Activities
Operating income for the nine months ended September 30, 2015 included special charges for restructuring activities totaling $16.6 million primarily related to asset impairments recognized as a result of the significant adverse changes in the business prospects of the mPower program.
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	$ Change	2016	2015	$ Change
	(in thousands)			(in thousands)
Income from Continuing Operations before Provision for Income Taxes	$60,680	$158,097	$(97,417)	$213,766	$216,856	$(3,090)
Income Tax Provision	$20,032	$51,589	$(31,557)	$66,622	$76,789	$(10,167)
Effective Tax Rate	33.0%	32.6%		31.2%	35.4%
We primarily operate in the United States and Canada, and we recognize our consolidated income tax provision based on the U.S. federal statutory rate of 35% due to the presumed repatriation of our Canadian earnings.
Our effective tax rate for the three months ended September 30, 2016 was approximately 33.0% as compared to 32.6% for the three months ended September 30, 2015. The effective tax rate for the three months ended September 30, 2015 was lower than our statutory rate primarily due to the remeasurement of uncertain tax positions as a result of the close of a previously ongoing IRS audit as well as adjustments related to the filing of our 2014 U.S. tax return.
Our effective tax rate for the nine months ended September 30, 2016 was approximately 31.2% as compared to 35.4% for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 was lower than our statutory rate primarily due to the $13.6 million gain recognized related to the deconsolidation of GmP. The effective tax rates for the nine months ended September 30, 2015 was impacted by the spin-off of our former Power Generation business. Specifically, we recognized $3.8 million of tax provision due to the change in our tax footprint associated with the spin-off, resulting in the revaluations of deferred tax assets and liabilities as well as the need to recognize tax provision on our global earnings at our U.S. federal rate due to the likely repatriation of future foreign earnings. These amounts were offset by the remeasurement of uncertain tax positions and adjustments related to the filing of our 2014 U.S. tax return discussed above.
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

	September 30, 2016	December 31, 2015
	(Unaudited) (In millions)
Nuclear Operations	$2,983	$2,311
Technical Services	10	4
Nuclear Energy	395	335
Total Backlog	$3,388	$2,650
Of the September 30, 2016 backlog, we expect to recognize revenues as follows:

	2016	2017	Thereafter	Total
	(Unaudited) (In approximate millions)
Nuclear Operations	$286	$1,017	$1,680	$2,983
Technical Services	10	—	—	10
Nuclear Energy	62	170	163	395
Total Backlog	$358	$1,187	$1,843	$3,388
At September 30, 2016, Nuclear Operations backlog with the U.S. Government was $2,970.2 million, of which $266.2 million had not yet been funded.
At September 30, 2016, Technical Services backlog with the U.S. Government was $10.1 million, all of which was funded.
At September 30, 2016, Nuclear Energy had no backlog with the U.S. Government.
Major new awards from the U.S. Government are typically received following congressional approval of the budget for the government’s next fiscal year, which starts October 1, and may not be awarded to us before the end of the calendar year. Due to the fact that most contracts awarded by the U.S. Government are subject to these annual funding approvals, the total values of the underlying programs are significantly larger. In April 2016, we were awarded a component and fuel contract, along with a three-year downblending contract by the U.S. Government with a combined value in excess of $3.0 billion. Approximately $1.4 billion of these awards were added to backlog during the nine months ended September 30, 2016.
The value of unexercised options as of September 30, 2016 was approximately $1.6 billion, which are expected to be exercised periodically through 2018, subject to annual congressional appropriations.
Liquidity and Capital Resources
Credit Facility
On September 2, 2016, we entered into an amendment (the “Amendment”) to our Credit Agreement dated May 11, 2015 with Bank of America, N.A., as administrative agent, and certain lenders and letter of credit issuers party thereto (collectively, the “Amended Credit Agreement”). Prior to the Amendment, our Credit Agreement provided for a five-year, senior secured revolving credit facility in an aggregate amount of up to $400 million, the full amount of which is available for the issuance of letters of credit, and a senior secured term loan facility of $300 million, which was drawn on June 30, 2015. The Amendment added a new U.S. dollar term loan facility in an aggregate principal amount of up to $112.5 million, which was drawn on September 16, 2016, and a new Canadian dollar term loan facility in an aggregate principal amount of up to the equivalent of $137.5 million U.S. dollars, which may be drawn in a single drawing at any time prior to December 31, 2016 (collectively, the “Incremental Term Loans”). All obligations under the Amended Credit Agreement are scheduled to mature on June 30, 2020. The proceeds of loans under the Amended Credit Agreement are available for working capital needs and other general corporate purposes.

The Amended Credit Agreement includes provisions for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $250 million for all additional term loans, revolving credit borrowings and letter of credit commitments.
The Amended Credit Agreement is (i) guaranteed by substantially all of our wholly owned domestic subsidiaries, excluding our captive insurance subsidiary, and (ii) secured by first-priority liens on certain assets owned by us and the guarantors (other than our subsidiaries comprising our Nuclear Operations and Technical Services segments).
The Amended Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. We began making quarterly amortization payments on the $300 million term loan in an amount equal to 1.25% of the aggregate principal amount in the first quarter of 2016. We are required to make quarterly amortization payments on the Incremental Term Loans equal to 1.25% of the aggregate principal amount beginning in the fourth quarter of 2016. We may prepay all loans under the Amended Credit Agreement at any time without premium or penalty (other than customary Eurocurrency Rate breakage costs), subject to notice requirements.
The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the Amended Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At September 30, 2016, we were in compliance with all covenants set forth in the Amended Credit Agreement.
Outstanding loans denominated in U.S. dollars under the Amended Credit Agreement bear interest at our option at either the Eurocurrency Rate plus a margin ranging from 1.25% to 1.75% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one-month Eurocurrency Rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 0.75% per year. Canadian dollar loans, if outstanding, will bear interest at the Eurocurrency Rate plus a margin ranging from 1.25% to 1.75% per year. We are charged a commitment fee on the unused portions of the revolving credit facility and the term loan facilities, and that fee varies between 0.15% and 0.25% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Amended Credit Agreement and a letter of credit fee of between 0.75% and 1.05% per year is charged with respect to the amount of each performance letter of credit issued under the Amended Credit Agreement. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Upon the closing of the Credit Agreement and the subsequent Amendment, we paid certain upfront fees to the lenders thereunder, and paid arrangement and other fees to the arrangers and agents of the Amended Credit Agreement. At September 30, 2016, borrowings outstanding totaled $401.3 million and $48.9 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the Amended Credit Agreement totaled $111.5 million. As a result, we had $377.1 million available for borrowings or to meet letter of credit requirements as of September 30, 2016, excluding the additional $250 million available to us for term loan, revolving credit borrowings and letter of credit commitments. As of September 30, 2016, the weighted-average interest rate on outstanding borrowings under our Amended Credit Agreement was 2.02%.
Based on the current credit ratings of the Amended Credit Agreement, the applicable margin for Eurocurrency Rate loans is 1.25% for the term loan facility drawn June 30, 2015 and 1.375% for the Incremental Term Loans. The commitment fee for unused portions of the Incremental Term Loans is 0.175%. The letter of credit fee for financial letters of credit is 1.25%, and the letter of credit fee for performance letters of credit is 0.75%. The commitment fee for unused portions of the revolving credit facility is 0.15%. The applicable interest rate at September 30, 2016 was 3.75% per year for the revolving credit facility. The Amended Credit Agreement does not have a floor for the base rate or the Eurocurrency Rate.
The Amended Credit Agreement generally includes customary events of default for a secured credit facility, some of which allow for an opportunity to cure. If an event of default relating to bankruptcy or other insolvency events occurs under the Amended Credit Agreement, all obligations under the Amended Credit Agreement will immediately become due and payable. If any other event of default exists under the Amended Credit Agreement, the lenders will be permitted to accelerate the maturity of the obligations outstanding under the Amended Credit Agreement. If any event of default occurs under the Amended Credit Agreement, the lenders will be permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral.
If any default occurs under the Amended Credit Agreement, or if we are unable to make any of the representations and warranties in the Amended Credit Agreement, we will be unable to borrow funds or have letters of credit issued under the Amended Credit Agreement.

Other Arrangements
We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety’s discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing project requirements for the next 12 months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2016, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $19.5 million.
Long-term Benefit Obligations
Our unfunded pension and postretirement benefit obligations totaled $350.9 million at September 30, 2016. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. We expect to make contributions of approximately $1.7 million for the remainder of 2016 related to our pension plans and postretirement plans.

Other
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Domestic	$38,945	$158,679
Foreign	36,907	23,733
Total	$75,852	$182,412
We expect cash on hand, cash flow from operations and borrowing capacity under the Amended Credit Agreement to be sufficient to meet our liquidity needs for the next 12 months.
Our working capital decreased by approximately $57.5 million to $236.0 million at September 30, 2016 from $293.5 million at December 31, 2015, attributable to a decrease in cash and cash equivalents used in financing and investing activities during the nine months ended September 30, 2016. This decrease was partially offset by changes in net contracts in progress and advance billings due to the timing of project cash flows.
Our net cash provided by operations decreased by $157.8 million to $81.1 million in the nine months ended September 30, 2016, compared to cash provided by operations of $238.9 million in the nine months ended September 30, 2015. This decrease in cash provided by operations was largely attributable to the changes in net contracts in progress and advance billings discussed above.
Our net cash used in investing activities decreased by $14.7 million to $40.1 million in the nine months ended September 30, 2016 compared to cash used in investing activities of $54.8 million in the nine months ended September 30, 2015. The decrease in cash used in investing activities in 2016 was primarily attributable to a reduction in purchases of property, plant and equipment.
Our net cash used in financing activities decreased by $203.8 million to $151.2 million in the nine months ended September 30, 2016, compared to cash used in financing activities of $355.0 million in the nine months ended September 30, 2015. This decrease in net cash used in financing activities was primarily attributable to the cash divested in connection with the spin-off of our former Power Generation business in the prior year totaling $307.6 million. This was partially offset by the increase in repurchases of common shares of $274.9 million during the nine months ended September 30, 2016 and a net increase in borrowings under our credit facility of $150.2 million when compared to the same period in the prior year.
At September 30, 2016, we had restricted cash and cash equivalents totaling $8.6 million, $2.8 million of which was held for future decommissioning of facilities (which we include in other assets on our condensed consolidated balance sheets) and $5.8 million of which was held to meet reinsurance reserve requirements of our captive insurer.

At September 30, 2016, we had investments with a fair value of $22.0 million. Our investment portfolio consists primarily of investments in corporate bonds, equities and highly liquid money market instruments. Our investments are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2015 10-K.
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief
Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2012, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended September 30, 2016. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
July 1, 2016 - July 31, 2016	123,331	$35.73	115,000	$249.3
August 1, 2016 - August 31, 2016	122,821	$38.47	115,000	$244.9
September 1, 2016 - September 30, 2016 (3)	4,187,065	$38.69	4,185,435	$43.0
Total	4,433,217	$38.60	4,415,435

(1)
Includes 8,331 shares, 7,821 shares and 1,630 shares repurchased during July, August and September, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

(2)
On November 4, 2015, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $300 million during a two-year period that began on February 26, 2016 and expires on February 26, 2018.

(3)
Includes 4,135,435 shares purchased pursuant to the terms of our accelerated share repurchase agreement with Wells Fargo Bank, National Association on September 16, 2016, which has reduced the aggregate market value of shares that may yet be purchased as part of our authorized repurchase program by $200 million. See Note 10 to our unaudited condensed consolidated financial statements in Part I of this report for additional information regarding the accelerated share repurchase agreement.

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
Exhibit 4.1* - Amendment No. 1 to Credit Agreement, dated September 2, 2016, entered into by and among BWX Technologies, Inc., certain lenders and letter of credit issuers executing the signature pages thereto and Bank of America, N.A., as administrative agent, and acknowledged by certain subsidiaries of BWX Technologies, Inc., as guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2016 (File No. 1-34658)).
Exhibit 10.1+ - Form of Amendment to Change in Control Agreement, dated July 1, 2016, between the Company and certain officers.
Exhibit 10.2 - Accelerated share repurchase confirmation, dated September 15, 2016, between the Company and Wells Fargo, National Association.
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

October 31, 2016

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

4.1*
Amendment No. 1 to Credit Agreement, dated September 2, 2016, entered into by and among BWX Technologies, Inc., certain lenders and letter of credit issuers executing the signature pages thereto and Bank of America, N.A., as administrative agent, and acknowledged by certain subsidiaries of BWX Technologies, Inc., as guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2016 (File No. 1-34658)).

10.1+	Form of Amendment to Change in Control Agreement, dated July 1, 2016, between the Company and certain officers.

10.2	Accelerated share repurchase confirmation, dated September 15, 2016, between the Company and Wells Fargo, National Association.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.

+	Management contract or compensatory plan or arrangement.