Form 10-K
period 2016-12-31
BWX Technologies, Inc.
filed 2017-02-27
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10–K
 _________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34658
 _________________________________________
BWX TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
  _________________________________________

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
  _________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2016) was approximately $3.7 billion.
The number of shares of the registrant’s common stock outstanding at February 23, 2017 was 99,451,237.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-K

i

ii

 Statements we make in this Annual Report on Form 10-K, which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the headings "Cautionary Statement Concerning Forward-Looking Statements" and "Risk Factors" in Items 1 and 1A of Part I of this report. In this Annual Report on Form 10-K, unless the context otherwise indicates, "we," "us" and "our" mean BWX Technologies, Inc. ("BWXT" or the "Company") and its consolidated subsidiaries.
PART I

Item 1.	BUSINESS
General
BWX Technologies, Inc. ("BWXT" or the "Company") is a specialty manufacturer of nuclear components and a service provider with an operating history of more than 100 years. Our core businesses focus on the design, engineering and manufacture of precision naval nuclear components, reactors and nuclear fuel for the U.S. Government. We also provide uranium processing and environmental site restoration services, as well as a variety of products and services to customers in the nuclear power industry. While we provide a wide range of products and services, our business segments are heavily focused on major projects. At any given time, a relatively small number of projects can represent a significant part of our operations.
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
Business Segments
We operate in three reportable segments: Nuclear Operations, Technical Services and Nuclear Energy. Prior to 2015, our mPower business was a separate reportable segment and is now included in our "Other" category.
For financial information regarding each of our segments, financial information regarding geographic areas and additional information regarding the change to our segments, see Note 17 to our consolidated financial statements included in this report. For further details regarding each segment’s facilities, see Item 2, "Properties." In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues. We are currently exploring growth strategies across our segments through acquisitions to expand and complement our existing businesses. We would expect to fund these opportunities with cash on hand or by raising additional capital through debt, equity or some combination thereof.
Nuclear Operations
Through this segment, we engineer, design and manufacture precision naval nuclear components and reactors for the U.S. Department of Energy ("DOE")/National Nuclear Security Administration’s ("NNSA") Naval Nuclear Propulsion Program. In addition, we perform development and fabrication activities for submarine missile launch tubes for the U.S. Navy.
Our Nuclear Operations segment specializes in the design and manufacture of close-tolerance and high-quality equipment for nuclear applications. In addition, we are a leading manufacturer of critical nuclear components, fuels and assemblies for government and limited other uses. We have supplied nuclear components for DOE programs since the 1950s and are the largest domestic supplier of research reactor fuel elements for colleges, universities and national laboratories. We also convert or downblend high-enriched uranium into low-enriched fuel for use in commercial reactors to generate electricity. In addition, we have over 100 years of experience in supplying components for defense applications.

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
The demand for nuclear components by the U.S. Government determines a substantial portion of this segment's backlog. We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future. In addition, this segment could benefit if the U.S. Government implements recommendations by the the U.S. Navy to increase the size of its fleet of ships to include additional submarines and/or aircraft carriers beyond the number included in the U.S. Navy's fiscal year 2016 long-range shipbuilding plan issued on April 3, 2015.
Technical Services
Through this segment, we provide various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided primarily to the DOE including the NNSA, the Office of Nuclear Energy, the Office of Science, and the Office of Environmental Management; the Department of Defense and the National Aeronautics and Space Administration ("NASA").
This segment’s principal operations include:

•	managing and operating nuclear weapons production facilities;

•	managing and operating environmental management sites;

•	managing spent nuclear fuel and transuranic waste for the DOE;

•	providing critical skills and resources for DOE sites; and

•	managing and operating space flight hardware and test facilities for NASA.
Our Technical Services segment’s overall activity primarily depends on authorized spending levels of the DOE including the NNSA, the Office of Nuclear Energy, the Office of Science, and the Office of Environmental Management; the Department of Defense and NASA. We manage and operate complex, high-consequence nuclear and national security operations for the DOE and the NNSA, primarily through our joint ventures, as further discussed under the caption "Joint Ventures" below.
Nuclear Energy
Through this segment, we design, license, manufacture and deliver commercial nuclear steam generators, pressure vessels, reactor components, heat exchangers and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level waste. This segment is also a significant supplier to nuclear power utilities undergoing major refurbishment projects and has supplied over 300 pressurized water reactor steam generators worldwide, as well as other critical plant components. In addition, this segment offers a full spectrum of services for steam generators and balance of plant equipment, as well as nondestructive examination and tooling/repair solutions for other plant systems and components. This segment also offers engineering and licensing services for new nuclear plant designs. Our in-depth knowledge comes from over 50 years of experience in the design, manufacturing, commissioning and service of nuclear power generation equipment.
This segment specializes in performing full scope, prototype design work coupled with manufacturing integration. The design, engineering and other capabilities of this segment include:

•	steam generation and separation equipment design and development;

•	thermal-hydraulic design of reactor plant components;

•	commercial nuclear fuel manufacturing and design;

•	nuclear fuel handling system design, manufacturing, delivery, installation and commissioning;

•	containers for the storage of spent nuclear fuel and other high-level waste;

•	heat exchanger structural and thermal-hydraulic design and vibration analysis;

•	structural component design for precision manufacturing;

•	materials expertise in high-strength, low-alloy steels and nickel-based materials;

•	material procurement of tubing, forgings and weld wire; and

•	metallographic and chemical analysis.
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
Acquisitions
On December 16, 2016, our subsidiary BWXT Canada Ltd. acquired the outstanding stock of the GE Hitachi Nuclear Energy Canada Inc. ("GEH-C") joint venture for CAD 157.9 million ($117.8 million U.S. Dollar equivalent), subject to customary working capital, cash and debt adjustments, which was renamed BWXT Nuclear Energy Canada Inc. ("NEC"). NEC is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems and replacement components for CANDU reactors and has approximately 350 employees. NEC operates two facilities licensed by the Canadian Nuclear Safety Commission ("CNSC") to fabricate natural uranium fuel in Peterborough and Toronto, Ontario, Canada as well as a third facility in Arnprior, Ontario, Canada. NEC expands our current commercial nuclear products and services portfolio and allows us to leverage our technology-based competencies in offering new products and services related to plant life extensions as well as the ongoing maintenance of nuclear power generation equipment and is reported within our Nuclear Energy segment.
For additional information on the acquisition of NEC, see Note 2 to our consolidated financial statements.
Special Charges for Restructuring Activities
In 2014, we began certain initiatives aimed at driving margin improvement in our Nuclear Energy segment’s operating model, which allowed us to achieve our target of a minimum 10% operating margin by the end of 2016. These programs were substantially complete as of June 30, 2015. In order to achieve these savings, we incurred total restructuring charges (cash and non-cash) of $0.7 million and $9.9 million in the years ended December 31, 2015 and 2014, respectively.
During the second quarter of 2014, we announced plans to restructure our mPower small modular reactor program to reduce spending and focus on technology development and subsequently slowed the pace of development. In the years ended December 31, 2015 and 2014, we incurred $15.9 million and $10.6 million, respectively, of costs associated with the restructuring.
In the year ended December 31, 2014, we incurred $0.4 million of costs associated with the restructuring of our Technical Services segment.
mPower Framework Agreement
On March 2, 2016, we entered into a framework agreement with Bechtel Power Corporation ("Bechtel"), BWXT Modular Reactors, LLC and BDC NexGen Power, LLC, our partner in Generation mPower LLC ("GmP"), for the potential restructuring and restart of our mPower small modular reactor program (the "Framework Agreement"). As a result of entering into the Framework Agreement, we have deconsolidated GmP from our financial statements as of the date of the Framework Agreement. We recorded a gain of approximately $13.6 million in the year ended December 31, 2016 related to the deconsolidation of GmP as a component of other – net in our consolidated statement of income. In addition, we also recorded a $30.0 million loss contingency pursuant to the terms of the Framework Agreement.
For additional information on the Framework Agreement, see Note 11 to our consolidated financial statements.
Dispositions
In the first quarter of 2014, we announced that we would exit our Nuclear Energy segment’s Nuclear Projects business as it had lower margins and higher financial risks. Run-off operations for remaining projects were completed during the second quarter of 2014. Income (loss) before provision for income taxes for the Nuclear Projects business was $(4.5) million in the year ended December 31, 2014.

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
For further specification, see "Risk Factors Related to Our Business – We are subject to risks associated with contractual pricing in our industries, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses" as outlined in Item 1A of this report.
Nuclear Operations
The majority of the revenue generated by this segment is from long-term contracts with the DOE/NNSA’s Naval Nuclear Propulsion Program. Unless otherwise specified in a contract, allowable and allocable costs are billed to contracts with the U.S. Government in accordance with Federal Acquisition Regulation ("FAR") and the related U.S. Government Cost Accounting Standards ("CAS"). Examples of costs that may be incurred by us and not billable to the U.S. Government in accordance with the requirements of the FAR and CAS regulations include, but are not limited to, unallowable employee compensation and benefit costs, lobbying costs, interest, certain legal costs and charitable donations.
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
Technical Services
This segment’s principal operations include the management and operation of nuclear weapons production facilities, environmental management sites and the management of spent nuclear fuel and transuranic waste for the DOE. These activities are primarily accomplished through our participation in joint ventures with other contractors as further discussed under the caption "Joint Ventures" below.
The contracts for the management and operation of U.S. Government facilities are awarded through a complex and protracted procurement process. These contracts are generally structured as five-year contracts with five-year renewal options, which are exercisable by the customer, or include provisions whereby the contract durations can be extended as a result of the achievement of certain performance metrics. These are cost-reimbursement contracts with a U.S. Government credit line with some corporate-funded working capital required. However, many new contracts currently in the bidding process and recently awarded have a different structure. While these new contracts remain cost-reimbursement contracts, the contractor may be required to supply working capital and be reimbursed by the U.S. Government through regular invoicing. These contracts include a fee that is primarily based on performance, which is evaluated annually.
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
We generally include expected revenue from contracts in our backlog when we receive written confirmation from our customers authorizing the performance of work and a commitment from the customer to payment for work performed. Accordingly, we exclude from backlog orders or arrangements that have been awarded but for which we have not been authorized to begin performance.
Our backlog at December 31, 2016 and 2015 was as follows:

	December 31, 2016		December 31, 2015
	(Dollars in millions)
Nuclear Operations	$3,485	88%	$2,311	87%
Technical Services	5	—%	4	—%
Nuclear Energy	493	12%	335	13%
Total Backlog	$3,983	100%	$2,650	100%
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are primarily included in our Technical Services segment. See Note 4 to our consolidated financial statements included in this report for financial information on our equity method investments.

Of the December 31, 2016 backlog, we expect to recognize revenues as follows:

	2017	2018	Thereafter	Total
	(In approximate millions)
Nuclear Operations	$1,246	$1,132	$1,107	$3,485
Technical Services	5	—	—	5
Nuclear Energy	197	106	190	493
Total Backlog	$1,448	$1,238	$1,297	$3,983
As of December 31, 2016, Nuclear Operations backlog with the U.S. Government was $3,474.8 million, of which $265.3 million had not yet been funded.
As of December 31, 2016, Technical Services backlog with the U.S. Government was $4.8 million, all of which was fully funded.
As of December 31, 2016, Nuclear Energy had no backlog with the U.S. Government.
Major new awards from the U.S. Government are typically received following Congressional approval of the budget for the government’s next fiscal year, which starts October 1, and may not be awarded to us before the end of the calendar year. Due to the fact that most contracts awarded by the U.S. Government are subject to these annual funding approvals, the total values of the underlying programs are significantly larger. In April 2016, we were awarded a component and fuel contract, along with a three-year downblending contract by the U.S. Government with a combined value in excess of $3.0 billion. Approximately $2.1 billion of these awards were added to backlog during the year ended December 31, 2016.
The value of unexercised options as of December 31, 2016 was approximately $0.9 billion, which are expected to be exercised periodically through 2018, subject to annual Congressional appropriations.
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
Technical Services. Through this segment, we are engaged in the management and operation of U.S. Government facilities and the delivery of environmental remediation services (decontamination and decommissioning) associated with U.S. Government-owned nuclear facilities. Many of our government contracts are bid as a joint venture with one or more companies, in which we have a majority or a minority position. The performance of the prime or lead contractor can impact our reputation and our future competitive position with respect to that particular project and customer. Our primary competitors in the delivery of goods and services to the U.S. Government and the operation of U.S. Government facilities include Bechtel National, Inc., AECOM, CH2M, Fluor Corporation, Lockheed Martin Corporation, Jacobs Engineering Group, Inc., Northrop Grumman Corporation, Honeywell International, Inc. and Leidos, Inc. The primary bases of competition for this segment are experience, past performance, availability of key personnel and technical capabilities.
Nuclear Energy. Our Nuclear Energy segment supplies commercial nuclear steam generators and components. BWXT has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. This segment is the only commercial heavy nuclear component manufacturer in North America. Our Nuclear Energy segment fabricates pressure vessels, reactor components, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering and maintenance services, including services for plant outages. Through the acquisition of NEC, this segment is also a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems and replacement components for CANDU reactors. This segment competes with a number of companies specializing in nuclear capabilities including AREVA Inc., Cameco Corporation, Doosan Heavy Industries & Construction, Westinghouse Electric Corporation and SNC-Lavalin Group, Inc. The primary bases of competition for this segment are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.

Joint Ventures
We share in the ownership of a variety of entities with third parties, primarily through corporations, limited liability companies and partnerships, which we refer to as "joint ventures." Through several joint venture arrangements, our Technical Services segment primarily manages and operates nuclear facilities and associated plant infrastructure, manufactures components and assembles/dismantles nuclear devices, constructs large capital facilities, provides safeguards and security for inventory and assets, supports and conducts research and development for advanced energy technology and manages environmental programs for the DOE, the NNSA and NASA. We generally account for our investments in joint ventures under the equity method of accounting. Certain of our Technical Services segment unconsolidated joint ventures are described below.

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

•
Savannah River Liquid Waste Disposition Program. In July 2009, Savannah River Remediation LLC, a limited liability company formed by URS Corporation (an AECOM company), Bechtel National, Inc., CH2M Hill Constructors, Inc. and BWXT Technical Services Group, Inc. ("BWXT TSG") became the liquid waste contractor for the DOE’s Savannah River Site located in Aiken, South Carolina. The objective of this program is to achieve closure of the Savannah River Site liquid waste tanks in compliance with the Federal Facilities Agreement, utilizing the Defense Waste Processing Facility and Saltstone Facility.

•
Nevada National Security Site. National Security Technologies, LLC ("NSTec"), a limited liability company formed by Northrop Grumman Corporation, AECOM Technology Corporation, CH2M Hill and BWXT TSG, manages and operates the Nevada National Security Site and its related facilities and laboratories for the DOE. Located in Las Vegas, Nevada, NSTec works on projects for other federal agencies such as the Defense Threat Reduction Agency, NASA, the U.S. Nuclear Regulatory Commission (the "NRC"), and the U.S. Air Force, Army and Navy. Missions include defense experimentation and stockpile stewardship, homeland security and defense applications and environmental management.

•
Portsmouth Gaseous Diffusion Plant D&D. Fluor-BWXT Portsmouth LLC is a limited liability company formed by Fluor Federal Services, Inc. and BWXT TSG, to provide nuclear operations, decontamination and decommissioning services at the Portsmouth Gaseous Diffusion Plant in Portsmouth, Ohio.

•
Paducah and Portsmouth Gaseous Diffusion Plant Uranium Conversion Operations. BWXT Conversion Services, LLC ("BWCS") is a limited liability company formed by BWXT TSG and URS Energy & Construction, Inc. (an AECOM company) to perform uranium conversion operations at the Paducah Gaseous Diffusion Plant in Paducah, Kentucky and the Portsmouth Gaseous Diffusion Plant in Ohio. BWCS completed its scope of work at these facilities in January 2017 and transitioned the project to a third party.

•
Advanced Mixed Waste Treatment Project ("AMWTP"). Idaho Treatment Group, LLC ("ITG") is a limited liability company formed by BWXT TSG, URS Energy & Construction, Inc. (an AECOM company) and EnergySolutions Federal Services, Inc. ITG is responsible for management and operations at the DOE’s AMWTP located in Idaho Falls, Idaho. The purpose of the AMWTP is to safely process and dispose of transuranic waste and mixed low-level waste at the DOE’s Idaho Site Transuranic Storage Area while maintaining a fully operational facility. During 2016, ITG completed its scope of work associated with the AMWTP and transitioned the project to a third party.

•
West Valley Demonstration Project Phase I Decommissioning and Facility Disposition. CH2M Hill-BWXT West Valley, LLC is a limited liability company formed by CH2M Hill Constructors, Inc., BWXT TSG and Environmental Chemical Corporation. Services provided include project management and support services, site operations, maintenance, utilities, high-level waste canister relocation, facility disposition, waste tank farm management, NRC-licensed disposal area management, waste management and nuclear materials disposition, and safeguards and security.

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

Foreign Operations
We have Canadian operations in our Nuclear Energy segment, which serve the North American and global electric utility, industrial power and global nuclear utility markets. The functional currency of these operations is not the U.S. dollar, and, as a result, we are subject to exchange rate fluctuations that impact our financial position, results of operations and cash flows. Revenue and operating income derived from Canadian operations, as well as the approximate percentages of our total segment revenues and total segment operating income, respectively, for each of the last three years were as follows (dollars in thousands):

	Revenues		Operating Income
	Amount	Percent	Amount	Percent
Year Ended December 31, 2016	$160,504	10%	$47,302	15%
Year Ended December 31, 2015	$119,575	8%	$16,461	6%
Year Ended December 31, 2014	$110,986	8%	$86	—%
For additional information on the geographic distribution of our revenues, see Note 17 to our consolidated financial statements included in this report.
Customers
We provide our products and services to a diverse customer base, including the U.S. Government, utilities and other power producers. Our largest customer during the years ended December 31, 2016, 2015 and 2014 was the U.S. Government; U.S. Government contracts represented approximately 87%, 88% and 88% of our total consolidated revenues, respectively. No individual non-U.S. Government customer accounted for more than 5% of our consolidated revenues in the years ended December 31, 2016, 2015 or 2014.
The U.S. Government is the primary customer of our Nuclear Operations and Technical Services segments. Revenues from U.S. Government contracts comprised 99% of revenues in our Nuclear Operations segment for the years ended December 31, 2016, 2015 and 2014. Revenues from U.S. Government contracts comprised 97%, 99% and 87% of revenues in our Technical Services segment for the years ended December 31, 2016, 2015 and 2014, respectively.
Raw Materials and Suppliers
Our operations use raw materials, such as carbon and alloy steels in various forms and components and accessories for assembly, which are available from numerous sources. We generally purchase these raw materials and components as needed for individual contracts. Our Nuclear Energy segment does not depend on a single source of supply for materials used in our products. We have limited supply options for certain raw materials used in our Nuclear Energy segment, however we believe the suppliers of these materials are reliable. Our Nuclear Operations segment relies on several single-source suppliers for materials used in its products. We believe these suppliers are reliable, and we and the U.S. Government expend significant effort to monitor and maintain the supplier base for our Nuclear Operations segment.
Although shortages of some raw materials have existed occasionally, no serious shortage exists at the present time.
Employees
At December 31, 2016, we employed approximately 5,900 persons worldwide. Approximately 1,200 of our employees were members of labor unions at December 31, 2016. Many of our operations are subject to union contracts, which we customarily renew periodically. We consider our relationships with our employees to be satisfactory.

Patents and Technology Licenses
We currently hold a large number of U.S. and foreign patents and have patent applications pending. We acquire patents and technology licenses and grant licenses to others when we consider it advantageous for us to do so. Although in the aggregate our patents and technology licenses are important to us, we do not regard any single patent or license or group of related patents or licenses as critical or essential to our business as a whole. In general, we depend on our technological capabilities and the application of know-how, rather than patents and technology licenses, in the conduct of our various businesses.
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
Research and development activities totaled $40.1 million, $38.2 million and $124.3 million in the years ended December 31, 2016, 2015 and 2014, respectively. These activities include amounts paid for by our customers of $33.7 million, $27.7 million and $41.7 million, in the years ended December 2016, 2015 and 2014, respectively. Funds provided under a Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program (the "Funding Program") totaled $27.8 million in the year ended December 31, 2014. At this time, the latest extension under the Cooperative Agreement has expired and the DOE funding has been suspended.
During the year ended December 31, 2014, we recognized $5.8 million of non-cash in-kind research and development costs (included above) related to services contributed by our partner in GmP, our joint venture formed in 2011 to oversee the program to develop the small modular nuclear power plant based on BWXT mPower™ technology.
Hazard Risks and Insurance
Our operations present risks of injury to or death of people, loss of or damage to property and damage to the environment. We have created loss control systems to assist us in the identification and treatment of the hazard risks presented by our operations, and we endeavor to make sure these systems are effective.
As loss control measures will not always be successful, we seek to establish various means of funding losses and liability related to incidents or occurrences. We primarily seek to do this through contractual protections, including waivers of consequential damages, indemnities, caps on liability, liquidated damages provisions and access to the insurance of other parties. We also procure insurance, operate our own captive insurance company and/or establish funded or unfunded reserves. However, none of these methods will eliminate all risks.
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

Our operations in designing, engineering, manufacturing, constructing and servicing nuclear power equipment and components for our commercial nuclear utility customers subject us to various risks, including, without limitation, damage to our customers' property and third-party claims for personal injury, environmental liability, death and property damage. To protect against liability for damage to a customer's property, we endeavor to obtain waivers of liability and subrogation from the customer and its insurer. We also attempt to cap our overall liability in our contracts. To protect against liability from claims brought by third parties, we seek to be insured under the utility customer's nuclear liability policies and have the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act. The Price-Anderson Act limits the public liability of U.S. manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of a certain amount. This amount is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where we provide environmental remediation services, we seek the same protection from our customers as we do for our other nuclear activities. The Price-Anderson Act, as amended, includes a sunset provision and requires renewal each time that it expires. Contracts that were entered into during a period of time that Price-Anderson was in full force and effect continue to receive the benefit of the Price-Anderson Act's nuclear indemnity. The Price-Anderson Act is set to expire on December 31, 2025. We also provide nuclear fabrication and other services to the nuclear power industry in Canada. Canada's Nuclear Liability and Compensation Act generally conforms to international conventions and is conceptually similar to the Price-Anderson Act in the U.S. Accordingly, indemnification protections and the possibility of exclusions under Canada's Nuclear Liability and Compensation Act are similar to those under the Price-Anderson Act in the U.S.
We supply commercial nuclear equipment and services to certain customers in countries other than the U.S. and Canada that are party to international treaties and in countries that are not signatory to international treaties but have their own nuclear liability laws that in general, have regulations in place whereby nuclear operators are solely liable for nuclear damage claims, which would exclude nuclear suppliers from any such exposure. BWXT does retain some level of risk in the event of future changes to the legal landscape in these countries regarding international third-party nuclear liability.
In 2008, the U.S. ratified the Convention on Supplementary Compensation for Nuclear Damage ("CSC") with the International Atomic Energy Agency. The CSC is an international treaty developed to create a global legal framework for allocating responsibility and assuring prompt and equitable compensation in the unlikely event of certain nuclear incidents. The ratification by the U.S. authorizes the Secretary of Energy to issue regulations establishing a retrospective risk pooling program whereby, in the event that the U.S. must make a contribution to the CSC international fund, U.S. nuclear suppliers, including BWXT, would pay the full cost of this contribution by the U.S.
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
Our Technical Services segment participates in the management and operation of various U.S. Government facilities. This participation is customarily accomplished through the participation in joint ventures with other contractors for any given facility. These activities involve, among other things, handling nuclear devices and their components. Insurable liabilities arising from these sites are rarely protected by our or our partners' corporate insurance programs. Instead, we rely on government contractual agreements and insurance purchased specifically for a site. The U.S. Government has historically fulfilled its contractual agreement to reimburse its contractors for covered claims, and we expect it to continue this process during our participation in the administration of these facilities. However, in most of these situations in which the U.S. Government is contractually obligated to pay, the payment obligation is subject to the availability of authorized government funds. The reimbursement obligation of the U.S. Government is also conditional, and provisions of the relevant contract or applicable law may preclude reimbursement.
Our wholly owned captive insurance subsidiary provides workers' compensation, employer's liability, commercial general liability and automotive liability insurance to support our operations. We may also have business reasons in the future to have our insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. These risks may be considerable in any given year or cumulatively. Our insurance subsidiary has not provided significant amounts of insurance to unrelated parties. Claims as a result of our operations could adversely impact the ability of our insurance subsidiary to respond to all claims presented.

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
Governmental Regulations and Environmental Matters
General
Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:

•	possessing and processing special nuclear materials;

•	workplace health and safety;

•	constructing and equipping electric power facilities;

•	currency conversions and repatriation;

•	taxation of earnings; and

•	protecting the environment.
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
Environmental
Our operations and properties are subject to a wide variety of increasingly complex and stringent foreign, federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. Sanctions for non-compliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others or for our acts that were in compliance with all applicable laws at the time such acts were performed.
These laws and regulations include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and similar laws that provide for responses to, and liability for, releases of hazardous substances into the environment. These laws and regulations also include similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and waste and require public disclosure related to the use of various hazardous substances. Our operations are also governed by laws and regulations relating to workplace safety and worker health, including the U.S. Occupational Safety and Health Act and regulations promulgated thereunder.
We are currently in the process of investigating and remediating some of our current and former operating sites. Although we have recorded reserves in connection with certain of these matters, due to the uncertainties associated with environmental remediation, there can be no assurance that the actual costs resulting from these remediation matters will not exceed the recorded reserves.
Our compliance with U.S. federal, state and local environmental control and protection regulations resulted in pre-tax charges of approximately $14.2 million, $14.1 million and $13.2 million in the years ended December 31, 2016, 2015 and 2014, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $1.3 million, $0.7 million and $0.3 million in the years ended December 31, 2016, 2015 and 2014, respectively. We expect to spend another $4.3 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future, but we anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial condition as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, we can provide no assurance that we will not incur significant environmental compliance costs in the future.
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
Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites. In 2002, Congress directed the U.S. Army Corps of Engineers ("Army Corps") to clean up radioactive waste at the Shallow Land Disposal Area located in Parks Township, Armstrong County, Pennsylvania (the "SLDA"), consistent with the Memorandum of Understanding between the NRC and the Army Corps for Coordination on Cleanup and Decommissioning of the Formerly Utilized Sites Remedial Action Program Sites with NRC-Licensed Facilities, dated July 5, 2001 (the "MOU"). From 1961 to 1970, the SLDA was operated by the Nuclear Materials and Equipment Corporation ("NUMEC") pursuant to Atomic Energy Commission ("AEC") License SNM-145. The AEC was the predecessor to the NRC. The SLDA was used for the disposal of waste from NUMEC’s nuclear fuels fabrication facility in Apollo, Pennsylvania. Both radioactive and non-radioactive waste was disposed in a series of trenches at the SLDA. NUMEC, a former subsidiary of Atlantic Richfield Company ("ARCO") was acquired by BWXT in November 1971. After the Army Corps’ contractor commenced cleanup operations, the Army Corps ceased excavation activities because the contractor deviated from accepted field procedures, and the excavated material was found to be complex and beyond the Army Corps’ characterization and management procedures. The MOU was modified in late 2014 to add the DOE and the NNSA as parties to deal with "special nuclear materials." In December 2014, the Army Corps issued a Proposed Record of Decision Amendment, which reflects a revised cost estimate of $350 million, in addition to the $62 million expended through September 2014, to implement the selected remedy. The Army Corps expects to award a new remediation contract in 2017, and cleanup operations are expected to re-commence in 2019. The federal legislation directing the Army Corps to clean up the SLDA also directs the Army Corps to seek to recover response costs from appropriate responsible parties in accordance with CERCLA. In connection with BWXT’s acquisition of NUMEC from ARCO in November 1971, ARCO assumed and agreed to indemnify and hold harmless BWXT with respect to claims and liabilities arising as a result of transactions or operations of NUMEC prior to the acquisition date. Although this ARCO indemnity would cover claims by the Army Corps to seek recovery from BWXT, no assurance can be given that such indemnity will be available or sufficient in the event liability claims are asserted for SLDA cleanup costs against BWXT.
We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the U.S. Environmental Protection Agency (the "EPA") and the NRC.

The NRC’s decommissioning regulations require our Nuclear Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning each of its licensed facilities at the end of its service life. We provided financial assurance aggregating $56.2 million and $52.3 million during the years ended December 31, 2016 and 2015 with existing letters of credit for the ultimate decommissioning of these licensed facilities. These two facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the Erwin, Tennessee facility. These letters of credit are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC’s decommissioning regulations require our Nuclear Energy segment to provide financial assurance that it will be able to pay the expected cost of decommissioning each of its CNSC licensed facilities at the end of its service life. We provided financial assurance totaling $39.5 million during the year ended December 31, 2016 with a letter of credit for the ultimate decommissioning of these licensed facilities.
At December 31, 2016 and 2015, we had total environmental accruals, including provisions for the facilities discussed above, of $86.3 million and $63.4 million, respectively. Of our total environmental accruals at December 31, 2016 and 2015, $4.6 million and $3.2 million, respectively, were included in current liabilities. Inherent in the estimates of those accruals and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.
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
In addition, various statements in this annual report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1 – "Business" and Item 3 – "Legal Proceedings" in Part I of this report and in Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to our consolidated financial statements in Item 8 of Part II of this report and elsewhere in this report.
We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our industries and our Company. We caution that these statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in the section labeled Item 1A, "Risk Factors" of this report, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
We have discussed many of these factors in more detail elsewhere in this report. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update or review any forward-looking statement or our description of important factors, whether as a result of new information, future events or otherwise, except as required by applicable laws. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Available Information
Our website address is www.bwxt.com. We make available through the Investors section of this website under "SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (the "SEC"). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Principles; Code of Business Conduct; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Board of Directors Conflicts of Interest Policies and Procedures; Amended & Restated By-laws; and charters for the Audit & Finance, Governance, Compensation and Safety & Security Committees of our Board of Directors.

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
For the year ended December 31, 2016, we relied on U.S. Government contracts for approximately 87% of our total consolidated revenues. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits, which could result in withholding or delaying payments to us, and termination or modification at the U.S. Government's convenience. In addition, some of our large, multi-year contracts with the U.S. Government are subject to annual funding determinations and the continuing availability of Congressional appropriations. Although multi-year operations may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal-year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially and additional funds are committed only as Congress makes further appropriations. When the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of products and services. As a result, we are subject to ongoing uncertainties associated with U.S. Government budget restraints and other factors affecting government funding. The reduction or termination of funding, or changes in the timing of funding, for a U.S. Government program in which we provide products or services would result in a reduction or loss of anticipated future revenues attributable to that program and could have a negative impact on our results of operations.
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
Federal government spending reductions, including through sequestration, could adversely impact U.S. Government programs for which we provide products or services. Additionally, while we believe many of our programs are well aligned with national defense and other strategic priorities, government spending on these programs can be subject to negative publicity, political factors and public scrutiny. The outcome of efforts underway regarding sequestration is uncertain and it is possible that spending cuts may be applied to U.S. Government programs across the board, regardless of how programs align with those priorities. There are many variables in how budget reductions could be implemented that will determine its specific impact; however, reductions in federal government spending and sequestration, as currently provided for under the Budget Control Act, could adversely impact programs in which we provide products or services. In addition, these cuts could adversely affect the viability of the suppliers and subcontractors under our programs. We may also be required to maintain operations of our joint ventures if the government can no longer meet its debt obligations.
The Bipartisan Budget Act of 2015 was approved in November 2015. This budget agreement provides sequestration relief and increased both defense and non-defense budgets by approximately $25 billion each in government fiscal year 2016 and $15 billion each in government fiscal year 2017 over the previous budget agreement approved in 2013, and extends the duration of the Budget Control Act through government fiscal year 2025. While this budget agreement provides some near-term relief, sequestration, reduction in government spending in lieu of sequestration or fiscal issues raised by negotiations over the federal debt ceiling remain a long-term concern.
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
Our future business prospects in Canada are dependent upon the continued operation of Canadian nuclear plants and refurbishment of the majority of the plants in Ontario in order to extend their life. Unfavorable economic conditions, competition from other forms of power generation, changes in government policy or operational or project execution issues may lead nuclear plant operators in Canada to cease operations or delay, curtail or cancel proposed or existing life-extension projects, which may decrease the overall demand for our products and services in Canada and adversely affect our results of operations.

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

If we fail to comply with government procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.
We must comply with laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. These laws and regulations include the Federal Acquisition Regulations, Defense Federal Acquisition Regulations, the Truth in Negotiations Act, Cost Accounting Standards, and laws, regulations, and orders restricting the use and dissemination of classified information under the U.S. export control laws and the export of certain products and technical information. Certain government contracts provide audit rights by government agencies, including with respect to performance, costs, internal controls and compliance with applicable laws and regulations. In complying with these laws and regulations, we may incur significant costs, and non-compliance may result in the imposition of fines and penalties, including contractual damages. If we fail to comply with these laws and regulations or if a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil penalties, criminal penalties, or administrative sanctions, including suspension or debarment from contracting with the U.S. Government. Our reputation could suffer harm if allegations of impropriety were made or found against us, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Changes in our effective tax rate and tax positions may vary.
We are subject to income taxes primarily in the U.S. and Canada. A change in tax laws, treaties or regulations, or their interpretation, in any jurisdiction in which we operate could significantly impact our provision for income taxes, which could have a material impact on our earnings, cash flows from operations and value of our deferred tax assets or liabilities. Recent proposals to lower the U.S. corporate income tax rate would require us to reduce the value in our net deferred tax assets upon enactment of new tax legislation, with a corresponding one-time non-cash increase in income tax expense. However, our income tax expense and cash tax payments would be materially lower in subsequent years.
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
In addition, from time to time we may replace and/or upgrade current financial, human resources and other information technology systems. These activities subject us to inherent costs and risks associated with replacing and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our systems' implementations and upgrades may not result in productivity improvements at the levels anticipated, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. Such disruption and any other information technology system disruptions, and our ability to mitigate those disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on us.
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
Our failure to protect our intellectual property rights may result in the loss of valuable technologies or adversely affect our competitive business position. We rely significantly on proprietary technology, information, processes and know-how that are not subject to patent or copyright protection. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors or other parties, as well as through other security measures. These agreements and security measures may be inadequate to deter or prevent misappropriation of our confidential information. In the event of an infringement of our intellectual property rights, a breach of a confidentiality agreement or divulgence of proprietary information, we may not have adequate legal remedies to protect our intellectual property. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management's attention away from other aspects of our business. In addition, our trade secrets may otherwise become known or be independently developed by competitors.
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
Our business may be adversely affected by the outcome of legal proceeding, disputes and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of current legal proceedings, see Item 3 – Legal Proceedings and "Note 11 – Commitments and Contingencies" of our consolidated financial statements.
Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully bid on and win various contracts.
In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety's sole discretion. In addition, we have capacity limits under our credit facility for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2016, we had $154.9 million in letters of credit and bank guarantees and $19.7 million in surety bonds outstanding.
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
Our failure to comply with these restrictions and covenants could adversely affect our liquidity and operations.
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
In December 2016, we completed our acquisition of NEC. Business acquisitions such as NEC involve certain risks, including:

•	difficulties relating to the assimilation of personnel, services and systems of an acquired business and the assimilation of marketing and other operational capabilities;

•	challenges resulting from unanticipated changes in customer relationships after the acquisition;

•	additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;

•	assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition transaction was negotiated;

•	diversion of management's attention from day-to-day operations;

•	failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	potentially substantial transaction costs associated with business combinations; and

•	potential impairment of goodwill or other intangible assets resulting from the overpayment for an acquisition.
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

Among our opportunities involving new technologies, we are developing the BWXT mPower™ reactor. The costs to develop and commercialize this technology require a substantial amount of investment over a period of years and commercialization of this technology also requires certification from the NRC. There can be no assurance that we will be successful in addressing all of the technological challenges to developing and commercializing this technology or in obtaining the required NRC certification. The potential also exists for other competitors to emerge with competing technologies, in some cases with funding readily available, and we can provide no assurance that those competitors will not develop and commercialize similar or superior technologies sooner than we can or at a significant cost or price advantage.
In April 2013, BWXT mPower, Inc., a wholly owned subsidiary of BWXT, entered into a Cooperative Agreement with the DOE establishing a cost sharing program for the mPower™ reactor. Funding under this program was suspended in 2014, and we announced plans to restructure the mPower program to reduce spending and focus on technology development that same year.
On March 2, 2016, BWXT entered into a framework agreement with Bechtel, BWXT Modular Reactors, LLC and BDC NexGen Power, LLC for the potential restructuring and restart of the mPower program (the "Framework Agreement"). The Framework Agreement provides that during a twelve (12) month fundraising period beginning on the effective date of the Framework Agreement, Bechtel will attempt to secure funding from third parties (including the DOE) to complete development of the mPower Plant design sufficient to achieve design certification by the NRC. During this fundraising period, BWXT continues to advance the mPower design through in-kind engineering services within our previously announced planned mPower project spending of no more than $10.0 million per year.
In the event that Bechtel determines in its sole discretion that the mPower program should not be restarted, whether due to (1) adequate third-party funding not being secured, (2) the parties being unable to finalize the new GmP limited liability company agreement and other ancillary related agreements, or (3) otherwise, the mPower program would be terminated, GmP would be wound up and Bechtel would be entitled to payment of a settlement amount of $30.0 million (the "Settlement Amount"). Our sole liability and Bechtel's sole remedy arising out of the Framework Agreement will be our obligation to pay, and Bechtel's right to receive, respectively, the Settlement Amount. Any and all other previously existing claims, demands or actions between Bechtel and us arising out of the GmP LLC Agreement and ancillary related agreements, whether known or unknown (including Bechtel's previously asserted breach claim for $120.0 million), were released in connection with entering into the Framework Agreement.
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
We operate large manufacturing facilities and perform services in large commercial power plants where accidents or system failures can have significant consequences. Risks inherent in our operations include:

•	accidents resulting in injury or the loss of life or property;

•	environmental or toxic tort claims, including delayed manifestation claims for personal injury or loss of life;

•	pollution or other environmental mishaps;

•	adverse weather conditions;

•	mechanical or design failures;

•	property losses;

•	business interruption due to political action in foreign countries or other reasons; and

•	labor stoppages.
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
Our operations in designing, engineering, manufacturing, supplying, constructing and maintaining nuclear fuel and nuclear power equipment and components subject us to various risks, including:

•	potential liabilities relating to harmful effects on the environment and human health resulting from nuclear operations and the storage, handling and disposal of radioactive materials;

•	unplanned expenditures relating to maintenance, operation, security, defects, upgrades and repairs required by the NRC and other government agencies;

•	limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and

•	potential liabilities arising out of a nuclear, radiological or criticality incident, whether or not it is within our control.
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
The Price-Anderson Act partially indemnifies the nuclear industry against liability arising from nuclear incidents in the U.S., while ensuring compensation for the general public. The Price-Anderson Act comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and DOE contractors. Because we provide nuclear fabrication and other services to the DOE relating to its nuclear devices, facilities and other programs and the nuclear power industry in the ongoing maintenance and modifications of its nuclear power plants, including the manufacture of equipment and other components for use in such nuclear power plants, we may be entitled to some of the indemnification protections under the Price-Anderson Act against liability arising from nuclear incidents in the U.S. The indemnification authority under the Price-Anderson Act was extended through December 2025 by the Energy Policy Act of 2005. We also provide nuclear fabrication and other services to the nuclear power industry in Canada and other countries. Canada's Nuclear Liability and Compensation Act generally conforms to international conventions and is conceptually similar to the Price-Anderson Act in the U.S. Accordingly, indemnification protections and the possibility of exclusions under Canada's Nuclear Liability and Compensation Act are similar to those under the Price-Anderson Act in the U.S.
The Price-Anderson Act's and Canada's Nuclear Liability and Compensation Act's indemnification provisions may not apply to all liabilities that we might incur while performing services as a contractor for the DOE and the nuclear power industry. If an incident or evacuation is not covered under the Price-Anderson Act's or Canada's Nuclear Liability and Compensation Act's indemnification provisions, we could be held liable for damages, regardless of fault, which could have an adverse effect on our results of operations and financial condition. In connection with the international transportation of toxic, hazardous and radioactive materials, it is possible for a claim to be asserted which may not fall within the indemnification provided by the Price-Anderson Act or Canada's Nuclear Liability and Compensation Act. If such indemnification authority is not applicable in the future, our business could be adversely affected if the owners and operators of nuclear power plants fail to retain our services in the absence of commercially adequate insurance and indemnification.
Moreover, because we manufacture nuclear components for the U.S. Government's defense program, we may be entitled to some of the indemnification protections afforded by Public Law 85-804 for certain of our nuclear operations risks. Public Law 85-804 authorizes certain agencies of the U.S. Government, such as the DOE and the U.S. Department of Defense, to indemnify their contractors against unusually hazardous or nuclear risks when such action would facilitate the national defense. However, because the indemnification protections afforded by Public Law 85-804 are granted on a discretionary basis, situations could arise where the U.S. Government elects not to offer such protections. In such situations, our business could be adversely affected by either our inability to obtain commercially adequate insurance or indemnification or our refusal to pursue such operations in the absence of such protections.
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
Governmental requirements relating to the protection of the environment, including solid waste management, air quality, water quality, the decontamination and decommissioning of nuclear manufacturing and processing facilities and cleanup of contaminated sites, have had a substantial impact on our operations. These requirements are complex and subject to frequent change. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Such expenditures and liabilities may adversely affect our business, financial condition, results of operations and cash flows. In addition, some of our operations and the operations of predecessor owners of some of our properties have exposed us to civil claims by third parties for liability resulting from alleged contamination of the environment or personal injuries caused by releases of hazardous substances into the environment. See "Business - Governmental Regulations and Environmental Matters."
In our contracts, we seek to protect ourselves from liability associated with accidents, but there can be no assurance that such contractual limitations on liability will be effective in all cases or that our or our customers' insurance will cover all the liabilities we have assumed under those contracts. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation, and any damages awarded as a result of such a claim, could adversely affect our results of operations and financial condition.
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
We are subject to domestic and international laws and regulations, violations of which may adversely affect our future operations.
Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:

•	constructing and manufacturing nuclear components;

•	currency conversions and repatriation;

•	environmental protection legislation;

•	export control;

•	taxation of earnings;

•	transactions in or with certain foreign countries or officials, such as those designated by the Office of Foreign Assets Control of the U.S. Department of the Treasury; and

•	use of local employees and suppliers.
Failure by us, our sales representatives, or consultants to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on our business.
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
Negotiations with labor unions and possible work stoppages and other labor problems could divert management's attention and disrupt operations. In addition, new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.
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
A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Service accruals for salaried participants ceased as of December 31, 2015. Variances from these estimates could have a material adverse effect on us. In addition, our policy to recognize these variances annually through mark to market accounting could result in volatility in our results of operations, which could be material. As of December 31, 2016, our defined benefit pension and postretirement benefit plans were underfunded by approximately $374.0 million. A substantial portion of our postretirement benefit plan costs are recoverable on our U.S. Government contracts. See Note 8 to the consolidated financial statements included in this annual report for additional information regarding our pension and postretirement benefit plan obligations.
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
The U.S. Foreign Corrupt Practices Act (the "FCPA") generally prohibits companies and their intermediaries from making improper payments to non-U.S. officials. Our training program and policies mandate compliance with the FCPA. We operate in some parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. If we are found to be liable for violations of the FCPA (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including employees of our joint ventures), we could suffer from civil and criminal penalties or other sanctions.
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
We derive a portion of our revenues from international operations. Operating in international markets requires significant resources and management attention and subjects us to political, economic and regulatory risks that are not generally encountered in our U.S. operations. These include:

•	renegotiation or nullification of our existing contracts;

•	changing political conditions and changing laws and policies affecting trade and investment; and

•	changes in foreign currency exchange rates.
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
War, terrorist attacks and unrest have caused and may continue to cause instability in the world's financial and commercial markets and have significantly increased political and economic instability in some of the geographic areas in which we operate. Threats of war or other armed conflict may cause further disruption to financial and commercial markets. In addition, continued unrest could lead to acts of terrorism in the U.S. or elsewhere, and acts of terrorism could be directed against companies such as ours. Also, acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt our markets and operations, including disruptions from evacuation of personnel, cancellation of contracts or the loss of personnel or assets. Armed conflicts, terrorism and their effects on us or our markets may significantly affect our business and results of operations in the future.
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
We are not aware of any facts or circumstances that would cause the assumptions or representations that were relied on in the opinion to be inaccurate or incomplete in any material respect. If, notwithstanding receipt of the opinion, the spin-off were subsequently determined not to qualify under Section 355 of the Code, each U.S. holder of our common stock who receives shares of BWE common stock in the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of BWE common stock received. That distribution would be taxable to each such stockholder as a dividend to the extent of our current and accumulated earnings and profits. For each such stockholder, any amount that exceeded our earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder's tax basis in its shares of our common stock with any remaining amount being taxed as a capital gain. In addition, if certain related preparatory transactions were to fail to qualify for tax-free treatment, they would be treated as taxable sales and/or distributions to the Company.
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
With completion of our spin-off from McDermott International, Inc. ("MII") in 2010 ("the MII spin-off"), there are several significant areas where the liabilities of MII may become our obligations. For example, under the Internal Revenue Code of 1986, as amended (the "Code") and the related rules and regulations, each corporation that was a member of our consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the spin-off is jointly and severally liable for the federal income tax liability of our entire consolidated tax reporting group for that taxable period. We have entered into a tax sharing agreement with a subsidiary of MII that allocates the responsibility for prior period taxes of our consolidated tax reporting group between us and MII and its subsidiaries. However, if the subsidiary of MII were unable to pay, we could be required to pay the entire amount of such taxes. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities.
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
Under the terms of the tax sharing agreement we entered into in connection with the MII spin-off, we are generally responsible for any taxes imposed on us or MII and its subsidiaries in the event that the MII spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment. However, if the MII spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment because of actions or failures to act by MII or its subsidiaries, a subsidiary of MII would be responsible for all such taxes. If we are liable for taxes under the tax sharing agreement, that liability could have a material adverse effect on us. The tax sharing agreement expired in September 2016.
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

In connection with our separation from MII, MII will indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that MII's ability to satisfy its indemnification obligation will not be impaired in the future.
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

•	authorizing the issuance of "blank check" preferred stock, which could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
The following table provides the segment name, location and general use of each of our principal properties at December 31, 2016 that we own or lease:

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Nuclear Operations
Lynchburg, Virginia	Manufacturing facility (1)	Owned
Barberton, Ohio	Manufacturing facility	Owned
Euclid, Ohio	Manufacturing facility	Owned / Leased (2)
Mount Vernon, Indiana	Manufacturing facility	Owned
Erwin, Tennessee	Manufacturing facility	Owned
Technical Services
Lynchburg, Virginia	Administrative office	Leased (2017)
Nuclear Energy
Lynchburg, Virginia	Engineering office	Leased (2018)
Cambridge, Ontario, Canada	Manufacturing facility	Owned
Peterborough, Ontario, Canada	Manufacturing facility	Leased (2036) (3)
Toronto, Ontario, Canada	Manufacturing facility	Leased (2036) (3)
Arnprior, Ontario, Canada	Manufacturing facility	Leased (2022)
Corporate
Lynchburg, Virginia	Administrative office	Leased (2017)
Charlotte, North Carolina	Administrative office	Leased (2019)
Washington, District of Columbia	Administrative office	Owned

(1)
The Lynchburg, Virginia facility is our Nuclear Operations segment’s primary manufacturing plant and is the nation’s largest commercial high-enriched uranium processing facility. The site is subject to review by the NRC for licensee performance. The performance review determines the safe and secure conduct of operations of the facility. The site is also the largest commercial International Atomic Energy Agency certified facility in the U.S.

(2)
We acquired the Euclid facilities through a bond/lease transaction facilitated by the Cleveland Cuyahoga County Port Authority (the "Port"), whereby we acquired a ground parcel and the Port issued bonds, the proceeds of which were used to acquire, improve and equip the facilities, including the acquisition of the larger facility and a 40-year prepaid ground lease for the smaller facility. We are leasing the facilities from the Port with an expiration date of 2019 but subject to certain extension options.

(3)
The Peterborough and Toronto leases were entered into as part of the acquisition of NEC. These facilities operate under a Class 1B Nuclear Fuel Facility Operating License renewed by the Canadian Nuclear Safety Commission to fabricate natural uranium fuel. We are leasing the facilities from an affiliate of one of the former owners of GEH-C for a period of 20 years subject to certain extension options.

We consider each of our significant properties to be suitable and adequate for its intended use.
For further details regarding our properties, see Item 1, "Business."

Item 3.	LEGAL PROCEEDINGS
The information set forth under the heading "Investigations and Litigation" in Note 11 to our consolidated financial statements included in this report is incorporated by reference into this Item 3.

Item 4.	MINE SAFETY DISCLOSURES
None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol BWXT (previously BWC).
High and low common stock prices by quarter in the years ended December 31, 2016 and 2015 were as follows:
YEAR ENDED DECEMBER 31, 2016

	SHARE PRICE		DIVIDENDS PER SHARE
QUARTER ENDED	HIGH	LOW
March 31, 2016	$34.61	$26.89	$0.09
June 30, 2016	$36.43	$32.24	$0.09
September 30, 2016	$39.70	$34.69	$0.09
December 31, 2016	$40.66	$36.16	$0.09
YEAR ENDED DECEMBER 31, 2015

	SHARE PRICE		DIVIDENDS PER SHARE
QUARTER ENDED	HIGH	LOW
March 31, 2015	$32.28	$26.58	$0.10
June 30, 2015	$34.64	$31.47	$0.10
September 30, 2015	$28.00	$23.91	$0.06
December 31, 2015	$32.44	$25.90	$0.06
On June 30, 2015, we completed the spin-off of BWE. Prior to the completion of the spin-off, there were two concurrent markets in which to trade our common stock: a "regular way" market and an "ex-distribution" market. Shares of our common stock that traded in the "regular way" market traded with an entitlement to shares of BWE common stock. Shares that traded in the "ex-distribution" market traded without an entitlement to shares of BWE common stock. On June 30, 2015, the closing price of our common stock traded in the "regular way" market on the NYSE was $32.80. On June 30, 2015, the closing price of our common stock traded in the "ex-distribution" market on the NYSE was $23.45. The share prices prior to the spin-off have not been adjusted to reflect the distribution of the BWE shares.
On November 8, 2013, our Board of Directors approved a quarterly cash dividend of $0.10 per share. On July 31, 2015, subsequent to the spin-off of BWE, our Board of Directors elected to modify its previously approved quarterly cash dividend to $0.06 per share. On February 23, 2016, our Board of Directors declared an increase to its previously approved quarterly cash dividend to $0.09 per share. Our ability to pay dividends may be limited by certain restrictions in our credit agreement and by applicable law. Our Board of Directors will continue to evaluate our cash dividend policy from time to time.
As of February 23, 2017, there were approximately 2,052 record holders of our common stock.
The following table provides information on our equity compensation plans as of December 31, 2016:
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,723,175	$23.56	3,979,962

In November 2012, we announced that a share repurchase program was authorized by our Board of Directors. The following table provides information on our purchases of equity securities during the quarter ended December 31, 2016. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
On September 15, 2016, the Company entered into a $200 million accelerated share repurchase agreement (the "ASR Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Pursuant to the terms of the ASR Agreement, on September 16, 2016, the Company paid Wells Fargo $200 million in cash and received 4,135,435 shares of the Company’s common stock. The final number of shares to be repurchased will be based on the volume-weighted average stock price of the Company’s common stock during the term of the ASR Agreement, less a customary discount. At settlement, under certain circumstances, Wells Fargo may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of common stock or to make a cash payment, at its election, to Wells Fargo. Final settlement of the ASR Agreement is expected to be completed in the first quarter of 2017.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
October 1, 2016 – October 31, 2016	162	$38.11	—	$43.0
November 1, 2016 – November 30, 2016	5,268	$39.23	—	$43.0
December 1, 2016 – December 31, 2016	—	—	—	$43.0
Total	5,430	$39.20	—

(1)
Includes 162 and 5,268 shares repurchased during October and November, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

(2)
On November 4, 2015, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $300 million during a two-year period that began on February 26, 2016 and expires on February 26, 2018. On February 24, 2017, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $150 million during a three-year period that expires on February 24, 2020. The February 2017 authorization was in addition to the share repurchase amount authorized in November 2015.

The following graph provides a comparison of our cumulative total shareholder return over five years to the return of the S&P 500 and the return of our custom peer group. The following graph shall not be deemed to be "soliciting material" or "filed" with the SEC or be subject to Regulation 14A or 14C (other than as provided in Item 201 of Regulation S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that BWXT specifically incorporates it by reference into such filing.

$350
$300
$250
$200
$150
$100
$50
$0
BWX Technologies (1)
S&P 500
Custom Peer Group
Spin-off
12/11
12/12
12/13
12/14
12/15
12/16

(1)
Assumes initial investment of $100 on December 31, 2011 and reinvestment of dividends. The value of the BWE shares distributed in the spin-off is reflected in the cumulative total return as a reinvested dividend.

We periodically review and update our peer group to ensure it contains companies that are representative of the industries in which we operate. The peer group we used for comparison purposes is comprised of the following companies:

•	Curtiss-Wright Corporation

•	Esterline Technologies

•	General Dynamics

•	Harris Corporation

•	Huntington Ingalls

•	Lockheed Martin

•	Moog

•	Northrop Grumman

•	Orbital ATK

•	Rockwell Collins

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended
	2016	2015	2014	2013	2012
	(In thousands, except for per share amounts)
Statement of Income Data (1):
Revenues	$1,550,573	$1,415,529	$1,450,610	$1,546,663	$1,522,864
Income from Continuing Operations before Provision for Income Taxes and Noncontrolling Interest	$257,268	$221,065	$32,135	$285,512	$145,690

Income from Continuing Operations, Net of Tax	$183,057	$140,774	$38,740	$198,490	$112,582
Income (Loss) from Discontinued Operations, Net of Tax	—	(9,309)	(9,352)	147,588	115,113
Net Income Attributable to BWX Technologies, Inc.	$183,057	$131,465	$29,388	$346,078	$227,695
Basic Earnings per Common Share:
Income from Continuing Operations	$1.79	$1.32	$0.36	$1.77	$0.95
Income (Loss) from Discontinued Operations	—	(0.09)	(0.09)	1.32	0.97
Net Income Attributable to BWX Technologies, Inc.	$1.79	$1.23	$0.27	$3.09	$1.92
Diluted Earnings per Common Share:
Income from Continuing Operations	$1.76	$1.31	$0.36	$1.76	$0.95
Income (Loss) from Discontinued Operations	—	(0.09)	(0.09)	1.31	0.97
Net Income Attributable to BWX Technologies, Inc.	$1.76	$1.22	$0.27	$3.07	$1.91
Dividends Declared Per Share	$0.36	$0.32	$0.40	$0.34	0.08
Balance Sheet Data:
Total Assets (2)(3)	$1,579,815	$1,375,398	$2,847,015	$2,609,153	$2,840,355
Current Maturities of Long-Term Debt	$27,370	$15,000	$15,000	$—	$—
Long-Term Debt (3)	$497,724	$278,259	$275,079	$—	$—

(1)
Statement of income data prior to December 31, 2015 has been restated to reflect the June 30, 2015 spin-off of our former Power Generation business, which is presented as income (loss) from discontinued operations.

(2)	Total assets presented for years prior to December 31, 2015 include the historical assets of our former Power Generation business.

(3)
On January 1, 2016, we adopted an update to FASB Topic Interest – Imputation of Interest, which resulted in the retrospective reclassification of unamortized debt issuance costs related to the Company's Credit Agreement from other non-current assets to a reduction in long-term debt of $6.7 million and $9.9 million as of December 31, 2015 and 2014, respectively.

We immediately recognize actuarial gains (losses) for our pension and postretirement benefit plans into earnings primarily in the fourth quarter each year as a component of net periodic benefit cost. The effect of this adjustment for 2016, 2015, 2014, 2013 and 2012 on pre-tax income was $(21.3) million, $(54.7) million, $(141.5) million, $130.8 million and $(23.7) million, respectively.
In the year ended December 31, 2016, we recorded a gain of approximately $13.6 million related to the deconsolidation of GmP and we recorded a $30.0 million loss contingency pursuant to the terms of the mPower Framework Agreement. We also recorded a gain of approximately $9.3 million related to the release from performance guarantees for various projects executed by our former Power Generation business. In addition, we reversed a $16.1 million loss contingency resulting from a favorable ruling in a lawsuit involving commercial nuclear contracts.

In the year ended December 31, 2015, we incurred $26.0 million of charges related to the spin-off of our former Power Generation business. We also incurred $16.6 million of charges related to restructuring activities. In addition, we recorded income related to litigation proceeds of $94.8 million, including pre- and post-judgment interest totaling $29.1 million.
In the year ended December 31, 2014, we incurred $0.2 million of charges related to the spin-off of our former Power Generation business. We also incurred $20.9 million of charges related to restructuring activities. In addition, we recorded a gain in other income of $14.2 million for the receipt and related fair value adjustment of the Centrus Energy Corp. ("Centrus") common stock and notes that we received in the bankruptcy settlement in exchange for our investment in USEC Inc. ("USEC").
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

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements we make in the following discussion, which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings "Cautionary Statement Concerning Forward-Looking Statements" and "Risk Factors" in Items 1 and 1A of Part I of this report.
GENERAL
We are a leading supplier of nuclear components and fuel to the U.S. Government; provide technical, management and site services to support governments in the operation of complex facilities and environmental remediation activities; and supply precision manufactured components, nuclear fuel and services for the commercial nuclear power industry. In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues. We are currently exploring growth strategies across our segments through acquisitions to expand and complement our existing businesses. We would expect to fund these opportunities with cash on hand or by raising additional capital through debt, equity or some combination thereof.
We operate in three reportable segments: Nuclear Operations, Technical Services and Nuclear Energy. Prior to 2015, our mPower business was considered a separate reportable segment; however, in accordance with FASB Topic Segment Reporting, this business no longer meets the quantitative threshold criteria and is now included in our "Other" category.
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
At the spin-off, we had outstanding performance guarantees for various projects executed by BWE in the normal course of business. These guarantees totaled $1,542 million and have expiration dates from 2015 to 2035. In February 2016, BWE notified us that we have been released from substantially all remaining performances guarantees. Accordingly, we reduced the outstanding liability and recorded a gain of approximately $9.3 million during the year ended December 31, 2016 as a component of other – net in our consolidated statement of income.
Outlook
Nuclear Operations
We expect the backlog of our Nuclear Operations segment of $3,485 million at December 31, 2016 to produce revenues of approximately $1,246 million in 2017, not including any change orders or new contracts that may be awarded during the year.
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
We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future. In addition, our Nuclear Operations segment could benefit if the U.S. Government implements recommendations by the U.S. Navy to increase the size of its fleet of ships to include additional submarines and/or aircraft carriers beyond the number included in the U.S. Navy's fiscal year 2016 long-range shipbuilding plan issued on April 3, 2015.
Technical Services
A significant portion of this segment’s operations are conducted through joint ventures, which typically earn fees, and we account for them following the equity method of accounting. See Note 4 to our consolidated financial statements included in this report for financial information on our equity method investments. As a result, this segment reports minimal backlog and revenues.
Given our specialized capabilities of full life-cycle management of special materials, facilities and technologies, we believe our Technical Services segment is well-positioned to continue to participate in the continuing cleanup, operation and management of critical government-owned nuclear sites, laboratories and manufacturing complexes maintained by the DOE, NASA and other federal agencies.
Nuclear Energy
We expect the backlog of our Nuclear Energy segment of $493 million at December 31, 2016 to produce revenues of approximately $197 million in 2017, not including any change orders or new contracts that may be awarded during the year. The revenues in this segment primarily depend on the demand and competitiveness of nuclear energy. The activity of this segment depends on the timing of maintenance outages primarily in the Canadian market and the cyclical nature of capital expenditures and major refurbishments for nuclear utility customers, which could cause variability in our financial results.
Our acquisition of NEC in December 2016 has also expanded our Nuclear Energy segment's product offerings to include nuclear fuel manufacturing and nuclear fuel handling equipment. This acquisition further strengthens the diversity of our service offerings and enhances our ability to support major life extension and refurbishment projects in the commercial nuclear industry.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe the following are our most critical accounting policies that we apply in the preparation of our financial statements. These policies require our most difficult, subjective and complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain.
Contracts and Revenue Recognition. We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours or a cost-to-cost method, as applicable to the product or activity involved. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress completion as a percentage of the total project. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report. In the years ended December 31, 2016, 2015 and 2014, we recognized net favorable changes in estimate related to long-term contracts accounted for on the percentage-of-completion basis that increased operating income by approximately $31.4 million, $18.6 million and $25.0 million, respectively.
For contracts as to which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these deferred profit recognition contracts, we recognize revenue and cost equally and only recognize gross margin when probable and reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical except to assure that no loss will be incurred as deferred profit recognition contracts. We did not enter into any contracts that we have accounted for as deferred profit recognition contracts during 2016, 2015 or 2014.
Our policy is to account for fixed-price contracts under the completed-contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. For example, if we have no experience in performing the type of work on a particular project and are unable to develop reasonably dependable estimates of total costs to complete, we would follow the completed-contract method of accounting for such projects. Generally, our management’s policy is not to enter into fixed-price contracts without an accurate estimate of cost to complete. However, it is possible that in the time between contract execution and the start of work on a project, we could lose confidence in our ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed-contract method of accounting for that project. Under the completed-contract method, income is recognized only when a contract is completed or substantially complete. We did not enter into any contracts that we have accounted for under the completed-contract method during 2016, 2015 or 2014.
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
We calculate the majority of our pension costs under both financial accounting standards ("FAS") in accordance with GAAP and cost accounting standards ("CAS") in accordance with the Federal Acquisition Regulation and the related U.S. Government Cost Accounting Standards. We have prepared our consolidated financial statements and segment reporting disclosures utilizing pension costs calculated under FAS. Pension costs calculated under CAS are utilized as the basis for recovery of pension costs on our U.S. Government contracts. For the years ended December 31, 2016, 2015 and 2014, our CAS pension costs attributed to U.S. Government contracts totaled $49.6 million, $57.7 million and $59.7 million, respectively. Pension costs calculated under CAS are recovered on a percentage-of-completion method on the underlying U.S. Government contracts. As a result, the amount of recoverable CAS pension costs recognized as revenue on an annual basis may differ from the amounts noted above. See further discussion of our accounting for contracts and revenue recognition above and in Note 1 to our consolidated financial statements included in this report.
Actual experience that differs from these assumptions or future changes in assumptions will affect our recognized benefit obligations and related costs. We immediately recognize net actuarial gains and losses into earnings in the fourth quarter as a component of net periodic benefit cost. Net actuarial gains and losses occur when actual experience differs from any of the various assumptions used to value our pension and postretirement benefit plans or when assumptions, which are revisited annually through our update of our actuarial valuations, change due to current market conditions or underlying demographic changes. The primary factors contributing to net actuarial gains and losses are changes in the discount rate used to value the obligations as of the measurement date each year, the difference between the actual return on plan assets and the expected return on plan assets and changes in health care cost trends. The effect of changes in the discount rate and expected rate of return on plan assets assumptions in combination with the actual return on plan assets can result in significant changes in our estimated pension and postretirement benefit cost and our consolidated financial condition. Additionally, in the year ended December 31, 2014, we adjusted our mortality assumption to reflect mortality improvements identified by the Society of Actuaries, adjusted for the Company’s experience. The impact of the change in this assumption caused a $70.9 million increase in our pension liability.

The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate, return on assets and health care cost trend rate on our FAS pension and postretirement benefit plan obligations and expense for the year ended December 31, 2016:

	.25% Increase	.25% Decrease
	(In millions)
Pension Plans
Discount Rate:
Effect on ongoing net periodic benefit cost (1)	$1.2	$(1.4)
Effect on projected benefit obligation	(43.1)	45.3
Return on Assets:
Effect on ongoing net periodic benefit cost	$(2.6)	$2.6
Postretirement Plans
Discount Rate:
Effect on ongoing net periodic benefit cost (1)	$0.1	$(0.1)
Effect on projected benefit obligation	(1.4)	1.5
Return on Assets:
Effect on ongoing net periodic benefit cost	$0.1	$(0.1)
Health Care Cost Trend Rate:
Effect on ongoing net periodic benefit cost	$0.1	$(0.1)
Effect on projected benefit obligation	1.6	(1.2)

(1)	Excludes effect of annual mark to market adjustment.
Beginning in the first quarter of 2016, we changed the method that we use to estimate the service and interest cost components of our net periodic benefit cost for our pension and postretirement benefit plans. Previously, we estimated interest and service cost utilizing a single weighted-average discount rate derived from the yield curve data used to measure the benefit obligation. Our new method for estimating service and interest cost is a spot rate approach, which utilizes duration specific spot rates from the yield curve that was utilized to measure the benefit obligation. We made this change to provide a more precise estimate of service and interest cost by improving the relationship of the discount rates utilized to measure our benefit obligation and the rates utilized to estimate service and interest cost. This change reduced service and interest cost for the year ended December 31, 2016 compared to our previous method by approximately $11 million. This change does not affect the measurement of our total pension and postretirement benefit obligations or our total net periodic benefit cost as the change in our service and interest cost is offset by our recognized net actuarial (gain) loss. We accounted for this change as a change in accounting estimate, which did not impact previously reported results.
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
We completed our annual review of goodwill for each of our reporting units for the year ended December 31, 2016, which indicated that we had no impairment of goodwill. The fair value of our reporting units was substantially in excess of carrying value.
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
We have completed our annual review of our indefinite lived intangible assets for the year ended December 31, 2016, which indicated that we had no impairment. The fair value of our indefinite lived intangible assets was substantially in excess of carrying value.
Asset Retirement Obligations and Environmental Clean-up Costs. We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility’s life, which is a requirement of our licenses from the NRC and the CNSC. In accordance with the FASB Topic Asset Retirement and Environmental Obligations, we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. In estimating fair value, we use present value of cash flows expected to be incurred in settling our obligations. To the extent possible, we perform a marketplace assessment of the cost and timing of performing the retirement activities. We apply a credit-adjusted risk-free interest rate to our expected cash flows in our determination of fair value. When we initially record such a liability, we capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of a liability, we will settle the obligation for its recorded amount or incur a gain or loss. This topic applies to environmental liabilities associated with assets that we currently operate and are obligated to remove from service. For environmental liabilities associated with assets that we no longer operate, we have accrued amounts based on the estimated costs of clean-up activities, net of the anticipated effect of any applicable cost-sharing arrangements. We adjust the estimated costs as further information develops or circumstances change. An exception to this accounting treatment relates to the work we perform for two facilities for which the U.S. Government is obligated to pay substantially all the decommissioning costs.
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
We would be subject to withholding taxes if we were to distribute earnings from certain foreign subsidiaries, and unrecognized deferred income tax liabilities, including withholding taxes, would be payable upon distribution of these earnings. We consider the earnings of our non-U.S. subsidiaries to be permanently reinvested.
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

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2016, 2015 and 2014
Selected financial highlights are presented in the table below:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
REVENUES:
Nuclear Operations	$1,269,272	$1,179,896	$1,220,952
Technical Services	97,219	83,807	84,834
Nuclear Energy	189,159	155,032	154,721
Other	—	—	278
Adjustments and Eliminations	(5,077)	(3,206)	(10,175)
	$1,550,573	$1,415,529	$1,450,610
OPERATING INCOME:
Nuclear Operations	$268,503	$257,400	$270,536
Technical Services	16,495	18,089	35,203
Nuclear Energy	38,484	1,669	(23,211)
Other	(6,398)	(13,949)	(68,946)
	$317,084	$263,209	$213,582
Unallocated Corporate	(26,353)	(25,747)	(26,249)
mPower Framework Agreement	(30,000)	—	—
Income Related to Litigation Proceeds	—	65,728	—
Special Charges for Restructuring Activities	—	(16,608)	(20,908)
Cost to Spin-off Power Generation Business	—	(25,987)	(161)
Mark to Market Adjustment	(21,468)	(54,654)	(141,139)
Total Operating Income	$239,263	$205,941	$25,125
Consolidated Results of Operations
Year Ended December 31, 2016 vs. 2015
Consolidated revenues increased 9.5%, or $135.0 million, to $1,550.6 million in the year ended December 31, 2016 compared to $1,415.5 million for the corresponding period of 2015, due to increases in revenues from our Nuclear Operations, Technical Services and Nuclear Energy segments totaling $89.4 million, $13.4 million and $34.1 million, respectively.
Consolidated operating income increased $33.3 million to $239.3 million in the year ended December 31, 2016 compared to $205.9 million for the corresponding period of 2015. Operating income in the Nuclear Energy segment increased $36.8 million due to increased revenue related to our Canadian nuclear service and equipment businesses and the reversal of a $16.1 million loss contingency that resulted from a favorable ruling in a lawsuit involving commercial nuclear contracts. We also experienced improvements in our Nuclear Operations and Other segments of $11.1 million and $7.6 million, respectively. These increases were offset by lower operating income in our Technical Services segment of $1.6 million, an increase in unallocated corporate expenses of $0.6 million and the recording of a $30.0 million charge related to the mPower Framework Agreement. During the year ended December 31, 2015, we recorded income of $65.7 million related to litigation proceeds, which was partially offset by special charges for restructuring activities totaling $16.6 million and costs to spin-off our former Power Generation business totaling $26.0 million. Operating income also includes actuarial gains and losses ("MTM charges") related to our pension and postretirement plans, which reflected non-cash (losses) of $(21.5) million and $(54.7) million in 2016 and 2015, respectively.
Year Ended December 31, 2015 vs. 2014
Consolidated revenues decreased 2.4%, or $35.1 million, to $1,415.5 million in the year ended December 31, 2015 compared to $1,450.6 million for the corresponding period of 2014 due primarily to a $46.4 million cumulative effect impact of a contract change order that was recorded by our Nuclear Operations segment during the year ended December 31, 2014.

Consolidated operating income increased $180.8 million to $205.9 million in the year ended December 31, 2015 compared to $25.1 million for the corresponding period of 2014. Operating income includes MTM charges related to our pension and postretirement plans, which reflected non-cash (losses) of $(54.7) million and $(141.1) million in 2015 and 2014, respectively. Operating income for the years ended December 31, 2015 and 2014 includes special charges for restructuring activities totaling $16.6 million and $20.9 million, respectively. In addition, operating income for the years ended December 31, 2015 and 2014 also includes costs to spin-off our former Power Generation business totaling $26.0 million and $0.2 million, respectively. Operating income for the year ended December 31, 2015 includes income related to litigation proceeds of $65.7 million. Operating income in our Nuclear Energy segment increased $24.9 million, primarily attributable to a $16.1 million loss resulting from an adverse jury verdict in the prior year. Operating income in our Other segment increased by $55.0 million due to slowing the pace of development related to the mPower program. These increases were partially offset by decreased operating income in our Nuclear Operations and Technical Services segments, which declined $13.1 million and $17.1 million, respectively.
Nuclear Operations

	Year Ended December 31,			Year Ended December 31,
	2016	2015	$ Change	2015	2014	$ Change
Revenues	$1,269,272	$1,179,896	$89,376	$1,179,896	$1,220,952	$(41,056)
Operating Income	268,503	257,400	11,103	257,400	270,536	(13,136)
% of Revenues	21.2%	21.8%		21.8%	22.2%
Year Ended December 31, 2016 vs. 2015
Revenues increased by 7.6%, or $89.4 million, to $1,269.3 million in the year ended December 31, 2016 compared to $1,179.9 million for the corresponding period of 2015. This increase was attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs, as well as our naval nuclear fuel and downblending operations.
Operating income increased $11.1 million to $268.5 million in the year ended December 31, 2016 compared to $257.4 million for the corresponding period of 2015. The operating income associated with the increases in revenue noted above was partially offset by an increase in overhead and selling, general and administrative expenses. We also experienced a benefit of $3.0 million from the settlement of a property-related insurance claim during the year ended December 31, 2015.
Year Ended December 31, 2015 vs. 2014
Revenues decreased by 3.4%, or $41.1 million, to $1,179.9 million in the year ended December 31, 2015 compared to $1,221.0 million for the corresponding period of 2014. This decrease in revenues is primarily attributable to a $46.4 million cumulative effect impact of a contract change order that was recorded during the year ended December 31, 2014. This change order continued to benefit segment revenue during 2015 by $17.3 million. Volumes associated with the manufacturing of nuclear components for U.S. Government businesses were higher in 2015 when compared to 2014.
Operating income decreased $13.1 million to $257.4 million in the year ended December 31, 2015 compared to $270.5 million in the corresponding period of 2014, primarily attributable to the change order discussed above that had a $20.6 million favorable impact on operating income in the prior year and continued to benefit 2015 by $9.6 million. Contract improvements in the prior year associated with our naval nuclear fuel and downblending operations resulted in an additional decline in operating income, which was partially offset by a $3.0 million benefit from the settlement of a property-related insurance claim during the year ended December 31, 2015.
Technical Services

	Year Ended December 31,			Year Ended December 31,
	2016	2015	$ Change	2015	2014	$ Change
Revenues	$97,219	$83,807	$13,412	$83,807	$84,834	$(1,027)
Operating Income	16,495	18,089	(1,594)	18,089	35,203	(17,114)

Year Ended December 31, 2016 vs. 2015
Revenues increased by 16.0%, or $13.4 million, to $97.2 million in the year ended December 31, 2016 compared to $83.8 million for the corresponding period of 2015. This increase was primarily attributable to higher activity at our Naval Reactor decommissioning and decontamination project.
Operating income decreased $1.6 million to $16.5 million in the year ended December 31, 2016 compared to $18.1 million for the corresponding period of 2015. This was primarily attributable to higher selling, general and administrative expenses of $2.5 million related to an increase in business development activities caused by the timing of bid and proposal activities, as well as expenses of $0.9 million associated with overhead reduction initiatives. These decreases were partially offset by the operating income impact of the revenue increase noted above as well as an increase in equity income of investees of $1.7 million.
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
Operating income decreased $17.1 million to $18.1 million in the year ended December 31, 2015 compared to $35.2 million for the corresponding period of 2014. This decrease was primarily attributable to the loss of the Pantex and Y-12 contracts in 2014, which resulted in a decrease in operating income of $21.6 million when compared to the prior year. In addition, the termination of our work scope for the American Centrifuge Program contributed $4.1 million to the decline in operating income. These declines were partially offset by improved fee performance at several of our other sites as well as favorable billing rate adjustments compared to the prior year.
Nuclear Energy

	Year Ended December 31,			Year Ended December 31,
	2016	2015	$ Change	2015	2014	$ Change
Revenues	$189,159	$155,032	$34,127	$155,032	$154,721	$311
Operating Income (Loss)	38,484	1,669	36,815	1,669	(23,211)	24,880
% of Revenues	20.3%	1.1%		1.1%	(15.0)%
Year Ended December 31, 2016 vs. 2015
Revenues increased by 22.0%, or $34.1 million, to $189.2 million in the year ended December 31, 2016 compared to $155.0 million for the corresponding period of 2015. This increase is attributable, in part, to our services business in Canada, which experienced a higher volume of outage projects, resulting in an increase in revenue of $24.7 million compared to the same period of the prior year. In addition, revenue in our nuclear equipment business increased $22.3 million, primarily due to steam generator design and manufacturing work associated with major life extension and refurbishment projects for the Canadian nuclear industry, as well as the China steam generator project. These increases were partially offset by a decline in service projects in the U.S. as well as the $5.0 million unfavorable impact of the translation of our Canadian dollar denominated contracts into U.S. dollars when compared to the year ended December 31, 2015.
Operating income increased $36.8 million to $38.5 million in the year ended December 31, 2016 compared to $1.7 million for the corresponding period of 2015. The increase in revenue associated with our Canadian nuclear service and equipment businesses noted above combined to increase operating income by $16.0 million. Lower selling, general and administrative expenses resulted in additional operating income improvements of $2.2 million when compared to the year ended December 31, 2015. Also included in operating income was $16.1 million related to the reversal of a loss contingency that resulted from a favorable ruling in a lawsuit involving commercial nuclear contracts.
Year Ended December 31, 2015 vs. 2014
Revenues of $155.0 million were relatively unchanged when compared to the prior year. The translation of our Canadian Dollar denominated contracts into U.S. Dollars had a $12.7 million negative impact on revenue when compared to the prior year. The disposal of our Nuclear Projects business in the second quarter of 2014 resulted in a decline in revenue of $7.3 million. These decreases were offset by an increase of $9.7 million attributable to our nuclear services business in Canada as well as increased activity in our nuclear equipment business of $8.7 million, which was driven largely by production work on a new steam generator manufacturing project announced in the third quarter of 2015.
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
Other

	Year Ended December 31,			Year Ended December 31,
	2016	2015	$ Change	2015	2014	$ Change
Revenues	$—	$—	$—	$—	$278	$(278)
Operating Income (Loss)	(6,398)	(13,949)	7,551	(13,949)	(68,946)	54,997
Year Ended December 31, 2016 vs. 2015
Operating income increased $7.6 million to a loss of $6.4 million in the year ended December 31, 2016 compared to a loss of $13.9 million for the corresponding period of 2015, due to the slowing of the pace of development related to our previously announced plans to restructure the mPower program. Research and development activities decreased $5.2 million and selling, general and administrative expenses also decreased $2.3 million compared to the year ended December 31, 2015.
Year Ended December 31, 2015 vs. 2014
Operating income increased $55.0 million to a loss of $13.9 million in the year ended December 31, 2015 compared to a loss of $68.9 million for the corresponding period of 2014, due to the slowing of the pace of development related to our previously announced plans to restructure the mPower program. Research and development activities related to the development of the BWXT mPower™ reactor decreased $71.2 million, which was partially offset by a $27.8 million decline in reimbursements under a Cooperative Agreement with the DOE under its Small Modular Reactor Licensing Technical Support Program. At this time, the latest extension to the Cooperative Agreement has expired and the DOE funding has been suspended. Selling, general and administrative expenses also decreased $10.7 million compared to the prior year primarily due to the restructuring of our mPower program to focus on technology development.
Unallocated Corporate
Unallocated corporate expenses increased $0.6 million to $26.4 million in the year ended December 31, 2016 compared to $25.7 million for the corresponding period of 2015. Unallocated corporate expenses for the year ended December 31, 2016 include $3.5 million associated with an executive reorganization, which resulted in the acceleration of previously granted equity awards and other expenses. In addition, we also incurred $1.6 million of costs associated with the acquisition of NEC, as well as higher levels of incentive compensation when compared to the year ended December 31, 2015. These additional expenses were more than offset by lower selling, general and administrative expenses resulting from the spin-off, which has allowed the Company to significantly reduce costs that were previously incurred to support a larger organization.
Unallocated corporate expenses of $25.7 million were largely unchanged for the year ended December 31, 2015, as compared to the corresponding period in 2014. Unallocated corporate expenses for the year ended December 31, 2015 include certain expenses that were incurred to manage and provide corporate support of a larger consolidated group prior to the spin-off of our former Power Generation business. General corporate overhead expenses that are not specifically identifiable with our former Power Generation business are reflected as part of continuing operations for the historical financial statements.
mPower Framework Agreement
On March 2, 2016, as a result of entering into the Framework Agreement, we have deconsolidated GmP from our financial statements as of the date of the Framework Agreement. We recorded a gain of approximately $13.6 million during the year ended December 31, 2016 related to the deconsolidation of GmP as a component of other – net in our consolidated statement of income. In addition, we also recorded a $30.0 million loss contingency pursuant to the terms of the Framework Agreement.
For additional information on the Framework Agreement, see Note 11 to our consolidated financial statements.
Income Related to Litigation Proceeds
In September 2015, we received a $94.8 million payment, inclusive of pre- and post-judgment interest totaling $29.1 million, in connection with a legal judgment. Operating income includes income related to these litigation proceeds of $65.7 million for the year ended December 31, 2015. See Note 11 to our consolidated financial statements included in this report for further information related to this legal judgment.
Special Charges for Restructuring Activities
Special charges for restructuring activities decreased $4.3 million to $16.6 million in the year ended December 31, 2015, as compared to $20.9 million in 2014, due to increased charges associated with our restructuring of our mPower program, offset by decreased charges related to our margin improvement program. All restructuring activities had reached substantial completion as of December 31, 2015, and we do not anticipate significant expenditures related to any of these initiatives.
Cost to Spin-off Power Generation Business
We incurred $26.0 million of costs related to the spin-off of our former Power Generation business in 2015. These charges consisted of $21.4 million in retention and severance-related costs, $2.4 million of facility costs and $2.2 million of professional services and other charges. We do not anticipate any further charges associated with the spin-off. See Note 3 to our consolidated financial statements included in this report for further information related to the spin-off.
Mark to Market Adjustment
We immediately recognize actuarial gains (losses) for our pension and postretirement benefit plans into earnings as a component of net periodic benefit cost. The effect of this adjustment on operating income was $(21.5) million in 2016, as compared to $(54.7) million in 2015. The mark to market loss recorded during the year ended December 31, 2016 was primarily due to a change in the weighted-average discount rate for our pension and postretirement benefit plans as well as the difference between actual and estimated participant data and demographic factors, including items such as retirement age and rates of termination, retirement and mortality.
The effect of the mark to market adjustment on operating income was $(54.7) million in 2015, as compared to $(141.1) million in 2014, which included a $70.9 million loss recognized in 2014 on the adoption of a new mortality assumption and a decline in discount rates. The mark to market loss recorded during the year ended December 31, 2015 was primarily related to the difference between the actual return on plan assets and the expected return.
Other Income Statement Items
Other – net increased $30.8 million to a gain of $25.7 million in the year ended December 31, 2016, as compared to a loss of $5.0 million for the corresponding period of 2015. During the year ended December 31, 2016, we recorded a gain of $13.6 million related to the deconsolidation of GmP. In addition, we were released from substantially all outstanding performance guarantees for various projects executed by our former Power Generation business prior to the spin-off, which resulted in a gain of $9.3 million. We also recognized a gain associated with a fair market value adjustment of our investment in Centrus of $1.6 million in the year ended December 31, 2016 compared to a $3.9 million loss on our investment in the year ended December 31, 2015 which included an other than temporary impairment of $2.1 million.
Other – net decreased $18.9 million to a loss of $5.0 million in the year ended December 31, 2015, as compared to a gain of $13.9 million for the corresponding period of 2014, primarily due to the receipt and related fair market value adjustment of Centrus shares and notes received on USEC’s emergence from bankruptcy in the year ended December 31, 2014 totaling $14.2 million. We subsequently recognized a $3.9 million loss on our investment in Centrus in the year ended December 31, 2015.
Net (Income) Loss Attributable to Noncontrolling Interest
Net (income) loss attributable to noncontrolling interest was largely unchanged in the year ended December 31, 2016 compared to 2015.

Net (income) loss attributable to noncontrolling interest decreased $7.9 million in the year ended December 31, 2015 compared to 2014, primarily attributable to a decline in recognition of our partner’s share of losses incurred in connection with BWXT mPower™ reactor development efforts as a result of the restructuring of the mPower program.
Provision for Income Taxes

	Year Ended December 31,
	2016	2015	2014
Income from Continuing Operations before Provision for Income Taxes and Noncontrolling Interest	$257,268	$221,065	$32,135
Provision for Income Taxes	73,656	80,416	1,691
Effective Tax Rate	28.6%	36.4%	5.3%
For the year ended December 31, 2016, our provision for income taxes decreased $6.8 million to $73.7 million, while income before provision for income taxes increased $36.2 million to $257.3 million. Our effective tax rate was approximately 28.6% for 2016, as compared to 36.4% for 2015. Our effective tax rate for 2016 was less than our statutory rate primarily due to the $13.6 million non-taxable gain recognized related to the deconsolidation of GmP, $2.4 million of additional tax benefits related to employee share-based payments due to our early adoption of the FASB update to the Topic Compensation – Stock Compensation (for additional information, see Note 1 to our consolidated financial statements included in this report), and a $7.5 million benefit for the change in our assertion regarding the undistributed earnings of our foreign operations. Of the $7.5 million benefit associated with the change in our assertion regarding the undistributed earnings of our foreign operations, approximately $3.9 million related to the foreign rate differential on current year undistributed earnings and approximately $3.6 million related to the reversal of deferred tax liabilities recorded for previously accrued taxes.
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
We are subject to U.S. federal tax at a statutory rate of 35% on our U.S. operations plus the applicable state income taxes on our profitable U.S. subsidiaries. Our non-U.S. earnings are predominantly generated in Canada and are subject to tax at a local statutory rate of approximately 25%.
See Note 6 to our consolidated financial statements included in this report for further information on income taxes including further discussion on the change to our assertion regarding the undistributed earnings of our foreign operations.
EFFECTS OF INFLATION AND CHANGING PRICES
Our financial statements are prepared in accordance with generally accepted accounting principles in the U.S., using historical U.S. dollar accounting ("historical cost"). Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the U.S. dollar, especially during times of significant and continued inflation.
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
LIQUIDITY AND CAPITAL RESOURCES
Our overall liquidity position, which we generally define as our unrestricted cash and investments plus amounts available for borrowings under our credit facility, remained strong in 2016. Our liquidity position at December 31, 2016 decreased by approximately $87.8 million to $394.3 million from $482.1 million at December 31, 2015, mainly due to the repurchase of common shares and the acquisition of NEC, partially offset by the cash generated from earnings. We experienced net cash generated from operations in each of the years ended December 31, 2016, 2015 and 2014. Typically, the fourth quarter has been the period of highest cash flows from operating activities because of the timing of payments received from the U.S. Government on accounts receivable retainages and cash dividends received from our joint ventures.
Credit Facility
On September 2, 2016, we entered into an amendment (the "Amendment") to our Credit Agreement dated May 11, 2015 with Bank of America, N.A., as administrative agent, and certain lenders and letter of credit issuers party thereto (collectively, the "Amended Credit Agreement"). Prior to the Amendment, our Credit Agreement provided for a five-year, senior secured revolving credit facility in an aggregate amount of up to $400 million, the full amount of which is available for the issuance of letters of credit, and a senior secured term loan facility of $300 million, which was drawn on June 30, 2015. The Amendment added a new U.S. dollar term loan facility in an aggregate principal amount of up to $112.5 million, which was drawn on September 16, 2016, and a new Canadian dollar term loan facility in an aggregate principal amount of up to the equivalent of $137.5 million U.S. dollars, which was drawn on December 12, 2016 (collectively, the "Incremental Term Loans"). All obligations under the Amended Credit Agreement are scheduled to mature on June 30, 2020. The proceeds of loans under the Amended Credit Agreement are available for working capital needs and other general corporate purposes.
The Amended Credit Agreement includes provisions for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $250 million for all additional term loans, revolving credit borrowings and letter of credit commitments.
The Amended Credit Agreement is (1) guaranteed by substantially all of our wholly owned domestic subsidiaries, excluding our captive insurance subsidiary, and (2) secured by first-priority liens on certain assets owned by us and the guarantors (other than the our subsidiaries comprising our Nuclear Operations and Technical Services segments).
The Amended Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. We began making quarterly amortization payments on the $300 million term loan in an amount equal to 1.25% of the aggregate principal amount in the first quarter of 2016. We began making quarterly amortization payments on the U.S. dollar term loan facility in an amount equal to 1.25% of the aggregate principal amount in the fourth quarter of 2016. We will be required to make quarterly amortization payments on the Canadian dollar term loan facility in an amount equal to 1.25% of the aggregate principal amount beginning in the first quarter of 2017. We may prepay all loans under the Amended Credit Agreement at any time without premium or penalty (other than customary Eurocurrency Rate breakage costs), subject to notice requirements.
The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the Amended Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At December 31, 2016, we were in compliance with all covenants set forth in the Amended Credit Agreement.
Outstanding loans under the Amended Credit Agreement bear interest at our option at either the Eurocurrency Rate plus a margin ranging from 1.25% to 1.75% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one-month Eurocurrency Rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 0.75% per year. We are charged a commitment fee on the unused portions of the revolving credit facility, and that fee varies between 0.15% and 0.25% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Amended Credit Agreement, and a letter of credit fee of between 0.75% and 1.05% per year is charged with respect to the amount of each performance letter of credit issued under the Amended Credit Agreement. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Upon the closing of the Credit Agreement and the subsequent Amendment, we paid certain upfront fees to the lenders thereunder, and paid arrangement and other fees to the arrangers and agents of the Amended Credit Agreement. At December 31, 2016, borrowings outstanding totaled $531.0 million and $0.0 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the Amended Credit Agreement totaled $154.9 million. As a result, we had $245.1 million available for borrowings or to meet letter of credit requirements as of December 31, 2016, excluding the additional $250 million available to us for term loan, revolving credit borrowings and letter of credit commitments. As of December 31, 2016, the weighted-average interest rate on outstanding borrowings under our Amended Credit Agreement was 2.08%.

Based on the current credit ratings of the Amended Credit Agreement, the applicable margin for Eurocurrency Rate loans is 1.375% for the term loan facility drawn June 30, 2015 and 1.375% for the Incremental Term Loans. The letter of credit fee for financial letters of credit is 1.375%, and the letter of credit fee for performance letters of credit is 0.825%. The commitment fee for unused portions of the revolving credit facility is 0.175%. The applicable interest rate at December 31, 2016 was 4.125% per year for the revolving credit facility. The Amended Credit Agreement does not have a floor for the base rate or the Eurocurrency Rate.
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
Other Arrangements
We have posted surety bonds to support contractual obligations to customers relating to certain projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety’s discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2016, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $19.7 million.
OTHER
Cash, Cash Equivalents, Restricted Cash and Investments
In the aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by approximately $24.3 million to $158.1 million at December 31, 2016 from $182.4 million at December 31, 2015, primarily due to the items discussed below. Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
	(In thousands)
Domestic	$92,680	$158,679
Foreign	65,449	23,733
Total	$158,129	$182,412
Our working capital decreased by $39.8 million to $253.7 million at December 31, 2016 from $293.5 million at December 31, 2015, attributable to the changes in cash and borrowings under our credit facility discussed below, which were partially offset by changes in net contracts in progress and advance billings due to the timing of project cash flows.
Our net cash provided by operating activities decreased by $95.3 million to $239.9 million in the year ended December 31, 2016, compared to cash provided by operating activities of $335.2 million in the year ended December 31, 2015. This decrease was largely attributable to changes in net contracts in progress and advance billings discussed above.
Our net cash used in investing activities increased by $107.8 million to $179.7 million in the year ended December 31, 2016, compared to cash used in investing activities of $71.9 million in the year ended December 31, 2015. The higher cash used in investing activities in 2016 was primarily attributable to the acquisition of NEC.

Our net cash used in financing activities decreased by $325.5 million to $88.9 million in the year ended December 31, 2016, compared to cash used in financing activities of $414.4 million in the year ended December 31, 2015. This decrease in net cash used in financing activities was primarily attributable to cash divested in connection with the spin-off of our former Power Generation business in the prior year. In addition, we repurchased $293.0 million common shares during 2016 and borrowed a net $233.6 million under our credit facility.
At December 31, 2016, we had restricted cash and cash equivalents totaling $9.0 million, $2.9 million of which was held for future decommissioning of facilities (which is included in other assets on our consolidated balance sheets) and $6.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At December 31, 2016, we had short-term and long-term investments with a fair value of $23.5 million. Our investment portfolio consists primarily of investments in corporate bonds, equities and highly liquid money market instruments. Our investments are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income.
Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next twelve months.
CONTRACTUAL OBLIGATIONS
Our cash requirements as of December 31, 2016 under current contractual obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt principal	$530,986	$27,370	$54,740	$448,876	$—
Interest payments	$53,836	$13,537	$32,026	$8,273	$—
Lease payments	$10,123	$3,746	$5,048	$1,329	$—
We expect cash requirements totaling approximately $24.5 million for contributions to our pension plans in 2017. In addition, we anticipate cash requirements totaling approximately $1.5 million for contributions to our other postretirement benefit plans in 2017.
Our contingent commitments under letters of credit, bank guarantees and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)
$ 174,546	$ 168,271	$ 2,280	$ 3,995	—

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
We have exposure to changes in interest rates on the Amended Credit Agreement (see Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources"). At December 31, 2016, we had $531.0 million in outstanding borrowings under this facility, which has a capacity of $931.0 million. We have no material future earnings or cash flow exposures from changes in interest rates on our other long-term debt obligations.
We have operations in foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange ("FX") rates or weak economic conditions in those foreign markets. In order to manage the risks associated with FX rate fluctuations, we attempt to hedge those risks with FX derivative instruments. Historically, we have hedged those risks with FX forward contracts. We do not enter into speculative derivative positions.
Interest Rate Sensitivity
The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

	Principal Amount by Expected Maturity (In thousands)
At December 31, 2016:								Fair Value at
	Years Ending December 31,							December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	2016
Investments	$12,218	—	$2,708	—	—	$5,401	$20,327	$23,530
Average Interest Rate	0.75%	—	8.00%	—	—	0.00%
Long-term Debt	$27,370	$27,370	$27,370	$448,876	—	—	$530,986	$522,804
Average Interest Rate	2.54%	3.07%	3.46%	3.66%	—	—

At December 31, 2015:								Fair Value at
	Years Ending December 31,							December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	2015
Investments	$2,773	—	—	$2,628	—	$5,974	$11,375	$9,546
Average Interest Rate	0.34%	—	—	8.00%	—	0.15%
Long-term Debt	$15,000	$15,000	$15,000	$15,000	$240,000	—	$300,000	$304,925
Average Interest Rate	2.32%	2.85%	3.17%	3.39%	3.57%	—
Exchange Rate Sensitivity
The following table provides information about our FX forward contracts outstanding at December 31, 2016 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average FX rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual FX rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands)
	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2017	December 31, 2016	Exchange Rate
Canadian Dollars	$22,817	$(402)	1.3185
U.S. Dollars (selling Canadian Dollars)	$5,732	$67	1.3267
Euro (selling Canadian Dollars)	$2,271	$(57)	1.4578

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of BWX Technologies, Inc.:
We have audited the accompanying consolidated balance sheets of BWX Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BWX Technologies, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.
/S/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 27, 2017

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2016	2015
	(In thousands)
Current Assets:
Cash and cash equivalents	$125,641	$154,729
Restricted cash and cash equivalents	6,130	15,364
Investments	14,517	3,476
Accounts receivable – trade, net	135,950	153,326
Accounts receivable – other	25,221	22,444
Contracts in progress	356,793	265,770
Other current assets	29,319	32,185
Total Current Assets	693,571	647,294
Property, Plant and Equipment	922,641	846,936
Less accumulated depreciation	622,955	578,092
Net Property, Plant and Equipment	299,686	268,844
Investments	9,013	6,070
Goodwill	210,788	168,434
Deferred Income Taxes	194,464	181,359
Investments in Unconsolidated Affiliates	42,854	32,088
Intangible Assets	114,748	58,328
Other Assets	14,691	12,981
TOTAL	$1,579,815	$1,375,398
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2016	2015
	(In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$27,370	$15,000
Accounts payable	99,983	74,130
Accrued employee benefits	81,793	67,603
Accrued liabilities – other	72,105	44,947
Advance billings on contracts	147,148	138,558
Accrued warranty expense	11,477	13,542
Total Current Liabilities	439,876	353,780
Long-Term Debt	497,724	278,259
Accumulated Postretirement Benefit Obligation	19,059	20,418
Environmental Liabilities	81,711	60,239
Pension Liability	357,049	358,512
Other Liabilities	33,986	24,555
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 124,149,609 and 122,813,135 shares at December 31, 2016 and December 31, 2015, respectively	1,241	1,228
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; no shares issued	—	—
Capital in excess of par value	22,018	22,732
Retained earnings	885,117	739,350
Treasury stock at cost, 24,858,809 and 17,515,757 shares at December 31, 2016 and December 31, 2015, respectively	(762,169)	(498,346)
Accumulated other comprehensive income	3,811	752
Stockholders’ Equity – BWX Technologies, Inc.	150,018	265,716
Noncontrolling interest	392	13,919
Total Stockholders’ Equity	150,410	279,635
TOTAL	$1,579,815	$1,375,398
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except share and per share amounts)
Revenues	$1,550,573	$1,415,529	$1,450,610
Costs and Expenses:
Cost of operations	1,074,529	1,027,437	1,153,034
Research and development costs	6,407	10,537	54,751
Losses (gains) on asset disposals and impairments, net	(43)	382	(671)
Selling, general and administrative expenses	216,486	207,761	230,377
mPower framework agreement	30,000	—	—
Income related to litigation proceeds	—	(65,728)	—
Special charges for restructuring activities	—	16,608	20,908
Costs to spin-off the Power Generation business	—	25,987	161
Total Costs and Expenses	1,327,379	1,222,984	1,458,560
Equity in Income of Investees	16,069	13,396	33,075
Operating Income	239,263	205,941	25,125
Other Income (Expense):
Interest income	651	30,331	233
Interest expense	(8,393)	(10,181)	(7,087)
Other – net	25,747	(5,026)	13,864
Total Other Income (Expense)	18,005	15,124	7,010
Income from continuing operations before provision for income taxes and noncontrolling interest	257,268	221,065	32,135
Provision for Income Taxes	73,656	80,416	1,691
Income from continuing operations before noncontrolling interest	183,612	140,649	30,444
Income (loss) from discontinued operations, net of tax	—	(9,203)	(8,987)
Net Income	$183,612	$131,446	$21,457
Net (Income) Loss Attributable to Noncontrolling Interest	(555)	19	7,931
Net Income Attributable to BWX Technologies, Inc.	$183,057	$131,465	$29,388
Amounts Attributable to BWX Technologies, Inc.’s Common Shareholders:
Income from continuing operations, net of tax	$183,057	$140,774	$38,740
Income (loss) from discontinued operations, net of tax	—	(9,309)	(9,352)
Net Income Attributable to BWX Technologies, Inc.	$183,057	$131,465	$29,388
Earnings per Common Share:
Basic:
Income from continuing operations	$1.79	$1.32	$0.36
Income (loss) from discontinued operations	—	(0.09)	(0.09)
Net Income Attributable to BWX Technologies, Inc.	$1.79	$1.23	$0.27
Diluted:
Income from continuing operations	$1.76	$1.31	$0.36
Income (loss) from discontinued operations	—	(0.09)	(0.09)
Net Income Attributable to BWX Technologies, Inc.	$1.76	$1.22	$0.27
Shares used in the computation of earnings per share (Note 19):
Basic	102,471,788	106,703,145	108,477,262
Diluted	103,840,738	107,583,022	108,761,092
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net Income	$183,612	$131,446	$21,457
Other Comprehensive Income (Loss):
Currency translation adjustments	(909)	(12,483)	(26,905)
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $(209), $1,786, and $824, respectively	598	(5,122)	(2,360)
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $86, $(1,487), and $(559), respectively	(250)	4,230	1,610
Benefit obligations:
Unrecognized losses arising during the period, net of tax benefit of $606, $381 and $511, respectively	(1,125)	(733)	(840)
Recognition of benefit plan costs, net of tax benefit of $(566), $(581) and $(1,547), respectively	1,064	1,096	3,681
Investments:
Unrealized gains arising during the period, net of tax provision of $(62), $(4) and $(75), respectively	3,788	7	136
Reclassification adjustment for gains included in net income, net of tax provision of $57, $124 and $61, respectively	(107)	(221)	(111)
Other Comprehensive Income (Loss)	3,059	(13,226)	(24,789)
Total Comprehensive Income (Loss)	186,671	118,220	(3,332)
Comprehensive (Income) Loss Attributable to Noncontrolling Interest	(555)	(6)	7,968
Comprehensive Income Attributable to BWX Technologies, Inc.	$186,116	$118,214	$4,636
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
		(In thousands, except share and per share amounts)
Balance December 31, 2013	120,536,910	$1,205	$747,189	$656,916	$28,348	$(268,971)	$1,164,687	$18,254	$1,182,941
Net income	—	—	—	29,388	—	—	29,388	(7,931)	21,457
Dividends declared ($0.40 per share)	—	—	—	(43,815)	—	—	(43,815)	—	(43,815)
Currency translation adjustments	—	—	—	—	(26,868)	—	(26,868)	(37)	(26,905)
Derivative financial instruments	—	—	—	—	(750)	—	(750)	—	(750)
Defined benefit obligations	—	—	—	—	2,841	—	2,841	—	2,841
Available-for-sale investments	—	—	—	—	25	—	25	—	25
Exercise of stock options	193,595	2	4,748	—	—	—	4,750	—	4,750
Contributions to thrift plan	436,246	4	13,721	—	—	—	13,725	—	13,725
Shares placed in treasury	—	—	—	—	—	(155,019)	(155,019)	—	(155,019)
Stock-based compensation charges	437,581	5	9,735	—	—	—	9,740	—	9,740
Contribution of in-kind services	—	—	—	—	—	—	—	5,831	5,831
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(620)	(620)
Balance December 31, 2014	121,604,332	$1,216	$775,393	$642,489	$3,596	$(423,990)	$998,704	$15,497	$1,014,201
Net income	—	—	—	131,465	—	—	131,465	(19)	131,446
Dividends declared ($0.32 per share)	—	—	—	(34,604)	—	—	(34,604)	—	(34,604)
Currency translation adjustments	—	—	—	—	(12,508)	—	(12,508)	25	(12,483)
Derivative financial instruments	—	—	—	—	(892)	—	(892)	—	(892)
Defined benefit obligations	—	—	—	—	363	—	363	—	363
Available-for-sale investments	—	—	—	—	(214)	—	(214)	—	(214)
Exercise of stock options	345,745	4	7,711	—	—	—	7,715	—	7,715
Contributions to thrift plan	149,753	1	4,530	—	—	—	4,531	—	4,531
Shares placed in treasury	—	—	—	—	—	(74,356)	(74,356)	—	(74,356)
Stock-based compensation charges	713,305	7	26,340	—	—	—	26,347	—	26,347
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(464)	(464)
Spin-off of Power Generation Business	—	—	(791,242)	—	10,407	—	(780,835)	(1,120)	(781,955)
Balance December 31, 2015	122,813,135	$1,228	$22,732	$739,350	$752	$(498,346)	$265,716	$13,919	$279,635
Net income	—	—	—	183,057	—	—	183,057	555	183,612
Dividends declared ($0.36 per share)	—	—	—	(37,290)	—	—	(37,290)	—	(37,290)
Currency translation adjustments	—	—	—	—	(909)	—	(909)	—	(909)
Derivative financial instruments	—	—	—	—	348	—	348	—	348
Defined benefit obligations	—	—	—	—	(61)	—	(61)	—	(61)
Available-for-sale investments	—	—	—	—	3,681	—	3,681	—	3,681
Exercise of stock options	912,683	9	19,978	—	—	—	19,987	—	19,987
Shares placed in treasury	—	—	(40,000)	—	—	(263,823)	(303,823)	—	(303,823)
Stock-based compensation charges	423,791	4	15,922	—	—	—	15,926	—	15,926
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(511)	(511)
Deconsolidation of Generation mPower LLC	—	—	—	—	—	—	—	(13,571)	(13,571)
Other	—	—	3,386	—	—	—	3,386	—	3,386
Balance December 31, 2016	124,149,609	$1,241	$22,018	$885,117	$3,811	$(762,169)	$150,018	$392	$150,410
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$183,612	$131,446	$21,457
Non-cash items included in net income from continuing operations:
Depreciation and amortization	50,554	78,621	105,798
Income of investees, net of dividends	(1,017)	1,947	18,763
Losses on asset disposals and impairments	(43)	26,441	12,543
Gain on deconsolidation of Generation mPower LLC	(13,571)	—	—
Impairment of investments	—	2,140	—
Gain on exchange of USEC investment	—	—	(18,647)
In-kind research and development costs	—	—	5,831
Provision for (benefit from) deferred taxes	(7,231)	(38,493)	(95,697)
Recognition of (gains) losses for pension and postretirement plans	22,940	54,105	244,136
Stock-based compensation and thrift plan expense	15,371	31,699	23,461
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	28,570	40,094	(50,080)
Accounts payable	19,549	(23,985)	(81,044)
Contracts in progress and advance billings on contracts	(60,473)	57,174	(98,400)
Income taxes	13,216	(6,991)	(1,259)
Accrued and other current liabilities	18,542	(5,533)	18,557
Pension liability, accrued postretirement benefit obligation and employee benefits	(21,057)	(32,877)	(37,103)
Other, net	(9,112)	19,369	12,358
NET CASH PROVIDED BY OPERATING ACTIVITIES	239,850	335,157	80,674
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash and cash equivalents	9,234	3,595	(8,552)
Purchases of property, plant and equipment	(52,634)	(68,335)	(76,029)
Acquisition of businesses, net of cash acquired	(117,780)	—	(127,703)
Purchase of intangible assets	—	—	(722)
Purchases of securities	(18,648)	(13,466)	(23,622)
Sales and maturities of securities	9,261	6,456	40,725
Proceeds from asset disposals	43	63	997
Investments, net of return of capital, in equity method investees	(9,165)	(200)	(4,900)
NET CASH USED IN INVESTING ACTIVITIES	(179,689)	(71,887)	(199,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	—	—	(4,539)
Borrowings under short-term arrangements	—	—	2,967
Borrowings under Credit Agreement	539,500	177,350	1,156,100
Repayments under Credit Agreement	(305,906)	(177,350)	(856,100)
Payment of debt issuance costs	(682)	(4,893)	(5,473)
Repurchase of common shares	(292,997)	(69,747)	(149,774)
Dividends paid to common shareholders	(37,370)	(34,479)	(43,469)
Exercise of stock options	18,323	7,319	4,604
Cash paid for shares withheld to satisfy employee taxes	(9,254)	(4,597)	(5,161)
Cash divested in connection with spin-off of Power Generation business	—	(307,562)	—
Other	(511)	(464)	(305)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(88,897)	(414,423)	98,850
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(352)	(7,087)	(12,865)
TOTAL DECREASE IN CASH AND CASH EQUIVALENTS	(29,088)	(158,240)	(33,147)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	154,729	312,969	346,116
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$125,641	$154,729	$312,969
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,512	$6,647	$6,061
Income taxes (net of refunds)	$66,291	$117,753	$74,734
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$8,724	$6,741	$7,219
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the consolidated financial statements of BWX Technologies, Inc. ("BWXT") in U.S. dollars in accordance with accounting principles generally accepted in the United States ("GAAP").
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at December 31, 2016 and for the year ended December 31, 2016. We present the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.
Unless the context otherwise indicates, "we," "us" and "our" mean BWXT and its consolidated subsidiaries.
Spin-off
On June 30, 2015, we completed the spin-off of our former Power Generation business (the "spin-off") into an independent, publicly traded company named Babcock & Wilcox Enterprises, Inc. ("BWE"). The separation was effected through a pro rata distribution of 100% of BWE's common stock to BWXT's stockholders. The distribution of BWE common stock consisted of one share of BWE common stock for every two shares of BWXT common stock to holders of our common stock on the record date of June 18, 2015. Cash was paid in lieu of any fractional shares of BWE common stock. Following the spin-off, BWXT did not retain any ownership interest in BWE. Prior to June 30, 2015, we completed an internal restructuring that reorganized the subsidiaries involved in our former Power Generation business and established BWE as the direct or indirect parent company of those subsidiaries. Concurrent with the spin-off, The Babcock & Wilcox Company was renamed BWX Technologies, Inc. The results of operations of our former Power Generation business are presented as discontinued operations on the condensed consolidated statements of income. See Note 3 for further information regarding the spin-off of BWE.
Reportable Segments
We operate in three reportable segments: Nuclear Operations, Technical Services and Nuclear Energy. Our former Power Generation business is now reported as discontinued operations. Prior to 2015, our mPower business was a separate reportable segment and is now included in our "Other" category. Our reportable segments are further described as follows:

•
Our Nuclear Operations segment engineers, designs and manufactures naval nuclear reactors for the U.S. Department of Energy ("DOE")/National Nuclear Security Administration's ("NNSA") Naval Nuclear Propulsion Program, which in turn supplies them to the U.S. Navy for use in submarines and aircraft carriers. Through this segment, we own and operate manufacturing facilities located in Lynchburg, Virginia; Mount Vernon, Indiana; Euclid, Ohio; Barberton, Ohio; and Erwin, Tennessee. The Barberton and Mount Vernon locations specialize in the design and manufacture of heavy components inclusive of development and fabrication activities for submarine missile launch tubes. The Euclid facility fabricates electro-mechanical equipment for the U.S. Government, and performs design, manufacturing, inspection, assembly and testing activities. The Lynchburg operations fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. Fuel for the naval nuclear reactors is provided by Nuclear Fuel Services, Inc. ("NFS"), one of our wholly owned subsidiaries. Located in Erwin, Tennessee, NFS also converts Cold War-era government stockpiles of highly enriched uranium into material suitable for further processing into commercial nuclear reactor fuel.

•
Our Technical Services segment provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided to the DOE including the NNSA, the Office of Nuclear Energy, the Office of Science, and the Office of Environmental Management; the Department of Defense and NASA. Through this segment, we deliver products and management solutions to nuclear operations and high-consequence manufacturing facilities. A significant portion of this segment's operations are conducted through joint ventures.

•
Our Nuclear Energy segment supplies commercial nuclear steam generators and components to nuclear utility customers. BWXT has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. This segment is the only heavy nuclear component manufacturer in North America that is N-Stamp certified by the American Society of Mechanical Engineers. Our Nuclear Energy segment fabricates pressure vessels, reactors, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development and metallurgy and materials engineering. In addition, this segment offers services for nuclear steam generators and balance of plant equipment, as well as nondestructive examination and tooling/repair solutions for other plant systems and components. This segment also offers engineering and licensing services for new nuclear plant designs.

On December 16, 2016, our subsidiary BWXT Canada Ltd. acquired the outstanding stock of the GE Hitachi Nuclear Energy Canada Inc. ("GEH-C") joint venture for CAD 157.9 million ($117.8 million U.S. Dollar equivalent), subject to customary working capital, cash and debt adjustments, which was renamed BWXT Nuclear Energy Canada Inc. ("NEC"). NEC is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems and replacement components for CANDU reactors and has approximately 350 employees. NEC operates two facilities licensed by the Canadian Nuclear Safety Commission ("CNSC") to fabricate natural uranium fuel in Peterborough and Toronto, Ontario, Canada as well as a third facility in Arnprior, Ontario, Canada. NEC expands our current commercial nuclear products and services portfolio and allows us to leverage our technology-based competencies in offering new products and services related to plant life extensions as well as the ongoing maintenance of nuclear power generation equipment and is reported within our Nuclear Energy segment. For additional information on the acquisition of NEC, see Note 2 to our consolidated financial statements.
For financial information about our segments, see Note 17 to our consolidated financial statements.
Deconsolidation of Generation mPower LLC
On March 2, 2016, we entered into a framework agreement with Bechtel Power Corporation ("Bechtel"), BWXT Modular Reactors, LLC and BDC NexGen Power, LLC for the potential restructuring and restart of our mPower small modular reactor program (the "Framework Agreement"). As a result of entering into the Framework Agreement, we have deconsolidated Generation mPower LLC ("GmP") from our financial statements as of the date of the Framework Agreement. We recorded a gain of approximately $13.6 million during the year ended December 31, 2016 related to the deconsolidation of GmP as a component of other – net in our consolidation statement of income. In addition, we also recorded a $30.0 million loss contingency pursuant to the terms of the Framework Agreement.
For additional information on the Framework Agreement, see Note 11 to our consolidated financial statements.
Use of Estimates
We use estimates and assumptions to prepare our financial statements in conformity with GAAP. Some of our more significant estimates include our estimate of costs to complete long-term construction contracts, estimates of the fair value of acquired intangible assets, estimates of costs to be incurred to satisfy contractual warranty requirements, and estimates we make in selecting assumptions related to the valuations of our pension and postretirement plans, including the selection of our discount rates, mortality and expected rates of return on our pension plan assets. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates. Variances could result in a material effect on our financial condition and results of operations in future periods.
Earnings Per Share
We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. We issue a number of forms of stock-based compensation periodically, including incentive and non-qualified stock options, restricted stock, restricted stock units and performance shares and performance units, subject to satisfaction of specific performance goals. We include the shares applicable to these plans in dilutive earnings per share when related performance criteria have been met.
Investments
Our investment portfolio consists primarily of highly liquid money market instruments, bonds and equities. Our investments are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income. We classify investments available for current operations in the consolidated balance sheets as current assets, while we classify investments held for long-term purposes as non-current assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other – net. The cost of securities sold is based on the specific identification method. We include interest on securities in interest income.
Foreign Currency Translation
We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income. We report foreign currency transaction gains and losses in income. We have included in other – net transaction gains (losses) of $0.4 million, $(1.7) million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

The following represent the components of our contracts in progress and advance billings on contracts included in our consolidated balance sheets:

	December 31,
	2016	2015
	(In thousands)
Included in Contracts in Progress:
Costs incurred less costs of revenue recognized	$76,763	$36,029
Revenues recognized less billings to customers	280,030	229,741
Contracts In Progress	$356,793	$265,770
Included In Advance Billings on Contracts:
Billings to customers less revenues recognized	$162,833	$209,957
Costs incurred less costs of revenue recognized	(15,685)	(71,399)
Advance Billings on Contracts	$147,148	$138,558
The following amounts represent retainages on contracts:

	December 31,
	2016	2015
	(In thousands)
Retainages expected to be collected within one year	$74,452	$97,577
Retainages expected to be collected after one year	1,674	1,740
Total retainages	$76,126	$99,317
We have included retainages expected to be collected in 2017 in accounts receivable – trade, net. Retainages expected to be collected after one year are included in other assets. Of the long-term retainages at December 31, 2016, we anticipate collecting $0.3 million in 2018 and $1.4 million in 2019.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income included in stockholders' equity are as follows:

	December 31,
	2016	2015
	(In thousands)
Currency translation adjustments	$6,911	$7,820
Net unrealized loss on derivative financial instruments	(340)	(688)
Unrecognized prior service cost on benefit obligations	(6,392)	(6,331)
Net unrealized gain (loss) on available-for-sale investments	3,632	(49)
Accumulated other comprehensive income	$3,811	$752

The amounts reclassified out of accumulated other comprehensive income by component and the affected consolidated statements of income line items are as follows:

	December 31,
	2016	2015	2014
Accumulated Other Comprehensive Income Component Recognized	(In thousands)			Line Item Presented
Realized (loss) gain on derivative financial instruments	$(30)	$455	$683	Revenues
	366	(6,259)	(2,798)	Cost of operations
	336	(5,804)	(2,115)	Total before tax
	(86)	1,492	546	Provision for Income Taxes
	$250	$(4,312)	$(1,569)	Net Income
Amortization of prior service cost on benefit obligations	$(1,601)	$(1,508)	$(2,975)	Cost of operations
	(29)	(35)	(1,795)	Selling, general and administrative expenses
	(1,630)	(1,543)	(4,770)	Total before tax
	566	501	1,362	Provision for Income Taxes
	$(1,064)	$(1,042)	$(3,408)	Net Income
Realized gains on investments	$164	$343	$172	Other – net
	(57)	(123)	(61)	Provision for Income Taxes
	$107	$220	$111	Net Income
Total reclassification for the period	$(707)	$(5,134)	$(4,866)
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
The following summarizes the changes in the carrying amount of accrued warranty expense:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of period	$13,542	$15,889	$17,469
Additions	1,192	1,223	1,268
Acquisition of NEC	282	—	—
Expirations and other changes (1)	(3,631)	(2,551)	(2,342)
Payments	(20)	(130)	(20)
Translation	112	(889)	(486)
Balance at end of period	$11,477	$13,542	$15,889

(1)	Includes discounts provided to customers in satisfaction of warranty obligations totaling $1.2 million in each of the years ended December 31, 2016, 2015 and 2014.
Asset Retirement Obligations and Environmental Clean-up Costs
We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's life, which is a requirement of our licenses from the U.S. Nuclear Regulatory Commission ("NRC") and the CNSC. In accordance with the FASB Topic Asset Retirement and Environmental Obligations, we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When we initially record such a liability, we capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of a liability, we will settle the obligation for its recorded amount or incur a gain or loss. This topic applies to environmental liabilities associated with assets that we currently operate and are obligated to remove from service. For environmental liabilities associated with assets that we no longer operate, we have accrued amounts based on the estimated costs of clean-up activities for which we are responsible, net of any cost-sharing arrangements. We adjust the estimated costs as further information develops or circumstances change. An exception to this accounting treatment relates to the work we perform for two facilities for which the U.S. Government is obligated to pay substantially all of the decommissioning costs.
Substantially all of our asset retirement obligations relate to the remediation of our nuclear analytical laboratory and the NFS facility in our Nuclear Operations segment as well as the facilities operated by NEC. The following table reflects our asset retirement obligations:

	December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of period	$50,514	$47,811	$44,771
Costs incurred	(141)	—	—
Additions/adjustments	—	832	418
Acquisition of NEC	18,505	—	—
Accretion	3,148	2,158	2,622
Distributed in connection with the spin-off	—	(287)	—
Translation	(127)	—	—
Balance at end of period	$71,899	$50,514	$47,811
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
Research and development activities totaled $40.1 million, $38.2 million and $124.3 million in the years ended December 31, 2016, 2015 and 2014, respectively. This includes amounts paid for by our customers of $33.7 million, $27.7 million and $41.7 million, in the years ended December 31, 2016, 2015 and 2014, respectively, and DOE funds provided under the Funding Program of $27.8 million in the year ended December 31, 2014.
During the year ended December 31, 2014, we recognized $5.8 million of non-cash in-kind research and development costs (included above) related to services contributed by our minority partner to GmP, our majority-owned subsidiary formed in 2011 to oversee the program to develop the small modular nuclear power plant based on BWXT mPower™ technology.
Pension Plans and Postretirement Benefits
We sponsor various defined benefit pension and postretirement plans covering certain employees of our U.S. and Canadian subsidiaries. We utilize actuarial valuations to calculate the cost and benefit obligations of our pension and postretirement benefits. The actuarial valuations utilize significant assumptions in the determination of our benefit cost and obligations, including assumptions regarding discount rates, expected returns on plan assets, mortality and health care cost trends. We determine our discount rate based on a yield curve comprised of rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension and postretirement plan obligations. The expected rate of return on plan assets assumption is based on capital market assumptions of the long-term expected returns for the investment mix of assets currently in the portfolio. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the classes within the total asset portfolio. Expected health care cost trends represent expected annual rates of change in the cost of health care benefits and are estimated based on analysis of health care cost inflation. For the year ended December 31, 2014, we adjusted the mortality assumption for our domestic plans to reflect mortality improvements identified by the Society of Actuaries, adjusted for BWXT's experience.

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
We recognize the funded status of each plan as either an asset or a liability in the consolidated balance sheets. The funded status is the difference between the fair value of plan assets and the present value of its benefit obligation, determined on a plan-by-plan basis. Our pension plan assets can include assets that are difficult to value. See Note 8 for a detailed description of our plan assets.
Income Taxes
Income tax expense for federal, foreign, state and local income taxes are calculated on pre-tax income based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess deferred taxes and the adequacy of the valuation allowance on a quarterly basis. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of provision for income taxes on our consolidated statements of income.
We would be subject to withholding taxes if we were to distribute earnings from certain foreign subsidiaries, and unrecognized deferred income tax liabilities, including withholding taxes, would be payable upon distribution of these earnings. We consider the earnings of our non-U.S. subsidiaries to be permanently reinvested.
Inventories
We carry our inventory at the lower of cost or market. At December 31, 2016 and 2015, we had inventories totaling $7.7 million and $7.3 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment
We carry our property, plant and equipment at depreciated cost, less any impairment provisions. We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 33 years for buildings and three to 14 years for machinery and equipment. Our depreciation expense was $48.4 million, $55.3 million and $72.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.
Property, plant and equipment is stated at cost and is set forth below:

	December 31,
	2016	2015
	(In thousands)
Land	$8,596	$8,589
Buildings	156,848	146,028
Machinery and equipment	697,896	635,394
Property under construction	59,301	56,925
	922,641	846,936
Less accumulated depreciation	622,955	578,092
Net Property, Plant and Equipment	$299,686	$268,844

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
Goodwill
Goodwill represents the excess of the cost of our acquired businesses over the fair value of the net assets acquired. We perform testing of goodwill for impairment annually. We may elect to perform a qualitative test when we believe that there is sufficient excess fair value over carrying value based on our most recent quantitative assessment, adjusted for relevant events and circumstances that could affect fair value during the current year. If we conclude based on this assessment that it is more likely than not that the reporting unit is not impaired, we do not perform a quantitative impairment test. In all other circumstances, we utilize a two-step quantitative impairment test to identify potential goodwill impairment and measure the amount of any goodwill impairment. The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.
The following summarizes the changes in the carrying amount of goodwill:

	Nuclear Operations	Technical Services	Nuclear Energy	Total
	(In thousands)
Balance at December 31, 2014	$110,939	$45,000	$13,975	$169,914
Translation	—	—	(1,480)	(1,480)
Balance at December 31, 2015	$110,939	$45,000	$12,495	$168,434
Acquisition of NEC (Note 2)	—	—	42,532	42,532
Translation	—	—	(178)	(178)
Balance at December 31, 2016	$110,939	$45,000	$54,849	$210,788
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

Our intangible assets are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Amortized intangible assets:
Gross cost:
Customer relationships	$29,679	$20,790	$20,790
CNSC class 1B nuclear facility license	24,444	—	—
Acquired backlog	12,592	—	—
Favorable operating lease	8,222	—	—
Unpatented technology	8,104	4,400	4,400
Tradename	1,500	1,500	1,500
Patented technology	741	—	—
All other	2,200	2,200	2,200
Total	$87,482	$28,890	$28,890
Accumulated amortization:
Customer relationships	$(10,415)	$(9,313)	$(8,224)
CNSC class 1B nuclear facility license	(34)	—	—
Acquired backlog	(209)	—	—
Favorable operating lease	(16)	—	—
Unpatented technology	(3,750)	(3,312)	(2,872)
Tradename	(1,275)	(1,125)	(975)
Patented technology	(3)	—	—
All other	(862)	(642)	(422)
Total	$(16,564)	$(14,392)	$(12,493)
Net amortized intangible assets	$70,918	$14,498	$16,397
Unamortized intangible assets:
NRC category 1 license	$43,830	$43,830	$43,830
The following summarizes the changes in the carrying amount of intangible assets:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of period	$58,328	$60,227	$63,270
Acquisition of NEC	58,999	—	—
Amortization expense	(2,174)	(1,899)	(3,043)
Translation	(405)	—	—
Balance at end of period	$114,748	$58,328	$60,227
Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Year Ended December 31,	Amount
2017	$9,780
2018	$9,163
2019	$3,385
2020	$3,385
2021	$3,385

Deferred Debt Issuance Costs
We have included deferred debt issuance costs in the balance sheet as a direct deduction from the carrying amount of our debt liability. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of period	$6,741	$9,921	$6,502
Additions	712	4,893	5,473
Interest expense – debt issuance costs	(1,561)	(1,852)	(2,054)
Distributed in connection with the spin-off	—	(6,221)	—
Balance at end of period	$5,892	$6,741	$9,921
Capitalization of Interest Cost
We capitalize interest in accordance with FASB Topic Interest. We incurred total interest of $9.1 million, $10.9 million and $8.9 million in the years ended December 31, 2016, 2015 and 2014, respectively, of which we capitalized $0.7 million, $0.7 million and $1.8 million in the years ended December 31, 2016, 2015 and 2014, respectively.
Cash and Cash Equivalents and Restricted Cash
Our cash equivalents are highly liquid investments with maturities of three months or less when we purchase them.
We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2016, we had restricted cash and cash equivalents totaling $9.0 million, $2.9 million of which was held for future decommissioning of facilities (which is included in other assets on our consolidated balance sheets) and $6.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
Derivative Financial Instruments
Our Canadian operations give rise to exposure to market risks from changes in foreign currency exchange ("FX") rates. We use derivative financial instruments, primarily FX forward contracts, to reduce the impact of changes in FX rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts that are denominated in currencies other than our operating entities' functional currencies. We do not hold or issue derivative financial instruments for trading or other speculative purposes.
We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets and defer the related gains and losses in stockholders' equity as a component of accumulated other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value and any portion excluded from the assessment of effectiveness is immediately recognized in other – net on our consolidated statements of income. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other – net in our consolidated statements of income.
Self-Insurance
We have a wholly owned insurance subsidiary that provides employer's liability, general and automotive liability and workers' compensation insurance and, from time to time, builder's risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in other liabilities on our consolidated balance sheets are reserves for self-insurance totaling $7.2 million and $6.9 million at December 31, 2016 and 2015, respectively.

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
Stock-Based Compensation
We expense stock-based compensation in accordance with FASB Topic Compensation – Stock Compensation. Under this topic, the fair value of equity-classified awards, such as restricted stock, performance shares and stock options, is determined on the date of grant and is not remeasured. The fair value of liability-classified awards, such as cash-settled stock appreciation rights, restricted stock units and performance units, is determined on the date of grant and is remeasured at the end of each reporting period through the date of settlement. Grant date fair values for restricted stock, restricted stock units, performance shares and performance units are determined using the closing price of our common stock on the date of grant. Grant date fair values for stock options and stock appreciation rights are determined using a Black-Scholes option-pricing model ("Black-Scholes"). The determination of the fair value of a share-based payment award using an option-pricing model requires the input of significant assumptions, such as the expected life of the award and stock price volatility.
Under the provisions of this FASB topic, we recognize expense for all share-based awards granted on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. This topic requires compensation expense to be recognized such that compensation expense is recorded only for those awards expected to vest. As a result, we periodically review the amount of actual forfeitures and record any adjustments deemed necessary each reporting period. We also recognize excess tax benefits in our provision for income taxes. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised and other equity-classified awards.
Additionally, this FASB topic amended FASB Topic Statement of Cash Flows to require excess tax benefits to be classified along with other income tax cash flows as an operating activity. In addition, cash flows related to employee taxes paid for withheld shares are classified as a financing activity.
See Note 10 for a further discussion of stock-based compensation.
Recently Adopted Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued an update to the Topic Interest – Imputation of Interest. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, rather than recognizing debt issuance costs as an asset. On January 1, 2016, we adopted this update, which required retrospective application and resulted in the reclassification of $6.7 million of unamortized debt issuance costs related to the Company's Credit Agreement from other non-current assets to a reduction in long-term debt within the consolidated balance sheet as of December 31, 2015. Other than reclassification within the balance sheet, the adoption of this update had no further impact on our financial position, results of operations or cash flows.
In March 2016, the FASB issued an update to the Topic Compensation – Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax reporting implications, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We early adopted this update in the quarter ended December 31, 2016, which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption.

The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than capital in excess of par value for all periods in the year ended December 31, 2016. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effect of these changes are required to be recorded.
Additionally, we have elected to change the manner in which we account for forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. Previously, we would recognize expense, net of an estimated forfeiture rate, for all share-based awards granted on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. In conjunction with the early adoption of this Topic, we will now record forfeitures as they occur.
We elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented, which resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of $0.4 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of $4.6 million and $5.2 million for the years ended December 31, 2015 and 2014, respectively.
Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than capital in excess of par value of $0.8 million, $1.7 million and $2.3 million for the three, six and nine months ended March 31, 2016, June 30, 2016 and September 30, 2016, respectively, and impacted our previously reported quarterly results for fiscal year 2016 as follows:

	Three Months Ended		Six Months Ended		Nine Months Ended
	March 31, 2016		June 30, 2016		September 30, 2016
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
	(Unaudited)
	(In thousands, except share and per share amounts)
Condensed Consolidated Statements of Income:
Provision for income taxes	$16,230	$15,390	$46,590	$44,855	$66,622	$64,328
Net income	$48,791	$49,631	$106,268	$108,003	$146,771	$149,065
Basic earnings per share	$0.47	$0.48	$1.02	$1.04	$1.42	$1.44
Basic weighted-average shares outstanding	104,364,141	104,364,141	103,945,872	103,945,872	103,542,578	103,542,578
Diluted earnings per share	$0.46	$0.47	$1.01	$1.02	$1.40	$1.42
Diluted weighted-average shares outstanding	105,762,919	105,867,948	105,290,974	105,419,583	104,799,178	104,941,720

Condensed Consolidated Statements of Cash Flows:
Net cash provided by (used in) operating activities	$(18,265)	$(12,803)	$62,642	$73,015	$81,138	$92,474
Net cash provided by (used in) financing activities	$(55,612)	$(61,074)	$(91,555)	$(101,928)	$(151,244)	$(162,580)

	March 31, 2016		June 30, 2016		September 30, 2016
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
	(Unaudited)
	(In thousands)
Condensed Consolidated Balance Sheets:
Capital in excess of par value	$36,408	$35,568	$49,384	$47,649	$16,171	$13,877
Retained earnings	$778,689	$779,529	$826,737	$828,472	$857,841	$860,135
New Accounting Standards
In May 2014, the FASB issued the Topic Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in the Topic Revenue Recognition and most industry specific guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied, as well as new, expanded disclosures.
In August 2015, the FASB deferred the effective date of this amendment until 2018. The FASB has also issued numerous technical corrections and improvements to update its guidance, which will become effective upon adoption. The update may be adopted either retrospectively to each prior period or as a cumulative-effect adjustment on the date of adoption.
We commenced our assessment of the standard and have developed a project plan to guide the implementation. This plan includes analyzing the standard's impact on our contract portfolio, comparing current accounting policies and practices to the requirements of the new standard and identifying potential differences from applying the requirements of the new standard to our contracts. While this assessment continues, we have not yet selected a transition method nor have we yet determined the effect of the standard on our financial statements.
In July 2015, the FASB issued an update to the Topic Inventory. This update requires reporting entities measuring inventories under the first-in, first-out or average cost methods to measure inventory at the lower of cost or net realizable value, where net realizable value is "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." Inventory was previously required to be measured at the lower of cost or market value, where the measurement of market value had several potential outcomes. This update will be effective for us in 2017. We do not expect the adoption of this update to have a material impact on our financial statements.
In February 2016, the FASB issued an update to the Topic Leases, which supersedes the lease reporting requirements in Topic Leases (previously "FAS 13"). This update requires that a lessee recognize on its balance sheet the assets and liabilities for all leases with lease terms of more than 12 months, along with additional qualitative and quantitative disclosures. The effect of leases in a consolidated statement of income and a consolidated statement of cash flows is expected to be largely unchanged. Accounting by lessors was not significantly impacted by this update. This update will be effective for us in 2019, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our financial statements.
In October 2016, the FASB issued an update to the Topic Statement of Cash Flows. This update clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Restricted cash will now be included in the cash and cash equivalent balances in the statement of cash flows. Reconciliations between the balance sheet and the statement of cash flows, along with additional disclosures if certain criteria are met, are now required as well. This ASU is applicable to us and will be effective for interim periods beginning in 2018, with early adoption permitted. This update will affect the presentation of restricted cash and cash equivalents on the statement of cash flows, but will otherwise not have a material impact to our financial statements.
NOTE 2 – ACQUISITIONS
GE Hitachi Nuclear Energy Canada Inc. Acquisition
On December 16, 2016, our subsidiary BWXT Canada Ltd. acquired the outstanding stock of the GE Hitachi Nuclear Energy Canada Inc. ("GEH-C") joint venture for CAD 157.9 million ($117.8 million U.S. Dollar equivalent), subject to customary working capital, cash and debt adjustments, which was renamed BWXT Nuclear Energy Canada Inc. ("NEC"). NEC is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems and replacement components for CANDU reactors and has approximately 350 employees. NEC operates two facilities licensed by the CNSC to fabricate natural uranium fuel in Peterborough and Toronto, Ontario, Canada as well as a third facility in Arnprior, Ontario, Canada. NEC expands our current commercial nuclear products and services portfolio and allows us to leverage our technology-based competencies in offering new products and services related to plant life extensions as well as the ongoing maintenance of nuclear power generation equipment and is reported within our Nuclear Energy segment.

The purchase price of the acquisition has been allocated among assets acquired and liabilities assumed at preliminary estimates of fair value based on information currently available, with the excess purchase price recorded as goodwill. Our preliminary purchase price allocation, as follows, is subject to change upon receipt of additional information and completion of further analysis, including, but not limited to, finalization of valuations related to asset retirement obligations as well as long-lived and intangible assets:

NEC
(In thousands)
Accounts receivable – trade	$15,659
Accounts receivable – other	1,359
Contracts in progress	21,597
Other current assets	159
Property, plant and equipment	24,346
Goodwill	42,532
Intangible assets	58,999
Total assets acquired	$164,651
Accounts payable	$3,922
Accrued employee benefits	1,965
Accrued liabilities – other	3,097
Accrued warranty expense	282
Accumulated postretirement benefit obligation	5,695
Environmental liabilities	18,505
Pension liability	1,054
Other liabilities	12,351
Total liabilities assumed	$46,871
Net assets acquired	$117,780
Amount of tax deductible goodwill	$—
The preliminary intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
CNSC class 1B nuclear facility license	$24,614	30 years
Backlog	$12,680	2 years
Customer relationships	$8,951	14 years
Favorable operating lease	$8,279	20 years
Unpatented technology	$3,729	15 years
Patented technology	$746	11 years
Our consolidated financial statements for the year ended December 31, 2016 includes $2.9 million of revenues and $(0.7) million of net income (loss) related to NEC operations occurring from the acquisition date to December 31, 2016. Additionally, the following unaudited pro forma financial information presents our results of operations for the years ended December 31, 2016 and 2015 had the acquisition of NEC occurred on January 1, 2015. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2015. This information is presented for comparative purposes only and should not be taken as representative of our future consolidated results of operations.

	Year Ended December 31,
	2016	2015
	(In thousands)
Revenues	$1,630,069	$1,513,768
Net Income Attributable to BWX Technologies, Inc.	$182,074	$129,112
Basic Earnings per Common Share	$1.78	$1.21
Diluted Earnings per Common Share	$1.75	$1.20

The unaudited pro forma results include the following pre-tax adjustments to the historical results presented above:

•
Increase in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of approximately $7.7 million and $8.3 million for the years ended December 31, 2016 and 2015, respectively.

•	Elimination of historical interest income of approximately $0.4 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively.

•
Additional interest expense associated with the incremental borrowings that would have been incurred to acquire NEC as of January 1, 2015 of approximately $2.1 million and $2.5 million for the years ended December 31, 2016 and 2015, respectively.

•	Additional accretion associated with asset retirement obligations of approximately $1.5 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively.

•	Additional depreciation expense associated with the fair value adjustment of property, plant and equipment of approximately $1.0 million for the years ended December 31, 2016 and 2015.

•	Elimination of $6.8 million in acquisition related costs recognized in the year ended December 31, 2016 that are not expected to be recurring.
NOTE 3 – DISCONTINUED OPERATIONS
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
At the spin-off, we had outstanding performance guarantees for various projects executed by BWE in the normal course of business. These guarantees totaled $1,542 million and had expiration dates from 2015 to 2035. In February 2016, BWE notified us that we have been released from substantially all remaining performances guarantees. Accordingly, we reduced the outstanding liability and recorded a gain of approximately $9.3 million during the year ended December 31, 2016 as a component of other – net in our consolidated statement of income.
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
Financial Information
The following table presents selected financial information regarding the results of operations of our former Power Generation business through June 30, 2015 with certain tax related adjustments made during the six month period ended December 31, 2015:

	Year Ended December 31,
	2015	2014
	(In thousands)
Revenues	$830,234	$1,472,409
Costs and Expenses:
Cost of operations	665,558	1,256,342
Research and development costs	8,480	18,483
Losses on asset disposals and impairments, net	8,963	1,752
Selling, general and administrative expenses (1)	108,911	206,175
Special charges for restructuring activities	7,666	20,183
Costs to spin-off	34,358	5,902
Total Costs and Expenses	833,936	1,508,837
Equity in Income (Loss) of Investees	(1,104)	8,681
Operating Income (Loss)	(4,806)	(27,747)
Other Income (Loss)	(1,693)	1,078
Income (Loss) before Provision for Income Taxes	(6,499)	(26,669)
Provision for (Benefit from) Income Taxes	2,704	(17,682)
Net Income (Loss)	(9,203)	(8,987)
Net Income Attributable to Noncontrolling Interest	(106)	(365)
Income (Loss) from Discontinued Operations	$(9,309)	$(9,352)

(1)
Included in selling, general and administrative expenses are allocations of corporate administrative expenses of $28.0 million and $55.8 million for the years ended December 31, 2015 and 2014, respectively.

We incurred approximately $66.5 million in total spin-off related costs, which includes approximately $29.8 million for professional services and $23.1 million of retention and severance-related charges. The majority of the remaining costs relate to the separation of our facilities and related infrastructure inclusive of information technology systems. Income from discontinued operations for the year ended December 31, 2015 includes $34.4 million of these charges, and included in continuing operations are spin-off costs of $26.0 million for the year ended December 31, 2015. A total of $6.1 million was recognized in the year ended December 31, 2014.
Following the completion of the spin-off on June 30, 2015, there were no assets or liabilities remaining from our former Power Generation business.

The following table presents selected financial information regarding cash flows of our former Power Generation business that are included in the condensed consolidated statements of cash flows:

	Year Ended December 31,
	2015	2014
	(In thousands)
Non-cash items included in net income (loss):
Depreciation and amortization	$21,458	$30,661
Income (loss) of investees, net of dividends	$(2,293)	$(8,726)
Losses on asset disposals and impairments, net	$10,544	$5,989
Purchases of property, plant and equipment	$11,494	$15,449
Nuclear Projects Business Disposition
In the first quarter of 2014, we announced that we would exit our Nuclear Energy segment’s Nuclear Projects business as it had lower margins and higher financial risks. Run-off operations for remaining projects were completed during the quarter ended June 30, 2014. Income (loss) before provision for income taxes for the Nuclear Projects business was $(4.5) million in the year ended December 31, 2014.
As of December 31, 2015, there were no assets or liabilities remaining from the Nuclear Projects business.
In accordance with FASB Topic Presentation of Financial Statements – Discontinued Operations, the results of operations of the Nuclear Projects business have been classified as continuing operations within the consolidated financial statements.
NOTE 4 – EQUITY METHOD INVESTMENTS
We have investments in entities that we account for using the equity method. The undistributed earnings of our equity method investees were $8.1 million and $6.4 million at December 31, 2016 and 2015, respectively.
Summarized below is combined balance sheet and income statement information for investments accounted for under the equity method:

	December 31,
	2016	2015
	(In thousands)
Current assets	$233,546	$217,205
Total Assets	$233,546	$217,205
Current liabilities	$119,633	$138,982
Owners’ equity	113,913	78,223
Total Liabilities and Owners’ Equity	$233,546	$217,205

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Revenues	$693,441	$624,756	$1,463,678
Gross profit	$38,858	$33,397	$72,094
Net Income	$38,862	$33,406	$72,104
Reimbursable costs recorded in revenues by the unconsolidated joint ventures in our Technical Services segment totaled $671.0 million, $583.5 million and $1,386.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
On January 8, 2013, we were notified that our joint venture, Nuclear Production Partners, LLC, was not selected to lead the NNSA’s combined Management and Operating contract for the Y-12 National Security Complex and Pantex Plant. Subsequently, we filed multiple protests with the Government Accountability Office in relation to the selection decision. On February 27, 2014, we received notification that our latest protest was dismissed. The transition of these facilities to the new contractor was completed on June 30, 2014, and is the primary cause of the decline in our equity method income for the periods ended December 31, 2016 and 2015.
Income taxes for the investees are the responsibility of the respective owners. Accordingly, no provision for income taxes has been recorded by the investees.
Reconciliation of net income per combined income statement information of our investees to equity in income of investees per our consolidated statements of income is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Equity income based on stated ownership percentages	$16,480	$14,011	$34,700
All other adjustments due to amortization of basis differences, timing of GAAP adjustments and other adjustments	(411)	(615)	(1,625)
Equity in income of investees	$16,069	$13,396	$33,075
Our transactions with unconsolidated affiliates were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Sales to	$24,870	$18,458	$17,156
Dividends received	$15,052	$13,050	$43,112
Capital contributions, net of returns	$9,165	$200	$—
NOTE 5 – SPECIAL CHARGES FOR RESTRUCTURING ACTIVITIES
In 2014, we began certain initiatives aimed at driving margin improvement in our Nuclear Energy segment. As of June 30, 2015, these initiatives were substantially complete. In the year ended December 31, 2015, we incurred $0.7 million of expenses related to employee termination benefits and facility consolidation. In the year ended December 31, 2014, we incurred $9.9 million of expenses related to this project, including $3.4 million of expenses related to employee termination benefits and $6.5 million of expenses related to facility consolidation.
In the year ended December 31, 2015, we also incurred $15.9 million of expenses related to the restructuring of our mPower program, consisting primarily of asset impairments as a result of the significant adverse changes in the business prospects of the mPower program. In the year ended December 31, 2014, we also incurred $10.6 million of expenses related to the restructuring of our mPower program, including $7.3 million of expenses related to employee termination benefits, $3.0 million of expenses related to consulting and administrative costs and $0.3 million of expenses related to facility consolidation.
Additionally, we incurred expenses related to employee termination benefits totaling $0.4 million for the year ended December 31, 2014 related to restructuring of our Technical Services segment.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Liability balance at the beginning of the period	$901	$4,967	$5,148
Special charges for restructuring activities (1)	—	610	17,152
Payments	(610)	(4,352)	(16,967)
Translation and other	(10)	(324)	(366)
Liability balance at the end of the period	$281	$901	$4,967

(1)	Excludes non-cash charges of $16.0 million and $3.8 million for the years ended December 31, 2015 and 2014, respectively, which did not impact the restructuring liability.
At December 31, 2016, unpaid restructuring charges totaled $0.3 million for employee termination benefits. All restructuring programs were substantially complete as of June 30, 2015.

NOTE 6 – INCOME TAXES
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
With the spin-off of our former Power Generation business in the second quarter of 2015, we began recognizing our consolidated income tax provision based on the U.S. federal statutory rate of 35% due to the presumed repatriation of our Canadian earnings. With the acquisition of NEC in the fourth quarter of 2016, we now believe that we have sufficient evidence to support indefinite foreign reinvestment, and therefore, for the year ending December 31, 2016, we are asserting that any undistributed foreign earnings are indefinitely reinvested. With this change, we have recorded our current year Canadian tax provision based on the Canadian local statutory rate of approximately 25%.
We are currently under audit by various state and international authorities. With few exceptions, we do not have any returns under examination for years prior to 2012.
We apply the provisions of FASB Topic Income Taxes regarding the treatment of uncertain tax positions. A reconciliation of unrecognized tax benefits (exclusive of interest and federal/state benefit) is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of period	$2,222	$8,597	$4,943
Increases based on tax positions taken in the current year	—	185	868
Increases based on tax positions taken in the prior years	—	—	3,396
Decreases based on tax positions taken in the prior years	—	(134)	(260)
Decreases due to settlements with tax authorities	(571)	(5,934)	(350)
Decreases due to lapse of applicable statute of limitation	—	(492)	—
Balance at end of period	$1,651	$2,222	$8,597
The unrecognized tax benefits balance of $1.7 million (exclusive of interest and federal/state benefit) at December 31, 2016 would reduce our effective tax rate if recognized.
We believe that, within the next 12 months, it is reasonably possible that our previously unrecognized tax benefits could decrease by $0.9 million.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Pension liability	$129,603	$131,652
Accrued warranty expense	3,868	4,540
Accrued vacation pay	9,892	8,764
Accrued liabilities for self-insurance (including postretirement health care benefits)	7,663	8,654
Accrued liabilities for executive and employee incentive compensation	20,670	17,529
Environmental and products liabilities	34,798	20,861
Investments in joint ventures and affiliated companies	15,067	17,518
Long-term contracts	10,039	15,414
State tax net operating loss carryforward	5,573	4,142
Tax credit carryforward	160	170
Other	9,373	8,442
Total deferred tax assets	246,706	237,686
Valuation allowance for deferred tax assets	(17,226)	(17,752)
Deferred tax assets	229,480	219,934
Deferred tax liabilities:
Property, plant and equipment	10,249	8,242
Long-term contracts	11,920	9,849
Intangibles	35,920	21,698
Other	—	2,612
Total deferred tax liabilities	58,089	42,401
Net deferred tax assets	$171,391	$177,533
Income from continuing operations before provision for income taxes was as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
U.S.	$215,572	$211,285	$50,617
Other than U.S.	41,696	9,780	(18,482)
Income before provision for income taxes	$257,268	$221,065	$32,135

The components of income tax provision from continuing operations are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current:
U.S. – federal	$73,383	$95,854	$60,662
U.S. – state and local	3,068	3,498	9,376
Other than U.S.	4,436	(2,170)	(5,833)
Total current	80,887	97,182	64,205
Deferred:
U.S. – federal	(12,665)	(25,981)	(58,235)
U.S. – state and local	222	3,423	(5,167)
Other than U.S.	5,212	5,792	888
Total deferred	(7,231)	(16,766)	(62,514)
Provision for income taxes	$73,656	$80,416	$1,691
The following is a reconciliation of the income tax provision related to continuing operations from the U.S. statutory federal tax rate (35%) to the consolidated effective tax rate:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory (benefit) rate	35.0%	35.0%	35.0%
State and local income taxes	0.8%	3.3%	5.9%
Foreign rate differential	(1.5)%	(0.4)%	5.3%
Foreign operations	(1.4)%	1.7%	(1.8)%
Tax credits	—%	—%	(3.6)%
Dividends and deemed dividends from affiliates	—%	—%	(18.3)%
Valuation allowances	0.3%	1.6%	(16.6)%
Uncertain tax positions	(0.1)%	(1.1)%	2.0%
Non-deductible expenses	0.8%	0.4%	7.7%
Manufacturing deduction	(2.6)%	(2.9)%	(23.9)%
Minority interest	(1.9)%	0.3%	6.4%
Other	(0.8)%	(1.5)%	7.2%
Effective tax rate	28.6%	36.4%	5.3%
At December 31, 2016, we had a valuation allowance of $17.2 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.
The following is an analysis of our valuation allowance for deferred tax assets:

	Beginning Balance	Charges To Costs and Expenses	Charged To Other Accounts	Ending Balance
	(In thousands)
Year Ended December 31, 2016	$(17,752)	(760)	1,286	$(17,226)
Year Ended December 31, 2015	$(14,239)	(3,513)	—	$(17,752)
Year Ended December 31, 2014	$(19,585)	5,346	—	$(14,239)
We have state net operating losses of $8.5 million ($5.5 million net of federal tax benefit) available to offset future taxable income in various states. Our state net operating loss carryforwards begin to expire in the year 2018. We are carrying a valuation allowance of $7.4 million ($4.8 million net of federal tax benefit) against the deferred tax asset related to the state loss carryforwards.
We would be subject to withholding taxes if we were to distribute earnings from certain foreign subsidiaries. For the year ended December 31, 2016, the undistributed earnings of these subsidiaries were approximately $52.6 million. Unrecognized deferred income tax liabilities, including withholding taxes, of approximately $9.5 million would be payable upon the distribution of these earnings. All of our foreign earnings are considered permanently reinvested.
NOTE 7 – LONG-TERM DEBT
Our long-term debt consists of the following:

	December 31,
	2016	2015
	(In thousands)
Secured Debt:
Revolving Credit Facility	$—	$—
Term Loan	285,000	300,000
Incremental Term Loans	245,986	—
Less: Amounts due within one year	27,370	15,000
Long-term debt, gross	503,616	285,000
Less: Deferred debt issuance costs	5,892	6,741
Long-term debt	$497,724	$278,259
Maturities of long-term debt during the five years subsequent to December 31, 2016 are as follows: 2017 – $27.4 million; 2018 – $27.4 million; 2019 – $27.4 million; 2020 – $448.8 million; and 2021 – $0.0 million.
Credit Facility
On September 2, 2016, we entered into an amendment (the "Amendment") to our Credit Agreement dated May 11, 2015 with Bank of America, N.A., as administrative agent, and certain lenders and letter of credit issuers party thereto (collectively, the "Amended Credit Agreement"). Prior to the Amendment, our Credit Agreement provided for a five-year, senior secured revolving credit facility in an aggregate amount of up to $400 million, the full amount of which is available for the issuance of letters of credit, and a senior secured term loan facility of $300 million, which was drawn on June 30, 2015. The Amendment added a new U.S. dollar term loan facility in an aggregate principal amount of up to $112.5 million, which was drawn on September 16, 2016, and a new Canadian dollar term loan facility in an aggregate principal amount of up to the equivalent of $137.5 million U.S. dollars, which was drawn on December 12, 2016 (collectively, the "Incremental Term Loans"). All obligations under the Amended Credit Agreement are scheduled to mature on June 30, 2020. The proceeds of loans under the Amended Credit Agreement are available for working capital needs and other general corporate purposes.
The Amended Credit Agreement includes provisions for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $250 million for all additional term loans, revolving credit borrowings and letter of credit commitments.
The Amended Credit Agreement is (1) guaranteed by substantially all of our wholly owned domestic subsidiaries, excluding our captive insurance subsidiary, and (2) secured by first-priority liens on certain assets owned by us and the guarantors (other than the our subsidiaries comprising our Nuclear Operations and Technical Services segments).
The Amended Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. We began making quarterly amortization payments on the $300 million term loan in an amount equal to 1.25% of the aggregate principal amount in the first quarter of 2016. We began making quarterly amortization payments on the U.S. dollar term loan facility in an amount equal to 1.25% of the aggregate principal amount in the fourth quarter of 2016. We will be required to make quarterly amortization payments on the Canadian dollar term loan facility in an amount equal to 1.25% of the aggregate principal amount beginning in the first quarter of 2017. We may prepay all loans under the Amended Credit Agreement at any time without premium or penalty (other than customary Eurocurrency Rate breakage costs), subject to notice requirements.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the Amended Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At December 31, 2016, we were in compliance with all covenants set forth in the Amended Credit Agreement.
Outstanding loans under the Amended Credit Agreement bear interest at our option at either the Eurocurrency Rate plus a margin ranging from 1.25% to 1.75% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one-month Eurocurrency Rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.25% to 0.75% per year. We are charged a commitment fee on the unused portions of the revolving credit facility, and that fee varies between 0.15% and 0.25% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Amended Credit Agreement, and a letter of credit fee of between 0.75% and 1.05% per year is charged with respect to the amount of each performance letter of credit issued under the Amended Credit Agreement. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Upon the closing of the Credit Agreement and the subsequent Amendment, we paid certain upfront fees to the lenders thereunder, and paid arrangement and other fees to the arrangers and agents of the Amended Credit Agreement. At December 31, 2016, borrowings outstanding totaled $531.0 million and $0.0 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the Amended Credit Agreement totaled $154.9 million. As a result, we had $245.1 million available for borrowings or to meet letter of credit requirements as of December 31, 2016, excluding the additional $250 million available to us for term loan, revolving credit borrowings and letter of credit commitments. As of December 31, 2016, the weighted-average interest rate on outstanding borrowings under our Amended Credit Agreement was 2.08%.
Based on the current credit ratings of the Amended Credit Agreement, the applicable margin for Eurocurrency Rate loans is 1.375% for the term loan facility drawn June 30, 2015 and 1.375% for the Incremental Term Loans. The letter of credit fee for financial letters of credit is 1.375%, and the letter of credit fee for performance letters of credit is 0.825%. The commitment fee for unused portions of the revolving credit facility is 0.175%. The applicable interest rate at December 31, 2016 was 4.125% per year for the revolving credit facility. The Amended Credit Agreement does not have a floor for the base rate or the Eurocurrency Rate.
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
Other Arrangements
We have posted surety bonds to support contractual obligations to customers relating to certain projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety’s discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2016, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $19.7 million.

NOTE 8 – PENSION PLANS AND POSTRETIREMENT BENEFITS
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
Effective December 31, 2015, benefit accruals for salaried employees covered by and continuing to accrue service and salary adjusted benefits under our major U.S. and Canadian defined benefit qualified pension plans ceased. Furthermore, effective January 1, 2016, we began making service-based, cash contributions to a defined contribution plan for those employees impacted by the plan freeze.
Effective January 1, 2012, a defined contribution component was adopted applicable to BWXT Canada, Ltd. (the "Canadian Plans"). Any employee with less than two years of continuous service as of December 31, 2011 was enrolled in the defined contribution component of the Canadian Plans as of January 1, 2012 or upon the completion of six months of continuous service, whichever is later. These and future employees will not be eligible to enroll in the defined benefit component of the Canadian Plans. Additionally, during the third quarter of 2014, benefit accruals under certain hourly Canadian pension plans were ceased with an effective date of January 1, 2015. This amendment to the Canadian Plans is reflected as a curtailment in 2014.
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

Obligations and Funded Status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2016	2015	2016	2015
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$1,565,905	$1,652,271	$62,788	$73,484
Service cost	7,358	23,562	575	690
Interest cost	54,860	63,867	2,201	2,600
Plan participants' contributions	75	84	606	629
Amendments	1,731	1,737	—	(623)
Acquisition	1,054	—	5,695	—
Settlements and curtailments	(2,606)	(8,416)	—	—
Actuarial loss (gain)	28,108	(45,970)	(5,469)	(8,371)
Transfers	—	(14,568)	—	(2,046)
Foreign currency exchange rate changes	3,376	(23,081)	174	(979)
Benefits paid	(88,275)	(83,581)	(3,576)	(2,596)
Benefit obligation at end of period	$1,571,586	$1,565,905	$62,994	$62,788
Change in plan assets:
Fair value of plan assets at beginning of period	$1,209,814	$1,343,918	$41,219	$41,751
Actual return on plan assets	83,168	(18,819)	3,059	84
Plan participants' contributions	75	84	606	629
Company contributions	12,293	12,872	1,399	1,346
Settlements	(2,606)	(8,407)	—	—
Transfers	—	(13,154)	—	—
Foreign currency exchange rate changes	3,390	(23,099)	—	—
Benefits paid	(88,275)	(83,581)	(3,570)	(2,591)
Fair value of plan assets at the end of period	1,217,859	1,209,814	42,713	41,219
Funded status	$(353,727)	$(356,091)	$(20,281)	$(21,569)
Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$(3,171)	$(2,902)	$(1,222)	$(1,151)
Accumulated postretirement benefit obligation	—	—	(19,059)	(20,418)
Pension liability	(356,380)	(357,163)	—	—
Prepaid pension	5,824	3,974	—	—
Accrued benefit liability, net	$(353,727)	$(356,091)	$(20,281)	$(21,569)
Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost (credit)	$11,782	$12,019	$(2,188)	$(2,491)
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$1,438,979	$1,435,815	N/A	N/A
Accumulated benefit obligation	$1,438,503	$1,435,815	$62,994	$62,788
Fair value of plan assets	$1,079,428	$1,075,749	$42,713	$41,219
Plans with plan assets in excess of accumulated benefit obligation:
Projected benefit obligation	$132,607	$130,090	N/A	N/A
Accumulated benefit obligation	$132,607	$130,090	$—	$—
Fair value of plan assets	$138,431	$134,065	$—	$—

	Pension Benefits Year Ended December 31,			Other Benefits Year Ended December 31,
	2016	2015	2014	2016	2015	2014
	(In thousands)
Components of net periodic benefit cost:
Service cost	$7,358	$23,562	$24,316	$575	$690	$758
Interest cost	54,860	63,867	68,190	2,201	2,600	2,823
Expected return on plan assets	(82,690)	(90,137)	(85,158)	(2,306)	(2,348)	(2,295)
Amortization of prior service cost	1,932	1,797	2,214	(302)	(254)	(163)
Recognized net actuarial loss (gain)	27,531	60,863	132,901	(6,221)	(6,207)	8,607
Net periodic benefit cost (income)	$8,991	$59,952	$142,463	$(6,053)	$(5,519)	$9,730
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
Our combined service and interest cost for our pension and postretirement plans decreased $25.7 million in the year ended December 31, 2016. The decrease is attributable to the change in the method used to estimate the service and interest cost components of net periodic benefit cost discussed above. While this change in estimate provides a more precise estimate of service and interest cost by improving the relationship of the discount rates utilized to measure our benefit obligation and the rates utilized to estimate service and interest cost, this change will not affect the measurement of our total pension and postretirement benefit obligations or our total annual net periodic benefit cost as the change in our service and interest cost will be offset in our recognized net actuarial (gain) loss recognized in the fourth quarter each year. Service cost also decreased due to the December 31, 2015 plan freeze of our major U.S. and Canadian defined benefit qualified pension plans.
Net periodic benefit cost related to our pension plans is calculated in accordance with GAAP. In addition, we calculate pension costs in accordance with U.S. cost accounting standards ("CAS") for purposes of cost recovery on our U.S. Government contracts to the extent applicable. See further discussion of CAS pension costs in our discussion of Critical Accounting Policies and Estimates included in Item 7 of this report.
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

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cost of operations	$14,729	$51,588	$129,313
Selling, general and administrative expenses	6,739	3,066	11,826
Other – net	(158)	2	369
Total	$21,310	$54,656	$141,508

Additional Information

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2016	2015	2016	2015
	(In thousands)
Increase (decrease) in accumulated other comprehensive income due to actuarial losses – before taxes	$(1,731)	$(1,737)	$—	$623
In the current fiscal year, we have recognized expense (income) in other comprehensive income as a component of net periodic benefit cost of approximately $1.9 million and $(0.3) million for our pension benefits and other benefits, respectively. In the next fiscal year, we expect to recognize expense (income) in other comprehensive income as a component of net periodic benefit cost of approximately $2.1 million and $(0.1) million for our pension benefits and other benefits, respectively.
Assumptions

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	4.18%	4.27%	4.12%	4.24%

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.27%	4.00%	4.78%	4.22%	3.91%	4.63%
Expected return on plan assets	7.03%	7.04%	7.02%	5.71%	5.72%	5.73%
Rate of compensation increase	—	2.57%	2.60%	—	—	—
The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, we use a building-block approach. Historic real return trends for the various asset classes in the plan's portfolio are combined with anticipated future market conditions to estimate the real rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the classes within the total asset portfolio. We are using an expected return on plan assets assumption of 7.2% for the majority of our existing pension plan assets (approximately 89% of our total pension assets at December 31, 2016).
Our existing other benefit plans are unfunded, with the exception of the NFS postretirement benefit plans. These plans provide health benefits to certain salaried and hourly employees, as well as retired employees, of NFS. All of the assets for these postretirement benefit plans are contributed into a Voluntary Employees' Beneficiary Association trust.

	2016	2015
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	8.00%	8.50%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2024	2024

Assumed health care cost trend rates have a significant effect on the amounts we report for our health care plan. A one-percentage-point change in our assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost	$323	$(209)
Effect on postretirement benefit obligation	$6,317	$(4,895)
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
Allocations to each asset class for both domestic and foreign plans are reviewed periodically and rebalanced, if appropriate, to assure the continued relevance of the goals, objectives and strategies. The pension trusts for both our domestic and foreign plans employ a professional investment advisor and a number of professional investment managers whose individual benchmarks are, in the aggregate, consistent with the plan's overall investment objectives.
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
Domestic Plans
We sponsor the following domestic defined benefit plans:

•	BWXT Retirement Plan;

•	Nuclear Fuel Services, Inc. Retirement Plan for Salaried Employees; and

•	Nuclear Fuel Services, Inc. Retirement Plan for Hourly Employees.
The assets of the domestic pension plans are commingled for investment purposes and held by the trustee in the BWXT Master Trust (the "Master Trust"). For the years ended December 31, 2016 and 2015, the investment return on domestic plan assets of the Master Trust (net of deductions for management fees) was approximately 9% and (1)%, respectively.

The following is a summary of the asset allocations for the Master Trust at December 31, 2016 and 2015 by asset category:

	2016	2015
Asset Category:
Fixed Income (excluding U. S. Government Securities)	35%	37%
Commingled and Mutual Funds	31%	30%
U.S. Government Securities	16%	14%
Partnerships with Security Holdings	7%	9%
Equity Securities	7%	6%
Real Estate	1%	1%
Other	3%	3%
Total	100%	100%
The target allocation for 2017 for the domestic plans, by asset class, is as follows:

Asset Class:
Fixed Income	55%
Equities	45%
Foreign Plans
We sponsor various plans through certain of our Canadian subsidiaries.
The combined weighted average asset allocations of these plans at December 31, 2016 and 2015 by asset category were as follows:

	2016	2015
Asset Category:
Equity Securities and Commingled Mutual Funds	55%	56%
Fixed Income	43%	42%
Other	2%	2%
Total	100%	100%
The target allocation for 2017 for the foreign plans, by asset class, is as follows:

Canadian Plans
Asset Class:
U.S. Equity	17%
Global Equity	38%
Fixed Income	45%

Fair Value
See Note 16 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total investments for our plans measured at fair value at December 31, 2016:

	12/31/2016	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Pension and Other Benefits:
Fixed Income	$457,167	$—	$397,033	$—	$60,134
Equities	70,811	70,811	—	—	—
Commingled and Mutual Funds	433,945	19,500	—	—	414,445
U.S. Government Securities	178,572	174,492	4,080	—	—
Partnerships with Security Holdings	82,502	—	—	—	82,502
Real Estate	1,702	—	—	—	1,702
Cash and Accrued Items	35,873	32,520	3,353	—	—
Total Assets	$1,260,572	$297,323	$404,466	$—	$558,783
The following is a summary of total investments for our plans measured at fair value at December 31, 2015:

	12/31/2015	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Pension and Other Benefits:
Fixed Income	$472,307	$—	$416,059	$—	$56,248
Equities	64,601	64,601	—	—	—
Commingled and Mutual Funds	421,581	17,991	—	—	403,590
U.S. Government Securities	155,543	151,799	3,744	—	—
Partnerships with Security Holdings	93,828	—	—	—	93,828
Real Estate	3,645	—	—	—	3,645
Cash and Accrued Items	39,528	34,133	5,395	—	—
Total Assets	$1,251,033	$268,524	$425,198	$—	$557,311
In accordance with FASB Topic Fair Value Measurements, certain investments that were measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. These investments are measured on the fair value of the underlying investments but may not be redeemable at that fair value. When appropriate, we adjust these net asset values for contributions and distributions, if any, made during the period beginning on the latest NAV valuation date and ending on our measurement date. We also consider available market data, relevant index returns, preliminary estimates from our investees and other data obtained through research and consultation with third-party advisors in determining the fair value of these investments.
Cash Flows

	Domestic Plans		Foreign Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2017	$14,300	$392	$7,033	N/A
Expected benefit payments:
2017	$83,807	$2,809	$6,290	$364
2018	86,293	3,039	6,523	383
2019	88,128	3,301	6,672	360
2020	89,693	3,482	6,838	366
2021	90,803	3,617	6,991	386
2022-2026	459,502	18,469	37,164	2,076

Defined Contribution Plans
We provide benefits under the Supplemental Executive Retirement Plan of BWX Technologies, Inc. (the "SERP Plan"), which is a defined contribution plan. We recorded expense related to the SERP Plan of approximately $0.0 million, $0.4 million and $0.5 million in the years ended December 31, 2016, 2015 and 2014, respectively.
We also provide benefits under the BWXT Thrift Plan (the "Thrift Plan"). The Thrift Plan generally provides for matching employer contributions of 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, lay-off or approved disability. Starting May 15, 2015, these matching employer contributions are made in cash and invested at the employees' discretion. Previously, matching contributions were provided in the form of Company stock. We also provide service-based cash contributions under the Thrift Plan to employees not accruing benefits under our defined benefit plans. Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $26.0 million, $17.5 million and $18.1 million in the years ended December 31, 2016, 2015 and 2014, respectively.
Effective January 1, 2012, we adopted The BWX Technologies, Inc. Defined Contribution Restoration Plan (the "Restoration Plan") to restore benefits that would be provided to participants in the Thrift Plan but are precluded by the application of certain sections of the Internal Revenue Code of 1986, as amended (the "Code"). Each participant who is precluded from receiving the full amount of service-based contributions otherwise provided under the Thrift Plan in a plan year by the application of Code Section 401(a)(17) or 415(c) shall be credited with an employer service-based contribution for such plan year equal to the excess of the amount of service-based contributions that would have been made to the participant's Thrift Plan account without the application of Code Section 401(a)(17) and 415(c) for the plan year over the amount of service-based contribution actually made to such participant's Thrift Plan account for the plan year. In addition, the Restoration Plan permits participants who are precluded from making the full amount of employee contributions to the Thrift Plan and receiving associated employer matching contributions by the application of Code Sections 401(a)(17) and 415(c) to elect to make deferral contributions and receive associated employer matching contributions under the Restoration Plan. Amounts charged to expense under the Restoration Plan totaled approximately $0.2 million, $0.1 million and $0.2 million in the years ended December 31, 2016, 2015 and 2014, respectively.
Effective January 1, 2012, a defined contribution component was added to those Canadian Plans previously offering defined benefits to salaried employees. As of January 1, 2012, we made cash, service-based contributions under this arrangement. The amount charged to expense for employer contributions was approximately $1.1 million, $0.7 million and $0.3 million in the years ended December 31, 2016, 2015 and 2014, respectively.
NOTE 9 – CAPITAL STOCK
In May 2013, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million that expired on December 10, 2015. In February 2014, our Board of Directors authorized an additional aggregate market value repurchase of our common stock of up to $250 million that expired on February 26, 2016. On October 30, 2015, our Board of Directors authorized an additional share repurchase of up to an aggregate market value of $300 million during a two-year period from February 26, 2016 to February 26, 2018.
In the year ended December 31, 2016, we repurchased 7,025,203 shares of common stock for approximately $292.9 million, which only includes the partial shares received under the September 2016 accelerated share repurchase agreement (the "ASR Agreement") discussed below. In the year ended December 31, 2015, we repurchased 2,429,016 shares of common stock for approximately $69.7 million, and in the year ended December 31, 2014, we repurchased 4,687,500 shares of common stock for approximately $149.7 million. As of December 31, 2016, we had approximately $43.0 million available to us for share repurchase under the $300 million authorization described above.

On September 15, 2016, the Company entered into a $200 million ASR Agreement with Wells Fargo Bank, National Association ("Wells Fargo"). Pursuant to the terms of the ASR Agreement, on September 16, 2016, the Company paid Wells Fargo $200 million in cash and received 4,135,435 shares of the Company’s common stock. The final number of shares to be repurchased will be based on the volume-weighted average stock price of the Company’s common stock during the term of the ASR Agreement, less a customary discount. At settlement, under certain circumstances, Wells Fargo may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of common stock or to make a cash payment, at its election, to Wells Fargo. Final settlement of the ASR Agreement is expected to be completed in the first quarter of 2017.
The initial repurchase of shares under the ASR Agreement resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The ASR Agreement was accounted for as a treasury stock transaction and forward stock purchase contract. The shares delivered were recorded in treasury stock and the unsettled portion of the ASR Agreement was recorded in capital in excess of par value in the Company’s consolidated balance sheet. The forward stock purchase contract is considered indexed to the Company’s own stock and is classified as an equity instrument.
NOTE 10 – STOCK-BASED COMPENSATION
2010 Long-Term Incentive Plan of BWX Technologies, Inc.
Members of the Board of Directors, executive officers, key employees and consultants are eligible to participate in the 2010 Long-Term Incentive Plan of BWX Technologies, Inc. (the "Plan"). The Compensation Committee of the Board of Directors selects the participants for the Plan. The Plan provides for a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units, performance shares and performance units, subject to satisfaction of specific performance goals. Shares subject to awards under the Plan that are cancelled, forfeited, terminated or expire unexercised, shall immediately become available for the granting of awards under this Plan. As part of the approval of the Plan, 10,000,000 shares of common stock were initially authorized for issuance through the Plan, with an additional 2,300,000 authorized for issuance during the year ended December 31, 2014. Options to purchase shares are granted at not less than 100% of the fair market value closing price on the date of grant, become exercisable at such time or times as determined when granted and expire not more than ten years after the date of grant.
At December 31, 2016, we had awarded 8,320,038 shares under the Plan and had a total of 3,979,962 shares of our common stock available for future awards. In the event of a change in control of our company, the terms of the awards under the Plan contain provisions that may cause restrictions to lapse and accelerate the vesting of plan awards.
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
Impact of the Spin-off on our Equity-Based Compensation Awards
In connection with the spin-off of BWE, in accordance with the provisions of the Plan, conversion adjustments were made to our outstanding non-qualified stock options, performance shares and restricted stock units. The conversion of these awards was designed to preserve the intrinsic value of the original award which resulted in no incremental compensation expense. The awards continue to vest over the original vesting period, and to the extent that the adjusted awards had previously vested, the adjusted awards are also vested.

Each outstanding option or restricted stock unit award that was granted during 2015 to officers or employees of the Company who remained officers or employees of BWXT was replaced with an adjusted BWXT award. In addition, each outstanding option or restricted stock unit award that was granted during 2015 to a person who became an officer or employee of BWE immediately after the spin-off was replaced with a substitute BWE award.
Outstanding options or restricted stock units that were granted prior to 2015 were replaced with both an adjusted BWXT award and a substitute BWE award. Outstanding performance share awards granted prior to 2015 were converted into unvested restricted stock units of both BWXT and BWE.
Total stock-based compensation expense for all of our plans recognized for the years ended December 31, 2016, 2015 and 2014 totaled $16.8 million, $25.9 million and $8.6 million, respectively, with associated tax benefit recognized for the years ended December 31, 2016, 2015 and 2014 totaling $6.0 million, $9.0 million and $2.7 million, respectively. Included in stock-based compensation expense for the year ended December 31, 2016 is $3.3 million associated with an executive reorganization that resulted in the acceleration of previously granted equity awards. We recognized $13.2 million of stock-based compensation expense during the year ended December 31, 2015 as costs to spin-off our former Power Generation business. This expense related primarily to equity retention awards and expense acceleration associated with employee terminations.
As of December 31, 2016, unrecognized estimated compensation expense related to nonvested awards was $13.8 million, which is expected to be recognized over a weighted-average period of 1.9 years.
BWXT Stock Options
The fair value of each option grant was estimated at the date of grant using Black-Scholes, with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014
Risk-free interest rate	1.33%	0.97%
Expected volatility	.29	.30
Expected life of the option in years	4.04	3.76
Expected dividend yield	1.27%	1.22%
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
The following table summarizes activity for our stock options for the year ended December 31, 2016 (share data in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	2,698	$23.01
Granted	—	N/A
Exercised	(913)	21.90
Cancelled/expired/forfeited	(62)	23.95
Outstanding at end of period	1,723	$23.56	5.0 Years	$27.8
Exercisable at end of period	1,130	$23.25	4.0 Years	$18.6
The aggregate intrinsic value included in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2016. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.

There were no stock options granted during 2016. The weighted-average fair value of the stock options granted in the years ended December 31, 2015 and 2014 was $6.59 and $7.03, respectively.
During the years ended December 31, 2016, 2015 and 2014, the total intrinsic value of stock options exercised was $12.0 million, $3.3 million and $2.1 million, respectively. The actual tax benefits realized related to the stock options exercised during the year ended December 31, 2016 was $2.3 million.
BWXT Performance Shares
Nonvested performance shares as of December 31, 2016 and changes during the year ended December 31, 2016 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	—	N/A
Adjustment to assumed vesting percentage	139	$32.88
Granted	235	32.78
Vested	—	N/A
Cancelled/forfeited	(24)	31.90
Nonvested at end of period	350	$32.88
For performance shares granted during 2016, the actual number of shares in which each participant vests is dependent upon achievement of certain Return on Invested Capital and Diluted Earnings Per Share targets over a three-year performance period. The number of shares in which participants can vest ranges from zero to 200% of the initial performance shares granted, to be determined upon completion of the three-year performance period. The nonvested shares at the end of the period in the table above assumes weighted-average vesting of 165%.
BWXT Restricted Stock Units
Nonvested restricted stock units as of December 31, 2016 and changes during the year ended December 31, 2016 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	877	$21.34
Granted	191	32.91
Vested	(416)	20.61
Cancelled/forfeited	(57)	25.08
Nonvested at end of period	595	$26.07
The actual tax benefits realized related to the restricted stock units vested during the year ended December 31, 2016 were $3.2 million.

BWXT Restricted Stock
Nonvested restricted stock as of December 31, 2016 and changes during the year ended December 31, 2016 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	245	$20.27
Granted	—	N/A
Vested	(245)	20.27
Cancelled/forfeited	—	N/A
Nonvested at end of period	—	N/A
The actual tax benefits realized related to the restricted stock vested during the year ended December 31, 2016 were $1.5 million.
Cash-Settled Stock Appreciation Rights
The fair value of each stock appreciation right grant was calculated at the grant date using Black-Scholes and was remeasured at the end of the reporting period with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014
Risk-free interest rate	0.99%	0.61%
Expected volatility	.20	.23
Expected life of the option in years	1.21	0.21
Expected dividend yield	0.94%	0.94%
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
The following table summarizes activity for our stock appreciation rights for the year ended December 31, 2016 (unit data in thousands):

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	119	$23.04
Granted	—	N/A
Exercised	(16)	22.18
Cancelled/expired/forfeited	(4)	23.83
Outstanding at end of period	99	$23.14	5.8 Years	$1.6
Exercisable at end of period	57	$22.55	4.8 Years	$1.0
The aggregate intrinsic value included in the table above represents the total pre-tax intrinsic value that would have been received by the stock appreciation rights holders had all holders exercised their rights on December 31, 2016. The intrinsic value is calculated as the total number of stock appreciation rights multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the stock appreciation rights. This amount changes based on the price of our common stock.

There were no cash-settled stock appreciation rights granted during 2016. The weighted-average fair value as of December 31, 2016 for stock appreciation rights granted for the years ended December 31, 2015 and 2014 was $14.45 and $13.18, respectively. The fair value is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.
Cash-Settled Performance Units
Nonvested cash-settled performance units as of December 31, 2016 and changes during the year ended December 31, 2016 were as follows (unit data in thousands):

	Number of Units	Weighted- Average Fair Value
Nonvested at beginning of period	—
Adjustment to assumed vesting percentage	4
Granted	5
Vested	—
Cancelled/forfeited	—
Nonvested at end of period	9	$39.70
For performance units granted during 2016, the actual number of units in which each participant vests is dependent upon achievement of certain Return on Invested Capital and Diluted Earnings Per Share targets over a three-year performance period. The number of units in which participants can vest ranges from zero to 200% of the initial performance units granted, to be determined upon completion of the three-year performance period. The nonvested shares at the end of the period in the table above assumes weighted-average vesting of 165%.
The weighted-average fair value for these cash-settled awards is based on our closing stock price as of December 31, 2016. The fair value is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.
Cash-Settled Restricted Stock Units
Nonvested restricted stock units as of December 31, 2016 and changes during the year ended December 31, 2016 were as follows (unit data in thousands):

	Number of Units	Weighted- Average Fair Value
Nonvested at beginning of period	52
Granted	3
Vested	(20)
Cancelled/forfeited	(3)
Nonvested at end of period	32	$39.70
The weighted-average fair value for these cash-settled awards is based on our closing stock price as of December 31, 2016. The fair value is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Investigations and Litigation
Apollo and Parks Township
In January 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against Babcock & Wilcox Power Generation Group, Inc. ("B&W PGG"), Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc. and now known as BWXT Technical Services Group, Inc. (the "BWXT Parties") and Atlantic Richfield Company ("ARCO") in the U.S. District Court for the Western District of Pennsylvania. Since January 2010, additional suits were filed by additional plaintiffs and there are currently 17 lawsuits pending in the U.S. District Court for the

Western District of Pennsylvania against the BWXT Parties and ARCO, including the most recent lawsuits filed in June and October 2015. In total, the suits presently involve approximately 107 primary claimants. The primary claimants allege, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation and/or decommissioning of two former nuclear fuel processing facilities located in the Borough of Apollo and Parks Township, Pennsylvania (collectively, the "Apollo and Parks Litigation"). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO ("NUMEC"), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages, and in November 2014 delivered a demand of $125.0 million for the settlement of all then-filed actions. While we consider the likelihood of the plaintiffs' recovery to be remote, solely on the basis of this demand we estimate the range of a possible loss at between $0.0 million and $125.0 million. In connection with the spin-off, we agreed to indemnify B&W PGG and its affiliates for any losses arising from the Apollo and Parks Litigation pursuant to the Master Separation Agreement.
Between May 2015 and March 2016, the presiding judge in the Apollo and Parks Litigation granted the BWXT Parties' motions to dismiss or motions for summary judgment in all 17 of the existing lawsuits. Accordingly, all current claims in the Apollo and Parks Litigation have been dismissed by the trial court. All plaintiffs have filed notices of appeal, and the appeals have been consolidated in the 3rd Circuit of the U.S. Court of Appeals. Although the appeal process could be lengthy, if ultimately upheld the trial court's decisions would result in the dismissal of all 17 law suits.
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
mPower
In April 2014, BWXT announced plans to restructure our mPower program for the development of our mPower reactor to focus on technology development. Since then, BWXT has worked with the DOE, Bechtel - our partner in GmP - and other stakeholders and potential investors in continuing efforts to restructure the mPower program in light of deteriorated market conditions. Although BWXT has continued to invest in the program during 2014 and 2015 at the rate of approximately $15.0 million annually, on July 13, 2015, Bechtel provided a written notice asserting that BWXT and GmP were in material breach of the GmP Limited Liability Company Agreement dated February 28, 2011 (the “GmP LLC Agreement”). BWXT asserted, among other things, that it had the right under the LLC Agreement to terminate the mPower program and Bechtel was therefore not entitled to any return of its investment. In October 2015, BWXT and Bechtel agreed to a 60-day period of negotiations for the purpose of negotiating a resolution of these matters, which was subsequently extended.
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
In the event that Bechtel determines in its sole discretion that the mPower program should not be restarted, whether due to (1) adequate third party funding not being secured, (2) the parties being unable to finalize the new GmP limited liability company agreement and other related ancillary agreements, or (3) otherwise, the mPower program would be terminated, GmP would be dissolved and Bechtel would be entitled to payment of a settlement amount of $30.0 million (the “Settlement Amount”). Our sole liability and Bechtel’s sole remedy arising out of the Framework Agreement will be our obligation to pay, and Bechtel’s right to receive, respectively, the Settlement Amount. Any and all other previously existing claims, demands or actions between Bechtel and us arising out of the GmP LLC Agreement and related ancillary agreements, whether known or unknown (including Bechtel’s previously asserted breach claim for $120.0 million), were released upon our delivery of a letter of credit equal in value to the Settlement Amount on March 2, 2016.
In the year ended December 31, 2016, we recognized the $30.0 million potential Settlement Amount as a component of accrued liabilities – other in our consolidated balance sheet, payment of which is contingent upon determination in Bechtel’s sole discretion not to restart the mPower program. In addition, provisions of the Framework Agreement resulted in the deconsolidation of GmP and the associated recognition of an approximate $13.6 million gain upon deconsolidation.
As BWXT has previously disclosed, the latest extension to the Cooperative Agreement with the DOE has expired, and the DOE funding has been suspended.
Other Litigation and Settlements
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
Environmental Matters
We have been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA"). CERCLA and other environmental laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of wastes to any of these sites. On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows in any given year.
The Department of Environmental Protection of the Commonwealth of Pennsylvania ("PADEP") advised us in March 1994 that it would seek monetary sanctions and remedial and monitoring relief related to the former production facility located in Parks Township, Pennsylvania (the "Parks Facility"). The relief sought was related to potential groundwater contamination resulting from previous operations at the facility. The Parks Facility was decommissioned in the 1990s, including facilities dismantlement and soil restoration. The NRC terminated the Parks Facility license in 2004 and released the facility for unrestricted use. What remains of the Parks Facility is currently owned by a subsidiary in our Nuclear Operations segment. Based on favorable results from groundwater sampling completed by our Nuclear Operations segment, we have sought approval by PADEP for release of the property, subject to limitations on future use, under Pennsylvania’s voluntary clean-up program.
We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the U.S. Environmental Protection Agency and the NRC. We are also involved in the design and manufacture of commercial nuclear fuel at two licensed facilities in Canada that are also subject to continuing reviews by governmental agencies in Canada, including the CNSC.
The NRC’s decommissioning regulations require our Nuclear Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning each of its licensed facilities at the end of its service life. We provided financial assurance aggregating $56.2 million and $52.3 million during the years ended December 31, 2016 and 2015, respectively, with existing letters of credit for the ultimate decommissioning of these licensed facilities. These two facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. These letters of credit are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC’s decommissioning regulations require our Nuclear Energy segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its two CNSC-licensed facilities at the end of their service lives. We provided financial assurance totaling $39.5 million during the year ended December 31, 2016 with a letter of credit for the ultimate decommissioning of these licensed facilities.
Our compliance with U.S. federal, state and local environmental control and protection regulations resulted in pre-tax charges of approximately $14.2 million, $14.1 million and $13.2 million in the years ended December 31, 2016, 2015 and 2014, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $1.3 million, $0.7 million and $0.3 million in the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, we had total environmental accruals (including provisions for the facilities discussed above) of $86.3 million and $63.4 million, respectively. Of our total environmental accruals at December 31, 2016 and 2015, $4.6 million and $3.2 million, respectively, were included in current liabilities. Inherent in the estimates of those accruals and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.
Operating Leases
Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2016 are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2017	$3,746
2018	$2,574
2019	$2,474
2020	$777
2021	$552
Thereafter	$—
Total rental expense for the years ended December 31, 2016, 2015 and 2014 was $4.6 million, $4.9 million and $6.2 million, respectively.
NOTE 12 – RISKS AND UNCERTAINTIES
Percentage-of-Completion Accounting
As of December 31, 2016, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.
Insurance
Upon the February 22, 2006 effectiveness of the settlement relating to the Chapter 11 proceedings involving several of our subsidiaries, most of our subsidiaries contributed substantial insurance rights to the asbestos personal injury trust, including rights to (1) certain pre-1979 primary and excess insurance coverages and (2) certain of our 1979-1986 excess insurance coverage. These insurance rights provided coverage for, among other things, asbestos and other personal injury claims, subject to the terms and conditions of the policies. The contribution of these insurance rights was made in exchange for the agreement on the part of the representatives of the asbestos claimants, including the representative of future claimants, to the entry of a permanent injunction, pursuant to Section 524(g) of the U.S. Bankruptcy Code, to channel to the asbestos trust all asbestos-

related claims against our subsidiaries and former subsidiaries arising out of, resulting from or attributable to their operations, and the implementation of related releases and indemnification provisions protecting those subsidiaries and their affiliates from future liability for such claims. Although we are not aware of any significant, unresolved claims against our subsidiaries and former subsidiaries that are not subject to the channeling injunction and that relate to the periods during which such excess insurance coverage related, with the contribution of these insurance rights to the asbestos personal injury trust, it is possible that we could have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust. In conjunction with the spin-off of our former Power Generation business, claims and liabilities associated with these asbestos personal injury, property damage and indirect property damage claims have been expressly assumed by BWE pursuant to the master separation agreement between us and BWE.
NOTE 13 – FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK
The primary customer of our Nuclear Operations and Technical Services segments is the U.S. Government, including some of its contractors. Our Nuclear Energy segment’s major customers are large utilities. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In the years ended December 31, 2016, 2015 and 2014, U.S. Government contracts accounted for approximately 87%, 88% and 88% of our total consolidated revenues, respectively. Accounts receivable due directly or indirectly from the U.S. Government represented 82% and 77% of net receivables at December 31, 2016 and December 31, 2015, respectively. See Note 17 for additional information about our operations in different geographic areas.
We believe that our provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. At December 31, 2016 and 2015, the allowance for possible losses that we deducted from accounts receivable – trade on the accompanying consolidated balance sheets was $0.0 million.
NOTE 14 – INVESTMENTS
The following is a summary of our investments at December 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Trading securities
Corporate bonds	$2,708	$—	$(406)	$2,302
Equities	39	—	(1)	38
Available-for-sale securities
U.S. Government and agency securities	8,405	—	(1)	8,404
Corporate bonds	3,313	—	(1)	3,312
Equities	948	3,634	—	4,582
Mutual funds	4,156	27	—	4,183
Asset-backed securities and collateralized mortgage obligations	258	—	(49)	209
Commercial paper	500	—	—	500
Total	$20,327	$3,661	$(458)	$23,530

The following is a summary of our investments at December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Trading securities
Corporate bonds	$2,628	$—	$(1,925)	$703
Equities	720	171	—	891
Available-for-sale securities
Equities	948	—	—	948
Mutual funds	3,992	—	(23)	3,969
Asset-backed securities and collateralized mortgage obligations	314	—	(52)	262
Commercial paper	2,773	—	—	2,773
Total	$11,375	$171	$(2,000)	$9,546
Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities is as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
	(In thousands)
Year Ended December 31, 2016	$9,261	$337	$6
Year Ended December 31, 2015	$6,456	$343	$—
Year Ended December 31, 2014	$32,089	$172	$—
NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS
We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At December 31, 2016, we had deferred approximately $0.3 million of net losses on these derivative financial instruments in accumulated other comprehensive income. Assuming market conditions continue, we expect to recognize substantially all of this amount in the next twelve months.
At December 31, 2016, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $30.8 million at December 31, 2016, with maturities extending to June 2017. These instruments consist primarily of contracts to purchase or sell Canadian Dollars. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.

The following tables summarize our derivative financial instruments at December 31, 2016 and 2015:

	Asset and Liability Derivatives December 31,
	2016	2015
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable – other	$70	$132
Other assets	$—	$174
Accounts payable	$462	$3,790
Other liabilities	$—	$432
The effects of derivatives on our financial statements are outlined below:

	December 31,
	2016	2015	2014
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain (loss) recognized in other comprehensive income	$807	$(6,550)	$(3,125)
Gain (loss) reclassified from accumulated other comprehensive income into earnings: effective portion
Location
Revenues	$(30)	$455	$683
Cost of operations	$366	$(6,259)	$(2,798)
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
Centrus Energy Corp. Transaction
On September 5, 2014, the Bankruptcy Court for the District of Delaware approved and confirmed the proposed voluntary Chapter 11 pre-packaged or pre-arranged plan of reorganization of USEC Inc. (the "Plan"). USEC Inc. completed the final steps necessary to emerge from its Chapter 11 bankruptcy on September 30, 2014. The reorganized company is called Centrus Energy Corp. ("Centrus") and trades on the New York Stock Exchange under the trading symbol LEU. Under the Plan, BWXT received 7.98% of the Centrus common stock and approximately $20.2 million in principal amount of 8.0% PIK Toggle Notes due 2019/2024 in exchange for its investment in USEC Series B-1 12.75% Convertible Preferred Stock and Warrants that we wrote off through impairments of $19.1 million and $27.0 million in the years ended December 31, 2013 and 2012, respectively. We recorded a gain in other income of $18.6 million in the third quarter of 2014 for the fair value of the Centrus common stock and notes, which were trading at a discount to par value. We recognized other than temporary impairments of $2.1 million and $4.2 million on our Centrus common stock in the years ended December 31, 2015 and 2014, respectively, due to the severity of its decline in market value since its emergence from bankruptcy.
Fair Value Measurements
The following is a summary of our investments measured at fair value at December 31, 2016:

	12/31/2016	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Corporate bonds	$2,302	$2,302	$—	$—
Equities	38	38	—	—
Available-for-sale securities
U.S. Government and agency securities	8,404	8,404	—	—
Corporate bonds	3,312	—	3,312	—
Equities	4,582	—	4,582	—
Mutual funds	4,183	—	4,183	—
Asset-backed securities and collateralized mortgage obligations	209	—	209	—
Commercial paper	500	—	500	—
Total	$23,530	$10,744	$12,786	$—
The following is a summary of our investments measured at fair value at December 31, 2015:

	12/31/2015	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Corporate bonds	$703	$703	$—	$—
Equities	891	891	—	—
Available-for-sale securities
Equities	948	—	948	—
Mutual funds	3,969	—	3,969	—
Asset-backed securities and collateralized mortgage obligations	262	—	262	—
Commercial paper	2,773	—	2,773	—
Total	$9,546	$1,594	$7,952	$—
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At December 31, 2016 and 2015, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars, with a total fair value of $(0.4) million and $(3.9) million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at December 31, 2016 and December 31, 2015.
NOTE 17 – SEGMENT REPORTING
Our reportable segments are Nuclear Operations, Technical Services and Nuclear Energy, as described in Note 1.
The operations of our segments are managed separately and each has unique technology, services and customer class. We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses, income related to litigation proceeds, gains (losses) on sales of corporate assets, special charges for restructuring activities, mark to market charges related to our pension and postretirement benefit plans and the costs incurred to spin-off our former Power Generation business.

1. Information about Operations in our Different Industry Segments:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
REVENUES (1):
Nuclear Operations	$1,269,272	$1,179,896	$1,220,952
Technical Services	97,219	83,807	84,834
Nuclear Energy	189,159	155,032	154,721
Other	—	—	278
Adjustments and Eliminations	(5,077)	(3,206)	(10,175)
	$1,550,573	$1,415,529	$1,450,610

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Nuclear Operations Transfers	$(208)	$(3,087)	$(9,761)
Technical Services Transfers	(4,819)	(24)	(57)
Nuclear Energy Transfers	(50)	(95)	(357)
	$(5,077)	$(3,206)	$(10,175)

OPERATING INCOME:
Nuclear Operations	$268,503	$257,400	$270,536
Technical Services	16,495	18,089	35,203
Nuclear Energy	38,484	1,669	(23,211)
Other	(6,398)	(13,949)	(68,946)
	$317,084	$263,209	$213,582
Unallocated Corporate (1)	(26,353)	(25,747)	(26,249)
mPower Framework Agreement	(30,000)	—	—
Income Related to Litigation Proceeds	—	65,728	—
Special Charges for Restructuring Activities	—	(16,608)	(20,908)
Cost to spin-off Power Generation business	—	(25,987)	(161)
Mark to Market Adjustment	(21,468)	(54,654)	(141,139)
Total Operating Income (2)	$239,263	$205,941	$25,125
Other Income (Expense):
Interest income	651	30,331	233
Interest expense	(8,393)	(10,181)	(7,087)
Other – net	25,747	(5,026)	13,864
Total Other Income (Expense)	18,005	15,124	7,010
Income before Provision for Income Taxes	$257,268	$221,065	$32,135

(1)	Unallocated corporate includes general corporate overhead not allocated to segments

(2)	Included in operating income is the following:

Losses (Gains) on Asset Disposals and Impairments, Net:
Nuclear Operations	$—	$—	$—
Technical Services	—	—	—
Nuclear Energy	(43)	4	(665)
Unallocated Corporate	—	378	(6)
	$(43)	$382	$(671)
Equity in Income of Investees:
Nuclear Operations	$—	$—	$—
Technical Services	15,099	13,396	33,043
Nuclear Energy	—	—	32
Other	970	—	—
	$16,069	$13,396	$33,075

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
CAPITAL EXPENDITURES:
Nuclear Operations	$43,546	$35,658	$34,777
Technical Services	—	—	66
Nuclear Energy	3,630	6,482	14,358
Other	—	—	1,983
Segment Capital Expenditures	47,176	42,140	51,184
Corporate Capital Expenditures	5,458	14,701	9,396
Total Capital Expenditures	$52,634	$56,841	$60,580
DEPRECIATION AND AMORTIZATION:
Nuclear Operations	$34,364	$38,836	$54,524
Technical Services	16	15	3
Nuclear Energy	7,197	6,551	6,564
Other	—	550	974
Segment Depreciation and Amortization	41,577	45,952	62,065
Corporate Depreciation and Amortization	8,977	11,211	13,072
Total Depreciation and Amortization	$50,554	$57,163	$75,137

	December 31,
	2016	2015
	(In thousands)
SEGMENT ASSETS:
Nuclear Operations	$854,310	$777,885
Technical Services	128,193	114,005
Nuclear Energy	357,344	177,354
Other	3,156	2,430
Total Segment Assets	1,343,003	1,071,674
Corporate Assets	236,812	303,724
Total Assets	$1,579,815	$1,375,398
INVESTMENT IN UNCONSOLIDATED AFFILIATES:
Nuclear Operations	$—	$—
Technical Services	41,464	32,061
Nuclear Energy	27	27
Other	1,363	—
Total Investment in Unconsolidated Affiliates	$42,854	$32,088

2. Information about our Product and Service Lines:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
REVENUES:
Nuclear Operations:
Nuclear Component Program	$1,259,336	$1,179,662	$1,208,505
Commercial Operations	9,813	51	773
Eliminations/Other	123	183	11,674
	1,269,272	1,179,896	1,220,952
Technical Services:
Commercial Operations	—	—	10,897
Nuclear Environmental Services	86,425	75,218	70,998
Management & Operation Contracts of U.S. Government Facilities	10,794	8,589	2,939
Eliminations/Other	—	—	—
	97,219	83,807	84,834
Nuclear Energy:
Nuclear Services	127,825	109,519	105,078
Nuclear Equipment	64,900	44,504	41,354
Nuclear Projects	—	1,009	8,289
Eliminations/Other	(3,566)	—	—
	189,159	155,032	154,721
Other:	—	—	278
Eliminations	(5,077)	(3,206)	(10,175)
	$1,550,573	$1,415,529	$1,450,610
3. Information about our Consolidated Operations in Different Geographic Areas:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
REVENUES (1):
U.S.	$1,397,505	$1,306,811	$1,374,613
Canada	124,964	88,380	65,105
China	13,033	10,657	6,836
Romania	10,743	6,106	—
Argentina	1,508	1,761	2,430
All Other Countries	2,820	1,814	1,626
	$1,550,573	$1,415,529	$1,450,610

(1)	We allocate geographic revenues based on the location of the customers' operations.

NET PROPERTY, PLANT AND EQUIPMENT:
U.S.	$256,672	$250,867	$284,079
Canada	43,014	17,977	23,721
	$299,686	$268,844	$307,800
4. Information about our Major Customers:
In the years ended December 31, 2016, 2015 and 2014, U.S. Government contracts accounted for approximately 87%, 88% and 88% of our total consolidated revenues, respectively. Substantially, these revenues are included in our Nuclear Operations and Technical Services segments.

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016 Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(In thousands, except per share amounts)
Revenues	$364,826	$402,382	$379,505	$403,860
Operating income (1)	$42,609	$88,458	$62,373	$45,823
Equity in income of investees	$3,533	$4,708	$5,008	$2,820
Net income attributable to BWX Technologies, Inc. (2)	$49,631	$58,372	$41,062	$33,992
Earnings per common share: (2)
Basic:
Net income attributable to BWX Technologies, Inc.	$0.48	$0.56	$0.40	$0.34
Diluted:
Net income attributable to BWX Technologies, Inc.	$0.47	$0.56	$0.39	$0.34

(1)	Includes equity in income of investees.

(2)
Net income attributable to BWX Technologies, Inc. and the resulting basic and diluted earnings per common share for the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 have been adjusted from amounts previously reported to reflect the early adoption of the FASB update to the Topic Compensation – Stock Compensation as discussed in Note 1 to our consolidated financial statements.

	Year Ended December 31, 2015 Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In thousands, except per share amounts)
Revenues	$335,486	$357,135	$358,970	$363,938
Operating income (1)	$53,783	$11,585	$130,966	$9,607
Equity in income of investees	$1,852	$3,282	$5,894	$2,368

Income (loss) from continuing operations, net of tax	$34,233	$(181)	$106,344	$378
Income (loss) from discontinued operations, net of tax	11,024	(16,966)	(2,474)	(893)
Net income (loss) attributable to BWX Technologies, Inc.	$45,257	$(17,147)	$103,870	$(515)
Earnings per common share:
Basic:
Income (loss) from continuing operations	$0.32	$0.00	$0.99	$0.00
Income (loss) from discontinued operations	0.10	(0.16)	(0.02)	(0.01)
Net income (loss) attributable to BWX Technologies, Inc.	$0.42	$(0.16)	$0.97	$0.00
Diluted:
Income (loss) from continuing operations	$0.32	$0.00	$0.98	$0.00
Income (loss) from discontinued operations	0.10	(0.16)	(0.02)	(0.01)
Net income (loss) attributable to BWX Technologies, Inc.	$0.42	$(0.16)	$0.96	$0.00

(1)	Includes equity in income of investees.
In the quarter ended March 31, 2016, we recorded a gain of approximately $13.6 million related to the deconsolidation of GmP and we recorded a $30.0 million loss contingency pursuant to the terms of the mPower Framework Agreement. We also recorded a gain of approximately $9.3 million related to the release from performance guarantees for various projects executed by our former Power Generation business. In the quarter ended June 30, 2016, we reversed a $16.1 million loss contingency resulting from a favorable ruling in a lawsuit involving commercial nuclear contracts.

Income from continuing operations for our March 31, 2015 and June 30, 2015 quarters included costs to spin-off our former Power Generation business of $1.5 million and $24.5 million, respectively. Our September 30, 2015 quarter included income related to litigation proceeds of $94.8 million, inclusive of pre- and post-judgment interest of $29.1 million.
We immediately recognize actuarial gains (losses) for our pension and postretirement benefit plans into earnings in the fourth quarter of each year as a component of net periodic benefit cost. The effect of this adjustment, recorded in the quarters ended December 31, 2016 and 2015 on pre-tax income was $(21.3) million and $(52.5) million, respectively. Additionally, in the quarter ended June 30, 2015, we recognized approximately $(2.2) million in pre-tax expense because of the interim remeasurement requirements resulting from settlements of certain Canadian pension obligations.
NOTE 19 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except shares and per share amounts)
Basic:
Income from continuing operations	$183,057	$140,774	$38,740
Income (loss) from discontinued operations	—	(9,309)	(9,352)
Net income attributable to BWX Technologies, Inc.	$183,057	$131,465	$29,388
Weighted average common shares	102,471,788	106,703,145	108,477,262
Basic earnings per common share:
Income from continuing operations	$1.79	$1.32	$0.36
Income (loss) from discontinued operations	—	(0.09)	(0.09)
Net income attributable to BWX Technologies, Inc.	$1.79	$1.23	$0.27
Diluted:
Income from continuing operations	$183,057	$140,774	$38,740
Income (loss) from discontinued operations	—	(9,309)	(9,352)
Net income attributable to BWX Technologies, Inc.	$183,057	$131,465	$29,388
Weighted average common shares (basic)	102,471,788	106,703,145	108,477,262
Effect of dilutive securities:
Stock options, restricted stock and performance shares (1)	1,368,950	879,877	283,830
Adjusted weighted average common shares	103,840,738	107,583,022	108,761,092
Diluted earnings per common share:
Income from continuing operations	$1.76	$1.31	$0.36
Income (loss) from discontinued operations	—	(0.09)	(0.09)
Net income attributable to BWX Technologies, Inc.	$1.76	$1.22	$0.27

(1)
At December 31, 2016, 2015 and 2014, we excluded from the diluted share calculation 0, 20,148 and 1,698,106 shares, respectively, related to stock options, as their effect would have been antidilutive.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded from our assessment the internal control over financial reporting at BWXT Nuclear Energy Canada Inc., which was acquired on December 16, 2016, and whose financial statements constitute 10% and less than 1% of the total assets and revenues, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2016. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2016. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2016, and their report is included in Item 9A.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of BWX Technologies, Inc.:
We have audited the internal control over financial reporting of BWX Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at BWXT Nuclear Energy Canada Inc., which was acquired on December 16, 2016, and whose financial statements constitute 10% and less than 1% of the total assets and revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2016. This assessment included an evaluation of the design of the internal control over financial reporting and testing of the operational effectiveness of those controls. Accordingly, our audit did not include the internal control over financial reporting at BWXT Nuclear Energy Canada Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 27, 2017 expressed an unqualified opinion on those financial statements.
/S/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 27, 2017

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors," "Named Executive Profiles," and "Executive Officers" in the Proxy Statement for our 2017 Annual Meeting of Stockholders. The information required by this item with respect to compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading "Section 16(a) Beneficial Ownership Compliance" in the Proxy Statement for our 2016 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit and Finance Committee financial experts is incorporated by reference to the material appearing in the "Director Independence" and "Audit and Finance Committee" sections under the heading "Corporate Governance – Board of Directors and Its Committees" in the Proxy Statement for our 2017 Annual Meeting of Stockholders.
We have adopted a Code of Business Conduct for our employees and directors, including, specifically, our chief executive officer, our chief financial officer, our chief accounting officer and our other executive officers. Our code satisfies the requirements for a "code of ethics" within the meaning of SEC rules. A copy of the code is posted on our web site, www.bwxt.com under "Investor Relations – Corporate Governance – Highlights."

Item 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the material appearing under the headings "Compensation Discussion and Analysis," "Compensation of Directors," "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to (1) the Equity Compensation Plan Information table appearing in Item 5 – "Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in Part II of this report and (2) the material appearing under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the headings "Corporate Governance – Director Independence" and "Certain Relationships and Related Transactions" in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the material appearing under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2017" in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report or incorporated by reference:

1.	CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements for the Years Ended December 31, 2016, 2015 and 2014

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

Exhibit Number	Description

4.4
Amendment No. 1 to Credit Agreement, dated September 2, 2016, among the Company, as the borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2016 (File No. 1-346658)).

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

10.8*
Form of Amendment to Change in Control Agreement, dated July 1, 2016, between the Company and certain officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-34658)).

10.9*
Form of Change In Control Agreement between the Company and Mr. Geveden dated October 26, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-34658)).

10.10*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-34658)).

10.11*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-34658)).

10.12*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-34658)).

10.13*	Form of 2017 Performance Restricted Stock Unit Grant Agreement for Employees.

10.14*	Form of 2017 Restricted Stock Unit Grant Agreement for Employees.

10.15*
Form of 2016 Performance Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-34658)).

10.16*
Form of 2016 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-34658)).

Exhibit Number	Description

10.17*
Form of Agreement to Convert Units Payable in BWE Shares into Units Payable in BWXT Shares (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-34658)).

10.18*
2015 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2014 (File No. 1-34658)).

10.19*
Form of 2015 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-34658)).

10.20*
Form of 2015 Restricted Stock Unit Grant Agreement (ratable vesting) for Employees (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-34658)).

10.21*
Form of 2015 Restricted Stock Unit Grant Agreement (cliff vesting) for Employees (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-34658)).

10.22*
2014 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.23*
Form of 2014 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.24*
Form of 2014 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.25*
Form of 2014 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.26*
2013 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.27*
Form of 2013 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.28*
Form of 2013 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.29*
Form of 2013 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.30*
Form of 2012 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.31*
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

Exhibit Number	Description

10.34*
BWX Technologies, Inc. Executive Severance Plan amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.35
Cooperation Agreement among the Company and Starboard Value LP, and certain of its affiliates, dated March 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 12, 2014 (File No. 1-34658)).

10.36*
Amended and Restated 2010 Long-Term Incentive Plan of the Company, dated as of February 25, 2014 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated March 28, 2014 (File No. 1-34658)).

10.37*
2010 Long-Term Incentive Plan of the Company as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.38*
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

10.44*
Form of Non-Employee Director Grant Letter between the Company and certain of our directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-34658)).

10.45*
Employee Matters Agreement, dated as of June 8, 2015, by and between the Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

10.46
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

10.48
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

10.50
Novation and Assumption Agreement, dated as of June 19, 2015, by and among the Company, Babcock & Wilcox Enterprises, Inc., Dampkraft Insurance Company and Creole Insurance Company (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.51*
Form of Director and Officer Indemnification Agreement entered into between the Company and each of its directors and selected officers effective July 1, 2015 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.52
Limited Liability Company Agreement of Generation mPower LLC dated as of February 28, 2011 by and among Generation mPower LLC, Babcock & Wilcox Modular Reactors, LLC and BDC Nexgen Power LLC (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.53
Accelerated share repurchase confirmation, dated September 15, 2016, between the Company and Wells Fargo, National Association (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-34658).

10.54*
Transition and Separation Agreement, dated November 30, 2016, between Peyton S. Baker and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 29, 2016 (File No. 1-34658)).

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

BWX TECHNOLOGIES, INC.

/s/ Rex D. Geveden
February 27, 2017	By:	Rex D. Geveden
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ Rex D. Geveden	President and Chief Executive Officer
Rex D. Geveden	(Principal Executive Officer)

/s/ David S. Black	Senior Vice President and Chief Financial Officer
David S. Black	(Principal Financial Officer and Duly Authorized Representative)

/s/ Jason S. Kerr	Vice President and Chief Accounting Officer
Jason S. Kerr	(Principal Accounting Officer and Duly Authorized Representative)

/s/ John A. Fees	Executive Chairman
John A. Fees

/s/ Jan A. Bertsch	Director
Jan A. Bertsch

/s/ Robb A. LeMasters	Director
Robb A. LeMasters

/s/ Charles W. Pryor	Director
Charles W. Pryor

/s/ Richard W. Mies	Director
Richard W. Mies

/s/ Robert L. Nardelli	Director
Robert L. Nardelli

/s/ Robert W. Goldman	Director
Robert W. Goldman

/s/ James M. Jaska	Director
James M. Jaska

/s/ Kenneth J. Krieg	Director
Kenneth J. Krieg

/s/ Barbara A. Niland	Director
Barbara A. Niland
February 27, 2017

INDEX TO EXHIBITS

Exhibit Number	Description	Sequentially Numbered Pages

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

4.4
Amendment No. 1 to Credit Agreement, dated September 2, 2016, among the Company, as the borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2016 (File No. 1-346658)).

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

10.8*
Form of Amendment to Change in Control Agreement, dated July 1, 2016, between the Company and certain officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-34658)).

10.9*
Form of Change In Control Agreement between the Company and Mr. Geveden dated October 26, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-34658)).

10.10*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-34658)).

10.11*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-34658)).

10.12*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-34658)).

10.13*	Form of 2017 Performance Restricted Stock Unit Grant Agreement for Employees.

10.14*	Form of 2017 Restricted Stock Unit Grant Agreement for Employees.

10.15*
Form of 2016 Performance Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-34658)).

10.16*
Form of 2016 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-34658)).

10.17*
Form of Agreement to Convert Units Payable in BWE Shares into Units Payable in BWXT Shares (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-34658)).

10.18*
2015 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2014 (File No. 1-34658)).

10.19*
Form of 2015 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-34658)).

10.20*
Form of 2015 Restricted Stock Unit Grant Agreement (ratable vesting) for Employees (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-34658)).

10.21*
Form of 2015 Restricted Stock Unit Grant Agreement (cliff vesting) for Employees (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-34658)).

10.22*
2014 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

Exhibit Number	Description	Sequentially Numbered Pages

10.23*
Form of 2014 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.24*
Form of 2014 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.25*
Form of 2014 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.26*
2013 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.27*
Form of 2013 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.28*
Form of 2013 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.29*
Form of 2013 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.30*
Form of 2012 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.31*
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

10.35
Cooperation Agreement among the Company and Starboard Value LP, and certain of its affiliates, dated March 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 12, 2014 (File No. 1-34658)).

10.36*
Amended and Restated 2010 Long-Term Incentive Plan of the Company, dated as of February 25, 2014 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated March 28, 2014 (File No. 1-34658)).

10.37*
2010 Long-Term Incentive Plan of the Company as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

Exhibit Number	Description	Sequentially Numbered Pages

10.38*
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

10.44*
Form of Non-Employee Director Grant Letter between the Company and certain of our directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-34658)).

10.45*
Employee Matters Agreement, dated as of June 8, 2015, by and between the Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

10.46
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

10.48
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

10.50
Novation and Assumption Agreement, dated as of June 19, 2015, by and among the Company, Babcock & Wilcox Enterprises, Inc., Dampkraft Insurance Company and Creole Insurance Company (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.51*
Form of Director and Officer Indemnification Agreement entered into between the Company and each of its directors and selected officers effective July 1, 2015 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

Exhibit Number	Description	Sequentially Numbered Pages

10.52
Limited Liability Company Agreement of Generation mPower LLC dated as of February 28, 2011 by and among Generation mPower LLC, Babcock & Wilcox Modular Reactors, LLC and BDC Nexgen Power LLC (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.53
Accelerated share repurchase confirmation, dated September 15, 2016, between the Company and Wells Fargo, National Association (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-34658).

10.54*
Transition and Separation Agreement, dated November 30, 2016, between Peyton S. Baker and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 29, 2016 (File No. 1-34658)).

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