Form 10-Q
period 2017-03-31
BWX Technologies, Inc.
filed 2017-05-01
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 __________________________________________________
FORM 10-Q
 __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 001-34658
 BWX TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
  __________________________________________________

DELAWARE	80-0558025
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 MAIN STREET, 4TH FLOOR
LYNCHBURG, VIRGINIA	24504
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (980) 365-4300
  __________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at April 27, 2017 was 99,046,685.

BWX TECHNOLOGIES, INC.
INDEX - FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2017	December 31, 2016
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$95,924	$125,641
Restricted cash and cash equivalents	5,881	6,130
Investments	12,411	14,517
Accounts receivable – trade, net	187,980	135,950
Accounts receivable – other	29,019	25,221
Contracts in progress	382,243	356,793
Other current assets	30,051	29,319
Total Current Assets	743,509	693,571
Property, Plant and Equipment	931,953	922,641
Less accumulated depreciation	635,405	622,955
Net Property, Plant and Equipment	296,548	299,686
Investments	10,436	9,013
Goodwill	211,405	210,788
Deferred Income Taxes	182,551	194,464
Investments in Unconsolidated Affiliates	42,503	42,854
Intangible Assets	113,311	114,748
Other Assets	17,663	14,691
TOTAL	$1,617,926	$1,579,815
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2017	December 31, 2016
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$27,458	$27,370
Accounts payable	80,390	99,983
Accrued employee benefits	52,697	81,793
Accrued liabilities – other	42,612	72,105
Advance billings on contracts	167,372	147,148
Accrued warranty expense	11,908	11,477
Total Current Liabilities	382,437	439,876
Long-Term Debt	542,997	497,724
Accumulated Postretirement Benefit Obligation	18,953	19,059
Environmental Liabilities	83,232	81,711
Pension Liability	350,270	357,049
Other Liabilities	33,818	33,986
Commitments and Contingencies (Note 4)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 124,834,741 and 124,149,609 shares at March 31, 2017 and December 31, 2016, respectively	1,248	1,241
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	75,123	22,018
Retained earnings	931,778	885,117
Treasury stock at cost, 25,814,767 and 24,858,809 shares at March 31, 2017 and December 31, 2016, respectively	(807,269)	(762,169)
Accumulated other comprehensive income	5,026	3,811
Stockholders' Equity – BWX Technologies, Inc.	205,906	150,018
Noncontrolling interest	313	392
Total Stockholders' Equity	206,219	150,410
TOTAL	$1,617,926	$1,579,815
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2017	2016
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$428,229	$364,826
Costs and Expenses:
Cost of operations	296,230	248,810
Research and development costs	1,519	1,731
Selling, general and administrative expenses	51,150	45,209
mPower framework agreement	—	30,000
Total Costs and Expenses	348,899	325,750
Equity in Income of Investees	3,875	3,533
Operating Income	83,205	42,609
Other Income (Expense):
Interest income	137	138
Interest expense	(3,517)	(1,694)
Other – net	553	24,071
Total Other Income (Expense)	(2,827)	22,515
Income before Provision for Income Taxes	80,378	65,124
Provision for Income Taxes	24,592	15,390
Net Income	$55,786	$49,734
Net Income Attributable to Noncontrolling Interest	(67)	(103)
Net Income Attributable to BWX Technologies, Inc.	$55,719	$49,631
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.56	$0.48
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.55	$0.47
Shares used in the computation of earnings per share (Note 10):
Basic	99,444,910	104,364,141
Diluted	100,690,968	105,867,948
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2017	2016
	(Unaudited) (In thousands)
Net Income	$55,786	$49,734
Other Comprehensive Income (Loss):
Currency translation adjustments, net of tax provision of $0 and $(687), respectively	791	2,076
Derivative financial instruments:
Unrealized gains arising during the period, net of tax provision of $(97) and $(334), respectively.	279	961
Reclassification adjustment for gains included in net income, net of tax provision of $13 and $290, respectively.	(37)	(838)
Amortization of benefit plan costs, net of tax benefit of $(156) and $(141), respectively.	290	265
Investments:
Unrealized gains (losses) arising during the period, net of tax provision of $(70) and $(803), respectively.	(94)	1,488
Reclassification adjustment for gains included in net income, net of tax provision of $8 and $6, respectively.	(14)	(12)
Other Comprehensive Income	1,215	3,940
Total Comprehensive Income	57,001	53,674
Comprehensive Income Attributable to Noncontrolling Interest	(67)	(103)
Comprehensive Income Attributable to BWX Technologies, Inc.	$56,934	$53,571
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2016	124,149,609	$1,241	$22,018	$885,117	$3,811	$(762,169)	$150,018	$392	$150,410
Net income	—	—	—	55,719	—	—	55,719	67	55,786
Dividends declared ($0.09 per share)	—	—	—	(9,058)	—	—	(9,058)	—	(9,058)
Currency translation adjustments	—	—	—	—	791	—	791	—	791
Derivative financial instruments	—	—	—	—	242	—	242	—	242
Defined benefit obligations	—	—	—	—	290	—	290	—	290
Available-for-sale investments	—	—	—	—	(108)	—	(108)	—	(108)
Exercise of stock options	412,991	4	9,789	—	—	—	9,793	—	9,793
Shares placed in treasury	—	—	39,907	—	—	(45,100)	(5,193)	—	(5,193)
Stock-based compensation charges	272,141	3	3,409	—	—	—	3,412	—	3,412
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(146)	(146)
Balance March 31, 2017 (unaudited)	124,834,741	$1,248	$75,123	$931,778	$5,026	$(807,269)	$205,906	$313	$206,219
Balance December 31, 2015	122,813,135	$1,228	$22,732	$739,350	$752	$(498,346)	$265,716	$13,919	$279,635
Net income	—	—	—	49,631	—	—	49,631	103	49,734
Dividends declared ($0.09 per share)	—	—	—	(9,452)	—	—	(9,452)	—	(9,452)
Currency translation adjustments	—	—	—	—	2,076	—	2,076	—	2,076
Derivative financial instruments	—	—	—	—	123	—	123	—	123
Defined benefit obligations	—	—	—	—	265	—	265	—	265
Available-for-sale investments	—	—	—	—	1,476	—	1,476	—	1,476
Exercise of stock options	309,103	3	6,985	—	—	—	6,988	—	6,988
Shares placed in treasury	—	—	—	—	—	(55,092)	(55,092)	—	(55,092)
Stock-based compensation charges	363,176	4	2,465	—	—	—	2,469	—	2,469
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(143)	(143)
Deconsolidation of Generation mPower LLC	—	—	—	—	—	—	—	(13,571)	(13,571)
Other	—	—	3,386	—	—	—	3,386	—	3,386
Balance March 31, 2016 (unaudited)	123,485,414	$1,235	$35,568	$779,529	$4,692	$(553,438)	$267,586	$308	$267,894
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$55,786	$49,734
Non-cash items included in net income from continuing operations:
Depreciation and amortization	13,976	11,905
Income of investees, net of dividends	1,779	(413)
Gain on deconsolidation of Generation mPower LLC	—	(13,571)
Recognition of losses for pension and postretirement plans	446	406
Stock-based compensation expense	3,412	2,469
Changes in assets and liabilities:
Accounts receivable	(41,153)	(3,263)
Accounts payable	(14,003)	1,120
Contracts in progress and advance billings on contracts	(4,890)	(48,390)
Income taxes	(2,607)	(4,613)
Accrued and other current liabilities	(29,810)	30,481
Pension liability, accrued postretirement benefit obligation and employee benefits	(38,891)	(27,255)
Other, net	1,200	(11,413)
NET CASH USED IN OPERATING ACTIVITIES	(54,755)	(12,803)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	249	107
Purchases of property, plant and equipment	(13,713)	(10,082)
Purchases of securities	(3,503)	(3,743)
Sales and maturities of securities	3,317	3,535
Investments, net of return of capital, in equity method investees	(1,701)	(3,825)
Other	691	—
NET CASH USED IN INVESTING ACTIVITIES	(14,660)	(14,008)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the Credit Agreement	73,600	—
Repayments under Credit Agreement	(30,476)	(3,750)
Repurchase of common shares	—	(50,033)
Dividends paid to common shareholders	(8,985)	(9,514)
Exercise of stock options	9,665	6,988
Cash paid for shares withheld to satisfy employee taxes	(4,973)	(4,622)
Other	(146)	(143)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	38,685	(61,074)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,013	847
TOTAL DECREASE IN CASH AND CASH EQUIVALENTS	(29,717)	(87,038)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,641	154,729
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95,924	$67,691
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,330	$1,404
Income taxes (net of refunds)	$27,082	$21,406
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$3,016	$2,762
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the condensed consolidated financial statements of BWX Technologies, Inc. ("BWXT" or the "Company") in U.S. dollars in accordance with the interim reporting requirements of Form 10-Q, Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States ("GAAP"). Certain financial information and disclosures normally included in our financial statements prepared annually in accordance with GAAP have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2016 (our "2016 10-K"). We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation.
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified amounts previously reported to conform to the presentation as of and for the three month period ended March 31, 2017. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
Unless the context otherwise indicates, "we," "us" and "our" mean BWXT and its consolidated subsidiaries.
Reportable Segments
We operate in three reportable segments: Nuclear Operations Group, Nuclear Services Group and Nuclear Power Group. Our reportable segments reflect changes we made during the first quarter of 2017 in the manner for which our segment operating information is reported for purposes of assessing operating performance and allocating resources. Prior to 2017, we reported three segments: Nuclear Operations, Nuclear Energy and Technical Services. The U.S. nuclear services business, a component of our former Nuclear Energy segment, is now reported in our Nuclear Services Group segment along with our former Technical Services segment. The remainder of our former Nuclear Energy segment is now reported in our Nuclear Power Group segment, which comprises our Canadian operations, including the recently acquired BWXT Nuclear Energy Canada Inc. Our Nuclear Operations Group segment represents our former Nuclear Operations segment. The change in our reportable segments had no impact on our previously reported consolidated results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this report. Our reportable segments are further described as follows:

•
Our Nuclear Operations Group segment manufactures naval nuclear reactors for the U.S. Department of Energy ("DOE")/National Nuclear Security Administration's ("NNSA") Naval Nuclear Propulsion Program, which in turn supplies them to the U.S. Navy for use in submarines and aircraft carriers. Through this segment, we own and operate manufacturing facilities located in Lynchburg, Virginia; Mount Vernon, Indiana; Euclid, Ohio; Barberton, Ohio; and Erwin, Tennessee. The Barberton and Mount Vernon locations specialize in the design and manufacture of heavy components. The Euclid facility fabricates electro-mechanical equipment and performs design, manufacturing, inspection, assembly and testing activities. The Lynchburg operations fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. Fuel for the naval nuclear reactors is provided by Nuclear Fuel Services, Inc. ("NFS"), one of our wholly owned subsidiaries. Located in Erwin, Tennessee, NFS also downblends Cold War-era government stockpiles of highly enriched uranium into material suitable for further processing into commercial nuclear reactor fuel.

•
Our Nuclear Services Group segment provides various services to the U.S. Government and the commercial nuclear industry. Services provided to the U.S. Government include nuclear materials management and operation, environmental management and administrative and operating services for various U.S. Government-owned facilities. These services are provided to the DOE, including the NNSA, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management; the Department of Defense and NASA. Through this segment we deliver services and management solutions to nuclear and high-consequence operations. A significant portion of this segment's operations are conducted through joint ventures.

Our Nuclear Services Group segment also provides inspection and maintenance services primarily for the U.S. commercial nuclear industry including steam generator and heat exchanger inspection services, high pressure water lancing, non-destructive examination and customized tooling solutions. This segment also offers complete advanced fuel and reactor engineering, licensing and manufacturing services for new advanced nuclear reactors.

•
Our Nuclear Power Group segment fabricates steam generators, fuel, fuel handling systems, pressure vessels, reactor components, heat exchangers, tooling delivery systems and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level waste, for nuclear utility customers. BWXT has supplied the nuclear industry with more than 1,300 large, heavy components worldwide and is the only heavy nuclear component, N-Stamp certified manufacturer in North America. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development, electrical and controls engineering and metallurgy and materials engineering. In addition, this segment offers in-plant inspection, maintenance and modification services for nuclear steam generators, heat exchangers, reactors, fuel handling systems and balance of plant equipment, as well as specialized non-destructive examination and tooling/repair solutions.

On December 16, 2016, our subsidiary BWXT Canada Ltd. acquired the outstanding stock of the GE Hitachi Nuclear Energy Canada Inc. joint venture, which was renamed BWXT Nuclear Energy Canada Inc. ("NEC"). NEC is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems and replacement components for CANDU reactors and has approximately 350 employees. NEC operates two facilities licensed by the Canadian Nuclear Safety Commission ("CNSC") to fabricate natural uranium fuel in Peterborough and Toronto, Ontario, Canada as well as a third facility in Arnprior, Ontario, Canada. The acquisition of NEC expanded our existing commercial nuclear products and services portfolio, allowing us to leverage our technology-based competencies in offering new products and services related to plant life extensions as well as the ongoing maintenance of nuclear power generation equipment and is reported within our Nuclear Power Group segment. For additional information on the acquisition of NEC, see Note 2 to our condensed consolidated financial statements.
For financial information about our segments, see Note 9 to our condensed consolidated financial statements.
Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and the related footnotes included in our 2016 10-K.
Deconsolidation of Generation mPower LLC
On March 2, 2016, we entered into a framework agreement with Bechtel Power Corporation ("Bechtel"), BWXT Modular Reactors, LLC and BDC NexGen Power, LLC for the potential restructuring and restart of our mPower small modular reactor program (the "Framework Agreement"). As a result of entering into the Framework Agreement, we deconsolidated Generation mPower LLC ("GmP") from our financial statements as of the date of the Framework Agreement. We recorded a gain of approximately $13.6 million during the three months ended March 31, 2016 related to the deconsolidation of GmP as a component of Other – net in our condensed consolidated statement of income.
For additional information on the Framework Agreement, see Note 4 to our condensed consolidated financial statements.
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
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income included in stockholders' equity are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Currency translation adjustments	$7,702	$6,911
Net unrealized loss on derivative financial instruments	(98)	(340)
Unrecognized prior service cost on benefit obligations	(6,102)	(6,392)
Net unrealized gain on available-for-sale investments	3,524	3,632
Accumulated other comprehensive income	$5,026	$3,811
The amounts reclassified out of accumulated other comprehensive income by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended March 31,
	2017	2016
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)		Line Item Presented
Realized gain (loss) on derivative financial instruments	$(4)	$(23)	Revenues
	54	1,151	Cost of operations
	50	1,128	Total before tax
	(13)	(290)	Provision for Income Taxes
	$37	$838	Net Income
Amortization of prior service cost on benefit obligations	$(446)	$(399)	Cost of operations
	—	(7)	Selling, general and administrative expenses
	(446)	(406)	Total before tax
	156	141	Provision for Income Taxes
	$(290)	$(265)	Net Income
Realized gain on investments	$22	$18	Other – net
	(8)	(6)	Provision for Income Taxes
	$14	$12	Net Income
Total reclassification for the period	$(239)	$585
Inventories
At March 31, 2017 and December 31, 2016, included in other current assets we had inventories totaling $8.0 million and $7.7 million, respectively, consisting entirely of raw materials and supplies.

Restricted Cash and Cash Equivalents
At March 31, 2017, we had restricted cash and cash equivalents totaling $8.8 million, $2.9 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $5.9 million of which was held to meet reinsurance reserve requirements of our captive insurer.
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
The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$11,477	$13,542
Additions	386	237
Expirations and other changes	—	(683)
Payments	(15)	—
Translation	60	258
Balance at end of period	$11,908	$13,354
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
With the spin-off of our former Power Generation business in the second quarter of 2015, we began recognizing our consolidated income tax provision based on the U.S. federal statutory rate of 35% due to the presumed repatriation of our Canadian earnings. With the acquisition of NEC in the fourth quarter of 2016, we now expect that we will reinvest the undistributed earnings of our foreign subsidiaries indefinitely. As a result, in the fourth quarter of 2016, we began recording our Canadian income tax provision based on the Canadian local statutory rate of approximately 25%.
Our effective tax rate for the three months ended March 31, 2017 was approximately 30.6% as compared to 23.6% for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 was lower than our statutory rate primarily due to a $2.3 million benefit recognized for excess tax benefits related to employee share-based payments. The effective tax rate for the three months ended March 31, 2016 was lower than our statutory rate primarily due to the $13.6 million non-taxable gain recognized related to the deconsolidation of GmP.
As of March 31, 2017, we have gross unrecognized tax benefits of $1.9 million, all of which would reduce our effective tax rate if recognized.
Recently Adopted Accounting Standards
In July 2015, the FASB issued an update to the Topic Inventory. This update requires reporting entities measuring inventories under the first-in, first-out or average cost methods to measure inventory at the lower of cost or net realizable value, where net realizable value is "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." Inventory was previously required to be measured at the lower of cost or market value, where the measurement of market value had several potential outcomes. On January 1, 2017, we adopted this update. The adoption of these provisions did not have an impact on our financial statements.

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
In October 2016, the FASB issued an update to the Topic Statement of Cash Flows. This update clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Restricted cash will now be included in the cash and cash equivalent balances in the statement of cash flows. Reconciliations between the balance sheet and the statement of cash flows, along with additional disclosures if certain criteria are met, are now required as well. This update is applicable to us and will be effective for interim periods beginning in 2018, with early adoption permitted. The amendments in this update are to be applied retrospectively. This update will affect the presentation of restricted cash and cash equivalents on the statement of cash flows, but will otherwise not have a material impact to our financial statements. We expect to adopt the provisions in this update effective January 1, 2018.
In March 2017, the FASB issued an update to the Topic Compensation – Retirement Benefits. This update amends the guidance on the consolidated statement of income presentation of the components of net periodic benefit cost related to defined benefit pension and postretirement plans. Under current GAAP, components of net periodic benefit cost are aggregated and reported net in the consolidated statements of income as part of operating income. This update requires entities to disaggregate the service cost component of net periodic benefit cost and present it with other current compensation costs within operating income. Other components of net periodic benefit cost are required to be classified outside of operating income within the consolidated statements of income. These changes to classification within the consolidated statements of income will result in no changes to net income. This update will be effective for us in 2018 with retrospective presentation. The impact of this update on our consolidated statements of income for the three months ended March 31, 2017 and 2016 would be a reduction of Operating Income, along with a corresponding increase to Other Income (Expense), of $6.9 million and $6.6 million, respectively. The impact of this update on our consolidated statement of income for the year ended December 31, 2016 would be a reduction of Operating Income, along with a corresponding increase to Other Income (Expense), of $4.8 million, which includes a Mark to Market loss of $21.5 million.
NOTE 2 – ACQUISITIONS
GE Hitachi Nuclear Energy Canada Inc. Acquisition
On December 16, 2016, our subsidiary BWXT Canada Ltd. acquired the outstanding stock of the GE Hitachi Nuclear Energy Canada Inc. joint venture for CAD 157.9 million ($117.8 million U.S. Dollar equivalent), subject to customary working capital, cash and debt adjustments, which was renamed BWXT Nuclear Energy Canada Inc. ("NEC"). NEC is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems and replacement components for CANDU reactors and has approximately 350 employees. NEC operates two facilities licensed by the CNSC to fabricate natural uranium fuel in Peterborough and Toronto, Ontario, Canada as well as a third facility in Arnprior, Ontario, Canada. The acquisition of NEC expanded our existing commercial nuclear products and services portfolio, allowing us to leverage our technology-based competencies in offering new products and services related to plant life extensions as well as the ongoing maintenance of nuclear power generation equipment and is reported within our Nuclear Power Group segment.
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
Our condensed consolidated financial statement for the three months ended March 31, 2017 includes $26.6 million of revenues and $3.2 million of net income from NEC. Additionally, the following unaudited pro forma financial information presents our results of operations for the three months ended March 31, 2016 had the acquisition of NEC occurred on January 1, 2015. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2015. This information is presented for comparative purposes only and should not be taken as representative of our future consolidated results of operations.

Three Months Ended
March 31, 2016
(In thousands, except per share amounts)
Revenues	$383,691
Net Income Attributable to BWX Technologies, Inc.	$48,125
Basic Earnings per Common Share	$0.46
Diluted Earnings per Common Share	$0.45
The unaudited pro forma results include the following pre-tax adjustments to the historical results presented above:

•	Increase in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of approximately $2.0 million for the three months ended March 31, 2016.

•	Elimination of historical interest income of approximately $0.1 million for the three months ended March 31, 2016.

•
Additional interest expense associated with the incremental borrowings that would have been incurred to acquire NEC as of January 1, 2015 of approximately $0.6 million for the three months ended March 31, 2016.

•	Additional accretion associated with asset retirement obligations of approximately $0.4 million for the three months ended March 31, 2016.

•	Additional depreciation expense associated with the fair value adjustment of property, plant and equipment of approximately $0.2 million for the three months ended March 31, 2016.
NOTE 3 – PENSION PLANS AND POSTRETIREMENT BENEFITS
Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
	(In thousands)
Service cost	$2,151	$1,850	$154	$151
Interest cost	13,513	13,689	540	541
Expected return on plan assets	(20,837)	(20,617)	(595)	(576)
Amortization of prior service cost (credit)	525	482	(79)	(76)
Net periodic benefit (income) cost	$(4,648)	$(4,596)	$20	$40
NOTE 4 – COMMITMENTS AND CONTINGENCIES
Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 11 to the consolidated financial statements in Part II of our 2016 10-K.
Investigations and Litigation
Apollo and Parks Township
In January 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against Babcock & Wilcox Power Generation Group, Inc. ("B&W PGG"), Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc. and now known as BWXT Technical Services Group, Inc. (the "BWXT Parties") and Atlantic Richfield Company ("ARCO") in the U.S. District Court for the Western District of Pennsylvania. Since January 2010, additional suits were filed by additional plaintiffs, and there are currently 17 lawsuits pending in the U.S. District Court for the Western District of Pennsylvania against the BWXT Parties and ARCO, including the most recent lawsuits filed in June and October 2015. In total, the suits presently involve approximately 107 primary claimants. The primary claimants allege, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation and/or decommissioning of two former nuclear fuel processing facilities located in the Borough of Apollo and Parks Township, Pennsylvania (collectively, the "Apollo and Parks Litigation"). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO ("NUMEC"), which was acquired by

B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages, and in November 2014 delivered a demand of $125.0 million for the settlement of all then-filed actions. While we consider the likelihood of the plaintiffs' recovery to be remote, solely on the basis of this demand we estimate the range of a possible loss at between $0.0 million and $125.0 million. In connection with the spin-off, we agreed to indemnify B&W PGG and its affiliates for any losses arising from the Apollo and Parks Litigation pursuant to the Master Separation Agreement.
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
At the time of ARCO's sale of NUMEC stock to B&W PGG, B&W PGG received an indemnity and hold harmless agreement from ARCO, which has been assigned to BWXT and its affiliates, with respect to claims and liabilities arising prior to or as a result of conduct or events predating the acquisition.
Insurance coverage and/or the ARCO indemnity currently provides coverage for the claims alleged in the Apollo and Parks Litigation, although no assurance can be given that insurance and/or the indemnity will be available or sufficient in the event of liability, if any.
mPower
In April 2014, BWXT announced plans to restructure our mPower program for the development of our mPower reactor to focus on technology development. Since then, BWXT has worked with the DOE, Bechtel - our partner in GmP - and other stakeholders and potential investors in continuing efforts to restructure the mPower program in light of deteriorated market conditions. Although BWXT continued to invest in the program during 2014 and 2015 at the rate of approximately $15.0 million annually, on July 13, 2015, Bechtel provided a written notice asserting that BWXT and GmP were in material breach of the GmP Limited Liability Company Agreement dated February 28, 2011 (the "GmP LLC Agreement"). BWXT asserted, among other things, that it had the right under the LLC Agreement to terminate the mPower program and Bechtel was therefore not entitled to any return of its investment. In October 2015, BWXT and Bechtel agreed to a 60-day period of negotiations for the purpose of negotiating a resolution of these matters, which was subsequently extended.
On March 2, 2016, BWXT entered into a Framework Agreement with Bechtel, BWXT Modular Reactors, LLC and BDC NexGen Power, LLC for the potential restructuring and restart of our mPower program (the "Framework Agreement"). The Framework Agreement provides that during a 12-month fundraising period beginning on the effective date of the Framework Agreement, Bechtel must attempt to secure funding from third parties (including the DOE) to complete development of the mPower Plant design sufficient to achieve design certification by the U.S. Nuclear Regulatory Commission. During this fundraising period, BWXT continued advancing the mPower design through in-kind engineering services within our previously announced planned mPower project spending of no more than $10.0 million per year.
Under the Framework Agreement, in the event that Bechtel determines in its sole discretion that the mPower program should not be restarted, whether due to (1) adequate third party funding not being secured, (2) the parties being unable to finalize the new GmP limited liability company agreement and other related ancillary agreements, or (3) otherwise, the mPower program would be terminated, GmP would be dissolved and Bechtel would be entitled to payment of a settlement amount of $30.0 million (the "Settlement Amount"). In the quarter ended March 31, 2016, we recognized the $30.0 million Settlement Amount and deconsolidated GmP, which resulted in the recognition of an approximate $13.6 million gain.
On March 16, 2017, we paid the Settlement Amount to Bechtel following the receipt of Bechtel's notice that the mPower program would not be restarted following the expiration of the fundraising period. BWXT and Bechtel are currently working to complete the dissolution of GmP.
Our sole liability and Bechtel's sole remedy arising out of the Framework Agreement is our obligation to pay, and Bechtel's right to receive, respectively, the Settlement Amount. Any and all other previously existing claims, demands or actions between Bechtel and us arising out of the GmP LLC Agreement and related ancillary agreements, whether known or unknown (including Bechtel's previously asserted breach claim for $120.0 million), were released upon our delivery of a letter of credit equal in value to the Settlement Amount on March 2, 2016.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS
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
We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our condensed consolidated balance sheets. Based on the hedge designation at the inception of the contract, the related gains and losses on these contracts are deferred in stockholders' equity as a component of accumulated other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in Other – net in our condensed consolidated statements of income. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of Other – net in our condensed consolidated statements of income.
We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At March 31, 2017, we had deferred approximately $0.1 million of net losses on these derivative financial instruments in accumulated other comprehensive income. Assuming market conditions continue, we expect to recognize substantially all of this amount in the next 12 months.
At March 31, 2017, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $34.4 million at March 31, 2017, with maturities extending to December 2019. These instruments consist primarily of contracts to purchase or sell Canadian dollars. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.
The following tables summarize our derivative financial instruments at March 31, 2017 and December 31, 2016:

	Asset and Liability Derivatives
	March 31, 2017	December 31, 2016
	(In thousands)
Derivatives Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable – other	$192	$70
Other assets	$110	$—
Accounts payable	$361	$462

The effects of derivatives on our financial statements are outlined below:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
FX Forward Contracts:
Amount of gain recognized in other comprehensive income	$376	$1,295
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings: effective portion
Location
Revenues	$(4)	$(23)
Cost of operations	$54	$1,151
NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at March 31, 2017:

	3/31/2017	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Equities	21	21	—	—
Available-for-sale securities
U.S. Government and agency securities	9,045	9,045	—	—
Corporate bonds	4,613	1,497	3,116	—
Equities	4,345	—	4,345	—
Mutual funds	4,377	—	4,377	—
Asset-backed securities and collateralized mortgage obligations	196	—	196	—
Commercial paper	250	—	250	—
Total	$22,847	$10,563	$12,284	$—
The following is a summary of our investments measured at fair value at December 31, 2016:

	12/31/2016	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Corporate bonds	$2,302	$2,302	$—	$—
Equities	38	38	—	—
Available-for-sale securities
U.S. Government and agency securities	8,404	8,404	—	—
Corporate bonds	3,312	—	3,312	—
Equities	4,582	—	4,582	—
Mutual funds	4,183	—	4,183	—
Asset-backed securities and collateralized mortgage obligations	209	—	209	—
Commercial paper	500	—	500	—
Total	$23,530	$10,744	$12,786	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At March 31, 2017 and December 31, 2016, we had forward contracts outstanding to purchase or sell Canadian dollars, with a total fair value of $(0.1) million and $(0.4) million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at March 31, 2017 and December 31, 2016.
NOTE 7 – STOCK-BASED COMPENSATION
Total stock-based compensation for all of our plans recognized for the three months ended March 31, 2017 and 2016 totaled $4.7 million and $2.9 million, respectively, with associated tax benefit totaling $1.6 million and $1.0 million, respectively.
NOTE 8 – ACCELERATED SHARE REPURCHASE AGREEMENT
On September 15, 2016, the Company entered into a $200 million accelerated share repurchase agreement (the "ASR Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Pursuant to the terms of the ASR Agreement, on September 16, 2016, the Company paid Wells Fargo $200 million in cash and received 4,135,435 shares of the Company's common stock. In March 2017, the final settlement of the ASR Agreement was completed, and the Company received an additional 846,568 shares of the Company's common stock. The total number of shares repurchased under the ASR Agreement was 4,982,003 shares at an average price of $40.14 per share based on the volume-weighted average stock price of the Company's common stock traded during the term of the ASR Agreement, less a customary discount.
The Company immediately reduced the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share as of the dates the initial and final repurchases of shares were physically delivered. The ASR Agreement was accounted for as a treasury stock transaction and forward stock purchase contract. The shares were recorded in treasury stock in the Company's condensed consolidated balance sheet. The forward stock purchase contract was indexed to the Company's own stock and classified as an equity instrument.

NOTE 9 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. In connection with our segment reporting change, we have revised historical amounts to conform to current segment presentation. An analysis of our operations by reportable segment is as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
REVENUES:
Nuclear Operations Group	$325,081	$295,255
Nuclear Services Group	27,854	33,994
Nuclear Power Group	77,674	36,199
Adjustments and Eliminations (1)	(2,380)	(622)
	$428,229	$364,826

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Nuclear Operations Group Transfers	$(195)	$(77)
Nuclear Services Group Transfers	(2,157)	(308)
Nuclear Power Group Transfers	(28)	(237)
	$(2,380)	$(622)
OPERATING INCOME:
Nuclear Operations Group	$73,248	$64,942
Nuclear Services Group	662	5,803
Nuclear Power Group	13,798	6,954
Other	(1,612)	(1,890)
	$86,096	$75,809
Unallocated Corporate (2)	(2,891)	(3,200)
mPower Framework Agreement	—	(30,000)
Total Operating Income	$83,205	$42,609
Other Income (Expense):
Interest income	137	138
Interest expense	(3,517)	(1,694)
Other – net	553	24,071
Total Other Income (Expense)	(2,827)	22,515
Income before Provision for Income Taxes	$80,378	$65,124

(2)	Unallocated corporate includes general corporate overhead not allocated to segments.

	March 31, 2017	December 31, 2016
	(In thousands)
SEGMENT ASSETS:
Nuclear Operations Group	$857,225	$854,310
Nuclear Services Group	160,807	169,850
Nuclear Power Group	331,826	315,687
Other	1,828	3,156
Total Segment Assets	1,351,686	1,343,003
Corporate Assets	266,240	236,812
Total Assets	$1,617,926	$1,579,815

NOTE 10 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except share and per share amounts)
Basic:
Net income attributable to BWX Technologies, Inc. (1)	$55,719	$49,631
Weighted average common shares	99,444,910	104,364,141
Basic earnings per common share (1)	$0.56	$0.48
Diluted:
Net income attributable to BWX Technologies, Inc. (1)	$55,719	$49,631
Weighted average common shares (basic)	99,444,910	104,364,141
Effect of dilutive securities:
Stock options, restricted stock and performance shares (1)(2)	1,246,058	1,503,807
Adjusted weighted average common shares (1)	100,690,968	105,867,948
Diluted earnings per common share (1)	$0.55	$0.47

(1)
Net income attributable to BWX Technologies, Inc. and the resulting basic and diluted earnings per common share for the three months ended March 31, 2016 have been adjusted from amounts previously reported to reflect the early adoption of the FASB update to the Topic Compensation – Stock Compensation.

(2)	At March 31, 2017 and 2016, we have excluded from our diluted share calculation 103,608 and 385,919 shares, respectively, as their effect would have been antidilutive.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 of this report and the audited consolidated financial statements and the related notes and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended December 31, 2016 (our "2016 10-K").
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
We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors. We have discussed many of these factors in more detail elsewhere in this report and in Item 1A "Risk Factors" in our 2016 10-K. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
GENERAL
We operate in three reportable segments: Nuclear Operations Group, Nuclear Services Group and Nuclear Power Group. Our reportable segments reflect changes we made during the first quarter of 2017 in the manner for which our segment operating information is reported for purposes of assessing operating performance and allocating resources. Prior to 2017, we reported three segments: Nuclear Operations, Nuclear Energy and Technical Services. The U.S. nuclear services business, a component of our former Nuclear Energy segment, is now reported in our Nuclear Services Group segment along with our former Technical Services segment. The remainder of our former Nuclear Energy segment is now reported in our Nuclear Power Group segment, which comprises our Canadian operations, including the recently acquired BWXT Nuclear Energy Canada Inc. ("NEC"). Our Nuclear Operations Group segment represents our former Nuclear Operations segment. The change in our reportable segments had no impact on our previously reported consolidated results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this report. In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues. We are currently exploring growth strategies across our segments to expand and complement our existing businesses. We would expect to fund these opportunities with cash on hand or by raising additional capital through debt, equity or some combination thereof.
Nuclear Operations Group
The revenues of our Nuclear Operations Group segment are largely a function of defense spending by the U.S. Government. Through this segment, we engineer, design and manufacture precision naval nuclear components and reactors for the DOE/NNSA's Naval Nuclear Propulsion Program. As a supplier of major nuclear components for certain U.S. Government programs, this segment is a significant participant in the defense industry.
Nuclear Services Group
Our Nuclear Services Group segment provides various services to the U.S. Government and the commercial nuclear industry primarily in the U.S. The revenues and equity in income of investees under our U.S. Government contracts are largely a function of spending of the U.S. Government and the performance scores we and our consortium partners earn in managing and operating high-consequence operations at U.S. nuclear weapons sites and national laboratories. With its specialized capabilities of full life-cycle management of special materials, facilities and technologies, we believe our Nuclear Services Group segment is well-positioned to continue to participate in the continuing cleanup, operation and management of critical government-owned nuclear sites, laboratories and manufacturing complexes maintained by the DOE, NASA and other federal agencies.
This segment is also engaged in inspection and maintenance services for the commercial nuclear industry primarily in the U.S. These services include the inspection of steam generators and heat exchangers, high pressure water lancing, non-destructive examination and the development of customized tooling solutions. This segment also offers complete advanced fuel and reactor engineering, licensing and manufacturing services for new advanced nuclear reactors.
Nuclear Power Group
Through this segment, we design and manufacture commercial nuclear steam generators, heat exchangers, pressure vessels, reactor components, and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level nuclear waste. This segment is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems and related services for CANDU nuclear power plants. This segment also provides a variety of engineering and in-plant services and is a significant supplier to nuclear power utilities undergoing major refurbishment projects.
Our Nuclear Power Group segment's overall activity primarily depends on the demand and competitiveness of nuclear energy. The activity of this segment depends on the timing of maintenance outages primarily in the Canadian market and the cyclical nature of capital expenditures and major refurbishments for nuclear utility customers, which could cause variability in our financial results.
GE Hitachi Nuclear Energy Canada Inc. Acquisition
On December 16, 2016, our subsidiary BWXT Canada Ltd. acquired the outstanding stock of the GE Hitachi Nuclear Energy Canada Inc. joint venture, which was renamed BWXT Nuclear Energy Canada Inc. ("NEC"). NEC is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems and replacement components for CANDU reactors and has approximately 350 employees. NEC operates two facilities licensed by the CNSC to fabricate natural uranium fuel in Peterborough and Toronto, Ontario, Canada as well as a third facility in Arnprior, Ontario, Canada. The acquisition of NEC expanded our existing commercial nuclear products and services portfolio, allowing us to leverage our technology-based competencies in offering new products and services related to plant life extensions as well as the ongoing maintenance of nuclear power generation equipment and is reported within our Nuclear Power Group segment.
For additional information on the acquisition of NEC, see Note 2 to our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of

Operations" in our 2016 10-K. There have been no material changes to our policies during the three months ended March 31, 2017.
Accounting for Contracts
As of March 31, 2017, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the three months ended March 31, 2017 and 2016, we recognized net changes in estimates related to long-term contracts accounted for on the percentage-of-completion basis, which increased operating income by approximately $4.9 million and $2.3 million, respectively.
RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2017 VS. THREE MONTHS ENDED MARCH 31, 2016
Selected financial highlights are presented in the table below:

	Three Months Ended March 31,
	2017	2016	$ Change
	(in thousands)
REVENUES:
Nuclear Operations Group	$325,081	$295,255	$29,826
Nuclear Services Group	27,854	33,994	(6,140)
Nuclear Power Group	77,674	36,199	41,475
Adjustments and Eliminations	(2,380)	(622)	(1,758)
	$428,229	$364,826	$63,403
OPERATING INCOME:
Nuclear Operations Group	$73,248	$64,942	$8,306
Nuclear Services Group	662	5,803	(5,141)
Nuclear Power Group	13,798	6,954	6,844
Other	(1,612)	(1,890)	278
	$86,096	$75,809	$10,287
Unallocated Corporate	(2,891)	(3,200)	309
mPower Framework Agreement	—	(30,000)	30,000
Total Operating Income	$83,205	$42,609	$40,596
Consolidated Results of Operations
Consolidated revenues increased 17.4%, or $63.4 million, to $428.2 million in the three months ended March 31, 2017 compared to $364.8 million for the corresponding period in 2016, due to increases in revenues from our Nuclear Operations Group and Nuclear Power Group segments totaling $29.8 million and $41.5 million, respectively. These increases were slightly offset by a decrease in revenues in our Nuclear Services Group segment of $6.1 million.
Consolidated operating income increased $40.6 million to $83.2 million in the three months ended March 31, 2017 compared to $42.6 million for the corresponding period of 2016. We experienced operating income improvements in our Nuclear Operations Group, Nuclear Power Group and Other segments of $8.3 million, $6.8 million and $0.3 million, respectively, as well as a decrease in unallocated corporate expenses of $0.3 million. The increase was also driven by the recognition of a $30.0 million charge related to the mPower Framework Agreement, which we entered into in the quarter ended March 31, 2016 for the potential restructuring and restart of the mPower program. These increases were offset by lower operating income in our Nuclear Services Group segment of $5.1 million.

Nuclear Operations Group

	Three Months Ended March 31,
	2017	2016	$ Change
	(in thousands)
Revenues	$325,081	$295,255	$29,826
Operating Income	73,248	64,942	8,306
% of Revenues	22.5%	22.0%
Revenues increased 10.1%, or $29.8 million, to $325.1 million in the three months ended March 31, 2017 compared to $295.3 million for the corresponding period of 2016. The increase was attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs of $17.3 million as well as our naval nuclear fuel and downblending operations of $10.7 million.
Operating income increased $8.3 million to $73.2 million in the three months ended March 31, 2017 compared to $64.9 million for the corresponding period of 2016. The increase in operating income was primarily driven by the increase in revenue noted above as well as net favorable changes in estimates related to certain long-term contracts accounted for on the percentage-of-completion basis.
Nuclear Services Group

	Three Months Ended March 31,
	2017	2016	$ Change
	(in thousands)
Revenues	$27,854	$33,994	$(6,140)
Operating Income	662	5,803	(5,141)
% of Revenues	2.4%	17.1%
Revenues decreased 18.1%, or $6.1 million, to $27.9 million in the three months ended March 31, 2017 compared to $34.0 million for the corresponding period of 2016. The decrease was primarily attributable to the timing of maintenance outages in the commercial U.S. nuclear utility market.
Operating income decreased $5.1 million to $0.7 million in the three months ended March 31, 2017 compared to $5.8 million in the corresponding period of 2016. The decrease was primarily attributable to the decrease in revenue associated with our U.S. nuclear services business noted above. In addition, we experienced lower fee income of $1.2 million related to a joint venture project in Idaho that was transitioned to a third party during 2016.
Nuclear Power Group

	Three Months Ended March 31,
	2017	2016	$ Change
	(in thousands)
Revenues	$77,674	$36,199	$41,475
Operating Income	13,798	6,954	6,844
% of Revenues	17.8%	19.2%
Revenues increased 114.6%, or $41.5 million, to $77.7 million in the three months ended March 31, 2017 compared to $36.2 million for the corresponding period of 2016. The increase is primarily attributable to the acquisition of NEC in the fourth quarter ended December 31, 2016, which produced revenues totaling $26.6 million in the three month period ended March 31, 2017. Revenue in our nuclear equipment business increased $17.4 million primarily due to design and manufacturing work associated with major life extension and refurbishment projects for the Canadian nuclear market, that included the fabrication of replacement steam generators, reactor components and containers for the storage of spent nuclear fuel and other high-level waste. These increases were partially offset by a lower volume of outage projects when compared to the same period of the prior year, resulting in a decrease in revenue of $2.5 million for our legacy services business in Canada when compared to the same period in the prior year.

Operating income increased $6.8 million to $13.8 million in the three months ended March 31, 2017 compared to $7.0 million for the corresponding period of 2016, primarily due to the acquisition of NEC and the increase in revenue associated with our legacy equipment business.
Other

	Three Months Ended March 31,
	2017	2016	$ Change
	(in thousands)
Operating Income	(1,612)	(1,890)	278
Operating income increased $0.3 million to a loss of $1.6 million in the three months ended March 31, 2017 compared to a loss of $1.9 million for the corresponding period of 2016.
Unallocated Corporate
Unallocated corporate expenses decreased $0.3 million to $2.9 million for the three months ended March 31, 2017 compared to $3.2 million for the corresponding period of 2016, primarily due to lower healthcare claims when compared to the three months ended March 31, 2016.
Provision for Income Taxes

	Three Months Ended March 31,
	2017	2016	$ Change
	(in thousands)
Income before Provision for Income Taxes	$80,378	$65,124	$15,254
Provision for Income Taxes	$24,592	$15,390	$9,202
Effective Tax Rate	30.6%	23.6%
We primarily operate in the U.S. and Canada, and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 35% and our Canadian tax provision based on the Canadian local statutory rate of approximately 25%.
Our effective tax rate for the three months ended March 31, 2017 was approximately 30.6% as compared to 23.6% for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 was lower than our statutory rate primarily due to a $2.3 million benefit recognized for excess tax benefits related to employee share-based payments. The effective tax rate for the three months ended March 31, 2016 was lower than our statutory rate primarily due to the $13.6 million non-taxable gain recognized related to the deconsolidation of Generation mPower LLC.
Backlog
Backlog is not a measure defined by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. We generally include expected revenue from contracts in our backlog when we receive written confirmation from our customers authorizing the performance of work and a commitment from the customer to payment for work performed. We are subject to the budgetary and appropriation cycle of the U.S. Government as it relates to our Nuclear Operations Group and Nuclear Services Group segments. Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers. We do not include orders of our unconsolidated joint ventures in backlog. These unconsolidated joint ventures are primarily included in our Nuclear Services Group segment.

	March 31, 2017	December 31, 2016
	(Unaudited) (In approximate millions)
Nuclear Operations Group	$3,405	$3,485
Nuclear Services Group	36	24
Nuclear Power Group	478	474
Total Backlog	$3,919	$3,983
Of the March 31, 2017 backlog, we expect to recognize revenues as follows:

	2017	2018	Thereafter	Total
	(Unaudited) (In approximate millions)
Nuclear Operations Group	$1,031	$1,176	$1,198	$3,405
Nuclear Services Group	18	6	12	36
Nuclear Power Group	144	112	222	478
Total Backlog	$1,193	$1,294	$1,432	$3,919
At March 31, 2017, Nuclear Operations Group backlog with the U.S. Government was $3,398.5 million, of which $313.0 million had not yet been funded.
At March 31, 2017, Nuclear Services Group backlog with the U.S. Government was $11.1 million, all of which was funded.
At March 31, 2017, Nuclear Power Group had no backlog with the U.S. Government.
Major new awards from the U.S. Government are typically received following congressional approval of the budget for the government's next fiscal year, which starts October 1, and may not be awarded to us before the end of the calendar year. Due to the fact that most contracts awarded by the U.S. Government are subject to these annual funding approvals, the total values of the underlying programs are significantly larger. In April 2016, we were awarded a component and fuel contract, along with a three-year downblending contract by the U.S. Government with a combined value in excess of $3.0 billion, inclusive of unexercised options.
As of March 31, 2017, the U.S. Government had awarded BWXT approximately $2.2 billion of the April 2016 award. The value of unexercised options as of March 31, 2017 was approximately $0.8 billion, which are expected to be exercised periodically through 2018, subject to annual congressional appropriations.
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
The Amended Credit Agreement is (1) guaranteed by substantially all of our wholly owned domestic subsidiaries, excluding our captive insurance subsidiary, and (2) secured by first-priority liens on certain assets owned by us and the guarantors (other than our subsidiaries comprising our Nuclear Operations Group and a portion of our Nuclear Services Group segments).
The Amended Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. We began making quarterly amortization payments on the $300 million term loan in an amount equal to 1.25% of the aggregate principal amount in the first quarter of 2016. We began making quarterly amortization payments on the U.S. dollar term loan facility in an amount equal to 1.25% of the aggregate principal amount in the fourth quarter of 2016. We began making quarterly amortization payments on the Canadian dollar term loan facility in an amount equal to 1.25% of the aggregate principal amount in the first quarter of 2017. We may prepay all loans under the Amended Credit Agreement at any time without premium or penalty (other than customary Eurocurrency Rate breakage costs), subject to notice requirements.
The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the Amended Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At March 31, 2017, we were in compliance with all covenants set forth in the Amended Credit Agreement.
Outstanding loans under the Amended Credit Agreement bear interest at our option at either the Eurocurrency Rate plus a margin ranging from 1.25% to 1.75% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one-month Eurocurrency Rate plus 1.0%, or the administrative agent's prime rate) plus a margin ranging from 0.25% to 0.75% per year. We are charged a commitment fee on the unused portion of the revolving credit facility, and that fee varies between 0.15% and 0.25% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Amended Credit Agreement, and a letter of credit fee of between 0.75% and 1.05% per year is charged with respect to the amount of each performance letter of credit issued under the Amended Credit Agreement. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the current leverage ratio, the applicable margin for Eurocurrency Rate loans is 1.50%, the letter of credit fee for financial letters of credit is 1.50%, the letter of credit fee for performance letters of credit is 0.90% and the commitment fee for unused portions of the revolving credit facility is 0.225%.
Upon the closing of the Credit Agreement and the subsequent Amendment, we paid certain upfront fees to the lenders thereunder, and paid arrangement and other fees to the arrangers and agents of the Amended Credit Agreement.
At March 31, 2017, borrowings outstanding totaled $525.9 million and $50.0 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the Amended Credit Agreement totaled $125.1 million. As a result, we had $224.9 million available for borrowings or to meet letter of credit requirements as of March 31, 2017, excluding the additional $250 million available to us for term loan, revolving credit borrowings and letter of credit commitments. As of March 31, 2017, the weighted-average interest rate on outstanding borrowings under our Amended Credit Agreement was 2.32%, which includes an applicable interest rate for the revolving credit facility of 2.41%.
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
Other Arrangements
We have posted surety bonds to support contractual obligations to customers and certain government agencies relating to certain projects and performance obligations. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing project requirements for the next 12 months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2017, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $2.9 million.
Long-term Benefit Obligations
Our unfunded pension and postretirement benefit obligations totaled $364.5 million at March 31, 2017. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. We expect to make contributions of approximately $21.1 million for the remainder of 2017 related to our pension plans and postretirement plans.
Other
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Domestic	$81,245	$92,680
Foreign	46,315	65,449
Total	$127,560	$158,129
Our working capital increased by approximately $107.4 million to $361.1 million at March 31, 2017 from $253.7 million at December 31, 2016, primarily attributable to an increase in trade accounts receivable and a decrease in current liabilities associated with the payment of accrued incentives and the mPower Framework Agreement settlement payment that occurred during the three months ended March 31, 2017.
Our net cash used in operations increased by $42.0 million to $54.8 million in the three months ended March 31, 2017, compared to cash used in operations of $12.8 million in the three months ended March 31, 2016. The increase in cash used in operations was largely attributable to the increases in working capital discussed above.
Our net cash used in investing activities increased by $0.7 million to $14.7 million in the three months ended March 31, 2017 compared to cash used in investing activities of $14.0 million in the three months ended March 31, 2016. The increase in cash used in investing activities was primarily attributable to an increase in purchases of property, plant and equipment.
Our net cash provided by financing activities increased by $99.8 million to $38.7 million in the three months ended March 31, 2017, compared to cash used in financing activities of $61.1 million in the three months ended March 31, 2016. The increase in cash provided by financing activities was primarily attributable to a net increase in borrowings under the Credit Agreement of $43.1 million and a decrease in repurchases of common shares of $50.0 million during the three months ended March 31, 2017 when compared to the same period in the prior year.
At March 31, 2017, we had restricted cash and cash equivalents totaling $8.8 million, $2.9 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $5.9 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At March 31, 2017, we had short-term and long-term investments with a fair value of $22.8 million. Our investment portfolio consists primarily of U.S. Government and agency securities, money-market funds, mortgage-backed securities, corporate bonds and equities. Our investments are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income.
Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next 12 months.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2016 10-K.

Item 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
For information regarding ongoing investigations and litigation, see Note 4 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A.	RISK FACTORS
In addition to the other information in this report, the other factors presented in Item 1A. Risk Factors in our 2016 10-K are some of the factors that could materially affect our business, financial condition or future results. There have been no material changes to our risk factors from those disclosed in our 2016 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the quarter ended March 31, 2017. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2017 - January 31, 2017	4,751	$40.65	—	$43.0
February 1, 2017 - February 28, 2017	100	$41.57	—	$193.0
March 1, 2017 - March 31, 2017 (3)	951,107	$47.21	846,568	$193.0
Total	955,958	$47.18	846,568

(1)
Includes 4,751 shares, 100 shares and 104,539 shares repurchased during January, February and March, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

(2)
On November 4, 2015, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $300 million during a two-year period that expires on February 26, 2018. On February 27, 2017, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $150 million during a three-year period that expires on February 24, 2020. The February 2017 authorization was in addition to the share repurchase amount authorized in November 2015.

(3)
Includes 846,568 shares delivered on March 24, 2017 pursuant to the terms of our accelerated share repurchase agreement with Wells Fargo Bank, National Association dated September 15, 2016. The final settlement of the accelerated share repurchase agreement did not further reduce the aggregate market value of shares that may yet be purchased as part of our authorized repurchase program discussed in footnote 2 above. See Note 8 to our unaudited condensed consolidated financial statements in Part I of this report for additional information regarding the accelerated share repurchase agreement.

Item 6.	EXHIBITS

Exhibit Number	Description
2.1*
Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and BWXT (formerly The Babcock & Wilcox Company) (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

2.2*
Master Separation Agreement, dated as of June 8, 2015, between BWXT (formerly The Babcock & Wilcox Company) and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to BWXT's Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

3.1*
Restated Certificate of Incorporation of BWXT (formerly The Babcock & Wilcox Company) (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2*
Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to BWXT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

3.3*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to BWXT's Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

10.1+	Form of Non-Employee Director Grant Letter.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.

+	Management contract or compensatory plan or arrangement.

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

May 1, 2017

EXHIBIT INDEX

Exhibit Number	Description
2.1*
Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and BWXT (formerly The Babcock & Wilcox Company) (incorporated by reference to Exhibit 2.1 to The Babcock & Wilcox Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

2.2*
Master Separation Agreement, dated as of June 8, 2015, between BWXT (formerly The Babcock & Wilcox Company) and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to BWXT's Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

3.1*
Restated Certificate of Incorporation of BWXT (formerly The Babcock & Wilcox Company) (incorporated by reference to Exhibit 3.1 to The Babcock & Wilcox Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2*
Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to BWXT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

3.3*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to BWXT's Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

10.1+	Form of Non-Employee Director Grant Letter.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.

+	Management contract or compensatory plan or arrangement.