Form 10-Q
period 2017-06-30
BWX Technologies, Inc.
filed 2017-08-07
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 __________________________________________________
FORM 10-Q
 __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at August 3, 2017 was 99,322,021.

BWX TECHNOLOGIES, INC.
INDEX - FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2017	December 31, 2016
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$147,930	$125,641
Restricted cash and cash equivalents	7,089	6,130
Investments	4,446	14,517
Accounts receivable – trade, net	145,980	135,950
Accounts receivable – other	10,510	25,221
Contracts in progress	400,455	356,793
Other current assets	29,134	29,319
Total Current Assets	745,544	693,571
Property, Plant and Equipment	945,963	922,641
Less accumulated depreciation	647,749	622,955
Net Property, Plant and Equipment	298,214	299,686
Investments	9,133	9,013
Goodwill	214,933	210,788
Deferred Income Taxes	182,836	194,464
Investments in Unconsolidated Affiliates	41,225	42,854
Intangible Assets	113,001	114,748
Other Assets	19,852	14,691
TOTAL	$1,624,738	$1,579,815
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2017	December 31, 2016
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$27,609	$27,370
Accounts payable	68,537	99,983
Accrued employee benefits	60,372	81,793
Accrued liabilities – other	38,274	72,105
Advance billings on contracts	185,765	147,148
Accrued warranty expense	12,217	11,477
Total Current Liabilities	392,774	439,876
Long-Term Debt	489,322	497,724
Accumulated Postretirement Benefit Obligation	18,994	19,059
Environmental Liabilities	84,775	81,711
Pension Liability	340,772	357,049
Other Liabilities	33,800	33,986
Commitments and Contingencies (Note 4)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 125,220,307 and 124,149,609 shares at June 30, 2017 and December 31, 2016, respectively	1,252	1,241
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	87,657	22,018
Retained earnings	982,024	885,117
Treasury stock at cost, 25,937,314 and 24,858,809 shares at June 30, 2017 and December 31, 2016, respectively	(813,250)	(762,169)
Accumulated other comprehensive income	6,268	3,811
Stockholders' Equity – BWX Technologies, Inc.	263,951	150,018
Noncontrolling interest	350	392
Total Stockholders' Equity	264,301	150,410
TOTAL	$1,624,738	$1,579,815
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$410,011	$402,382	$838,240	$767,208
Costs and Expenses:
Cost of operations	271,382	265,076	567,612	513,886
Research and development costs	1,152	1,566	2,671	3,297
Gains on asset disposals and impairments, net	(31)	(50)	(31)	(50)
Selling, general and administrative expenses	48,488	52,040	99,638	97,249
mPower framework agreement	—	—	—	30,000
Total Costs and Expenses	320,991	318,632	669,890	644,382
Equity in Income of Investees	3,327	4,708	7,202	8,241
Operating Income	92,347	88,458	175,552	131,067
Other Income (Expense):
Interest income	211	267	348	405
Interest expense	(3,906)	(1,583)	(7,423)	(3,277)
Other – net	(170)	820	383	24,891
Total Other Income (Expense)	(3,865)	(496)	(6,692)	22,019
Income before Provision for Income Taxes	88,482	87,962	168,860	153,086
Provision for Income Taxes	27,062	29,465	51,654	44,855
Net Income	$61,420	$58,497	$117,206	$108,231
Net Income Attributable to Noncontrolling Interest	(157)	(125)	(224)	(228)
Net Income Attributable to BWX Technologies, Inc.	$61,263	$58,372	$116,982	$108,003
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.62	$0.56	$1.18	$1.04
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.61	$0.56	$1.16	$1.02
Shares used in the computation of earnings per share (Note 9):
Basic	99,166,205	103,527,603	99,305,558	103,945,872
Diluted	100,150,926	104,971,216	100,420,948	105,419,583
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited) (In thousands)
Net Income	$61,420	$58,497	$117,206	$108,231
Other Comprehensive Income (Loss):
Currency translation adjustments, net of tax provision of $0, $(47), $0 and $(734), respectively	2,044	37	2,835	2,113
Derivative financial instruments:
Unrealized gains arising during the period, net of tax provision of $(142), $(18), $(239) and $(352), respectively	409	51	688	1,012
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $58, $(5), $71 and $285, respectively	(170)	15	(207)	(823)
Amortization of benefit plan costs, net of tax benefit of $(157), $(142), $(313) and $(283), respectively	289	265	579	530
Investments:
Unrealized (losses) gains arising during the period, net of tax (provision) benefit of $(60), $278, $(130) and $(525), respectively	(1,210)	(511)	(1,304)	977
Reclassification adjustment for gains included in net income, net of tax provision of $6, $6, $14 and $12, respectively	(120)	(11)	(134)	(23)
Other Comprehensive Income (Loss)	1,242	(154)	2,457	3,786
Total Comprehensive Income	62,662	58,343	119,663	112,017
Comprehensive Income Attributable to Noncontrolling Interest	(157)	(125)	(224)	(228)
Comprehensive Income Attributable to BWX Technologies, Inc.	$62,505	$58,218	$119,439	$111,789
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2016	124,149,609	$1,241	$22,018	$885,117	$3,811	$(762,169)	$150,018	$392	$150,410
Net income	—	—	—	116,982	—	—	116,982	224	117,206
Dividends declared ($0.20 per share)	—	—	—	(20,075)	—	—	(20,075)	—	(20,075)
Currency translation adjustments	—	—	—	—	2,835	—	2,835	—	2,835
Derivative financial instruments	—	—	—	—	481	—	481	—	481
Defined benefit obligations	—	—	—	—	579	—	579	—	579
Available-for-sale investments	—	—	—	—	(1,438)	—	(1,438)	—	(1,438)
Exercise of stock options	790,922	8	18,637	—	—	—	18,645	—	18,645
Shares placed in treasury	—	—	39,907	—	—	(51,081)	(11,174)	—	(11,174)
Stock-based compensation charges	279,776	3	7,095	—	—	—	7,098	—	7,098
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(266)	(266)
Balance June 30, 2017 (unaudited)	125,220,307	$1,252	$87,657	$982,024	$6,268	$(813,250)	$263,951	$350	$264,301
Balance December 31, 2015	122,813,135	$1,228	$22,732	$739,350	$752	$(498,346)	$265,716	$13,919	$279,635
Net income	—	—	—	108,003	—	—	108,003	228	108,231
Dividends declared ($0.18 per share)	—	—	—	(18,881)	—	—	(18,881)	—	(18,881)
Currency translation adjustments	—	—	—	—	2,113	—	2,113	—	2,113
Derivative financial instruments	—	—	—	—	189	—	189	—	189
Defined benefit obligations	—	—	—	—	530	—	530	—	530
Available-for-sale investments	—	—	—	—	954	—	954	—	954
Exercise of stock options	684,222	7	14,950	—	—	—	14,957	—	14,957
Shares placed in treasury	—	—	—	—	—	(91,425)	(91,425)	—	(91,425)
Stock-based compensation charges	378,227	4	6,581	—	—	—	6,585	—	6,585
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(257)	(257)
Deconsolidation of Generation mPower LLC	—	—	—	—	—	—	—	(13,571)	(13,571)
Other	—	—	3,386	—	—	—	3,386	—	3,386
Balance June 30, 2016 (unaudited)	123,875,584	$1,239	$47,649	$828,472	$4,538	$(589,771)	$292,127	$319	$292,446
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$117,206	$108,231
Non-cash items included in net income from continuing operations:
Depreciation and amortization	28,199	24,669
Income of investees, net of dividends	987	(3,413)
Gains on asset disposals and impairments, net	(31)	(50)
Gain on deconsolidation of Generation mPower LLC	—	(13,571)
Recognition of losses for pension and postretirement plans	892	813
Stock-based compensation expense	7,098	6,030
Changes in assets and liabilities:
Accounts receivable	(154)	22,662
Accounts payable	(26,905)	10,285
Contracts in progress and advance billings on contracts	(3,869)	(76,044)
Income taxes	18,477	13,182
Accrued and other current liabilities	(39,325)	17,101
Pension liability, accrued postretirement benefit obligation and employee benefits	(43,790)	(29,016)
Other, net	5,238	(7,864)
NET CASH PROVIDED BY OPERATING ACTIVITIES	64,023	73,015
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash and cash equivalents	(959)	10,202
Purchases of property, plant and equipment	(28,747)	(18,479)
Purchases of securities	(12,049)	(15,467)
Sales and maturities of securities	19,986	5,305
Investments, net of return of capital, in equity method investees	211	(10,493)
Proceeds from asset disposals	140	50
Other, net	(24)	—
NET CASH USED IN INVESTING ACTIVITIES	(21,442)	(28,882)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the Credit Agreement	73,600	—
Repayments under Credit Agreement	(87,344)	(7,500)
Repurchase of common shares	—	(81,466)
Dividends paid to common shareholders	(20,139)	(19,024)
Exercise of stock options	14,608	14,957
Cash paid for shares withheld to satisfy employee taxes	(7,045)	(8,638)
Other	(266)	(257)
NET CASH USED IN FINANCING ACTIVITIES	(26,586)	(101,928)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	6,294	868
TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,289	(56,927)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,641	154,729
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$147,930	$97,802
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,049	$2,786
Income taxes (net of refunds)	$33,997	$32,939
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$3,886	$4,980
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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
Reportable Segments
We operate in three reportable segments: Nuclear Operations Group, Nuclear Services Group and Nuclear Power Group. Our reportable segments reflect changes we made during the first quarter of 2017 in the manner for which our segment operating information is reported for purposes of assessing operating performance and allocating resources. Prior to 2017, we reported three segments: Nuclear Operations, Nuclear Energy and Technical Services. The U.S. nuclear services business, a component of our former Nuclear Energy segment, is now reported in our Nuclear Services Group segment along with our former Technical Services segment. The remainder of our former Nuclear Energy segment is now reported in our Nuclear Power Group segment, which comprises our Canadian operations, including the recently acquired BWXT Nuclear Energy Canada Inc. Our Nuclear Operations Group segment represents our former Nuclear Operations segment. The change in our reportable segments had no impact on our previously reported consolidated results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this report. Our reportable segments are further described as follows:

•
Our Nuclear Operations Group segment manufactures naval nuclear reactors for the U.S. Department of Energy ("DOE")/National Nuclear Security Administration's ("NNSA") Naval Nuclear Propulsion Program, which in turn supplies them to the U.S. Navy for use in submarines and aircraft carriers. Through this segment, we own and operate manufacturing facilities located in Lynchburg, Virginia; Mount Vernon, Indiana; Euclid, Ohio; Barberton, Ohio; and Erwin, Tennessee. The Barberton and Mount Vernon locations specialize in the design and manufacture of heavy components. The Euclid facility fabricates electro-mechanical equipment and performs design, manufacturing, inspection, assembly and testing activities. The Lynchburg operations fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. Fuel for the naval nuclear reactors is provided by Nuclear Fuel Services, Inc. ("NFS"), one of our wholly owned subsidiaries. Located in Erwin, NFS also downblends Cold War-era government stockpiles of highly enriched uranium into material suitable for further processing into commercial nuclear reactor fuel.

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

•
Our Nuclear Power Group segment fabricates steam generators, nuclear fuel, fuel handling systems, pressure vessels, reactor components, heat exchangers, tooling delivery systems and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level waste, for nuclear utility customers. BWXT has supplied the nuclear industry with more than 1,300 large, heavy components worldwide and is the only heavy nuclear component, N-Stamp certified manufacturer in North America. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development, electrical and controls engineering and metallurgy and materials engineering. In addition, this segment offers in-plant inspection, maintenance and modification services for nuclear steam generators, heat exchangers, reactors, fuel handling systems and balance of plant equipment, as well as specialized non-destructive examination and tooling/repair solutions.

On December 16, 2016, our subsidiary BWXT Canada Ltd. acquired the outstanding stock of the GE Hitachi Nuclear Energy Canada Inc. joint venture, which was renamed BWXT Nuclear Energy Canada Inc. ("NEC"). NEC is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems and replacement components for CANDU reactors and has approximately 350 employees. NEC operates two facilities licensed by the Canadian Nuclear Safety Commission ("CNSC") to fabricate natural uranium fuel in Peterborough and Toronto, Ontario, Canada as well as a third facility in Arnprior, Ontario, Canada. The acquisition of NEC expanded our existing commercial nuclear products and services portfolio, allowing us to leverage our technology-based competencies in offering new products and services related to plant life extensions as well as the ongoing maintenance of nuclear power generation equipment. NEC is reported within our Nuclear Power Group segment. For additional information on the acquisition of NEC, see Note 2 to our condensed consolidated financial statements.
For financial information about our segments, see Note 8 to our condensed consolidated financial statements.
Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and the related footnotes included in our 2016 10-K.
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
Contracts and Revenue Recognition
We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man-hours or a cost-to-cost method, as applicable to the product or activity involved. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress towards completion as a percentage of the total project. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. We include revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in contracts in progress. We include in advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

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
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income included in stockholders' equity are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Currency translation adjustments	$9,746	$6,911
Net unrealized gain (loss) on derivative financial instruments	141	(340)
Unrecognized prior service cost on benefit obligations	(5,813)	(6,392)
Net unrealized gain on available-for-sale investments	2,194	3,632
Accumulated other comprehensive income	$6,268	$3,811
The amounts reclassified out of accumulated other comprehensive income by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$(9)	$(17)	$(13)	$(40)	Revenues
	237	(3)	291	1,148	Cost of operations
	228	(20)	278	1,108	Total before tax
	(58)	5	(71)	(285)	Provision for Income Taxes
	$170	$(15)	$207	$823	Net Income
Amortization of prior service cost on benefit obligations	$(446)	$(400)	$(892)	$(799)	Cost of operations
	—	(7)	—	(14)	Selling, general and administrative expenses
	(446)	(407)	(892)	(813)	Total before tax
	157	142	313	283	Provision for Income Taxes
	$(289)	$(265)	$(579)	$(530)	Net Income
Realized gain on investments	$126	$17	$148	$35	Other – net
	(6)	(6)	(14)	(12)	Provision for Income Taxes
	$120	$11	$134	$23	Net Income
Total reclassification for the period	$1	$(269)	$(238)	$316
Inventories
At June 30, 2017 and December 31, 2016, included in other current assets we had inventories totaling $7.9 million and $7.7 million, respectively, consisting entirely of raw materials and supplies.

Restricted Cash and Cash Equivalents
At June 30, 2017, we had restricted cash and cash equivalents totaling $10.0 million, $2.9 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $7.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
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
The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Balance at beginning of period	$11,477	$13,542
Additions	667	483
Expirations and other changes	(84)	(1,364)
Payments	(16)	(16)
Translation	173	274
Balance at end of period	$12,217	$12,919
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
Our effective tax rate for the three months ended June 30, 2017 was approximately 30.6% as compared to 33.5% for the three months ended June 30, 2016. Our effective tax rate for the six months ended June 30, 2017 was approximately 30.6% as compared to 29.3% for the six months ended June 30, 2016. The effective tax rates for the three and six months ended June 30, 2017 were lower than our statutory rate primarily due to benefits recognized for excess tax benefits related to employee share-based payments of $2.6 million and $4.9 million, respectively. The effective tax rate for the six months ended June 30, 2016 was lower than our statutory rate primarily due to the $13.6 million non-taxable gain recognized related to the deconsolidation of GmP.
As of June 30, 2017, we have gross unrecognized tax benefits of $1.7 million (exclusive of interest and federal and state benefits), all of which would reduce our effective tax rate if recognized.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued the Topic Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in the Topic Revenue Recognition and most industry specific guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied, as well as new, expanded disclosures.
In August 2015, the FASB deferred the effective date of this amendment until 2018. The FASB has also issued numerous technical corrections and improvements to update its guidance, which will become effective upon adoption. The update may be adopted either retrospectively to each prior period or as a cumulative-effect adjustment on the date of adoption.
We commenced our assessment of the standard and have developed a project plan to guide the implementation. This plan includes analyzing the standard's impact on our contract portfolio, comparing current accounting policies and practices to the requirements of the new standard and identifying potential differences from applying the requirements of the new standard to our contracts. We developed processes to ensure adequate analysis of our contracts.
The new revenue standard will significantly increase disclosure requirements for revenue and related assets and liabilities. While the new revenue standard may impact the timing of when we recognize revenue and profit, it will not impact the timing of cash flows associated with our contracts, and the overall revenue and profit recognized on our contracts will not change.
Within our Nuclear Operations Group segment, we will continue to recognize revenue over time, and we will measure progress on performance obligations using a cost-to-cost method. Historically, we utilized man-hours or a cost-to-cost method to measure progress on certain of the performance obligations within this segment. The performance obligations identified for recognizing revenue will be similar to our historical units of account. As a result of the change to a cost-to-cost method, the timing of revenue recognition on affected contracts will, in the aggregate, result in the recognition of revenue and cost of operations earlier in the process of satisfying performance obligations. The new standard will also result in a reduction in both our contracts in progress and advanced billings on contracts account balances upon adoption.
We believe the impact of the adoption of the new revenue standard on our Nuclear Power Group and Nuclear Services Group segments will not be material.
While this assessment continues, we have not yet selected a transition method nor have we fully determined the effect of the standard on our financial statements.
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
In March 2017, the FASB issued an update to the Topic Compensation – Retirement Benefits. This update amends the guidance on the consolidated statement of income presentation of the components of net periodic benefit cost related to defined benefit pension and postretirement plans. Under current GAAP, components of net periodic benefit cost are aggregated and reported net in the consolidated statements of income as part of operating income. This update requires entities to disaggregate the service cost component of net periodic benefit cost and present it with other current compensation costs within operating income. Other components of net periodic benefit cost are required to be classified outside of operating income within the consolidated statements of income. These changes to classification within the consolidated statements of income will result in no changes to net income. This update will be effective for us in 2018 with retrospective presentation. The impact of this update on our consolidated statements of income for the three and six months ended June 30, 2017 would be a reduction of Operating Income, along with a corresponding increase to Other Income (Expense), of $6.9 million and $13.9 million, respectively, and a reduction of Operating Income, along with a corresponding increase to Other Income (Expense), of $6.6 million and $13.2 million for the three and six months ended June 30, 2016, respectively. The impact of this update on our consolidated statement of income for the year ended December 31, 2016 would be a reduction of Operating Income, along with a corresponding increase to Other Income (Expense), of $4.8 million, which includes a Mark to Market loss of $21.5 million.
NOTE 2 – ACQUISITIONS
GE Hitachi Nuclear Energy Canada Inc. Acquisition
On December 16, 2016, our subsidiary BWXT Canada Ltd. acquired the outstanding stock of the GE Hitachi Nuclear Energy Canada Inc. ("GEH-C") joint venture. Total consideration included CAD 157.9 million ($117.8 million U.S. Dollar equivalent) paid in the fourth quarter of 2016 and a working capital adjustment of CAD 1.0 million ($0.7 million U.S. Dollar equivalent) paid in May 2017. Upon acquisition, GEH-C was renamed BWXT Nuclear Energy Canada Inc. ("NEC"). NEC is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems and replacement components for CANDU reactors and has approximately 350 employees. NEC operates two facilities licensed by the CNSC to fabricate natural uranium fuel in Peterborough and Toronto, Ontario, Canada as well as a third facility in Arnprior, Ontario, Canada. The acquisition of NEC expanded our existing commercial nuclear products and services portfolio, allowing us to leverage our technology-based competencies in offering new products and services related to plant life extensions as well as the ongoing maintenance of nuclear power generation equipment. NEC is reported within our Nuclear Power Group segment.
The purchase price of the acquisition has been allocated among assets acquired and liabilities assumed at fair value, with the excess purchase price recorded as goodwill. During the second quarter of 2017, we adjusted our purchase price allocation which included adjustments to the value of property, plant and equipment of $(3.0) million and intangible assets of $0.7 million with a resulting increase to goodwill of $2.3 million. Our purchase price allocation is as follows:

NEC
(In thousands)
Accounts receivable – trade	$15,659
Accounts receivable – other	1,359
Contracts in progress	21,597
Other current assets	159
Property, plant and equipment	21,356
Goodwill	44,930
Intangible assets	59,745
Total assets acquired	$164,805
Accounts payable	$3,922
Accrued employee benefits	1,965
Accrued liabilities – other	3,097
Accrued warranty expense	282
Accumulated postretirement benefit obligation	5,695
Environmental liabilities	18,505
Pension liability	1,054
Other liabilities	11,790
Total liabilities assumed	$46,310
Net assets acquired	$118,495
Amount of tax deductible goodwill	$—
The intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
CNSC class 1B nuclear facility license	$25,360	30 years
Backlog	$12,680	2 years
Customer relationships	$8,951	14 years
Favorable operating lease	$8,279	20 years
Unpatented technology	$3,729	15 years
Patented technology	$746	11 years

The following unaudited pro forma financial information presents our results of operations for the three and six months ended June 30, 2016 had the acquisition of NEC occurred on January 1, 2015. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2015. This information is presented for comparative purposes only and should not be taken as representative of our future consolidated results of operations.

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
	(In thousands, except per share amounts)
Revenues	$424,711	$808,402
Net Income Attributable to BWX Technologies, Inc.	$58,464	$106,589
Basic Earnings per Common Share	$0.56	$1.03
Diluted Earnings per Common Share	$0.56	$1.01
The unaudited pro forma results include the following pre-tax adjustments to the historical results presented above:

•
Increase in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of approximately $1.6 million and $3.6 million for the three and six months ended June 30, 2016, respectively.

•	Elimination of historical interest income of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively.

•
Additional interest expense associated with the incremental borrowings that would have been incurred to acquire NEC as of January 1, 2015 of approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2016, respectively.

•	Additional accretion associated with asset retirement obligations of approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2016, respectively.

•
Additional depreciation expense associated with the fair value adjustment of property, plant and equipment of approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2016, respectively.

•	Elimination of $0.6 million in acquisition related costs recognized in the three and six months ended June 30, 2016 that are not expected to be recurring.
NOTE 3 – PENSION PLANS AND POSTRETIREMENT BENEFITS
Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)
Service cost	$2,145	$1,850	$4,296	$3,700	$153	$167	$307	$318
Interest cost	13,495	13,765	27,008	27,454	538	553	1,078	1,094
Expected return on plan assets	(20,803)	(20,758)	(41,640)	(41,375)	(596)	(576)	(1,191)	(1,152)
Amortization of prior service cost (credit)	525	482	1,050	964	(78)	(75)	(157)	(151)
Net periodic benefit (income) cost	$(4,638)	$(4,661)	$(9,286)	$(9,257)	$17	$69	$37	$109

NOTE 4 – COMMITMENTS AND CONTINGENCIES
Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 11 to the consolidated financial statements in Part II of our 2016 10-K.
Investigations and Litigation
Apollo and Parks Township
In January 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against Babcock & Wilcox Power Generation Group, Inc. ("B&W PGG"), Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc. and now known as BWXT Technical Services Group, Inc. (the "BWXT Parties") and Atlantic Richfield Company ("ARCO") in the U.S. District Court for the Western District of Pennsylvania. Since January 2010, additional suits were filed by additional plaintiffs, and there are currently 17 lawsuits pending in the U.S. District Court for the Western District of Pennsylvania against the BWXT Parties and ARCO, including the most recent lawsuits filed in June and October 2015. In total, the suits presently involve approximately 107 primary claimants. The primary claimants allege, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation and/or decommissioning of two former nuclear fuel processing facilities located in the Borough of Apollo and Parks Township, Pennsylvania (collectively, the "Apollo and Parks Litigation"). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO ("NUMEC"), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages, and in November 2014 delivered a demand of $125.0 million for the settlement of all then-filed actions. While we consider the likelihood of the plaintiffs' recovery to be remote, solely on the basis of this demand we estimate the range of a possible loss at between $0.0 million and $125.0 million. In connection with the spin-off of our former Power Generation business, we agreed to indemnify B&W PGG and its affiliates for any losses arising from the Apollo and Parks Litigation pursuant to the Master Separation Agreement.
Between May 2015 and March 2016, the presiding judge in the Apollo and Parks Litigation granted the BWXT Parties' motions to dismiss or motions for summary judgment in all 17 of the existing lawsuits. Accordingly, all current claims in the Apollo and Parks Litigation have been dismissed by the trial court.
All plaintiffs have filed notices of appeal, and the appeals have been consolidated in the 3rd Circuit of the U.S. Court of Appeals. Although the appeal process could be lengthy, if ultimately upheld, the trial court's decisions would result in the dismissal of all 17 lawsuits.
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

We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At June 30, 2017, we had deferred approximately $0.1 million of net gains on these derivative financial instruments in accumulated other comprehensive income. Assuming market conditions continue, we expect to recognize substantially all of this amount in the next 12 months.
At June 30, 2017, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $35.5 million at June 30, 2017, with maturities extending to December 2019. These instruments consist primarily of contracts to purchase or sell Canadian dollars. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.
The following tables summarize our derivative financial instruments at June 30, 2017 and December 31, 2016:

	Asset and Liability Derivatives
	June 30, 2017	December 31, 2016
	(In thousands)
Derivatives Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable – other	$363	$70
Other assets	$272	$—
Accounts payable	$53	$462
The effects of derivatives on our financial statements are outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
FX Forward Contracts:
Amount of gain recognized in other comprehensive income	$551	$69	$927	$1,364
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings: effective portion
Location
Revenues	$(9)	$(17)	$(13)	$(40)
Cost of operations	$237	$(3)	$291	$1,148

NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at June 30, 2017:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Equities	$26	$26	$—	$—
Available-for-sale securities
U.S. Government and agency securities	2,199	2,199	—	—
Corporate bonds	3,733	1,497	2,236	—
Equities	2,901	—	2,901	—
Mutual funds	4,534	—	4,534	—
Asset-backed securities and collateralized mortgage obligations	186	—	186	—
Total	$13,579	$3,722	$9,857	$—
The following is a summary of our investments measured at fair value at December 31, 2016:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Corporate bonds	$2,302	$2,302	$—	$—
Equities	38	38	—	—
Available-for-sale securities
U.S. Government and agency securities	8,404	8,404	—	—
Corporate bonds	3,312	—	3,312	—
Equities	4,582	—	4,582	—
Mutual funds	4,183	—	4,183	—
Asset-backed securities and collateralized mortgage obligations	209	—	209	—
Commercial paper	500	—	500	—
Total	$23,530	$10,744	$12,786	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At June 30, 2017 and December 31, 2016, we had forward contracts outstanding to purchase or sell Canadian dollars, with a total fair value of $0.6 million and $(0.4) million, respectively.
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

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at June 30, 2017 and December 31, 2016.
NOTE 7 – STOCK-BASED COMPENSATION
Total stock-based compensation for all of our plans recognized for the three months ended June 30, 2017 and 2016 totaled $4.0 million and $3.8 million, respectively, with associated tax benefit totaling $1.4 million and $1.3 million, respectively. Total stock-based compensation for all of our plans recognized for the six months ended June 30, 2017 and 2016 totaled $8.7 million and $6.7 million, respectively, with associated tax benefit totaling $3.0 million and $2.3 million, respectively.
NOTE 8 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. In connection with our segment reporting change, we have revised historical amounts to conform to current segment presentation. An analysis of our operations by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
REVENUES:
Nuclear Operations Group	$312,866	$325,660	$637,947	$620,915
Nuclear Services Group	44,785	32,224	72,639	66,218
Nuclear Power Group	54,569	47,946	132,243	84,145
Adjustments and Eliminations (1)	(2,209)	(3,448)	(4,589)	(4,070)
	$410,011	$402,382	$838,240	$767,208

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Nuclear Operations Group Transfers	$(205)	$(49)	$(400)	$(126)
Nuclear Services Group Transfers	(1,913)	(3,008)	(4,070)	(3,316)
Nuclear Power Group Transfers	(91)	(391)	(119)	(628)
	$(2,209)	$(3,448)	$(4,589)	$(4,070)
OPERATING INCOME:
Nuclear Operations Group	$74,794	$64,407	$148,042	$129,349
Nuclear Services Group	15,659	4,405	16,321	10,208
Nuclear Power Group	6,541	26,674	20,339	33,628
Other	(1,070)	(1,271)	(2,682)	(3,161)
	$95,924	$94,215	$182,020	$170,024
Unallocated Corporate (2)	(3,577)	(5,757)	(6,468)	(8,957)
mPower Framework Agreement	—	—	—	(30,000)
Total Operating Income	$92,347	$88,458	$175,552	$131,067
Other Income (Expense):
Interest income	211	267	348	405
Interest expense	(3,906)	(1,583)	(7,423)	(3,277)
Other – net	(170)	820	383	24,891
Total Other Income (Expense)	(3,865)	(496)	(6,692)	22,019
Income before Provision for Income Taxes	$88,482	$87,962	$168,860	$153,086

(2)	Unallocated corporate includes general corporate overhead not allocated to segments.

	June 30, 2017	December 31, 2016
	(In thousands)
SEGMENT ASSETS:
Nuclear Operations Group	$847,624	$854,310
Nuclear Services Group	162,727	169,850
Nuclear Power Group	299,232	315,687
Other	1,821	3,156
Total Segment Assets	1,311,404	1,343,003
Corporate Assets	313,334	236,812
Total Assets	$1,624,738	$1,579,815
NOTE 9 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except share and per share amounts)
Basic:
Net income attributable to BWX Technologies, Inc. (1)	$61,263	$58,372	$116,982	$108,003
Weighted average common shares	99,166,205	103,527,603	99,305,558	103,945,872
Basic earnings per common share (1)	$0.62	$0.56	$1.18	$1.04
Diluted:
Net income attributable to BWX Technologies, Inc. (1)	$61,263	$58,372	$116,982	$108,003
Weighted average common shares (basic)	99,166,205	103,527,603	99,305,558	103,945,872
Effect of dilutive securities:
Stock options, restricted stock and performance shares (1)(2)	984,721	1,443,613	1,115,390	1,473,711
Adjusted weighted average common shares (1)	100,150,926	104,971,216	100,420,948	105,419,583
Diluted earnings per common share (1)	$0.61	$0.56	$1.16	$1.02

(1)
Net income attributable to BWX Technologies, Inc. and the resulting basic and diluted earnings per common share for the three and six months ended June 30, 2016 have been adjusted from amounts previously reported to reflect the early adoption of the FASB update to the Topic Compensation – Stock Compensation.

(2)	At June 30, 2017 and 2016, none of our shares were antidilutive.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. In addition, various statements in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Statements and assumptions regarding expectations and projections of specific projects, our future backlog, revenues, income, capital spending, acquisitions or divestitures, return of capital activities or margin improvement initiatives are examples of forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "seek," "goal," "could," "intend," "may," "should" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.
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
We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors. We have discussed many of these factors in more detail elsewhere in this report and in Item 1A "Risk Factors" in our 2016 10-K. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report or in our 2016 10-K could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
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
GE Hitachi Nuclear Energy Canada Inc. Acquisition
On December 16, 2016, our subsidiary BWXT Canada Ltd. acquired the outstanding stock of the GE Hitachi Nuclear Energy Canada Inc. joint venture, which was renamed BWXT Nuclear Energy Canada Inc. ("NEC"). NEC is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems and replacement components for CANDU reactors and has approximately 350 employees. NEC operates two facilities licensed by the CNSC to fabricate natural uranium fuel in Peterborough and Toronto, Ontario, Canada as well as a third facility in Arnprior, Ontario, Canada. The acquisition of NEC expanded our existing commercial nuclear products and services portfolio, allowing us to leverage our technology-based competencies in offering new products and services related to plant life extensions as well as the ongoing maintenance of nuclear power generation equipment. NEC is reported within our Nuclear Power Group segment.
For additional information on the acquisition of NEC, see Note 2 to our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 10-K. There have been no material changes to our policies during the six months ended June 30, 2017.
Accounting for Contracts
As of June 30, 2017, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the six months ended June 30, 2017 and 2016, we recognized net changes in estimates related to long-term contracts accounted for on the percentage-of-completion basis, which increased operating income by approximately $11.2 million and $7.3 million, respectively.
RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2017 VS. THREE AND SIX MONTHS ENDED JUNE 30, 2016
Selected financial highlights are presented in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	$ Change	2017	2016	$ Change
	(in thousands)
REVENUES:
Nuclear Operations Group	$312,866	$325,660	$(12,794)	$637,947	$620,915	$17,032
Nuclear Services Group	44,785	32,224	12,561	72,639	66,218	6,421
Nuclear Power Group	54,569	47,946	6,623	132,243	84,145	48,098
Adjustments and Eliminations	(2,209)	(3,448)	1,239	(4,589)	(4,070)	(519)
	$410,011	$402,382	$7,629	$838,240	$767,208	$71,032
OPERATING INCOME:
Nuclear Operations Group	$74,794	$64,407	$10,387	$148,042	$129,349	$18,693
Nuclear Services Group	15,659	4,405	11,254	16,321	10,208	6,113
Nuclear Power Group	6,541	26,674	(20,133)	20,339	33,628	(13,289)
Other	(1,070)	(1,271)	201	(2,682)	(3,161)	479
	$95,924	$94,215	$1,709	$182,020	$170,024	$11,996
Unallocated Corporate	(3,577)	(5,757)	2,180	(6,468)	(8,957)	2,489
mPower Framework Agreement	—	—	—	—	(30,000)	30,000
Total Operating Income	$92,347	$88,458	$3,889	$175,552	$131,067	$44,485
Consolidated Results of Operations
Three months ended June 30, 2017 vs. 2016
Consolidated revenues increased 1.9%, or $7.6 million, to $410.0 million in the three months ended June 30, 2017 compared to $402.4 million for the corresponding period in 2016, due to increases in revenues from our Nuclear Services Group and Nuclear Power Group segments totaling $12.6 million and $6.6 million, respectively. Nuclear Services Group segment revenues include $7.9 million of fee income associated with the settlement of a contract dispute related to task order work that was completed in 2013. These increases were partially offset by a decrease in revenues in our Nuclear Operations Group segment of $12.8 million.
Consolidated operating income increased $3.9 million to $92.3 million in the three months ended June 30, 2017 compared to $88.5 million for the corresponding period of 2016. We experienced operating income improvements in our Nuclear Operations Group, Nuclear Services Group and Other segments of $10.4 million, $11.3 million and $0.2 million, respectively, as well as a decrease in unallocated corporate expenses of $2.2 million. Nuclear Services Group segment operating income includes $7.9 million attributable to the settlement of the contract dispute noted above. These increases were offset by lower operating income in our Nuclear Power Group segment of $20.1 million primarily due to the reversal of a $15.0 million loss contingency during the three months ended June 30, 2016 that resulted from a favorable ruling in a lawsuit involving commercial nuclear contracts.

Six months ended June 30, 2017 vs. 2016
Consolidated revenues increased 9.3%, or $71.0 million, to $838.2 million in the six months ended June 30, 2017 compared to $767.2 million for the corresponding period in 2016, due to increases in revenues from our Nuclear Operations Group, Nuclear Services Group and Nuclear Power Group segments totaling $17.0 million, $6.4 million and $48.1 million, respectively. Nuclear Services Group segment revenues include $7.9 million of fee income associated with the settlement of a contract dispute related to task order work that was completed in 2013.
Consolidated operating income increased $44.5 million to $175.6 million in the six months ended June 30, 2017 compared to $131.1 million for the corresponding period of 2016. We experienced operating income improvements in our Nuclear Operations Group, Nuclear Services Group and Other segments of $18.7 million, $6.1 million and $0.5 million, respectively, as well as a decrease in unallocated corporate expenses of $2.5 million. Nuclear Services Group segment operating income includes $7.9 million attributable to the settlement of the contract dispute noted above. We also experienced an increase in operating income due to the recognition of a $30.0 million charge related to the mPower Framework Agreement, which we entered into in the six month period ended June 30, 2016 for the potential restructuring and restart of the mPower program. These increases were partially offset by lower operating income in our Nuclear Power Group segment of $13.3 million, primarily due to the reversal of the $15.0 million loss contingency noted above.
Nuclear Operations Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	$ Change	2017	2016	$ Change
	(in thousands)
Revenues	$312,866	$325,660	$(12,794)	$637,947	$620,915	$17,032
Operating Income	74,794	$64,407	10,387	148,042	129,349	18,693
% of Revenues	23.9%	19.8%		23.2%	20.8%
Three months ended June 30, 2017 vs. 2016
Revenues decreased 3.9%, or $12.8 million, to $312.9 million in the three months ended June 30, 2017 compared to $325.7 million for the corresponding period of 2016. The decrease was primarily attributable to the timing of satisfaction of obligations under long-lead material purchase contracts associated with the manufacturing of nuclear components for U.S. Government programs as well as the timing of fuel deliveries related to our naval nuclear fuel and downblending operations.
Operating income increased $10.4 million to $74.8 million in the three months ended June 30, 2017 compared to $64.4 million for the corresponding period of 2016. The increase was primarily driven by net favorable changes in estimates related to certain long-term contracts accounted for on the percentage-of-completion basis.
Six months ended June 30, 2017 vs. 2016
Revenues increased 2.7%, or $17.0 million, to $637.9 million in the six months ended June 30, 2017 compared to $620.9 million for the corresponding period of 2016. The increase was primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs of $12.5 million as well as our naval nuclear fuel and downblending operations of $2.0 million.
Operating income increased $18.7 million to $148.0 million in the six months ended June 30, 2017 compared to $129.3 million for the corresponding period of 2016. The increase was primarily driven by the increase in revenue noted above as well as net favorable changes in estimates related to certain long-term contracts accounted for on the percentage-of-completion basis.

Nuclear Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	$ Change	2017	2016	$ Change
	(in thousands)
Revenues	$44,785	$32,224	$12,561	$72,639	$66,218	$6,421
Operating Income	15,659	4,405	11,254	16,321	10,208	6,113
% of Revenues	35.0%	13.7%		22.5%	15.4%
Three months ended June 30, 2017 vs. 2016
Revenues increased 39.0%, or $12.6 million, to $44.8 million in the three months ended June 30, 2017 compared to $32.2 million for the corresponding period of 2016. The increase was primarily attributable to the settlement of a contract dispute related to task order work that ended in 2013, which resulted in the recovery of $7.9 million of fee income. In addition, the timing of maintenance outages in the commercial U.S. nuclear utility market and higher activity at our Naval Reactor decommissioning and decontamination project resulted in additional increases in revenue of $5.6 million.
Operating income increased $11.3 million to $15.7 million in the three months ended June 30, 2017 compared to $4.4 million for the corresponding period of 2016. The increase was primarily attributable to the settlement of the contract dispute of $7.9 million and other increases in revenue noted above. In addition, we experienced lower selling, general and administrative expenses of $1.9 million primarily related to a decrease in business development activities caused by the timing of proposal activities.
Six months ended June 30, 2017 vs. 2016
Revenues increased 9.7%, or $6.4 million, to $72.6 million in the six months ended June 30, 2017 compared to $66.2 million for the corresponding period of 2016. The increase was primarily attributable to the settlement of a contract dispute related to task order work that ended in 2013, which resulted in the recovery of $7.9 million of fee income. In addition, we experienced higher activity at our Naval Reactor decommissioning and decontamination project of $3.3 million which was partially offset by the timing of maintenance outages in the commercial U.S. nuclear utility market.
Operating income increased $6.1 million to $16.3 million in the six months ended June 30, 2017 compared to $10.2 million for the corresponding period of 2016. The increase was primarily attributable to the settlement of the contract dispute of $7.9 million noted above in addition to lower selling, general and administrative expenses of $1.7 million primarily related to a decrease in business development activities caused by the timing of proposal activities. These increases were partially offset by the timing of maintenance outages in the commercial U.S. nuclear utility market as well as lower fee income of $2.2 million related to a joint venture project in Idaho that was transitioned to a third party during 2016.
Nuclear Power Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	$ Change	2017	2016	$ Change
	(in thousands)
Revenues	$54,569	$47,946	$6,623	$132,243	$84,145	$48,098
Operating Income	6,541	26,674	(20,133)	20,339	33,628	(13,289)
% of Revenues	12.0%	55.6%		15.4%	40.0%
Three months ended June 30, 2017 vs. 2016
Revenues increased 13.8%, or $6.6 million, to $54.6 million in the three months ended June 30, 2017 compared to $47.9 million for the corresponding period of 2016. The increase was primarily attributable to the acquisition of NEC in the fourth quarter ended December 31, 2016, which produced revenues totaling $21.1 million in the three month period ended June 30, 2017. Revenue in our nuclear components business increased $10.1 million primarily due to design and manufacturing work associated with major life extension and refurbishment projects for the Canadian nuclear market, which included the fabrication of replacement steam generators, reactor components and containers for the storage of spent nuclear fuel and other high-level waste. These increases were partially offset by a lower volume of outage projects when compared to the same period of the prior year, resulting in a decrease in revenue of $24.5 million for our legacy services business in Canada.

Operating income decreased $20.1 million to $6.5 million in the three months ended June 30, 2017 compared to $26.7 million for the corresponding period of 2016, primarily attributable to the reversal of a $15.0 million loss contingency during the three months ended June 30, 2016 that resulted from a favorable ruling in a lawsuit involving commercial nuclear contracts and the decrease in volume associated with our legacy Canadian services business noted above. Higher selling, general and administrative expenses related to the addition of NEC into our existing business reduced operating income by $1.9 million when compared to the corresponding period of 2016. These decreases were partially offset by increases in revenue from the acquisition of NEC and higher volume of activity associated with our legacy components business which combined to increase operating income by $6.9 million.
Six months ended June 30, 2017 vs. 2016
Revenues increased 57.2%, or $48.1 million, to $132.2 million in the six months ended June 30, 2017 compared to $84.1 million for the corresponding period of 2016. The increase was primarily attributable to the acquisition of NEC in the fourth quarter ended December 31, 2016, which produced revenues totaling $47.7 million in the six month period ended June 30, 2017. Revenue in our nuclear components business increased $27.7 million primarily due to design and manufacturing work associated with major life extension and refurbishment projects for the Canadian nuclear market, which included the fabrication of replacement steam generators, reactor components and containers for the storage of spent nuclear fuel and other high-level waste. These increases were partially offset by a lower volume of outage projects when compared to the same period of the prior year, resulting in a decrease in revenue of $27.4 million for our legacy services business in Canada.
Operating income decreased $13.3 million to $20.3 million in the six months ended June 30, 2017 compared to $33.6 million for the corresponding period of 2016, primarily attributable to the $15.0 million favorable legal ruling and decrease in volume associated with our legacy Canadian services business noted above. Higher selling, general and administrative expenses related to the addition of NEC into our existing business reduced operating income by $5.2 million when compared to the corresponding period of 2016. These decreases were partially offset by increases in revenue from the acquisition of NEC and higher volume of activity associated with our legacy components business which combined to increase operating income by $16.8 million.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	$ Change	2017	2016	$ Change
	(in thousands)
Operating Income	(1,070)	(1,271)	201	(2,682)	(3,161)	479
Operating income increased $0.2 million to a loss of $1.1 million in the three months ended June 30, 2017 compared to a loss of $1.3 million for the corresponding period of 2016. Additionally, operating income increased $0.5 million to a loss of $2.7 million in the six months ended June 30, 2017 compared to a loss of $3.2 million for the corresponding period of 2016.
Unallocated Corporate
Unallocated corporate expenses decreased $2.2 million to $3.6 million for the three months ended June 30, 2017 compared to $5.8 million for the corresponding period of 2016. Additionally, unallocated corporate expenses decreased $2.5 million to $6.5 million for the six months ended June 30, 2017 compared to $9.0 million for the corresponding period of 2016. Unallocated corporate expenses for the three and six month periods ended June 30, 2017 were lower than the corresponding periods in 2016 primarily due to lower healthcare claims.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	$ Change	2017	2016	$ Change
	(in thousands)
Income before Provision for Income Taxes	$88,482	$87,962	$520	$168,860	$153,086	$15,774
Provision for Income Taxes	$27,062	$29,465	$(2,403)	$51,654	$44,855	$6,799
Effective Tax Rate	30.6%	33.5%		30.6%	29.3%

We primarily operate in the U.S. and Canada, and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 35% and our Canadian tax provision based on the Canadian local statutory rate of approximately 25%.
Our effective tax rate for the three months ended June 30, 2017 was approximately 30.6% as compared to 33.5% for the three months ended June 30, 2016. Our effective tax rate for the six months ended June 30, 2017 was approximately 30.6% as compared to 29.3% for the six months ended June 30, 2016. The effective tax rates for the three and six months ended June 30, 2017 were lower than our statutory rate primarily due to benefits recognized for excess tax benefits related to employee share-based payments of $2.6 million and $4.9 million, respectively. The effective tax rate for the six months ended June 30, 2016 was lower than our statutory rate primarily due to the $13.6 million non-taxable gain recognized related to the deconsolidation of Generation mPower LLC.
Backlog
Backlog is not a measure defined by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. We generally include expected revenue from contracts in our backlog when we receive written confirmation from our customers authorizing the performance of work and a commitment from the customer to pay for work performed. We are subject to the budgetary and appropriation cycle of the U.S. Government as it relates to our Nuclear Operations Group and Nuclear Services Group segments. Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers. We do not include orders of our unconsolidated joint ventures in backlog. These unconsolidated joint ventures are primarily included in our Nuclear Services Group segment.

	June 30, 2017	December 31, 2016
	(In approximate millions)
Nuclear Operations Group	$3,262	$3,485
Nuclear Services Group	21	24
Nuclear Power Group	481	474
Total Backlog	$3,764	$3,983
Of the June 30, 2017 backlog, we expect to recognize revenues as follows:

	2017	2018	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$610	$989	$1,663	$3,262
Nuclear Services Group	9	6	6	21
Nuclear Power Group	123	156	202	481
Total Backlog	$742	$1,151	$1,871	$3,764
At June 30, 2017, Nuclear Operations Group backlog with the U.S. Government was $3,256.2 million, $332.5 million of which had not yet been funded.
At June 30, 2017, Nuclear Services Group backlog with the U.S. Government was $5.0 million, all of which was funded.
At June 30, 2017, Nuclear Power Group had no backlog with the U.S. Government.
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
As of June 30, 2017, the U.S. Government had awarded us approximately $2.2 billion of the April 2016 award. The value of unexercised options excluded from backlog as of June 30, 2017 was approximately $0.8 billion, which are expected to be exercised periodically through 2018, subject to annual congressional appropriations.

Liquidity and Capital Resources
Credit Facility
On September 2, 2016, we entered into an amendment (the "Amendment") to our Credit Agreement dated May 11, 2015 with Bank of America, N.A., as administrative agent, and certain lenders and letter of credit issuers party thereto (collectively, the "Amended Credit Agreement"). Prior to the Amendment, our Credit Agreement provided for a five-year, senior secured revolving credit facility in an aggregate amount of up to $400 million, the full amount of which was available for the issuance of letters of credit, and a senior secured term loan facility of $300 million, which was drawn on June 30, 2015. The Amendment added a new U.S. dollar term loan facility in an aggregate principal amount of up to $112.5 million, which was drawn on September 16, 2016, and a new Canadian dollar term loan facility in an aggregate principal amount of up to the equivalent of $137.5 million U.S. dollars, which was drawn on December 12, 2016 (collectively, the "Incremental Term Loans"). All obligations under the Amended Credit Agreement are scheduled to mature on June 30, 2020. The proceeds of loans under the Amended Credit Agreement are available for working capital needs and other general corporate purposes.
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
The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the Amended Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At June 30, 2017, we were in compliance with all covenants set forth in the Amended Credit Agreement.
Outstanding loans under the Amended Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 1.75% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one-month Eurocurrency rate plus 1.0%, or the administrative agent's prime rate) plus a margin ranging from 0.25% to 0.75% per year. We are charged a commitment fee on the unused portion of the revolving credit facility, and that fee varies between 0.15% and 0.25% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Amended Credit Agreement, and a letter of credit fee of between 0.75% and 1.05% per year is charged with respect to the amount of each performance letter of credit issued under the Amended Credit Agreement. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at June 30, 2017, the margin for Eurocurrency rate and base rate loans was 1.50% and 0.90%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.50% and 0.90%, respectively, and the commitment fee for unused portions of the revolving credit facility was 0.225%.
Upon the closing of the Credit Agreement and the subsequent Amendment, we paid certain upfront fees to the lenders thereunder, and paid arrangement and other fees to the arrangers and agents of the Amended Credit Agreement.
At June 30, 2017, borrowings outstanding totaled $522.0 million and $0.0 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the Amended Credit Agreement totaled $131.3 million. As a result, we had $268.7 million available for borrowings or to meet letter of credit requirements as of June 30, 2017, excluding the additional $250 million available to us for term loan, revolving credit borrowings and letter of credit commitments. As of June 30, 2017, the weighted average interest rate on outstanding borrowings under our Amended Credit Agreement was 2.64%.

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
Other Arrangements
We have posted surety bonds to support contractual obligations to customers and certain government agencies relating to certain projects and performance obligations. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing project requirements for the next 12 months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of June 30, 2017, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $60.9 million.
Long-term Benefit Obligations
Our unfunded pension and postretirement benefit obligations totaled $352.3 million at June 30, 2017. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. We expect to make contributions of approximately $15.5 million for the remainder of 2017 related to our pension plans and postretirement plans.
Other
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Domestic	$147,745	$92,680
Foreign	23,764	65,449
Total	$171,509	$158,129
Our working capital increased by approximately $99.1 million to $352.8 million at June 30, 2017 from $253.7 million at December 31, 2016, primarily attributable to a decrease in accounts payable, a decrease in current liabilities associated with the payment of accrued incentives and the mPower Framework Agreement settlement payment that occurred during the six months ended June 30, 2017.
Our net cash provided by operations decreased by $9.0 million to $64.0 million in the six months ended June 30, 2017, compared to cash provided by operations of $73.0 million in the six months ended June 30, 2016. The decrease in cash provided by operations was largely attributable to the changes in working capital discussed above, which were partially offset by changes in net contracts in progress and advanced billings due to the timing of project cash flows.
Our net cash used in investing activities decreased by $7.5 million to $21.4 million in the six months ended June 30, 2017 compared to cash used in investing activities of $28.9 million in the six months ended June 30, 2016. The decrease in cash used in investing activities was primarily attributable to an increase in the sales and maturities of securities.
Our net cash used in financing activities decreased by $75.3 million to $26.6 million in the six months ended June 30, 2017, compared to cash used in financing activities of $101.9 million in the six months ended June 30, 2016. The decrease in cash used in financing activities was primarily attributable to a decrease in repurchases of common shares of $81.5 million during the six months ended June 30, 2017 when compared to the same period in the prior year.

At June 30, 2017, we had restricted cash and cash equivalents totaling $10.0 million, $2.9 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $7.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At June 30, 2017, we had short-term and long-term investments with a fair value of $13.6 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and equities, mutual funds and asset-backed securities. Our investments are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income.
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
As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the quarter ended June 30, 2017. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
April 1, 2017 - April 30, 2017	1,152	$48.72	—	$193.0
May 1, 2017 - May 31, 2017	16,809	$48.61	—	$193.0
June 1, 2017 - June 30, 2017	104,586	$48.84	—	$193.0
Total	122,547	$48.81	—

(1)
Includes 1,152, 16,809 shares and 104,586 shares repurchased during April, May and June, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

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

3.3*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to BWXT's Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

10.1*+	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-34658)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.

+	Management contract or compensatory plan or arrangement.

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

August 7, 2017

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

3.3*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to BWXT's Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

10.1*+	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-34658)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.

+	Management contract or compensatory plan or arrangement.