Form 10-Q
period 2017-09-30
BWX Technologies, Inc.
filed 2017-11-06
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 __________________________________________________
FORM 10-Q
 __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at November 2, 2017 was 99,403,631.

BWX TECHNOLOGIES, INC.
INDEX - FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2017	December 31, 2016
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$203,140	$125,641
Restricted cash and cash equivalents	7,096	6,130
Investments	3,234	14,517
Accounts receivable – trade, net	160,740	135,950
Accounts receivable – other	14,105	25,221
Contracts in progress	413,604	356,793
Other current assets	28,957	29,319
Total Current Assets	830,876	693,571
Property, Plant and Equipment	974,633	922,641
Less accumulated depreciation	661,674	622,955
Net Property, Plant and Equipment	312,959	299,686
Investments	8,917	9,013
Goodwill	217,453	210,788
Deferred Income Taxes	176,299	194,464
Investments in Unconsolidated Affiliates	39,980	42,854
Intangible Assets	113,437	114,748
Other Assets	23,591	14,691
TOTAL	$1,723,512	$1,579,815
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2017	December 31, 2016
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$27,954	$27,370
Accounts payable	89,057	99,983
Accrued employee benefits	76,126	81,793
Accrued liabilities – other	55,841	72,105
Advance billings on contracts	198,176	147,148
Accrued warranty expense	12,713	11,477
Total Current Liabilities	459,867	439,876
Long-Term Debt	489,128	497,724
Accumulated Postretirement Benefit Obligation	19,284	19,059
Environmental Liabilities	86,958	81,711
Pension Liability	325,666	357,049
Other Liabilities	34,368	33,986
Commitments and Contingencies (Note 4)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 125,310,668 and 124,149,609 shares at September 30, 2017 and December 31, 2016, respectively	1,253	1,241
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	92,403	22,018
Retained earnings	1,017,544	885,117
Treasury stock at cost, 25,954,358 and 24,858,809 shares at September 30, 2017 and December 31, 2016, respectively	(814,149)	(762,169)
Accumulated other comprehensive income	10,849	3,811
Stockholders' Equity – BWX Technologies, Inc.	307,900	150,018
Noncontrolling interest	341	392
Total Stockholders' Equity	308,241	150,410
TOTAL	$1,723,512	$1,579,815
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$419,360	$379,505	$1,257,600	$1,146,713
Costs and Expenses:
Cost of operations	295,316	271,174	862,928	785,060
Research and development costs	2,597	1,746	5,268	5,043
Gains on asset disposals and impairments, net	(2)	(5)	(33)	(55)
Selling, general and administrative expenses	51,398	49,225	151,036	146,474
mPower framework agreement	—	—	—	30,000
Total Costs and Expenses	349,309	322,140	1,019,199	966,522
Equity in Income of Investees	3,630	5,008	10,832	13,249
Operating Income	73,681	62,373	249,233	193,440
Other Income (Expense):
Interest income	402	128	750	533
Interest expense	(3,837)	(2,049)	(11,260)	(5,326)
Other – net	348	228	731	25,119
Total Other Income (Expense)	(3,087)	(1,693)	(9,779)	20,326
Income before Provision for Income Taxes	70,594	60,680	239,454	213,766
Provision for Income Taxes	23,901	19,473	75,556	64,328
Net Income	$46,693	$41,207	$163,898	$149,438
Net Income Attributable to Noncontrolling Interest	(140)	(145)	(364)	(373)
Net Income Attributable to BWX Technologies, Inc.	$46,553	$41,062	$163,534	$149,065
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.47	$0.40	$1.65	$1.44
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.46	$0.39	$1.63	$1.42
Shares used in the computation of earnings per share (Note 9):
Basic	99,328,677	102,735,989	99,313,264	103,542,578
Diluted	100,260,255	103,985,995	100,367,383	104,941,720
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited) (In thousands)
Net Income	$46,693	$41,207	$163,898	$149,438
Other Comprehensive Income (Loss):
Currency translation adjustments, net of tax benefit (provision) of $0, $54, $0 and $(680), respectively	4,590	(272)	7,425	1,841
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $90, $20, $(149) and $(332), respectively	(259)	(58)	429	954
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $(71), $(45), $0 and $240, respectively	204	129	(3)	(694)
Amortization of benefit plan costs, net of tax benefit of $(146), $(142), $(459) and $(425), respectively	282	267	861	797
Investments:
Unrealized (losses) gains arising during the period, net of tax provision of $(52), $(219), $(182) and $(744), respectively	(227)	407	(1,531)	1,384
Reclassification adjustment for gains included in net income, net of tax provision of $5, $4, $19 and $16, respectively	(9)	(8)	(143)	(31)
Other Comprehensive Income	4,581	465	7,038	4,251
Total Comprehensive Income	51,274	41,672	170,936	153,689
Comprehensive Income Attributable to Noncontrolling Interest	(140)	(145)	(364)	(373)
Comprehensive Income Attributable to BWX Technologies, Inc.	$51,134	$41,527	$170,572	$153,316
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2016	124,149,609	$1,241	$22,018	$885,117	$3,811	$(762,169)	$150,018	$392	$150,410
Net income	—	—	—	163,534	—	—	163,534	364	163,898
Dividends declared ($0.31 per share)	—	—	—	(31,107)	—	—	(31,107)	—	(31,107)
Currency translation adjustments	—	—	—	—	7,425	—	7,425	—	7,425
Derivative financial instruments	—	—	—	—	426	—	426	—	426
Defined benefit obligations	—	—	—	—	861	—	861	—	861
Available-for-sale investments	—	—	—	—	(1,674)	—	(1,674)	—	(1,674)
Exercise of stock options	874,872	9	20,602	—	—	—	20,611	—	20,611
Shares placed in treasury	—	—	39,907	—	—	(51,980)	(12,073)	—	(12,073)
Stock-based compensation charges	286,187	3	9,876	—	—	—	9,879	—	9,879
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(415)	(415)
Balance September 30, 2017 (unaudited)	125,310,668	$1,253	$92,403	$1,017,544	$10,849	$(814,149)	$307,900	$341	$308,241
Balance December 31, 2015	122,813,135	$1,228	$22,732	$739,350	$752	$(498,346)	$265,716	$13,919	$279,635
Net income	—	—	—	149,065	—	—	149,065	373	149,438
Dividends declared ($0.27 per share)	—	—	—	(28,280)	—	—	(28,280)	—	(28,280)
Currency translation adjustments	—	—	—	—	1,841	—	1,841	—	1,841
Derivative financial instruments	—	—	—	—	260	—	260	—	260
Defined benefit obligations	—	—	—	—	797	—	797	—	797
Available-for-sale investments	—	—	—	—	1,353	—	1,353	—	1,353
Exercise of stock options	864,036	9	18,835	—	—	—	18,844	—	18,844
Shares placed in treasury	—	—	(40,000)	—	—	(263,610)	(303,610)	—	(303,610)
Stock-based compensation charges	405,985	4	8,924	—	—	—	8,928	—	8,928
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(382)	(382)
Deconsolidation of Generation mPower LLC	—	—	—	—	—	—	—	(13,571)	(13,571)
Other	—	—	3,386	—	—	—	3,386	—	3,386
Balance September 30, 2016 (unaudited)	124,083,156	$1,241	$13,877	$860,135	$5,003	$(761,956)	$118,300	$339	$118,639
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$163,898	$149,438
Non-cash items included in net income from continuing operations:
Depreciation and amortization	42,135	37,090
Income of investees, net of dividends	731	(6,083)
Gains on asset disposals and impairments, net	(33)	(55)
Gain on deconsolidation of Generation mPower LLC	—	(13,571)
Recognition of losses for pension and postretirement plans	1,320	1,222
Stock-based compensation expense	9,879	8,373
Changes in assets and liabilities:
Accounts receivable	(17,748)	(4,379)
Accounts payable	(10,978)	2,635
Contracts in progress and advance billings on contracts	(2,963)	(72,918)
Income taxes	39,088	16,217
Accrued and other current liabilities	(33,736)	15,876
Pension liability, accrued postretirement benefit obligation and employee benefits	(47,109)	(37,532)
Other, net	200	(3,839)
NET CASH PROVIDED BY OPERATING ACTIVITIES	144,684	92,474
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash and cash equivalents	(966)	9,553
Purchases of property, plant and equipment	(49,361)	(30,865)
Purchases of securities	(3,237)	(17,599)
Sales and maturities of securities	12,406	7,895
Investments, net of return of capital, in equity method investees	2,142	(9,165)
Proceeds from asset disposals	142	55
Other, net	(24)	—
NET CASH USED IN INVESTING ACTIVITIES	(38,898)	(40,126)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the Credit Agreement	73,600	241,300
Repayments under Credit Agreement	(94,320)	(91,150)
Payment of debt issuance costs	—	(663)
Repurchase of common shares	—	(292,997)
Dividends paid to common shareholders	(31,072)	(28,421)
Exercise of stock options	16,019	18,775
Cash paid for shares withheld to satisfy employee taxes	(7,389)	(9,042)
Other	(415)	(382)
NET CASH USED IN FINANCING ACTIVITIES	(43,577)	(162,580)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	15,290	729
TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	77,499	(109,503)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,641	154,729
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$203,140	$45,226
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,762	$4,367
Income taxes (net of refunds)	$36,425	$48,779
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$7,680	$5,628
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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
Reportable Segments
We operate in three reportable segments: Nuclear Operations Group, Nuclear Services Group and Nuclear Power Group. Our reportable segments reflect changes we made during the first quarter of 2017 in the manner for which our segment operating information is reported for purposes of assessing operating performance and allocating resources. Prior to 2017, we reported three segments: Nuclear Operations, Nuclear Energy and Technical Services. The U.S. nuclear services business, a component of our former Nuclear Energy segment, is now reported in our Nuclear Services Group segment along with our former Technical Services segment. The remainder of our former Nuclear Energy segment is now reported in our Nuclear Power Group segment, which comprises our Canadian operations, including the recently acquired BWXT Nuclear Energy Canada Inc. Our Nuclear Operations Group segment represents our former Nuclear Operations segment. The change in our reportable segments had no impact on our previously reported consolidated results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this report. Our reportable segments are further described as follows:

•
Our Nuclear Operations Group segment manufactures naval nuclear reactors for the U.S. Department of Energy ("DOE")/National Nuclear Security Administration's ("NNSA") Naval Nuclear Propulsion Program, which in turn supplies them to the U.S. Navy for use in submarines and aircraft carriers. Through this segment, we own and operate manufacturing facilities located in Lynchburg, Virginia; Barberton, Ohio; Mount Vernon, Indiana; Euclid, Ohio; and Erwin, Tennessee. The Lynchburg operations fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. The Barberton and Mount Vernon locations specialize in the design and manufacture of heavy components inclusive of development and fabrication activities for submarine missile launch tubes. The Euclid facility fabricates electro-mechanical equipment and performs design, manufacturing, inspection, assembly and testing activities. Fuel for the naval nuclear reactors is provided by Nuclear Fuel Services, Inc. ("NFS"), one of our wholly owned subsidiaries. Located in Erwin, NFS also downblends Cold War-era government stockpiles of highly enriched uranium into material suitable for further processing into commercial nuclear reactor fuel.

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
Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and the related footnotes included in our 2016 10-K.
Deconsolidation of Generation mPower LLC
On March 2, 2016, we entered into a framework agreement with Bechtel Power Corporation ("Bechtel"), BWXT Modular Reactors, LLC and BDC NexGen Power, LLC for the potential restructuring and restart of our mPower small modular reactor program (the "Framework Agreement"). As a result of entering into the Framework Agreement, we deconsolidated Generation mPower LLC ("GmP") from our financial statements as of the date of the Framework Agreement. We recorded a gain of approximately $13.6 million during the nine months ended September 30, 2016 related to the deconsolidation of GmP as a component of Other – net in our condensed consolidated statements of income.
In the nine months ended September 30, 2016, we also recognized a $30.0 million loss contingency as a result of the Framework Agreement, which was ultimately paid to Bechtel in the first quarter of 2017 following the receipt of Bechtel's notice that the mPower program would not be restarted.
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
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income included in stockholders' equity are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Currency translation adjustments	$14,336	$6,911
Net unrealized gain (loss) on derivative financial instruments	86	(340)
Unrecognized prior service cost on benefit obligations	(5,531)	(6,392)
Net unrealized gain on available-for-sale investments	1,958	3,632
Accumulated other comprehensive income	$10,849	$3,811
The amounts reclassified out of accumulated other comprehensive income by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$195	$(2)	$182	$(42)	Revenues
	(470)	(172)	(179)	976	Cost of operations
	(275)	(174)	3	934	Total before tax
	71	45	—	(240)	Provision for Income Taxes
	$(204)	$(129)	$3	$694	Net Income
Amortization of prior service cost on benefit obligations	$(428)	$(401)	$(1,320)	$(1,200)	Cost of operations
	—	(8)	—	(22)	Selling, general and administrative expenses
	(428)	(409)	(1,320)	(1,222)	Total before tax
	146	142	459	425	Provision for Income Taxes
	$(282)	$(267)	$(861)	$(797)	Net Income
Realized gain on investments	$14	$12	$162	$47	Other – net
	(5)	(4)	(19)	(16)	Provision for Income Taxes
	$9	$8	$143	$31	Net Income
Total reclassification for the period	$(477)	$(388)	$(715)	$(72)
Inventories
At September 30, 2017 and December 31, 2016, included in other current assets we had inventories totaling $8.7 million and $7.7 million, respectively, consisting entirely of raw materials and supplies.

Restricted Cash and Cash Equivalents
At September 30, 2017, we had restricted cash and cash equivalents totaling $10.1 million, $3.0 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $7.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
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
The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Balance at beginning of period	$11,477	$13,542
Additions	1,011	847
Expirations and other changes	(188)	(1,759)
Payments	(21)	(20)
Translation	434	255
Balance at end of period	$12,713	$12,865
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
Our effective tax rate for the three months ended September 30, 2017 was approximately 33.9% as compared to 32.1% for the three months ended September 30, 2016. Our effective tax rate for the nine months ended September 30, 2017 was approximately 31.6% as compared to 30.1% for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017 was lower than our statutory rate primarily due to benefits recognized for excess tax benefits related to employee share-based payments of $5.4 million. The effective tax rate for the nine months ended September 30, 2016 was lower than our statutory rate primarily due to the $13.6 million non-taxable gain recognized related to the deconsolidation of GmP.
As of September 30, 2017, we have gross unrecognized tax benefits of $1.7 million (exclusive of interest and federal and state benefits), all of which would reduce our effective tax rate if recognized. We believe that, within the next 12 months, it is reasonably possible that our previously unrecognized tax benefits could decrease by $1.4 million.
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
We intend to utilize the modified retrospective method for adopting the new revenue recognition standard. This method requires that we recognize a cumulative catch-up adjustment upon adoption (January 1, 2018) to adjust the contract-to-date revenue and costs to the amounts that would have been recognized under the new revenue recognition standard. While this assessment continues, we have not fully determined the impact on our financial statements upon adoption.
In February 2016, the FASB issued an update to the Topic Leases, which supersedes the lease reporting requirements in Topic Leases (previously "FAS 13"). This update requires that a lessee recognize on its balance sheet the assets and liabilities for all leases with lease terms of more than 12 months, along with additional qualitative and quantitative disclosures. The effect of leases in a consolidated statement of income and a consolidated statement of cash flows is expected to be largely unchanged. Accounting by lessors was not significantly impacted by this update. This update will be effective for us in 2019, with early adoption permitted. We expect to adopt the provisions in this update effective January 1, 2019 and expect an immaterial impact to our financial statements.
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
In March 2017, the FASB issued an update to the Topic Compensation – Retirement Benefits. This update amends the guidance on the consolidated statement of income presentation of the components of net periodic benefit cost related to defined benefit pension and postretirement plans. Under current GAAP, components of net periodic benefit cost are aggregated and reported net in the consolidated statements of income as part of operating income. This update requires entities to disaggregate the service cost component of net periodic benefit cost and present it with other current compensation costs within operating income. Other components of net periodic benefit cost are required to be classified outside of operating income within the consolidated statements of income. These changes to classification within the consolidated statements of income will result in no changes to net income. This update will be effective for us in 2018 with retrospective presentation. The impact of this update on our consolidated statements of income for the three and nine months ended September 30, 2017 would be a reduction of

Operating Income, along with a corresponding increase to Other Income (Expense), of $6.9 million and $20.8 million, respectively, and a reduction of Operating Income, along with a corresponding increase to Other Income (Expense), of $6.5 million and $19.7 million for the three and nine months ended September 30, 2016, respectively. The impact of this update on our consolidated statement of income for the year ended December 31, 2016 would be a reduction of Operating Income, along with a corresponding increase to Other Income (Expense), of $4.8 million, which includes a Mark to Market loss of $21.5 million.
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
The purchase price of the acquisition has been allocated among assets acquired and liabilities assumed at fair value, with the excess purchase price recorded as goodwill. During the second quarter of 2017, we adjusted our purchase price allocation, which included adjustments to the value of property, plant and equipment of $(3.0) million and intangible assets of $0.7 million with a resulting increase to goodwill of $2.3 million. Our purchase price allocation is as follows:

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
The following unaudited pro forma financial information presents our results of operations for the three and nine months ended September 30, 2016 had the acquisition of NEC occurred on January 1, 2015. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2015. This information is presented for comparative purposes only and should not be taken as representative of our future consolidated results of operations.

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
	(In thousands, except per share amounts)
Revenues	$398,092	$1,206,494
Net Income Attributable to BWX Technologies, Inc.	$40,262	$146,851
Basic Earnings per Common Share	$0.39	$1.42
Diluted Earnings per Common Share	$0.39	$1.40
The unaudited pro forma results include the following pre-tax adjustments to the historical results presented above:

•
Increase in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of approximately $1.8 million and $5.4 million for the three and nine months ended September 30, 2016, respectively.

•	Elimination of historical interest income of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively.

•
Additional interest expense associated with the incremental borrowings that would have been incurred to acquire NEC as of January 1, 2015 of approximately $0.6 million and $1.8 million for the three and nine months ended September 30, 2016, respectively.

•	Additional accretion associated with asset retirement obligations of approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2016, respectively.

•
Additional depreciation expense associated with the fair value adjustment of property, plant and equipment of approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2016, respectively.

•	Elimination of $0.7 million and $1.3 million in acquisition related costs recognized in the three and nine months ended September 30, 2016, respectively, that are not expected to be recurring.

NOTE 3 – PENSION PLANS AND POSTRETIREMENT BENEFITS
Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)
Service cost	$1,721	$1,793	$6,017	$5,493	$116	$105	$423	$423
Interest cost	13,727	13,724	40,735	41,178	557	551	1,635	1,645
Expected return on plan assets	(21,019)	(20,634)	(62,659)	(62,009)	(596)	(577)	(1,787)	(1,729)
Amortization of prior service cost (credit)	506	485	1,556	1,449	(79)	(76)	(236)	(227)
Net periodic benefit (income) cost	$(5,065)	$(4,632)	$(14,351)	$(13,889)	$(2)	$3	$35	$112
NOTE 4 – COMMITMENTS AND CONTINGENCIES
Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 11 to the consolidated financial statements in Part II of our 2016 10-K.
Investigations and Litigation
Apollo and Parks Township
In January 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against Babcock & Wilcox Power Generation Group, Inc. ("B&W PGG"), Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc. and now known as BWXT Technical Services Group, Inc. (the "BWXT Parties") and Atlantic Richfield Company ("ARCO") in the U.S. District Court for the Western District of Pennsylvania. Since January 2010, additional suits were filed by additional plaintiffs, and there are currently 17 lawsuits pending in the U.S. District Court for the Western District of Pennsylvania (the "Trial Court") against the BWXT Parties and ARCO, including the most recent lawsuits filed in June and October 2015. In total, the suits involve approximately 107 primary claimants. The primary claimants allege, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation and/or decommissioning of two former nuclear fuel processing facilities located in the Borough of Apollo and Parks Township, Pennsylvania (collectively, the "Apollo and Parks Litigation"). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO ("NUMEC"), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation seek compensatory and punitive damages, and in November 2014 delivered a demand of $125.0 million for the settlement of all then-filed actions. While we consider the likelihood of the plaintiffs' recovery to be remote, solely on the basis of this demand we estimate the range of a possible loss at between $0.0 million and $125.0 million. In connection with the spin-off of our former Power Generation business, we agreed to indemnify B&W PGG and its affiliates for any losses arising from the Apollo and Parks Litigation pursuant to the Master Separation Agreement.
Between May 2015 and March 2016, the presiding judge in the Apollo and Parks Litigation granted the BWXT Parties' motions to dismiss or motions for summary judgment in all 17 of the existing lawsuits. Accordingly, all current claims in the Apollo and Parks Litigation have been dismissed by the Trial Court. All plaintiffs filed notices of appeal, and the appeals were consolidated in the U.S. Court of Appeals for the Third Circuit (the "Court of Appeals"). On August 23, 2017, the Court of Appeals affirmed the rulings of the Trial Court, dismissing all claims against the BWXT Parties and other defendants in the cases. Plaintiffs filed a notice of petition for rehearing, which was denied by the Court of Appeals on September 21, 2017. Absent any request for extension of time, the plaintiffs may elect to file a writ of certiorari for review by the U.S. Supreme Court within 90 days from the Court of Appeals ruling. If ultimately upheld, the Trial Court's decisions would result in the dismissal of all 17 lawsuits.
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
NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS
Our operations give rise to exposure to market risks from changes in foreign currency exchange ("FX") rates. We use derivative financial instruments, primarily FX forward contracts, to reduce the impact of changes in FX rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts that are denominated in currencies other than our operating entities' functional currencies. We do not hold or issue derivative financial instruments for trading or other speculative purposes.
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
We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At September 30, 2017, we had deferred approximately $0.1 million of net gains on these derivative financial instruments in accumulated other comprehensive income. Assuming market conditions continue, we expect to recognize substantially all of this amount in the next 12 months.
At September 30, 2017, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $18.6 million at September 30, 2017, with maturities extending to December 2019. These instruments consist primarily of contracts to purchase or sell Canadian dollars. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.
The following tables summarize our derivative financial instruments at September 30, 2017 and December 31, 2016:

	Asset and Liability Derivatives
	September 30, 2017	December 31, 2016
	(In thousands)
Derivatives Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable – other	$459	$70
Other assets	$163	$—
Accounts payable	$244	$462

The effects of derivatives on our financial statements are outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
FX Forward Contracts:
Amount of (loss) gain recognized in other comprehensive income	$(349)	$(78)	$578	$1,286
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings: effective portion
Location
Revenues	$195	$(2)	$182	$(42)
Cost of operations	$(470)	$(172)	$(179)	$976
NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at September 30, 2017:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Equities	$7	$7	$—	$—
Available-for-sale securities
U.S. Government and agency securities	1,299	1,299	—	—
Corporate bonds	3,432	1,497	1,935	—
Equities	2,566	—	2,566	—
Mutual funds	4,677	—	4,677	—
Asset-backed securities and collateralized mortgage obligations	170	—	170	—
Total	$12,151	$2,803	$9,348	$—
The following is a summary of our investments measured at fair value at December 31, 2016:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Corporate bonds	$2,302	$2,302	$—	$—
Equities	38	38	—	—
Available-for-sale securities
U.S. Government and agency securities	8,404	8,404	—	—
Corporate bonds	3,312	—	3,312	—
Equities	4,582	—	4,582	—
Mutual funds	4,183	—	4,183	—
Asset-backed securities and collateralized mortgage obligations	209	—	209	—
Commercial paper	500	—	500	—
Total	$23,530	$10,744	$12,786	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At September 30, 2017 and December 31, 2016, we had forward contracts outstanding to purchase or sell Canadian dollars, with a total fair value of $0.4 million and $(0.4) million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at September 30, 2017 and December 31, 2016.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended September 30, 2017 and 2016 totaled $3.9 million and $2.9 million, respectively, with associated tax benefit totaling $1.4 million and $1.1 million, respectively. Stock-based compensation recognized for all of our plans for the nine months ended September 30, 2017 and 2016 totaled $12.6 million and $9.6 million, respectively, with associated tax benefit totaling $4.4 million and $3.4 million, respectively.

NOTE 8 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. In connection with our segment reporting change, we have revised historical amounts to conform to current segment presentation. An analysis of our operations by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
REVENUES:
Nuclear Operations Group	$324,545	$316,899	$962,492	$937,814
Nuclear Services Group	27,507	28,759	100,146	94,977
Nuclear Power Group	68,621	36,123	200,864	120,268
Adjustments and Eliminations (1)	(1,313)	(2,276)	(5,902)	(6,346)
	$419,360	$379,505	$1,257,600	$1,146,713

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Nuclear Operations Group Transfers	$(192)	$(23)	$(592)	$(149)
Nuclear Services Group Transfers	(1,043)	(1,979)	(5,113)	(5,295)
Nuclear Power Group Transfers	(78)	(274)	(197)	(902)
	$(1,313)	$(2,276)	$(5,902)	$(6,346)
OPERATING INCOME:
Nuclear Operations Group	$71,902	$62,537	$219,944	$191,886
Nuclear Services Group	1,033	652	17,354	10,860
Nuclear Power Group	9,305	5,031	29,644	38,659
Other	(2,255)	(1,907)	(4,937)	(5,068)
	$79,985	$66,313	$262,005	$236,337
Unallocated Corporate (2)	(6,304)	(3,940)	(12,772)	(12,897)
mPower Framework Agreement	—	—	—	(30,000)
Total Operating Income	$73,681	$62,373	$249,233	$193,440
Other Income (Expense):
Interest income	402	128	750	533
Interest expense	(3,837)	(2,049)	(11,260)	(5,326)
Other – net	348	228	731	25,119
Total Other Income (Expense)	(3,087)	(1,693)	(9,779)	20,326
Income before Provision for Income Taxes	$70,594	$60,680	$239,454	$213,766

(2)	Unallocated corporate includes general corporate overhead not allocated to segments.

	September 30, 2017	December 31, 2016
	(In thousands)
SEGMENT ASSETS:
Nuclear Operations Group	$902,224	$854,310
Nuclear Services Group	160,190	169,850
Nuclear Power Group	328,269	315,687
Other	1,815	3,156
Total Segment Assets	1,392,498	1,343,003
Corporate Assets	331,014	236,812
Total Assets	$1,723,512	$1,579,815

NOTE 9 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except share and per share amounts)
Basic:
Net income attributable to BWX Technologies, Inc. (1)	$46,553	$41,062	$163,534	$149,065
Weighted average common shares	99,328,677	102,735,989	99,313,264	103,542,578
Basic earnings per common share (1)	$0.47	$0.40	$1.65	$1.44
Diluted:
Net income attributable to BWX Technologies, Inc. (1)	$46,553	$41,062	$163,534	$149,065
Weighted average common shares (basic)	99,328,677	102,735,989	99,313,264	103,542,578
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)(2)	931,578	1,250,006	1,054,119	1,399,142
Adjusted weighted average common shares (1)	100,260,255	103,985,995	100,367,383	104,941,720
Diluted earnings per common share (1)	$0.46	$0.39	$1.63	$1.42

(1)
Net income attributable to BWX Technologies, Inc. and the resulting basic and diluted earnings per common share for the three and nine months ended September 30, 2016 have been adjusted from amounts previously reported to reflect the early adoption of the FASB update to the Topic Compensation – Stock Compensation.

(2)	At September 30, 2017 and 2016, 0 and 31,841 of our shares were antidilutive, respectively.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 of this quarterly report on Form 10-Q ("Report") and the audited consolidated financial statements and the related notes and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended December 31, 2016 (our "2016 10-K").
In this Report, unless the context otherwise indicates, "we," "us" and "our" mean BWX Technologies, Inc. ("BWXT") and its consolidated subsidiaries.
From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. In addition, various statements in this Report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Statements and assumptions regarding expectations and projections of specific projects, our future backlog, revenues, income, capital spending, strategic investments, acquisitions or divestitures, research and development initiatives, return on capital activities or margin improvement initiatives are examples of forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "seek," "goal," "could," "intend," "may," "should" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.
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

Nuclear Operations Group
The revenues of our Nuclear Operations Group segment are largely a function of defense spending by the U.S. Government. Through this segment, we engineer, design and manufacture precision naval nuclear components, reactors and nuclear fuel for the DOE/NNSA's Naval Nuclear Propulsion Program. In addition, we perform development and fabrication activities for submarine missile launch tubes for the U.S. Navy. As a supplier of major nuclear components for certain U.S. Government programs, this segment is a significant participant in the defense industry.
Nuclear Services Group
Our Nuclear Services Group segment provides various services to the U.S. Government and the commercial nuclear industry primarily in the U.S. The revenues and equity in income of investees under our U.S. Government contracts are largely a function of spending of the U.S. Government and the performance scores we and our consortium partners earn in managing and operating high-consequence operations at U.S. nuclear weapons sites, national laboratories and manufacturing complexes. With its specialized capabilities of full life-cycle management of special materials, facilities and technologies, we believe our Nuclear Services Group segment is well-positioned to continue to participate in the continuing cleanup, operation and management of critical government-owned nuclear sites, laboratories and manufacturing complexes maintained by the DOE, NASA and other federal agencies.
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
Nuclear Power Group
Through this segment, we design and manufacture commercial nuclear steam generators, heat exchangers, pressure vessels, reactor components, and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level nuclear waste. This segment is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems and related services for CANDU nuclear power plants. This segment also provides a variety of engineering and in-plant services and is a significant supplier to nuclear power utilities undergoing major refurbishment and plant life extension projects.
Our Nuclear Power Group segment's overall activity primarily depends on the demand and competitiveness of nuclear energy. The activity of this segment depends on the timing of maintenance outages principally in the Canadian market and the cyclical nature of capital expenditures and major refurbishments for nuclear utility customers, which could cause variability in our financial results.
GE Hitachi Nuclear Energy Canada Inc. Acquisition
On December 16, 2016, our subsidiary BWXT Canada Ltd. acquired the outstanding stock of the GE Hitachi Nuclear Energy Canada Inc. joint venture, which was renamed BWXT Nuclear Energy Canada Inc. ("NEC"). NEC is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems and replacement components for CANDU reactors and has approximately 350 employees. NEC operates two facilities licensed by the Canadian Nuclear Safety Commission to fabricate natural uranium fuel in Peterborough and Toronto, Ontario, Canada as well as a third facility in Arnprior, Ontario, Canada. The acquisition of NEC expanded our existing commercial nuclear products and services portfolio, allowing us to leverage our technology-based competencies in offering new products and services related to plant life extensions as well as the ongoing maintenance of nuclear power generation equipment. NEC is reported within our Nuclear Power Group segment.
For additional information on the acquisition of NEC, see Note 2 to our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 10-K. There have been no material changes to our policies during the nine months ended September 30, 2017.

Accounting for Contracts
As of September 30, 2017, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the nine months ended September 30, 2017 and 2016, we recognized net changes in estimates related to long-term contracts accounted for on the percentage-of-completion basis, which increased operating income by approximately $22.0 million and $15.8 million, respectively.
RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 VS. THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
Selected financial highlights are presented in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	$ Change	2017	2016	$ Change
	(In thousands)
REVENUES:
Nuclear Operations Group	$324,545	$316,899	$7,646	$962,492	$937,814	$24,678
Nuclear Services Group	27,507	28,759	(1,252)	100,146	94,977	5,169
Nuclear Power Group	68,621	36,123	32,498	200,864	120,268	80,596
Adjustments and Eliminations	(1,313)	(2,276)	963	(5,902)	(6,346)	444
	$419,360	$379,505	$39,855	$1,257,600	$1,146,713	$110,887
OPERATING INCOME:
Nuclear Operations Group	$71,902	$62,537	$9,365	$219,944	$191,886	$28,058
Nuclear Services Group	1,033	652	381	17,354	10,860	6,494
Nuclear Power Group	9,305	5,031	4,274	29,644	38,659	(9,015)
Other	(2,255)	(1,907)	(348)	(4,937)	(5,068)	131
	$79,985	$66,313	$13,672	$262,005	$236,337	$25,668
Unallocated Corporate	(6,304)	(3,940)	(2,364)	(12,772)	(12,897)	125
mPower Framework Agreement	—	—	—	—	(30,000)	30,000
Total Operating Income	$73,681	$62,373	$11,308	$249,233	$193,440	$55,793
Consolidated Results of Operations
Three months ended September 30, 2017 vs. 2016
Consolidated revenues increased 10.5%, or $39.9 million, to $419.4 million in the three months ended September 30, 2017 compared to $379.5 million for the corresponding period in 2016, due to increases in revenues from our Nuclear Operations Group and Nuclear Power Group segments totaling $7.6 million and $32.5 million, respectively. Our Nuclear Power Group segment includes revenues of $22.5 million associated with the acquisition of NEC in the fourth quarter ended December 31, 2016. These increases were slightly offset by a decrease in revenues in our Nuclear Services Group segment of $1.3 million.
Consolidated operating income increased $11.3 million to $73.7 million in the three months ended September 30, 2017 compared to $62.4 million for the corresponding period of 2016. We experienced operating income improvements in our Nuclear Operations Group, Nuclear Services Group and Nuclear Power Group segments of $9.4 million, $0.4 million and $4.3 million, respectively. These increases were offset by lower operating income in our Other segment of $0.3 million as well as an increase in unallocated corporate expenses of $2.4 million.

Nine months ended September 30, 2017 vs. 2016
Consolidated revenues increased 9.7%, or $110.9 million, to $1,257.6 million in the nine months ended September 30, 2017 compared to $1,146.7 million for the corresponding period in 2016, due to increases in revenues from our Nuclear Operations Group, Nuclear Services Group and Nuclear Power Group segments totaling $24.7 million, $5.2 million and $80.6 million, respectively. Nuclear Services Group segment revenues include $7.9 million of fee income associated with the settlement of a contract dispute related to task order work that was completed in 2013. In addition, our Nuclear Power Group segment includes revenues of $70.2 million associated with the acquisition of NEC in the fourth quarter ended December 31, 2016.
Consolidated operating income increased $55.8 million to $249.2 million in the nine months ended September 30, 2017 compared to $193.4 million for the corresponding period of 2016. We experienced operating income improvements in our Nuclear Operations Group, Nuclear Services Group and Other segments of $28.1 million, $6.5 million and $0.1 million, respectively, as well as a decrease in unallocated corporate expenses of $0.1 million. Nuclear Services Group segment operating income includes $7.9 million attributable to the settlement of the contract dispute noted above. We also experienced an increase in operating income due to the recognition of a $30.0 million charge related to the mPower Framework Agreement, which we entered into in the nine month period ended September 30, 2016. These increases were offset by lower operating income in our Nuclear Power Group segment of $9.0 million, primarily due to the reversal of a $15.0 million loss contingency during the nine months ended September 30, 2016 that resulted from a favorable ruling in a lawsuit involving commercial nuclear contracts.
Nuclear Operations Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	$ Change	2017	2016	$ Change
	(In thousands)
Revenues	$324,545	$316,899	$7,646	$962,492	$937,814	$24,678
Operating Income	71,902	$62,537	9,365	219,944	191,886	28,058
% of Revenues	22.2%	19.7%		22.9%	20.5%
Three months ended September 30, 2017 vs. 2016
Revenues increased 2.4%, or $7.6 million, to $324.5 million in the three months ended September 30, 2017 compared to $316.9 million for the corresponding period of 2016. The increase was primarily attributable to increased activity related to our naval nuclear fuel and downblending operations.
Operating income increased $9.4 million to $71.9 million in the three months ended September 30, 2017 compared to $62.5 million for the corresponding period of 2016. The increase was primarily driven by net favorable changes in estimates related to certain long-term contracts accounted for on the percentage-of-completion basis and the increase in revenues noted above.
Nine months ended September 30, 2017 vs. 2016
Revenues increased 2.6%, or $24.7 million, to $962.5 million in the nine months ended September 30, 2017 compared to $937.8 million for the corresponding period of 2016. The increase was primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs of $13.0 million as well as our naval nuclear fuel and downblending operations of $8.6 million.
Operating income increased $28.1 million to $219.9 million in the nine months ended September 30, 2017 compared to $191.9 million for the corresponding period of 2016. The increase was primarily driven by net favorable changes in estimates related to certain long-term contracts accounted for on the percentage-of-completion basis and the increase in revenues noted above.

Nuclear Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	$ Change	2017	2016	$ Change
	(In thousands)
Revenues	$27,507	$28,759	$(1,252)	$100,146	$94,977	$5,169
Operating Income	1,033	652	381	17,354	10,860	6,494
% of Revenues	3.8%	2.3%		17.3%	11.4%
Three months ended September 30, 2017 vs. 2016
Revenues decreased 4.4%, or $1.3 million, to $27.5 million in the three months ended September 30, 2017 compared to $28.8 million for the corresponding period of 2016. The decrease was primarily attributable to lower activity at one of our joint ventures that was transitioned earlier in 2017. This decrease was partially offset by increased activity at our Naval Reactor decommissioning and decontamination project and higher revenue due to the timing of maintenance outages in the commercial U.S. nuclear utility market.
Operating income increased $0.4 million to $1.0 million in the three months ended September 30, 2017 compared to $0.7 million for the corresponding period of 2016. The increase was primarily attributable to lower selling, general and administrative expenses of $2.6 million related to a decrease in business development activities caused by the timing of proposal activities. This increase was partially offset by the operating income impact of the lower activity associated with the joint venture that was transitioned earlier in 2017 and lower fee performance related to one of our sites in New Mexico.
Nine months ended September 30, 2017 vs. 2016
Revenues increased 5.4%, or $5.2 million, to $100.1 million in the nine months ended September 30, 2017 compared to $95.0 million for the corresponding period of 2016. The increase was primarily attributable to the settlement of a contract dispute related to task order work that ended in 2013, which resulted in the recovery of $7.9 million of fee income. In addition, we experienced higher activity at our Naval Reactor decommissioning and decontamination project of $4.2 million. These increases were partially offset by fewer maintenance outages in the commercial U.S. nuclear utility market and a reduction in activity related to advanced fuel and reactor engineering, licensing and manufacturing services for new advanced nuclear reactors of $5.9 million.
Operating income increased $6.5 million to $17.4 million in the nine months ended September 30, 2017 compared to $10.9 million for the corresponding period of 2016. The increase was primarily attributable to the settlement of the contract dispute of $7.9 million noted above in addition to lower selling, general and administrative expenses of $3.9 million, primarily related to a decrease in business development activities caused by the timing of proposal activities. These increases were partially offset by the transition of two joint venture projects in 2016 and 2017 that resulted in lower fee income of $3.2 million and the decreases in revenues related to the commercial U.S. nuclear utility market and activity related advanced nuclear reactors noted above.
Nuclear Power Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	$ Change	2017	2016	$ Change
	(In thousands)
Revenues	$68,621	$36,123	$32,498	$200,864	$120,268	$80,596
Operating Income	9,305	5,031	4,274	29,644	38,659	(9,015)
% of Revenues	13.6%	13.9%		14.8%	32.1%
Three months ended September 30, 2017 vs. 2016
Revenues increased 90.0%, or $32.5 million, to $68.6 million in the three months ended September 30, 2017 compared to $36.1 million for the corresponding period of 2016. The increase was primarily attributable to the acquisition of NEC in the fourth quarter ended December 31, 2016, which produced revenues totaling $22.5 million in the three month period ended September 30, 2017, as well as an increase in revenue related to our legacy services business in Canada of $5.4 million due to additional maintenance outages and service work in the Canadian nuclear refurbishment market. Revenues in our nuclear components business increased $4.6 million, primarily due to design and manufacturing work associated with major life extension and refurbishment projects for the Canadian nuclear market, which included the fabrication of replacement steam generators, reactor components and containers for the storage of spent nuclear fuel and other high-level waste.
Operating income increased $4.3 million to $9.3 million in the three months ended September 30, 2017 compared to $5.0 million for the corresponding period of 2016, primarily attributable to increases in revenues from the acquisition of NEC and higher volume of activity associated with our legacy components business, which combined to increase operating income by $5.5 million. These increases were partially offset by higher selling, general and administrative expenses related to the addition of NEC into our existing business, which reduced operating income by $1.8 million when compared to the corresponding period of 2016.
Nine months ended September 30, 2017 vs. 2016
Revenues increased 67.0%, or $80.6 million, to $200.9 million in the nine months ended September 30, 2017 compared to $120.3 million for the corresponding period of 2016. The increase was primarily attributable to the acquisition of NEC in the fourth quarter ended December 31, 2016, which produced revenues totaling $70.2 million in the nine month period ended September 30, 2017. Revenue in our nuclear components business increased $32.1 million, primarily due to design and manufacturing work associated with major life extension and refurbishment projects for the Canadian nuclear market, which included the fabrication of replacement steam generators, reactor components and containers for the storage of high-level waste. These increases were partially offset by a lower volume of outage projects when compared to the same period of the prior year, resulting in a decrease in revenues of $21.6 million for our legacy services business in Canada.
Operating income decreased $9.0 million to $29.6 million in the nine months ended September 30, 2017 compared to $38.7 million for the corresponding period of 2016, primarily attributable to the reversal of a $15.0 million loss contingency during the nine months ended September 30, 2016 that resulted from a favorable ruling in a lawsuit involving commercial nuclear contracts. Higher selling, general and administrative expenses related to the addition of NEC into our existing business also reduced operating income by $7.2 million when compared to the corresponding period of 2016. The decline in volume in outage projects for our legacy services business in Canada, noted above, also contributed to a decrease in operating income. These decreases were partially offset by increases in revenues from the acquisition of NEC and higher volume of activity associated with our legacy components business, which combined to increase operating income by $22.3 million.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	$ Change	2017	2016	$ Change
	(In thousands)
Operating Income	(2,255)	(1,907)	(348)	(4,937)	(5,068)	131
Operating income decreased $0.3 million to a loss of $2.3 million in the three months ended September 30, 2017 compared to a loss of $1.9 million for the corresponding period of 2016. Operating income increased $0.1 million to a loss of $4.9 million in the nine months ended September 30, 2017 compared to a loss of $5.1 million for the corresponding period of 2016.
Unallocated Corporate
Unallocated corporate expenses increased $2.4 million to $6.3 million for the three months ended September 30, 2017 compared to $3.9 million for the corresponding period of 2016, primarily due to the timing of healthcare claims. Unallocated corporate expenses of $12.8 million for the nine months ended September 30, 2017 were unchanged when compared to the corresponding period of 2016.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	$ Change	2017	2016	$ Change
	(In thousands)
Income before Provision for Income Taxes	$70,594	$60,680	$9,914	$239,454	$213,766	$25,688
Provision for Income Taxes	$23,901	$19,473	$4,428	$75,556	$64,328	$11,228
Effective Tax Rate	33.9%	32.1%		31.6%	30.1%
We primarily operate in the U.S. and Canada, and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 35% and our Canadian tax provision based on the Canadian local statutory rate of approximately 25%.
Our effective tax rate for the three months ended September 30, 2017 was approximately 33.9% as compared to 32.1% for the three months ended September 30, 2016. Our effective tax rate for the nine months ended September 30, 2017 was approximately 31.6% as compared to 30.1% for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017 was lower than our statutory rate primarily due to benefits recognized for excess tax benefits related to employee share-based payments of $5.4 million. The effective tax rate for the nine months ended September 30, 2016 was lower than our statutory rate primarily due to the $13.6 million non-taxable gain recognized related to the deconsolidation of Generation mPower LLC.
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

	September 30, 2017	December 31, 2016
	(In approximate millions)
Nuclear Operations Group	$2,970	$3,485
Nuclear Services Group	37	24
Nuclear Power Group	528	474
Total Backlog	$3,535	$3,983
Of the September 30, 2017 backlog, we expect to recognize revenues as follows:

	2017	2018	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$306	$977	$1,687	$2,970
Nuclear Services Group	13	9	15	37
Nuclear Power Group	76	207	245	528
Total Backlog	$395	$1,193	$1,947	$3,535
At September 30, 2017, Nuclear Operations Group backlog with the U.S. Government was $2,966.7 million, $312.1 million of which had not yet been funded.
At September 30, 2017, Nuclear Services Group backlog with the U.S. Government was $11.8 million, all of which was funded.
At September 30, 2017, Nuclear Power Group had no backlog with the U.S. Government.

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
As of September 30, 2017, the U.S. Government had awarded us approximately $2.2 billion of the April 2016 award. The value of unexercised options excluded from backlog as of September 30, 2017 was approximately $0.8 billion, the majority of which is expected to be exercised during the fourth quarter of 2017, subject to annual congressional appropriations.
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
The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the Amended Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At September 30, 2017, we were in compliance with all covenants set forth in the Amended Credit Agreement.
Outstanding loans under the Amended Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 1.75% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one-month Eurocurrency rate plus 1.0%, or the administrative agent's prime rate) plus a margin ranging from 0.25% to 0.75% per year. We are charged a commitment fee on the unused portion of the revolving credit facility, and that fee varies between 0.15% and 0.25% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Amended Credit Agreement, and a letter of credit fee of between 0.75% and 1.05% per year is charged with respect to the amount of each performance letter of credit issued under the Amended Credit Agreement. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at September 30, 2017, the margin for

Eurocurrency rate and base rate loans was 1.375% and 0.375%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.375% and 0.825%, respectively, and the commitment fee for unused portions of the revolving credit facility was 0.175%.
Upon the closing of the Credit Agreement and the subsequent Amendment, we paid certain upfront fees to the lenders thereunder, and paid arrangement and other fees to the arrangers and agents of the Amended Credit Agreement.
At September 30, 2017, borrowings outstanding totaled $521.7 million and $0.0 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the Amended Credit Agreement totaled $78.7 million. As a result, we had $321.3 million available for borrowings or to meet letter of credit requirements as of September 30, 2017, excluding the additional $250 million available to us for term loan, revolving credit borrowings and letter of credit commitments. As of September 30, 2017, the weighted average interest rate on outstanding borrowings under our Amended Credit Agreement was 2.63%.
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
Other Arrangements
We have posted surety bonds to support contractual obligations to customers and certain government agencies relating to certain projects and performance obligations. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing project requirements for the next 12 months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2017, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $61.0 million.
Long-term Benefit Obligations
Our unfunded pension and postretirement benefit obligations totaled $334.3 million at September 30, 2017. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. We expect to make contributions of approximately $3.1 million for the remainder of 2017 related to our pension plans and postretirement plans.
Other
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Domestic	$180,756	$92,680
Foreign	44,606	65,449
Total	$225,362	$158,129
Our working capital increased by approximately $117.3 million to $371.0 million at September 30, 2017 from $253.7 million at December 31, 2016, primarily attributable to an increase in cash and cash equivalents and accounts receivable – trade as well as a decrease in current liabilities associated with the mPower Framework Agreement settlement payment that occurred during the nine months ended September 30, 2017.
Our net cash provided by operations increased by $52.2 million to $144.7 million in the nine months ended September 30, 2017, compared to $92.5 million in the nine months ended September 30, 2016. The increase was largely attributable to changes in net contracts in progress and advanced billings due to the timing of project cash flows.
Our net cash used in investing activities decreased by $1.2 million to $38.9 million in the nine months ended September 30, 2017 compared to $40.1 million in the nine months ended September 30, 2016. The decrease was primarily attributable to the decrease in purchases of securities and a return of capital associated with one of our equity method investments related to a joint venture that was transitioned earlier in 2017. These items were partially offset by an increase in purchases of property, plant and equipment.
Our net cash used in financing activities decreased by $119.0 million to $43.6 million in the nine months ended September 30, 2017, compared to $162.6 million in the nine months ended September 30, 2016. The decrease was primarily attributable to a decrease in repurchases of common shares of $293.0 million during the nine months ended September 30, 2017 when compared to the same period in the prior year. This was partially offset by a decrease in net borrowings and repayments under the Credit Agreement of $170.9 million.
At September 30, 2017, we had restricted cash and cash equivalents totaling $10.1 million, $3.0 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $7.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At September 30, 2017, we had short-term and long-term investments with a fair value of $12.2 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and equities, mutual funds and asset-backed securities. Our investments are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income.
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
As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the quarter ended September 30, 2017. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
July 1, 2017 - July 31, 2017	2,573	$48.78	—	$193.0
August 1, 2017 - August 31, 2017	14,471	$53.46	—	$193.0
September 1, 2017 - September 30, 2017	—	$—	—	$193.0
Total	17,044	$52.75	—

(1)
Includes 2,573 and 14,471 shares repurchased during July and August, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

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
2.1*
Master Separation Agreement dated as of July 2, 2010 between McDermott International, Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

2.2*
Master Separation Agreement, dated as of June 8, 2015, between the Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

3.1*	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34658)).

3.2*
Certificate of Amendment to Restated Certificate of Incorporation dated June 30, 2015 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

3.3*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

10.1*+	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-34658)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.

+	Management contract or compensatory plan or arrangement.

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

November 6, 2017