Form 10-K
period 2017-12-31
BWX Technologies, Inc.
filed 2018-02-27
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10–K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 001-34658
_____________________________________________________________
BWX TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________________________

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
_____________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2017) was approximately $4.8 billion.
The number of shares of the registrant's common stock outstanding at February 23, 2018 was 99,487,519.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-K

i

ii

 Statements we make in this Annual Report on Form 10-K ("Report"), which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the headings "Cautionary Statement Concerning Forward-Looking Statements" and "Risk Factors" in Items 1 and 1A of Part I of this Report. In this Report, unless the context otherwise indicates, "we," "us" and "our" mean BWX Technologies, Inc. ("BWXT" or the "Company") and its consolidated subsidiaries.
PART I

Item 1.	BUSINESS
General
BWX Technologies, Inc. is a specialty manufacturer of nuclear components, a developer of nuclear technologies and a service provider with an operating history of more than 100 years. Our core businesses focus on the design, engineering and manufacture of precision naval nuclear components, reactors and nuclear fuel for the U.S. Government. We also provide special nuclear materials processing and environmental site restoration services, as well as a variety of products and services to customers in the nuclear power industry. While we provide a wide range of products and services, our business segments are heavily focused on major projects. At any given time, a relatively small number of projects can represent a significant part of our operations.
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
Business Segments
We operate in three reportable segments: Nuclear Operations Group, Nuclear Services Group and Nuclear Power Group. Our reportable segments reflect changes we made during the first quarter of 2017 in the manner for which our segment operating information is reported for purposes of assessing operating performance and allocating resources. Prior to 2017, we reported three segments: Nuclear Operations, Nuclear Energy and Technical Services. The U.S. commercial nuclear services business, a component of our former Nuclear Energy segment, is now reported in our Nuclear Services Group segment along with our former Technical Services segment. The remainder of our former Nuclear Energy segment is now reported in our Nuclear Power Group segment, which comprises our Canadian operations, including BWXT Nuclear Energy Canada Inc., which we acquired in 2016. Our Nuclear Operations Group segment represents our former Nuclear Operations segment. The change in our reportable segments had no impact on our previously reported consolidated results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this Report.
For financial information regarding each of our segments, financial information regarding geographic areas and additional information regarding the change to our segments, see Note 16 to our consolidated financial statements included in this Report. For further details regarding each segment's facilities, see Item 2, "Properties." In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues. We are currently exploring growth strategies across our segments through strategic investments and acquisitions to expand and complement our existing businesses. We would expect to fund these opportunities with cash on hand or by raising additional capital through debt, equity or some combination thereof.

Nuclear Operations Group
Through this segment, we engineer, design and manufacture precision naval nuclear components, reactors and nuclear fuel for the U.S. Department of Energy ("DOE")/National Nuclear Security Administration's ("NNSA") Naval Nuclear Propulsion Program. In addition, we perform development and fabrication activities for missile launch tubes for U.S. Navy submarines.
Our Nuclear Operations Group segment specializes in the design and manufacture of close-tolerance and high-quality equipment for nuclear applications. In addition, we are a leading manufacturer of critical nuclear components, fuels and assemblies for government and limited other uses. We have supplied nuclear components for DOE programs since the 1950s and are the largest domestic supplier of research reactor fuel elements for colleges, universities and national laboratories. We also convert or downblend high-enriched uranium into low-enriched fuel for use in commercial reactors to generate electricity. In addition, we have over 100 years of experience in supplying components for defense applications.
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
The demand for nuclear components by the U.S. Government determines a substantial portion of this segment's backlog. We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future. In addition, the U.S. Navy issued its fiscal year 2019 long-range shipbuilding plan in February 2018, which includes recommendations to increase the size of its fleet of ships to include additional submarines and aircraft carriers beyond the number disclosed in previous long-range shipbuilding plan. We are evaluating the impact of the U.S. Navy's new shipbuilding plan and expect that it will require additional capital expenditures and investment in personnel to meet this growth in demand.
Nuclear Services Group
Through this segment, we provide various services to the U.S. Government, including special nuclear materials processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities. These services are provided primarily to the DOE, including the NNSA, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management, and NASA.
This segment's principal operations include:

•	managing and operating environmental management sites;

•	managing spent nuclear fuel and transuranic waste for the DOE;

•	managing and operating nuclear production facilities;

•	providing critical skills and resources for DOE sites; and

•	managing and operating space flight hardware and test facilities for NASA.
This segment is also engaged in inspection and maintenance services for the commercial nuclear industry primarily in the U.S. These services include the inspection of steam generators and heat exchangers, high pressure water lancing, non-destructive examination and the development of customized tooling solutions. This segment also develops technology for a variety of applications, including advanced nuclear power sources, and offers complete advanced fuel and reactor engineering, licensing and manufacturing services for new advanced nuclear reactors.
Our Nuclear Services Group segment's overall activity depends on authorized spending levels of the DOE, including the NNSA, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management, and NASA. We manage and operate complex, high-consequence nuclear and national security operations for the DOE and the NNSA, primarily through our joint ventures, as further discussed under the caption "Joint Ventures" below. In addition, this segment's activities associated with the U.S. commercial nuclear industry depend on the demand and competitiveness of nuclear power in the U.S. and our ability to successfully obtain commercial nuclear contracts.

Nuclear Power Group
Through this segment, we design and manufacture commercial nuclear steam generators, heat exchangers, pressure vessels, reactor components and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level nuclear waste. This segment is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems and related services for CANDU nuclear power plants. This segment also provides a variety of engineering and in-plant services and is a significant supplier to nuclear power utilities undergoing major refurbishment and plant life extension projects. Our in-depth knowledge comes from over 50 years of experience in the design, manufacturing, commissioning and service of nuclear power generation equipment.
This segment specializes in performing full scope, prototype design work coupled with manufacturing integration. The design, engineering and other capabilities of this segment include:

•	steam generation and separation equipment design and development;

•	thermal-hydraulic design of reactor plant components;

•	commercial nuclear fuel manufacturing and design;

•	nuclear fuel handling system design, manufacturing, delivery, installation and commissioning;

•	containers for the storage of spent nuclear fuel and other high-level waste;

•	structural and thermal-hydraulic design and vibration analysis for heat exchangers;

•	structural component design for precision manufacturing;

•	materials expertise in high-strength, low-alloy steels and nickel-based materials;

•	material procurement of tubing, forgings and weld wire; and

•	metallographic and chemical analysis.
Our Nuclear Power Group segment's overall activity primarily depends on the demand and competitiveness of nuclear energy. A significant portion of our Nuclear Power Group segment's operations depend on the timing of maintenance outages, principally in the Canadian market, and the cyclical nature of capital expenditures and major refurbishments for nuclear utility customers, which could cause variability in our financial results.
Acquisitions
On December 16, 2016, our subsidiary BWXT Canada Ltd. acquired the outstanding stock of the GE Hitachi Nuclear Energy Canada Inc. ("GEH-C") joint venture, which was renamed BWXT Nuclear Energy Canada Inc. ("NEC"). NEC is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems and replacement components for CANDU reactors and has approximately 350 employees. NEC operates two facilities licensed by the Canadian Nuclear Safety Commission ("CNSC") to fabricate natural uranium fuel in Peterborough and Toronto, Ontario, Canada as well as a third facility in Arnprior, Ontario, Canada. The acquisition of NEC expanded our existing commercial nuclear products and services portfolio, allowing us to leverage our technology-based competencies in offering new products and services related to plant life extensions as well as the ongoing maintenance of nuclear power generation equipment. NEC is reported within our Nuclear Power Group segment.
See Note 2 to our consolidated financial statements included in this Report for additional information on the acquisition of NEC.
Special Charges for Restructuring Activities
In 2014, we began initiatives to restructure our mPower program and to improve margins in one of our former segments. During the year ended December 31, 2015, we incurred expenses of $15.9 million and $0.7 million related to these initiatives, respectively. Included in these expenditures were asset impairment charges and costs related to employee termination benefits and facility consolidation. These activities were substantially complete as of June 30, 2015.
mPower Framework Agreement
On March 2, 2016, we entered into a framework agreement with Bechtel Power Corporation ("Bechtel"), BWXT Modular Reactors, LLC and BDC NexGen Power, LLC, our partner in Generation mPower LLC ("GmP"), for the potential restructuring and restart of our mPower small modular reactor program (the "Framework Agreement"). As a result of entering into the Framework Agreement, we have deconsolidated GmP from our financial statements as of the date of the Framework Agreement. We recorded a gain of approximately $13.6 million in the year ended December 31, 2016 related to the deconsolidation of GmP as a component of Other – net on our consolidated statement of income.
In the year ended December 31, 2016, we also recognized a $30.0 million loss contingency as a result of the Framework Agreement, which was ultimately paid to Bechtel in the first quarter of 2017 following receipt of Bechtel's notice that the mPower program would not be restarted.
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
Nuclear Operations Group
The majority of the revenue generated by this segment is from long-term contracts with the DOE/NNSA's Naval Nuclear Propulsion Program. Unless otherwise specified in a contract, allowable and allocable costs are billed to contracts with the U.S. Government in accordance with Federal Acquisition Regulation ("FAR") and the related U.S. Government Cost Accounting Standards ("CAS"). Examples of costs that may be incurred by us and not billable to the U.S. Government in accordance with the requirements of the FAR and CAS regulations include, but are not limited to, unallowable employee compensation and benefit costs, lobbying costs, interest, certain legal costs and charitable donations.
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

Nuclear Services Group
This segment's principal operations include the management and operation of nuclear production facilities, environmental management sites and the management of spent nuclear fuel and transuranic waste for the DOE. These activities are primarily accomplished through our participation in joint ventures with other contractors as further discussed under the caption "Joint Ventures" below.
The contracts for the management and operation of U.S. Government facilities are awarded through a complex and protracted procurement process. These contracts are generally structured as five-year contracts with options for up to five additional years, which are exercisable by the customer, or include provisions whereby the contract durations can be extended as a result of the achievement of certain performance metrics. These are cost-reimbursement contracts with a U.S. Government credit line with some corporate-funded working capital required. However, many new contracts currently in the bidding process and recently awarded have a different structure. While these new contracts remain cost-reimbursement contracts, the contractor may be required to supply working capital and be reimbursed by the U.S. Government through regular invoicing. These contracts include a fee that is primarily based on performance, which is typically evaluated annually.
This segment also serves the commercial nuclear industry primarily through the use of fixed-price contracts that are awarded following a competitive bid process. Fixed-price contracts entail more risk to us because the price has been pre-determined and is generally not subject to adjustment, regardless of costs incurred, unless authorized by the customer.
Nuclear Power Group
Contracts in this segment are usually awarded through a competitive bid process. Factors that customers may consider include price, plant or equipment availability, technical capabilities of equipment and personnel, efficiency, safety record and reputation. The majority of these contracts are fixed-price contracts in which the specified scope of work is agreed to for a pre-determined price that is generally not subject to adjustment, regardless of costs incurred by the contractor, unless changes in scope are authorized by the customer. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work.
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
Backlog is not a measure defined by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. Additionally, our backlog, and the expected recognition of revenue, is subject to change upon our adoption of FASB Topic Revenue from Contracts with Customers on January 1, 2018.
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

Our backlog at December 31, 2017 and 2016 was as follows:

	December 31, 2017		December 31, 2016
	(In approximate millions)
Nuclear Operations Group	$3,305	83%	$3,485	88%
Nuclear Services Group	29	1%	24	—%
Nuclear Power Group	637	16%	474	12%
Total Backlog	$3,971	100%	$3,983	100%
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Nuclear Services Group segment. See Note 4 to our consolidated financial statements included in this Report for financial information on our equity method investments.
Of the December 31, 2017 backlog, we expect to recognize revenues as follows:

	2018	2019	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$1,190	$772	$1,343	$3,305
Nuclear Services Group	22	3	4	29
Nuclear Power Group	230	111	296	637
Total Backlog	$1,442	$886	$1,643	$3,971
As of December 31, 2017, Nuclear Operations Group backlog with the U.S. Government was $3,299.2 million, $266.6 million of which had not yet been funded.
As of December 31, 2017, Nuclear Services Group backlog with the U.S. Government was $11.1 million, all of which was fully funded.
As of December 31, 2017, Nuclear Power Group had no backlog with the U.S. Government.
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
As of December 31, 2017, the U.S. Government had awarded us approximately $2.8 billion of the April 2016 award. The value of unexercised options excluded from backlog as of December 31, 2017 was approximately $0.2 billion, the majority of which is expected to be exercised in 2018, subject to annual Congressional appropriations.
Competition
The competitive environments in which each segment operates are described below.
Nuclear Operations Group. We have specialized technical capabilities that have allowed us to be a valued supplier of nuclear components and fuel for the U.S. Government's naval nuclear fleet since the 1950s. Because of the technical and regulatory standards required to meet U.S. Government contracting requirements for nuclear components and the barriers to entry present in this type of environment, competition in this segment is limited. The primary bases of limited competition for this segment are price, high capital investment, technical capabilities, high regulatory licensing costs and quality of products and services. In addition, a significant portion of the designs, processing and final product are classified by the U.S. Government, requiring applicable personnel to obtain and maintain U.S. Government security clearances.
Nuclear Services Group. Through this segment, we are engaged in the management and operation of U.S. Government facilities and the delivery of environmental remediation services (decontamination and decommissioning) associated with U.S. Government-owned nuclear facilities. Many of our government contracts are bid as a joint venture with one or more companies, in which we have a majority or a minority position. The performance of the prime or lead contractor can impact our reputation and our future competitive position with respect to that particular project and customer. Our primary competitors in the delivery of goods and services to the U.S. Government and the operation of U.S. Government facilities include, but are not limited to, Bechtel National, Inc., AECOM, Fluor Corporation, Lockheed Martin Corporation, Jacobs Engineering Group, Inc., Northrop Grumman Corporation, Huntington Ingalls Industries, Inc., Honeywell International, Inc. and Leidos, Inc. The primary bases of competition for this segment are experience, past performance, availability of key personnel and technical capabilities.
The Nuclear Services Group segment is also engaged in the commercial nuclear industry primarily in the U.S. Such activities include steam generator and balance of plant inspection and servicing, test services and component development for research and test reactors and advanced nuclear reactor design and engineering. This portion of the segment competes with a number of companies specializing in commercial nuclear engineering and maintenance services including Framatome, Westinghouse Electric Corporation and other third-tier service suppliers. The primary bases of competition for this segment are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.
Nuclear Power Group. Our Nuclear Power Group segment supplies commercial nuclear steam generators and components. BWXT has supplied the nuclear industry with more than 1,300 large, heavy components worldwide. This segment is the only commercial heavy nuclear component manufacturer in North America. Our Nuclear Power Group segment fabricates pressure vessels, reactor components, steam generators, heat exchangers and other auxiliary equipment. This segment also provides specialized engineering and maintenance services, including services for plant outages. Through the acquisition of NEC, this segment is also a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems and replacement components for CANDU reactors. This segment competes with a number of companies specializing in nuclear capabilities including, but not limited to, Framatome, Cameco Corporation, Doosan Heavy Industries & Construction, E.S. Fox Limited, AECON Group Inc., Bechtel National, Inc., Westinghouse Electric Corporation and SNC-Lavalin Group, Inc. The primary bases of competition for this segment are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.
Joint Ventures
We share in the ownership of a variety of entities with third parties, primarily through corporations, limited liability companies and partnerships, which we refer to as "joint ventures." Through several joint venture arrangements, our Nuclear Services Group segment primarily manages and operates nuclear facilities and associated plant infrastructure, constructs large capital facilities, provides safeguards and security for inventory and assets, supports and conducts research and development for advanced energy technology and manages environmental programs for the DOE, the NNSA and NASA. We generally account for our investments in joint ventures under the equity method of accounting. Certain of our Nuclear Services Group segment unconsolidated joint ventures are described below.

•
Los Alamos National Laboratory. Since 2006, Los Alamos National Security, LLC, a limited liability company formed in 2005 with the University of California, Bechtel National, Inc., URS Corporation (an AECOM company) and BWXT Government Group, Inc., has managed and operated the Los Alamos National Laboratory, a premier national security research institution, delivering scientific and engineering solutions for the nation's most crucial and complex problems. Located in Los Alamos, New Mexico, the Los Alamos National Laboratory conducts ongoing research and development on the measures necessary for certifying the safety and reliability of nuclear devices without the use of nuclear testing for the U.S. Government.

•
Los Alamos Legacy Cleanup Contract. Newport News Nuclear BWXT – Los Alamos, LLC, a limited liability company formed in 2017 with Stoller Newport News Nuclear, Inc., a subsidiary of Huntington Ingalls Industries' Technical Solutions division, and BWXT Technical Services Group, Inc. ("BWXT TSG"), was awarded a contract to perform environmental monitoring and remediation, waste management and disposition, and decontamination and decommissioning at the Los Alamos National Laboratory site and surrounding private and government-owned lands. On January 23, 2018, the DOE issued a notice to proceed into transition for this contract to Newport News Nuclear BWXT – Los Alamos, LLC. The 90-day contract transition period began immediately and will lead into a base period of five years and option periods of three years and two years, respectively, with a total period of performance of up to 10 years and three months.

•
Lawrence Livermore National Laboratory. Lawrence Livermore National Security, LLC, a limited liability company formed in 2006 with the University of California, Bechtel National, Inc., URS Corporation (an AECOM company) and BWXT Government Group, Inc., manages and operates Lawrence Livermore National Laboratory located in Livermore, California. The laboratory serves as a national resource in science and engineering, focused on national security, energy, the environment and bioscience, with special responsibility for nuclear devices.

•
Savannah River Liquid Waste Disposition Program. In July 2009, Savannah River Remediation LLC, a limited liability company formed by URS Corporation (an AECOM company), Bechtel National, Inc., CH2M Hill Constructors, Inc. and BWXT TSG, became the liquid waste contractor for the DOE's Savannah River Site located in Aiken, South Carolina. The objective of this program is to achieve closure of the Savannah River Site liquid waste tanks in compliance with the Federal Facilities Agreement, utilizing the Defense Waste Processing Facility and Saltstone Facility. In October 2017, Savannah River EcoManagement, LLC, a limited liability formed by BWXT TSG, Bechtel National, Inc. and Honeywell International, Inc., was awarded the liquid waste contract for the DOE's Savannah River Site. Subsequent to this award, a protest was filed by the incumbent, which has postponed our start date.

•
Portsmouth Gaseous Diffusion Plant D&D. Fluor-BWXT Portsmouth LLC is a limited liability company formed by Fluor Federal Services, Inc. and BWXT TSG to provide nuclear operations, decontamination and decommissioning services at the Portsmouth Gaseous Diffusion Plant in Portsmouth, Ohio.

•
West Valley Demonstration Project Phase I Decommissioning and Facility Disposition. CH2M Hill-BWXT West Valley, LLC is a limited liability company formed by CH2M Hill Constructors, Inc., BWXT TSG and Environmental Chemical Corporation. Services provided include project management and support services, site operations, maintenance, utilities, high-level waste canister relocation, facility disposition, waste tank farm management, U.S. Nuclear Regulatory Commission ("NRC") licensed disposal area management, waste management and nuclear materials disposition, and safeguards and security.

•
Waste Isolation Pilot Plant. Nuclear Waste Partnership, LLC is a limited liability company formed by URS Corporation (an AECOM company), BWXT TSG and Areva Federal Services, LLC as the major subcontractor that manages and operates DOE's Waste Isolation Pilot Plant in Carlsbad, New Mexico.

•
Synergy Achieving Consolidated Operations & Maintenance (SACOM). Syncom Space Services, LLC is a limited liability company formed by PAE Applied Technologies, LLC and BWXT Nuclear Operations Group, Inc. to provide facility operations and maintenance services for institutional and technical facilities, and perform test and manufacturing support services at two NASA facilities – the Stennis Space Center in Hancock County, Mississippi and the Michoud Assembly Facility in New Orleans, Louisiana.

•
Paducah Gaseous Diffusion Plant Deactivation and Remediation Project. Four Rivers Nuclear Partnership, LLC is a limited liability company formed by BWXT TSG, CH2M Hill Constructors, Inc. and Fluor Federal Services, Inc. to provide nuclear operations, deactivation and remediation services at the Paducah Gaseous Diffusion Plant in Paducah, Kentucky.

Foreign Operations
We have Canadian operations primarily in our Nuclear Power Group segment, which serve the North American and global nuclear utility markets. The functional currency of these operations is not the U.S. dollar, and, as a result, we are subject to exchange rate fluctuations that impact our financial position, results of operations and cash flows. Revenue and operating income derived from Canadian operations, as well as the approximate percentages of our total segment revenues and total segment operating income, respectively, for each of the last three years were as follows (dollars in thousands):

	Revenues		Operating Income
	Amount	Percent	Amount	Percent
Year Ended December 31, 2017	$285,585	17%	$39,719	12%
Year Ended December 31, 2016	$160,504	10%	$42,808	14%
Year Ended December 31, 2015	$119,574	8%	$11,803	4%
See Note 16 to our consolidated financial statements included in this Report for additional information on the geographic distribution of our revenues.
Customers
We provide our products and services to a diverse customer base, including the U.S. Government, utilities and other power producers. Our largest customer during the years ended December 31, 2017, 2016 and 2015 was the U.S. Government; U.S. Government contracts represented approximately 81%, 87% and 88% of our total consolidated revenues, respectively. No individual non-U.S. Government customer accounted for more than 10% of our consolidated revenues in the years ended December 31, 2017, 2016 or 2015.

The U.S. Government is the primary customer of our Nuclear Operations Group and Nuclear Services Group segments. Revenues from U.S. Government contracts comprised 99% of revenues in our Nuclear Operations Group segment for the years ended December 31, 2017, 2016 and 2015. Revenues from U.S. Government contracts comprised 83%, 76% and 70% of revenues in our Nuclear Services Group segment for the years ended December 31, 2017, 2016 and 2015, respectively.
Raw Materials and Suppliers
Our operations use raw materials, such as carbon and alloy steels in various forms and components and accessories for assembly, which are available from numerous sources. We generally purchase these raw materials and components as needed for individual contracts. Our Nuclear Power Group segment does not depend on a single source of supply for materials used in our products. We have limited supply options for certain raw materials used in our Nuclear Power Group segment, however we believe the suppliers of these materials are reliable. Our Nuclear Operations Group segment relies on several single-source suppliers for materials used in its products. We believe these suppliers are reliable, and we and the U.S. Government expend significant effort to monitor and maintain the supplier base for our Nuclear Operations Group segment.
Although shortages of some raw materials have existed occasionally, no serious shortage exists at the present time.
Employees
At December 31, 2017, we employed approximately 6,100 persons worldwide. Approximately 1,400 of our employees were members of labor unions at December 31, 2017. Many of our operations are subject to union contracts, which we customarily renew periodically. We consider our relationships with our employees to be satisfactory.
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
Research and Development Activities
Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge the costs of research and development unrelated to specific contracts as incurred. Excluding customer-sponsored research and development, the majority of our activities in this area, for the year ended December 31, 2017, related to the development of technologies in the area of medical and industrial radioisotopes. During the years ended December 31, 2016 and 2015, substantially all of these costs related to our mPower program for the development of our BWXT mPower™ reactor and the associated power plant. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants.
Research and development activities totaled $50.4 million, $40.1 million and $38.2 million in the years ended December 31, 2017, 2016 and 2015, respectively. These activities include amounts paid for by our customers of $43.2 million, $33.7 million and $27.7 million, in the years ended December 2017, 2016 and 2015, respectively.
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
Similarly, insurance for certain potential losses or liabilities may not be available or may only be available at a cost or on terms we consider not to be economical. Insurers frequently react to market losses by ceasing to write or severely limiting coverage for certain exposures. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, property losses from wind, flood and earthquake events, nuclear hazards and war, pollution liability, liabilities related to occupational health exposures (including asbestos), liability related to our executives, professional liability/errors and omissions coverage, the failure, misuse or unavailability of our information technology systems, the failure of security measures designed to protect our information technology systems from security breaches and liability related to risk of loss of our work in progress. In cases where we place insurance, we are subject to the credit worthiness of the relevant insurer(s), the available limits of the coverage, our retention under the relevant policy, exclusions in the policy and gaps in coverage.
Our operations in designing, engineering, manufacturing, constructing and servicing nuclear power equipment and components for our commercial nuclear utility customers subject us to various risks, including, without limitation, damage to our customers' property and third-party claims for personal injury, environmental liability, death and property damage. To protect against liability for damage to a customer's property, we endeavor to obtain waivers of liability and subrogation from the customer and its insurer. We also attempt to cap our overall liability in our contracts. To protect against liability from claims brought by third parties, we seek to be insured under the utility customer's nuclear liability policies and have the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act. The Price-Anderson Act limits the public liability of U.S. manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of a certain amount. This amount is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where we provide environmental remediation services, we seek the same protection from our customers as we do for our other nuclear activities. The Price-Anderson Act, as amended, includes a sunset provision and requires renewal each time that it expires. Contracts that were entered into during a period of time that the Price-Anderson Act was in full force and effect continue to receive the benefit of the Price-Anderson Act's nuclear indemnity. The Price-Anderson Act is set to expire on December 31, 2025. We also provide nuclear fabrication and other services to the nuclear power industry in Canada. Canada's Nuclear Liability and Compensation Act generally conforms to international conventions and is conceptually similar to the Price-Anderson Act in the U.S. Accordingly, indemnification protections and the possibility of exclusions under Canada's Nuclear Liability and Compensation Act are similar to those under the Price-Anderson Act in the U.S.
We supply commercial nuclear equipment and services to certain customers in countries other than the U.S. and Canada that are party to international treaties and in countries that are not signatory to international treaties but have their own nuclear liability laws that, in general, have regulations in place whereby nuclear operators are solely liable for nuclear damage claims, which would exclude nuclear suppliers from any such exposure. BWXT does retain some level of risk in the event of future changes to the legal landscape in these countries regarding international third-party nuclear liability.
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
Although we do not own or operate any nuclear reactors, we have some coverage under commercially available nuclear liability and property insurance for our facilities that are currently licensed to possess special nuclear materials. Substantially all of our Nuclear Operations Group segment contracts involving nuclear materials are covered by and subject to the nuclear indemnity provisions of either the Price-Anderson Act or Public Law 85-804, which, among other things, authorizes the DOE to indemnify certain contractors when such acts would facilitate national defense. However, to the extent the value of the nuclear materials in our care, custody or control exceeds the commercially available limits of our insurance, we potentially have underinsured risk of loss for such nuclear material.
Our Nuclear Services Group segment participates in the management and operation of various U.S. Government facilities. This participation is customarily accomplished through the participation in joint ventures with other contractors for any given facility. These activities involve, among other things, handling nuclear devices and their components. Insurable liabilities arising from these sites are rarely protected by our or our partners' corporate insurance programs. Instead, we rely on government contractual agreements and insurance purchased specifically for a site. The U.S. Government has historically fulfilled its contractual agreement to reimburse its contractors for covered claims, and we expect it to continue this process during our participation in the administration of these facilities. However, in most of these situations in which the U.S. Government is contractually obligated to pay, the payment obligation is subject to the availability of authorized government funds. The reimbursement obligation of the U.S. Government is also conditional, and provisions of the relevant contract or applicable law may preclude reimbursement.
Our wholly owned captive insurance subsidiary provides primary workers' compensation, employer's liability, commercial general liability and automotive liability insurance to support our operations. We may also have business reasons in the future to have our insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. These risks may be considerable in any given year or cumulatively. Our insurance subsidiary has not provided significant amounts of insurance to unrelated parties. Claims as a result of our operations could adversely impact the ability of our insurance subsidiary to respond to all claims presented.
Additionally, upon the February 22, 2006 effectiveness of the settlement relating to the Chapter 11 proceedings involving several of our subsidiaries, most of our subsidiaries contributed substantial insurance rights to the asbestos personal injury trust, including rights to (1) certain pre-1979 primary and excess insurance coverages and (2) certain of our 1979-1986 excess insurance coverage. These insurance rights provided coverage for, among other things, asbestos and other personal injury claims, subject to the terms and conditions of the policies. The contribution of these insurance rights was made in exchange for the agreement on the part of the representatives of the asbestos claimants, including the representative of future claimants, to the entry of a permanent injunction, pursuant to Section 524(g) of the U.S. Bankruptcy Code, to channel to the asbestos trust all asbestos-related general liability claims against our subsidiaries and former subsidiaries arising out of, resulting from or attributable to their operations, and the implementation of related releases and indemnification provisions protecting those subsidiaries and their affiliates from future liability for such claims. Although we are not aware of any significant, unresolved claims against our subsidiaries and former subsidiaries that are not subject to the channeling injunction and that relate to the periods during which such excess insurance coverage related, with the contribution of these insurance rights to the asbestos personal injury trust, it is possible that we could have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust. In conjunction with the spin-off, claims and liabilities associated with these asbestos personal injury, property damage and indirect property damage claims have been expressly assumed by BWE pursuant to the master separation agreement between us and BWE.
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
We are currently in the process of investigating and remediating some of our current and former operating sites. Although we have recorded reserves in connection with certain of these environmental matters, due to the uncertainties associated with environmental remediation, there can be no assurance that the actual costs resulting from these remediation matters will not exceed the recorded reserves.
Our compliance with U.S. federal, state and local environmental control and protection regulations resulted in pre-tax charges of approximately $14.1 million, $14.2 million and $14.1 million in the years ended December 31, 2017, 2016 and 2015, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $0.9 million, $1.3 million and $0.7 million in the years ended December 31, 2017, 2016 and 2015, respectively. We expect to spend another $3.4 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future, but we anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial condition as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, we can provide no assurance that we will not incur significant environmental compliance costs in the future.
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
Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites. In 2002, Congress directed the U.S. Army Corps of Engineers ("Army Corps") to clean up radioactive waste at the Shallow Land Disposal Area located in Parks Township, Armstrong County, Pennsylvania (the "SLDA"), consistent with the Memorandum of Understanding between the NRC and the Army Corps for Coordination on Cleanup and Decommissioning of the Formerly Utilized Sites Remedial Action Program Sites with NRC-Licensed Facilities, dated July 5, 2001 (the "MOU"). From 1961 to 1970, the SLDA was operated by the Nuclear Materials and Equipment Corporation ("NUMEC") pursuant to Atomic Energy Commission ("AEC") License SNM-145. The AEC was the predecessor to the NRC. The SLDA was used for the disposal of waste from NUMEC's nuclear fuels fabrication facility in Apollo, Pennsylvania. Both radioactive and non-radioactive waste was disposed in a series of trenches at the SLDA. NUMEC, a former subsidiary of Atlantic Richfield Company ("ARCO") was acquired by BWXT in November 1971. Shortly after the Army Corps' contractor commenced cleanup operations in 2011, the Army Corps ceased excavation activities because the contractor deviated from accepted field procedures, and the excavated material was found to be complex and beyond the Army Corps' characterization and management procedures. The MOU was modified in late 2014 to add the DOE and the NNSA as parties to deal with "special nuclear materials." In December 2014, the Army Corps issued a Proposed Record of Decision Amendment, which reflects a revised cost estimate of $350 million, in addition to the $62 million expended through September 2014, to implement the selected remedy. According to the Army Corps, it expects to award a new remediation contract in late 2018 and re-commence cleanup operations pending completion of work plans by the new contractor, subject to funding. The federal legislation directing the Army Corps to clean up the SLDA also directs the Army Corps to seek to recover response costs from appropriate responsible parties in accordance with CERCLA. In connection with BWXT's acquisition of NUMEC from ARCO in November 1971, ARCO assumed and agreed to indemnify and hold harmless BWXT with respect to claims and liabilities arising as a result of transactions or operations of NUMEC prior to the acquisition date. Although this ARCO indemnity would cover claims by the Army Corps to seek recovery from BWXT, no assurance can be given that such indemnity will be available or sufficient in the event liability claims are asserted for SLDA cleanup costs against BWXT. For a description of current legal proceedings related to the SLDA, see "Note 10 – Commitments and Contingencies" to our consolidated financial statements included in this Report.
We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the U.S. Environmental Protection Agency (the "EPA") and the NRC.
The NRC's decommissioning regulations require our Nuclear Operations Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its licensed facilities at the end of their service lives. We provided financial assurance totaling $56.2 million during the years ended December 31, 2017 and 2016 with surety bonds and letters of credit for the ultimate decommissioning of these licensed facilities. These two facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. These surety bonds and letters of credit are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC's decommissioning regulations require our Nuclear Power Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its two CNSC-licensed facilities at the end of their service lives. We provided financial assurance totaling $41.7 million and $39.5 million during the years ended December 31, 2017 and 2016, respectively, with letters of credit for the ultimate decommissioning of these licensed facilities.
At December 31, 2017 and 2016, we had total environmental accruals, including provisions for the facilities discussed above, of $93.3 million and $86.3 million, respectively. Of our total environmental accruals at December 31, 2017 and 2016, $13.5 million and $4.6 million, respectively, were included in current liabilities. Inherent in the estimates of those accruals and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.
Cautionary Statement Concerning Forward-Looking Statements
We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the "safe harbor" protection for forward-looking statements that applicable federal securities law affords.
From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our Company. Statements and assumptions regarding expectations and projections of specific projects, our future backlog, revenues, income and capital spending, strategic investments, acquisitions or divestitures, return of capital activities or margin improvement initiatives are examples of forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "seek," "goal," "could," "intend," "may," "should" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.
In addition, various statements in this Report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1 – "Business" and Item 3 – "Legal Proceedings" in Part I of this Report, in Item 7 – "Management's Discussion and

Analysis of Financial Condition and Results of Operations" and in the notes to our consolidated financial statements in Item 8 of Part II of this Report and elsewhere in this Report.
We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our industries and our Company. We caution that these statements are not guarantees of future performance, and you should not rely unduly on them as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in the section labeled Item 1A, "Risk Factors" of this Report, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
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
Available Information
Our website address is www.bwxt.com. We make available through the Investors section of this website under "SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (the "SEC"). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Principles; Code of Business Conduct; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Board of Directors Conflicts of Interest Policies and Procedures; Amended & Restated By-laws; and charters for the Audit & Finance, Governance, Compensation and Safety & Security Committees of our Board of Directors.

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
For the year ended December 31, 2017, U.S. Government contracts comprised approximately 81% of our total consolidated revenues. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits, which could result in withholding or delaying payments to us, and termination or modification at the U.S. Government's convenience. In addition, some of our large, multi-year contracts with the U.S. Government are subject to annual funding determinations and the continuing availability of Congressional appropriations. Although multi-year operations may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal-year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially and additional funds are committed only as Congress makes further appropriations. When the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of products and services. As a result, we are subject to ongoing uncertainties associated with U.S. Government budget restraints and other factors affecting government funding. The reduction or termination of funding, or changes in the timing of funding, for a U.S. Government program in which we provide products or services would result in a reduction or loss of anticipated future revenues attributable to that program and could have a negative impact on our results of operations.
In addition, our Nuclear Operations Group and Nuclear Services Group segments depend on U.S. Government funding, particularly funding levels at the DOE. Significant changes in the level of funding (for example, the annual budget of the DOE)

or specifically mandated levels for individual programs that are important to our business could have an unfavorable impact on us. Any reduction in the level of U.S. Government funding, particularly at the DOE, may result in, among other things, a reduction in the number and scope of projects put out for bid by the U.S. Government or the curtailment of existing U.S. Government programs, either of which may result in a reduction in the number of contract award opportunities available to us, a reduction of activities at DOE sites and an increase in costs, including the costs of obtaining contract awards.
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
On February 9, 2018, Congress passed a further Continuing Appropriations resolution for fiscal year 2018 to keep the government operating through March 23, 2018. Included in this measure is a two-year budget agreement to raise the defense and non-defense discretionary spending caps mandated by the Budget Control Act. For fiscal year 2018, defense spending is increased by $80 billion and non-defense caps are increased by $63 billion, allowing Congress additional budget parameters to finalize the fiscal year 2018 appropriations bills by the end of March 2018 to avoid sequestration. Additionally, the spending caps have been increased similarly for fiscal year 2019. Also included in the resolution is debt limit relief, which has been extended through March 2019.
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
In addition, significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain, and we are regularly subject to audit by tax authorities. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate could have a material adverse effect on our profitability and liquidity. A significant decrease in our tax rate could have a material adverse effect on our financial results in the implementation year due to the need to revalue our deferred tax assets to adjust for the lower future tax savings expected with the new tax rate and other potential charges. For example, in 2017 we took a charge of $53.0 million primarily due to the reduced value of our deferred tax assets resulting from reduced future tax rates established by H.R. 1, the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. The ultimate impact of H.R. 1 is subject to further regulatory and/or administrative developments, including any regulations or guidance from the Internal Revenue Service.
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
Our business may be adversely affected by the outcome of legal proceeding, disputes and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of current legal proceedings, see "Note 10 – Commitments and Contingencies" to our consolidated financial statements included in this Report.

Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully bid on and win various contracts.
In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety's sole discretion. In addition, we have capacity limits under our credit facility for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2017, we had $75.9 million in letters of credit and bank guarantees and $60.8 million in surety bonds outstanding.
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
Our business strategy includes acquisitions and strategic investments to support our growth, which can create certain risks and uncertainties.
We intend to pursue growth through the acquisition of, or strategic investments in, businesses or assets that we believe will enable us to strengthen our existing businesses and expand into adjacent industries. We may be unable to execute this growth strategy if we cannot identify suitable businesses or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons.
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
Among our opportunities involving new technologies, we are currently developing new medical isotope technology. The costs to develop and commercialize this technology require a substantial amount of investment over a period of years, and commercialization of this technology also requires authorizations from government agencies, including the U.S. Food and Drug Administration ("FDA"), Health Canada and the CNSC. There can be no assurance that we will be successful in addressing all of the technological challenges to developing and commercializing this technology or in obtaining the required FDA, Health Canada or CNSC authorizations. The potential also exists for other competitors to emerge with competing technologies. We can provide no assurance that those competitors will not develop and commercialize similar or superior technologies sooner than we can or at a significant cost or price advantage.
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
Additionally, upon the February 22, 2006 effectiveness of the settlement relating to the Chapter 11 proceedings involving several of our former subsidiaries, most of our subsidiaries contributed substantial insurance rights providing coverage for, among other things, asbestos and other personal injury claims, to an asbestos personal injury trust. With the contribution of these insurance rights to the asbestos personal injury trust, we may have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust. However, in conjunction with the spin-off, claims and liabilities associated with the asbestos personal injury, property damage and indirect property damage claims mentioned above have been expressly assumed by BWE pursuant to the master separation agreement between us and BWE.
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
Governmental requirements relating to the protection of the environment, including solid waste management, air quality, water quality, the decontamination and decommissioning of nuclear manufacturing and processing facilities and cleanup of contaminated sites, have had a substantial impact on our operations. These requirements are complex and subject to frequent change. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Such expenditures and liabilities may adversely affect our business, financial condition, results of operations and cash flows. In addition, some of our operations and the operations of predecessor owners of some of our properties have exposed us to civil claims by third parties for liability resulting from alleged contamination of the environment or personal injuries caused by releases of hazardous substances into the environment. See Item 1, "Business - Governmental Regulations and Environmental Matters."
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
A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Service accruals for salaried participants ceased as of December 31, 2015. Variances from these estimates could have a material adverse effect on us. In addition, our policy to recognize these variances annually through mark to market accounting could result in volatility in our results of operations, which could be material. As of December 31, 2017, our defined benefit pension and postretirement benefit plans were underfunded by approximately $(308.3) million. A substantial portion of our postretirement benefit plan costs are recoverable on our U.S. Government contracts. See Note 7 to our consolidated financial statements included in this Report for additional information regarding our pension and postretirement benefit plan obligations.

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
Our Nuclear Operations Group segment relies on several single-source suppliers, which could, under certain circumstances, adversely affect our revenues and operating results.
Our Nuclear Operations Group segment relies on several single-source suppliers for materials used in its products. If the supply of a single-sourced material is delayed or ceases, we may not be able to produce the related product in a timely manner or in sufficient quantities, if at all, which could adversely affect our revenues and operating results. In addition, a single-source supplier of a key component could potentially exert significant bargaining power over price, quality, warranty claims, or other terms relating to the single-sourced materials.
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
We are not aware of any facts or circumstances that would cause the assumptions or representations that were relied on in the opinion to be inaccurate or incomplete in any material respect. If, notwithstanding receipt of the opinion, the spin-off were subsequently determined not to qualify under Section 355 of the Code, each U.S. holder of our common stock who received shares of BWE common stock in the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of BWE common stock received. That distribution would be taxable to each such stockholder as a dividend to the extent of our current and accumulated earnings and profits. For each such stockholder, any amount that exceeded our earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder's tax basis in its shares of our common stock with any remaining amount being taxed as a capital gain. In addition, if certain related preparatory transactions were to fail to qualify for tax-free treatment, they would be treated as taxable sales and/or distributions to the Company.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
The following table provides the segment name, location and general use of each of our principal properties at December 31, 2017 that we own or lease:

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Nuclear Operations Group
Lynchburg, Virginia	Manufacturing facility (1)	Owned
Barberton, Ohio	Manufacturing facility	Owned
Euclid, Ohio	Manufacturing facility	Owned / Leased (2)
Mount Vernon, Indiana	Manufacturing facility	Owned
Erwin, Tennessee	Manufacturing facility (3)	Owned
Nuclear Services Group
Lynchburg, Virginia	Administrative office	Owned
Lynchburg, Virginia	Engineering office	Leased (2018)
Nuclear Power Group
Cambridge, Ontario, Canada	Manufacturing facility	Owned
Peterborough, Ontario, Canada	Manufacturing facility	Leased (2036) (4)
Toronto, Ontario, Canada	Manufacturing facility	Leased (2036) (4)
Arnprior, Ontario, Canada	Manufacturing facility	Leased (2022)
Corporate
Lynchburg, Virginia	Administrative office	Leased (2018)
Charlotte, North Carolina	Administrative office	Leased (2022)
Washington, District of Columbia	Administrative office	Owned

(1)
The Lynchburg, Virginia facility is our Nuclear Operations Group segment's primary manufacturing plant and is the nation's largest commercial high-enriched uranium processing facility. The site is subject to review by the NRC for licensee performance. The performance review determines the safe and secure conduct of operations of the facility. The site is also the largest commercial International Atomic Energy Agency certified facility in the U.S.

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

(3)
Nuclear Fuel Services, Inc. ("NFS") operates the Erwin, Tennessee facility, which manufactures fuel for naval nuclear reactors and converts Cold War-era government stockpiles of high-enriched uranium into material suitable for further processing into commercial nuclear reactor fuel. The site is subject to review by the NRC for licensee performance. The performance review determines the safe and secure conduct of operations of the facility. NFS has been the sole manufacturer of fuel for naval reactors since 1964.

(4)
The Peterborough and Toronto leases were entered into as part of the acquisition of NEC. These facilities operate under a Class 1B Nuclear Fuel Facility Operating License renewed by the CNSC to fabricate natural uranium fuel. The sites are subject to review by the CNSC for licensee performance. The performance reviews determine the safe and secure conduct of operations of the facilities. We are leasing the facilities from an affiliate of one of the former owners of GEH-C for a period of 20 years subject to certain extension options.

We consider each of our significant properties to be suitable and adequate for its intended use.
For further details regarding our properties, see Item 1, "Business."

Item 3.	LEGAL PROCEEDINGS
The information set forth under the heading "Investigations and Litigation" in Note 10 to our consolidated financial statements included in this Report is incorporated by reference into this Item 3.

Item 4.	MINE SAFETY DISCLOSURES
None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol BWXT.
High and low common stock prices and dividends paid by quarter in the years ended December 31, 2017 and 2016 were as follows:
YEAR ENDED DECEMBER 31, 2017

	SHARE PRICE		DIVIDENDS PER SHARE
QUARTER ENDED	HIGH	LOW
March 31, 2017	$49.11	$39.03	$0.09
June 30, 2017	$51.00	$45.79	$0.11
September 30, 2017	$57.45	$48.45	$0.11
December 31, 2017	$62.85	$56.22	$0.11
YEAR ENDED DECEMBER 31, 2016

	SHARE PRICE		DIVIDENDS PER SHARE
QUARTER ENDED	HIGH	LOW
March 31, 2016	$34.61	$26.89	$0.09
June 30, 2016	$36.43	$32.24	$0.09
September 30, 2016	$39.70	$34.69	$0.09
December 31, 2016	$40.66	$36.16	$0.09
On February 23, 2016, our Board of Directors approved a quarterly cash dividend of $0.09 per share. On April 28, 2017, our Board of Directors approved an increase to the quarterly cash dividend to $0.11 per share. Our ability to pay dividends may be limited by certain restrictions in our credit agreement and by applicable law. Our Board of Directors will continue to evaluate our cash dividend policy from time to time.
As of February 23, 2018, there were approximately 1,961 record holders of our common stock.
In November 2012, we announced that a share repurchase program was authorized by our Board of Directors. The following table provides information on our purchases of equity securities during the quarter ended December 31, 2017. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
October 1, 2017 – October 31, 2017	—	—	—	$193.0
November 1, 2017 – November 30, 2017	4,698	$60.29	—	$193.0
December 1, 2017 – December 31, 2017	6,087	$61.88	—	$193.0
Total	10,785	$61.19	—

(1)
Includes 4,698 and 6,087 shares repurchased during November and December, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

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
The following graph provides a comparison of our cumulative total shareholder return over five years to the return of the S&P 500 Composite Index ("S&P 500 Index"), the return of the S&P Aerospace and Defense Select Index ("S&P A&D Select Index") and the return of our custom peer group. In the past, we have presented our total shareholder return performance relative to the S&P 500 Index and our custom peer group. However, this year we have also included the S&P A&D Select Index, an independently prepared index that includes more than 30 companies in the aerospace and defense industry. In future years, we intend to replace our custom peer group with the S&P A&D Select Index because we believe it is commonly used within our industry and has less focus on any specific business models or practices of our custom peer group. The following graph shall not be deemed to be "soliciting material" or "filed" with the SEC or be subject to Regulation 14A or 14C (other than as provided in Item 201 of Regulation S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that BWXT specifically incorporates it by reference into such filing.

BWX Technologies (1)
S&P 500
Custom Peer Group
S&P A&D Select
Spin-off
$350
$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17

(1)
Assumes initial investment of $100 on December 31, 2012 and reinvestment of dividends. The value of the BWE shares distributed in the spin-off is reflected in the cumulative total return as a reinvested dividend.

We periodically review and update our peer group to ensure it contains companies that are representative of the industries in which we operate. The custom peer group we used for comparison purposes comprises the following companies:

• Curtiss-Wright Corporation	• Lockheed Martin
• Esterline Technologies	• Moog
• General Dynamics	• Northrop Grumman
• Harris Corporation	• Orbital ATK
• Huntington Ingalls	• Rockwell Collins

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Statement of Income Data (1):
Revenues	$1,687,738	$1,550,573	$1,415,529	$1,450,610	$1,546,663
Income from Continuing Operations before Provision for Income Taxes and Noncontrolling Interest	$295,780	$257,268	$221,065	$32,135	$285,512

Income from Continuing Operations, Net of Tax	$147,844	$183,057	$140,774	$38,740	$198,490
Income (Loss) from Discontinued Operations, Net of Tax	—	—	(9,309)	(9,352)	147,588
Net Income Attributable to BWX Technologies, Inc.	$147,844	$183,057	$131,465	$29,388	$346,078
Basic Earnings per Common Share:
Income from Continuing Operations	$1.49	$1.79	$1.32	$0.36	$1.77
Income (Loss) from Discontinued Operations	—	—	(0.09)	(0.09)	1.32
Net Income Attributable to BWX Technologies, Inc.	$1.49	$1.79	$1.23	$0.27	$3.09
Diluted Earnings per Common Share:
Income from Continuing Operations	$1.47	$1.76	$1.31	$0.36	$1.76
Income (Loss) from Discontinued Operations	—	—	(0.09)	(0.09)	1.31
Net Income Attributable to BWX Technologies, Inc.	$1.47	$1.76	$1.22	$0.27	$3.07
Dividends Declared Per Share	$0.42	$0.36	$0.32	$0.40	0.34
Balance Sheet Data:
Total Assets (2)(3)	$1,712,339	$1,579,815	$1,375,398	$2,847,015	$2,609,153
Current Maturities of Long-Term Debt	$27,870	$27,370	$15,000	$15,000	$—
Long-Term Debt (3)	$481,059	$497,724	$278,259	$275,079	$—

(1)	Statement of income data prior to December 31, 2015 has been restated to reflect the June 30, 2015 spin-off, which is presented as income (loss) from discontinued operations.

(2)	Total assets presented for years prior to December 31, 2015 include the historical assets of our former Power Generation business.

(3)
On January 1, 2016, we adopted an update to FASB Topic Interest – Imputation of Interest, which resulted in the retrospective reclassification of unamortized debt issuance costs related to the Company's Credit Agreement from other non-current assets to a reduction in long-term debt of $6.7 million and $9.9 million as of December 31, 2015 and 2014, respectively.

We immediately recognize actuarial gains (losses) for our pension and postretirement benefit plans into earnings primarily in the fourth quarter each year as a component of net periodic benefit cost. The effect of this adjustment for 2017, 2016, 2015, 2014 and 2013 on pre-tax income was $(11.1) million, $(21.3) million, $(54.7) million, $(141.5) million and $130.8 million, respectively.
In the year ended December 31, 2017, we recognized $53.0 million of expense in our provision for income taxes related to significant changes to existing U.S. tax laws.
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
In the year ended December 31, 2015, we incurred $26.0 million of charges related to the spin-off. We also incurred $16.6 million of charges related to restructuring activities. In addition, we recorded income related to litigation proceeds of $94.8 million, including pre- and post-judgment interest totaling $29.1 million.
In the year ended December 31, 2014, we incurred $0.2 million of charges related to the spin-off. We also incurred $20.9 million of charges related to restructuring activities. In addition, we recorded a gain in other income of $14.2 million for the receipt and related fair value adjustment of the Centrus Energy Corp. ("Centrus") common stock and notes that we received in the bankruptcy settlement in exchange for our investment in USEC Inc. ("USEC").
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
GENERAL
We are a leading supplier of nuclear components and fuel to the U.S. Government; provide technical, management and site services to support governments in the operation of complex facilities and environmental remediation activities; supply precision manufactured components, nuclear fuel and services for the commercial nuclear power industry; and develop nuclear technologies for a variety of applications, including medical radioisotopes, advanced nuclear power sources and advanced nuclear reactors. In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues. We are currently exploring growth strategies across our segments through strategic investments and acquisitions to expand and complement our existing businesses. We would expect to fund these opportunities with cash on hand or by raising additional capital through debt, equity or some combination thereof.
We operate in three reportable segments: Nuclear Operations Group, Nuclear Services Group and Nuclear Power Group. Our reportable segments reflect changes we made during the first quarter of 2017 in the manner for which our segment operating information is reported for purposes of assessing operating performance and allocating resources. Prior to 2017, we reported three segments: Nuclear Operations, Nuclear Energy and Technical Services. The U.S. commercial nuclear services business, a component of our former Nuclear Energy segment, is now reported in our Nuclear Services Group segment along with our former Technical Services segment. The remainder of our former Nuclear Energy segment is now reported in our Nuclear Power Group segment, which comprises our Canadian operations, including BWXT Nuclear Energy Canada Inc. ("NEC"). Our Nuclear Operations Group segment represents our former Nuclear Operations segment. The change in our reportable segments had no impact on our previously reported consolidated results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this Report.
The results of operations of BWE are presented as discontinued operations on the consolidated statements of income. We have presented the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.
Spin-off of BWE
On June 30, 2015, we completed the spin-off of BWE to our stockholders through a stock distribution. BWE's assets and business primarily consisted of those that we previously reported as our Power Generation segment. In connection with the spin-off, our stockholders received 100% of the outstanding common stock of BWE. The distribution of BWE common stock occurred by way of a pro rata stock distribution to our stockholders. Our stockholders received one share of BWE common stock for every two shares of our common stock held by such stockholder on June 18, 2015, and cash in lieu of any fractional shares. Prior to the completion of the spin-off, we made a cash payment to BWE totaling $132 million.

In order to effect the distribution and govern our relationship with BWE after the distribution, we entered into a master separation agreement with BWE. In addition to the master separation agreement, we entered into other agreements with BWE in connection with the distribution, including a tax sharing agreement and transition services agreements.
We incurred approximately $66.5 million in total costs related to the spin-off, which included approximately $29.8 million for professional services and $23.1 million of retention and severance-related charges. The majority of the remaining costs related to the separation of our facilities and related infrastructure including our information technology systems. Income from discontinued operations for the year ended December 31, 2015 included $34.4 million of these charges, and included in continuing operations were spin-off costs of $26.0 million for the year ended December 31, 2015.
At the spin-off, we had outstanding performance guarantees for various projects executed by BWE in the normal course of business. These guarantees totaled $1,542 million and had expiration dates from 2015 to 2035. In February 2016, BWE notified us that we have been released from substantially all remaining performances guarantees. Accordingly, we reduced the outstanding liability and recorded a gain of approximately $9.3 million during the year ended December 31, 2016 as a component of Other – net on our consolidated statement of income.
Outlook
Nuclear Operations Group
We expect the backlog of our Nuclear Operations Group segment of approximately $3,305 million at December 31, 2017 to produce revenues of approximately $1,190 million in 2018, not including any change orders or new contracts that may be awarded during the year.
The revenues of our Nuclear Operations Group segment are largely a function of defense spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, we are a significant participant in the defense industry and have not been negatively impacted by sequestration or federal budget reductions to date. We believe many of our programs are well-aligned with national defense and other strategic priorities as we supply high-end equipment for submarines and aircraft carriers for the U.S. Navy. However, it is possible that reductions in federal government spending and sequestration could have an adverse impact on the operating results and cash flows of our Nuclear Operations Group and Nuclear Services Group segments in the future.
We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future. In addition, the U.S. Navy issued its fiscal year 2019 long-range shipbuilding plan in February 2018, which includes recommendations to increase the size of its fleet of ships to include additional submarines and aircraft carriers beyond the number disclosed in previous long-range shipbuilding plan. We are evaluating the impact of the U.S. Navy's new shipbuilding plan and expect that it will require additional capital expenditures and investment in personnel to meet this growth in demand.
Nuclear Services Group
A significant portion of this segment's operations are conducted through joint ventures, which typically earn fees, and we account for them following the equity method of accounting. See Note 4 to our consolidated financial statements included in this Report for financial information on our equity method investments. As a result, this segment reports minimal backlog and revenues.
Given our specialized capabilities of full life-cycle management of special materials, facilities and technologies, we believe our Nuclear Services Group segment is well-positioned to participate in the continuing cleanup, operation and management of critical government-owned nuclear sites, laboratories and manufacturing complexes maintained by the DOE, NASA and other federal agencies. Additionally, the Nuclear Services Group segment supports the commercial nuclear industry in the U.S., which depends on the timing of maintenance outages for nuclear utility customers, which could cause variability in our financial results.
Nuclear Power Group
We expect the backlog of our Nuclear Power Group segment of approximately $637 million at December 31, 2017 to produce revenues of approximately $230 million in 2018, not including any change orders or new contracts that may be awarded during the year. The revenues in this segment primarily depend on the demand and competitiveness of nuclear energy. The activity of this segment depends on the timing of maintenance outages primarily in the Canadian market and the cyclical nature of capital expenditures and major refurbishments for nuclear utility customers, which could cause variability in our financial results.
Our acquisition of NEC in December 2016 expanded our Nuclear Power Group segment's product offerings to include nuclear fuel manufacturing and nuclear fuel handling equipment. This acquisition further strengthens the diversity of our service offerings and enhances our ability to support major life extension and refurbishment projects in the commercial nuclear industry.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe the following are our most critical accounting policies that we apply in the preparation of our financial statements. These policies require our most difficult, subjective and complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain.
Contracts and Revenue Recognition. We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, cost-to-cost or a units-of-delivery method, as applicable to the product or activity involved. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress completion as a percentage of the total project. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report. In the years ended December 31, 2017, 2016 and 2015, we recognized net favorable changes in estimate related to long-term contracts accounted for on the percentage-of-completion basis that increased operating income by approximately $35.2 million, $31.4 million and $18.6 million, respectively.
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
Investments in Unconsolidated Affiliates. We use the equity method of accounting for affiliates in which our investment ownership ranges from 20% to 50% unless significant economic or governance considerations indicate that we are unable to exert significant influence, in which case the cost method is used. The equity method is also used for affiliates in which our investment ownership is greater than 50% but we do not have a controlling interest. Currently, all of our material investments in affiliates that are not included in our consolidated results are recorded using the equity method. Affiliates in which our investment ownership is less than 20% and where we are unable to exert significant influence are carried at cost.

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
We calculate the majority of our pension costs under both financial accounting standards ("FAS") in accordance with GAAP and cost accounting standards ("CAS") in accordance with the Federal Acquisition Regulation and the related U.S. Government Cost Accounting Standards. We have prepared our consolidated financial statements and segment reporting disclosures utilizing pension costs calculated under FAS. Pension costs calculated under CAS are utilized as the basis for recovery of pension costs on our U.S. Government contracts. For the years ended December 31, 2017, 2016 and 2015, our CAS pension costs attributed to U.S. Government contracts totaled $56.1 million, $49.6 million and $57.7 million, respectively. Pension costs calculated under CAS are recovered on a percentage-of-completion method on the underlying U.S. Government contracts. As a result, the amount of recoverable CAS pension costs recognized as revenue on an annual basis may differ from the amounts noted above. See further discussion of our accounting for contracts and revenue recognition above and in Note 1 to our consolidated financial statements included in this Report.
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
The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate, return on assets and health care cost trend rate on our FAS pension and postretirement benefit plan obligations and expense for the year ended December 31, 2017:

	.25% Increase	.25% Decrease
	(In millions)
Pension Plans
Discount Rate:
Effect on ongoing net periodic benefit cost (1)	$1.3	$(1.5)
Effect on projected benefit obligation	(44.5)	46.9
Return on Assets:
Effect on ongoing net periodic benefit cost	$(3.0)	$3.0
Postretirement Plans
Discount Rate:
Effect on ongoing net periodic benefit cost (1)	$0.1	$(0.1)
Effect on projected benefit obligation	(1.7)	1.8
Return on Assets:
Effect on ongoing net periodic benefit cost	$0.1	$(0.1)
Health Care Cost Trend Rate:
Effect on ongoing net periodic benefit cost	$0.1	$(0.1)
Effect on projected benefit obligation	1.8	(1.5)

(1)	Excludes effect of annual mark to market adjustment.
Beginning in the first quarter of 2016, we changed the method we use to estimate the service and interest cost components of our net periodic benefit cost for our pension and postretirement benefit plans. Previously, we estimated interest and service cost utilizing a single weighted-average discount rate derived from the yield curve data used to measure the benefit obligation. Our new method for estimating service and interest cost is a spot rate approach, which utilizes duration specific spot rates from the yield curve that was utilized to measure the benefit obligation. We made this change to provide a more precise estimate of service and interest cost by improving the relationship of the discount rates utilized to measure our benefit obligation and the rates utilized to estimate service and interest cost. This change reduced service and interest cost for the year ended December 31, 2016 compared to our previous method by approximately $11 million. This change does not affect the measurement of our total pension and postretirement benefit obligations or our total net periodic benefit cost as the change in our service and interest cost is offset by our recognized net actuarial (gain) loss. We accounted for this change as a change in accounting estimate, which did not impact previously reported results.
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
Under the income valuation approach, we employ a discounted cash flow model to estimate the fair value of each reporting unit. This model requires the use of significant estimates and assumptions regarding future revenues, costs, margins, capital expenditures, changes in working capital, terminal year growth rate and cost of capital. Our cash flow models are based on our forecasted results for the applicable reporting units. Actual results could differ materially from our projections. Some assumptions, such as future revenues, costs and changes in working capital are company driven and could be affected by a loss of one or more significant contracts or customers, failure to control costs on certain contracts, a decline in U.S. Government funding or a decline in demand based on changing economic or regulatory conditions. Changes in external market conditions may affect certain other assumptions, such as the cost of capital. Market conditions can be volatile and are outside of our control.
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
We completed our annual review of goodwill for each of our reporting units for the year ended December 31, 2017, which indicated that we had no impairment of goodwill. The fair value of our reporting units was substantially in excess of carrying value.
Each year, we evaluate indefinite-lived intangible assets to assess recoverability, and impairments, if any, are recognized in earnings. We perform a qualitative assessment when testing indefinite-lived intangible assets for impairment to determine whether events or circumstances that could affect the significant inputs used in determining fair value have occurred that indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. Deterioration in macroeconomic, industry and market conditions, cost factors or overall financial performance could cause us to believe a qualitative test is no longer appropriate. When quantitative assessments are performed, we primarily utilize income-based valuation approaches. Under the income-based valuation approach, we employ a relief from royalty method of valuation. This method requires significant assumptions, including assumed royalty rate, future revenues and cost of capital. Assumptions related to operating performance, such as future revenues, could be affected by loss of a customer contract, a decline in U.S. Government funding or a decline in demand based on changing economic or regulatory conditions. Changes in external market conditions may affect certain other assumptions, such as the cost of capital. Market conditions can be volatile and are outside of our control.
Adverse changes in these assumptions utilized within our indefinite-lived intangible asset impairment test could cause a reduction or elimination of excess fair value over carrying value, resulting in potential recognition of impairment.
We have completed our annual review of our indefinite-lived intangible assets for the year ended December 31, 2017, which indicated that we had no impairment. The fair value of our indefinite-lived intangible assets was substantially in excess of carrying value.
Asset Retirement Obligations and Environmental Cleanup Costs. We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's life, which is a requirement of our licenses from the NRC and the CNSC. In accordance with the FASB Topic Asset Retirement and Environmental Obligations, we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. In estimating fair value, we use present value of cash flows expected to be incurred in settling our obligations. To the extent possible, we perform a marketplace assessment of the cost and timing of performing the retirement activities. We apply a credit-adjusted risk-free interest rate to our expected cash flows in our determination of fair value. When we initially record such a liability, we capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of a liability, we will settle the obligation for its recorded amount or incur a gain or loss. This topic applies to environmental liabilities associated with assets that we currently operate and are obligated to remove from service. For environmental liabilities associated with assets that we no longer operate, we have accrued amounts based on the estimated costs of cleanup activities, net of the anticipated effect of any applicable cost-sharing arrangements. We adjust the estimated costs as further information develops or circumstances change. An exception to this accounting treatment relates to the work we perform for two facilities for which the U.S. Government is obligated to pay substantially all the decommissioning costs.
Income Taxes. Income tax expense for federal, foreign, state and local income taxes are calculated on pre-tax income based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess deferred taxes and the adequacy of the valuation allowance on a quarterly basis. In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of provision for income taxes on our consolidated statements of income.
We would be subject to withholding taxes if we were to distribute earnings from certain foreign subsidiaries, and these unrecognized deferred income tax liabilities would be payable upon distribution of these earnings. We consider the earnings of our non-U.S. subsidiaries to be permanently reinvested.
Stock-Based Compensation. We account for stock-based compensation in accordance with FASB Topic Compensation – Stock Compensation. Under the fair value recognition provisions of this statement, the cost of employee services received in exchange for an award of equity instruments is measured at the grant date based on the fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. We use the Black-Scholes option pricing model to determine the fair value of certain share-based awards, such as stock options and stock appreciation rights. The determination of the fair value of a share-based payment award using an option-pricing model requires the input of highly subjective assumptions, such as the expected life of the award and stock price volatility. For liability-classified awards, such as cash-settled restricted stock units and performance units, fair values are determined at grant date using the closing price of our common stock and are remeasured at the end of each reporting period through the date of settlement.

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
See Note 1 to our consolidated financial statements included in this Report for further discussion of recently adopted accounting standards.
RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
Selected financial highlights are presented in the table below:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
REVENUES:
Nuclear Operations Group	$1,271,861	$1,269,272	$1,179,896
Nuclear Services Group	137,249	128,021	121,247
Nuclear Power Group	285,831	161,572	121,061
Adjustments and Eliminations	(7,203)	(8,292)	(6,675)
	$1,687,738	$1,550,573	$1,415,529
OPERATING INCOME:
Nuclear Operations Group	$289,852	$268,503	$257,400
Nuclear Services Group	23,118	12,171	7,955
Nuclear Power Group	39,978	42,808	11,803
Other	(10,688)	(6,398)	(13,949)
	$342,260	$317,084	$263,209
Unallocated Corporate	(22,332)	(26,353)	(25,747)
mPower Framework Agreement	—	(30,000)	—
Income Related to Litigation Proceeds	—	—	65,728
Special Charges for Restructuring Activities	—	—	(16,608)
Cost to Spin-off Power Generation Business	—	—	(25,987)
Mark to Market Adjustment	(11,043)	(21,468)	(54,654)
Total Operating Income	$308,885	$239,263	$205,941
Consolidated Results of Operations
Year Ended December 31, 2017 vs. 2016
Consolidated revenues increased 8.8%, or $137.2 million, to $1,687.7 million in the year ended December 31, 2017 compared to $1,550.6 million for the corresponding period of 2016, due to increases in revenues from our Nuclear Operations Group, Nuclear Services Group and Nuclear Power Group segments totaling $2.6 million, $9.2 million and $124.3 million, respectively. Nuclear Services Group segment revenues include $7.9 million of fee income associated with the settlement of a contract dispute related to task order work that was completed in 2013. In addition, our Nuclear Power Group segment includes an increase in revenues of $92.8 million associated with the acquisition of NEC that occurred in the fourth quarter of 2016.
Consolidated operating income increased $69.6 million to $308.9 million in the year ended December 31, 2017 compared to $239.3 million for the corresponding period of 2016. Operating income improved in our Nuclear Operations Group and Nuclear Services Group segments by $21.3 million and $10.9 million, respectively, and unallocated corporate expenses decreased $4.0 million. The Nuclear Services Group segment operating income includes $7.9 million attributable to the settlement of the contract dispute noted above. We also experienced an increase in operating income due to the recognition of a $30.0 million charge related to the mPower Framework Agreement, which we entered into in the year ended December 31, 2016. These increases were offset by lower operating income in our Nuclear Power Group segment of $2.8 million due to the reversal of a $15.0 million loss contingency during the year ended December 31, 2016 that resulted from a favorable ruling in a lawsuit involving commercial nuclear contracts. Operating income also includes net actuarial gains and losses through mark to market charges related to our pension and postretirement plans, which reflected non-cash (losses) of $(11.0) million and $(21.5) million in 2017 and 2016, respectively.
Year Ended December 31, 2016 vs. 2015
Consolidated revenues increased 9.5%, or $135.0 million, to $1,550.6 million in the year ended December 31, 2016 compared to $1,415.5 million for the corresponding period of 2015, due to increases in revenues from our Nuclear Operations Group, Nuclear Services Group and Nuclear Power Group segments totaling $89.4 million, $6.8 million and $40.5 million, respectively.
Consolidated operating income increased $33.3 million to $239.3 million in the year ended December 31, 2016 compared to $205.9 million for the corresponding period of 2015. Operating income in the Nuclear Power Group segment increased $31.0 million due to increased revenue related to our Canadian nuclear service and components businesses and the reversal of a $15.0 million loss contingency that resulted from a favorable ruling in a lawsuit involving commercial nuclear contracts. We also experienced improvements in our Nuclear Operations Group, Nuclear Services Group and Other segments of $11.1 million, $4.2 million and $7.6 million, respectively. These increases were offset by an increase in unallocated corporate expenses of $0.6 million and the recording of a $30.0 million charge related to the mPower Framework Agreement. During the year ended December 31, 2015, we recorded income of $65.7 million related to litigation proceeds, which was partially offset by special charges for restructuring activities totaling $16.6 million and costs to spin-off our former Power Generation business totaling $26.0 million. Operating income also includes net actuarial gains and losses through mark to market charges related to our pension and postretirement plans, which reflected non-cash (losses) of $(21.5) million and $(54.7) million in 2016 and 2015, respectively.
Nuclear Operations Group

	Year Ended December 31,			Year Ended December 31,
	2017	2016	$ Change	2016	2015	$ Change
	(In thousands)
Revenues	$1,271,861	$1,269,272	$2,589	$1,269,272	$1,179,896	$89,376
Operating Income	289,852	268,503	21,349	268,503	257,400	11,103
% of Revenues	22.8%	21.2%		21.2%	21.8%
Year Ended December 31, 2017 vs. 2016
Revenues increased by 0.2%, or $2.6 million, to $1,271.9 million in the year ended December 31, 2017 compared to $1,269.3 million for the corresponding period of 2016. The increase was primarily attributable to increased activity in our naval nuclear fuel and downblending operations.
Operating income increased $21.3 million to $289.9 million in the year ended December 31, 2017 compared to $268.5 million for the corresponding period of 2016. The increase was primarily driven by net favorable changes in estimates related to certain long-term contracts accounted for on the percentage-of-completion basis.
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

Nuclear Services Group

	Year Ended December 31,			Year Ended December 31,
	2017	2016	$ Change	2016	2015	$ Change
	(In thousands)
Revenues	$137,249	$128,021	$9,228	$128,021	$121,247	$6,774
Operating Income	23,118	12,171	10,947	12,171	7,955	4,216
% of Revenues	16.8%	9.5%		9.5%	6.6%
Year Ended December 31, 2017 vs. 2016
Revenues increased by 7.2%, or $9.2 million, to $137.2 million in the year ended December 31, 2017 compared to $128.0 million for the corresponding period of 2016. This increase was primarily attributable to the settlement of a contract dispute related to task order work that ended in 2013, which resulted in the recovery of $7.9 million of fee income. In addition, we experienced higher activity at our Naval Reactor decommissioning and decontamination project of $7.8 million. These increases were partially offset by fewer maintenance outages in the commercial U.S. nuclear utility market and a reduction in activity related to advanced fuel and reactor engineering, licensing and manufacturing services for new advanced nuclear reactors of $4.4 million.
Operating income increased $10.9 million to $23.1 million in the year ended December 31, 2017 compared to $12.2 million for the corresponding period of 2016. This was primarily attributable to the settlement of the contract dispute of $7.9 million noted above in addition to lower selling, general and administrative expenses of $5.5 million, primarily related to a decrease in business development activities caused by the timing of proposal activities. These increases were partially offset by the transition of two joint venture projects in 2016 and 2017 that resulted in lower fee income of $4.0 million.
Year Ended December 31, 2016 vs. 2015
Revenues increased by 5.6%, or $6.8 million, to $128.0 million in the year ended December 31, 2016 compared to $121.2 million for the corresponding period of 2015. This increase was primarily attributable to higher activity at our Naval Reactor decommissioning and decontamination project, which was partially offset by a decline in service projects in the U.S.
Operating income increased $4.2 million to $12.2 million in the year ended December 31, 2016 compared to $8.0 million for the corresponding period of 2015. This was primarily attributable to the operating income impact of the revenue increase noted above as well as an increase in equity income of investees of $1.7 million. These increases were partially offset by higher selling, general and administrative expenses of $0.4 million related to an increase in business development activities caused by the timing of bid and proposal activities, as well as expenses of $0.9 million associated with overhead reduction initiatives.
Nuclear Power Group

	Year Ended December 31,			Year Ended December 31,
	2017	2016	$ Change	2016	2015	$ Change
	(In thousands)
Revenues	$285,831	$161,572	$124,259	$161,572	$121,061	$40,511
Operating Income	39,978	42,808	(2,830)	42,808	11,803	31,005
% of Revenues	14.0%	26.5%		26.5%	9.7%
Year Ended December 31, 2017 vs. 2016
Revenues increased by 76.9%, or $124.3 million, to $285.8 million in the year ended December 31, 2017 compared to $161.6 million for the corresponding period of 2016. This increase was primarily attributable to the acquisition of NEC in the fourth quarter ended December 31, 2016, which produced an increase in revenues of $92.8 million compared to the prior year. Revenue in our nuclear components business increased $51.7 million primarily due to design and manufacturing work associated with major life extension and refurbishment projects for the Canadian nuclear market, which included the fabrication of replacement steam generators, reactor components and containers for the storage of spent nuclear fuel and other high-level waste. In addition, this segment also experienced an increase in activity associated with the China steam generator project. These increases were partially offset by a lower volume of outage projects when compared to the same period of the prior year, resulting in a decrease in revenue of $20.3 million for our legacy services business in Canada.

Operating income decreased $2.8 million to $40.0 million in the year ended December 31, 2017 compared to $42.8 million for the corresponding period of 2016, primarily attributable to the reversal of a $15.0 million loss contingency during the year ended December 31, 2016 that resulted from a favorable ruling in a lawsuit involving commercial nuclear contracts. Higher selling, general and administrative expenses related to the addition of NEC into our existing business also reduced operating income by $9.3 million when compared to the corresponding period of 2016. The decline in volume of outage projects for our legacy services business in Canada, noted above, also contributed to the decrease in operating income. These decreases were partially offset by increases in revenue from the acquisition of NEC and higher volume of activity associated with our legacy components business, which combined to increase operating income by $32.1 million.
Year Ended December 31, 2016 vs. 2015
Revenues increased by 33.5%, or $40.5 million, to $161.6 million in the year ended December 31, 2016 compared to $121.1 million for the corresponding period of 2015. This increase is attributable, in part, to our services business in Canada, which experienced a higher volume of outage projects, resulting in an increase in revenue of $24.7 million compared to the same period of the prior year. In addition, revenue in our nuclear components business increased $22.3 million, primarily due to steam generator design and manufacturing work associated with major life extension and refurbishment projects for the Canadian nuclear industry, as well as the China steam generator project. These increases were partially offset by a $5.0 million unfavorable impact related to the translation of our Canadian dollar denominated contracts into U.S. dollars when compared to the year ended December 31, 2015.
Operating income increased $31.0 million to $42.8 million in the year ended December 31, 2016 compared to $11.8 million for the corresponding period of 2015. The increase in revenue associated with our Canadian nuclear service and components businesses noted above combined to increase operating income by $16.0 million. Also included in operating income was $15.0 million related to the reversal of a loss contingency that resulted from a favorable ruling in a lawsuit involving commercial nuclear contracts.
Other

	Year Ended December 31,			Year Ended December 31,
	2017	2016	$ Change	2016	2015	$ Change
	(In thousands)
Operating Income	(10,688)	(6,398)	(4,290)	(6,398)	(13,949)	7,551
Year Ended December 31, 2017 vs. 2016
Operating income decreased $4.3 million to a loss of $10.7 million in the year ended December 31, 2017 compared to a loss of $6.4 million for the corresponding period of 2016, primarily due to an increase in research and development activities related to our medical and industrial radioisotope capabilities.
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
Unallocated Corporate
Unallocated corporate expenses decreased $4.0 million to $22.3 million in the year ended December 31, 2017 compared to $26.4 million for the corresponding period of 2016, primarily due to lower levels of stock-based compensation and lower healthcare claims. Unallocated corporate expenses for the year ended December 31, 2017 include $2.6 million associated with an executive reorganization, which resulted in the acceleration of previously granted equity awards and other expenses.
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
mPower Framework Agreement
On March 2, 2016, as a result of entering into the Framework Agreement, we have deconsolidated GmP from our financial statements as of the date of the Framework Agreement. We recorded a gain of approximately $13.6 million during the year ended December 31, 2016 related to the deconsolidation of GmP as a component of Other – net on our consolidated statement of income.
In the year ended December 31, 2016, we also recognized a $30.0 million loss contingency as a result of the Framework Agreement, which was ultimately paid to Bechtel in the first quarter of 2017 following the receipt of Bechtel's notice that the mPower program would not be restarted.
Income Related to Litigation Proceeds
In September 2015, we received a $94.8 million payment, inclusive of pre- and post-judgment interest totaling $29.1 million, in connection with a legal judgment. Operating income includes income related to these litigation proceeds of $65.7 million for the year ended December 31, 2015.
Special Charges for Restructuring Activities
Special charges for restructuring activities were $16.6 million in the year ended December 31, 2015, primarily due to charges associated with our restructuring of our mPower program.
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
Mark to Market Adjustment
We immediately recognize net actuarial gains (losses) for our pension and postretirement benefit plans into earnings as a component of net periodic benefit cost. The effect of this adjustment on operating income was $(11.0) million, $(21.5) million and $(54.7) million for the years ended December 31, 2017, 2016 and 2015, respectively. These mark to market losses were primarily due to a change in the weighted-average discount rate for our pension and postretirement benefit plans as well as the difference between actual and estimated participant data and demographic factors, including items such as retirement age and rates of termination, retirement and mortality. In addition, during the year ended December 31, 2015, we also experienced mark to market losses associated with the difference between the actual return on plan assets and the expected return.
Other Income Statement Items
Other – net decreased $25.3 million to a gain of $0.4 million in the year ended December 31, 2017, as compared to a gain of $25.7 million for the corresponding period of 2016. During the year ended December 31, 2016, we recorded a gain of $13.6 million related to the deconsolidation of GmP. In addition, we were released from substantially all outstanding performance guarantees for various projects executed by our former Power Generation business prior to the spin-off, which resulted in a gain of $9.3 million. During the year ended December 31, 2017, we also recognized a gain associated with a fair market value adjustment of our investment in Centrus of $0.5 million compared to a gain of $1.6 million in the year ended December 31, 2016.
Other – net increased $30.8 million to a gain of $25.7 million in the year ended December 31, 2016, as compared to a loss of $5.0 million for the corresponding period of 2015. During the year ended December 31, 2016, we recorded a gain of $13.6 million related to the deconsolidation of GmP. In addition, we were released from substantially all outstanding performance guarantees for various projects executed by our former Power Generation business prior to the spin-off, which resulted in a gain of $9.3 million. We also recognized a gain associated with a fair market value adjustment of our investment in Centrus of $1.6 million in the year ended December 31, 2016 compared to a $3.9 million loss on our investment in the year ended December 31, 2015, which included an other-than-temporary impairment of $2.1 million.

Provision for Income Taxes

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income from continuing operations before provision for income taxes and noncontrolling interest	$295,780	$257,268	$221,065
Provision for Income Taxes	147,415	73,656	80,416
Effective Tax Rate	49.8%	28.6%	36.4%
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted, making significant changes to existing U.S. tax laws that impact BWXT, including, but not limited to, a reduction to the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, a one-time transition tax on certain undistributed foreign earnings and additional deduction limitations on executive compensation. We have recognized the income tax effects of the Act in its 2017 financial statements in accordance with FASB Topic Income Taxes. Our Canadian operations continue to be subject to tax at a local statutory rate of approximately 25%.
For the year ended December 31, 2017, our provision for income taxes increased $73.8 million to $147.4 million, while income before provision for income taxes increased $38.5 million to $295.8 million. Our effective tax rate was approximately 49.8% for 2017, as compared to 28.6% for 2016. Our effective tax rate for 2017 was higher than the statutory rate primarily due to $53.0 million in income tax expense, which consisted of (i) $49.5 million incurred in relation to the revaluation of our U.S. net deferred tax assets required due to the reduction of the U.S. federal tax rate from 35% to 21% for tax years starting on or after January 1, 2018; (ii) $2.0 million incurred in relation to the transitional toll-charge on undistributed foreign earnings and profits; and (iii) $1.5 million incurred in relation to the elimination of the performance-based criteria under I.R.C. §162(m) for our covered executives and the corresponding write off of certain deferred tax assets previously deductible under the performance-based criteria of I.R.C. §162(m).
For the year ended December 31, 2016, our provision for income taxes decreased $6.8 million to $73.7 million, while income before provision for income taxes increased $36.2 million to $257.3 million. Our effective tax rate was approximately 28.6% for 2016, as compared to 36.4% for 2015. Our effective tax rate for 2016 was less than the statutory rate primarily due to the $13.6 million non-taxable gain recognized related to the deconsolidation of GmP, $2.4 million of additional tax benefits related to employee share-based payments due to our early adoption of the FASB update to the Topic Compensation – Stock Compensation and a $7.5 million benefit for the change in our assertion regarding the undistributed earnings of our foreign operations. Of the $7.5 million benefit associated with the change in our assertion regarding the undistributed earnings of our foreign operations, approximately $3.9 million related to the foreign rate differential on current year undistributed earnings and approximately $3.6 million related to the reversal of deferred tax liabilities recorded for previously accrued taxes.
See Note 5 to our consolidated financial statements included in this Report for further information on income taxes including further discussion on the impact of the Act.
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
LIQUIDITY AND CAPITAL RESOURCES
Our overall liquidity position, which we generally define as our unrestricted cash and short-term investments plus amounts available for borrowings under our credit facility, improved in 2017. Our liquidity position at December 31, 2017 increased by approximately $145.1 million to $530.4 million from $385.3 million at December 31, 2016, due to cash generated from operations and a decline in our outstanding letters of credit of $79.0 million, which had a favorable impact on our overall liquidity position. We experienced net cash generated from operations in each of the years ended December 31, 2017, 2016 and 2015. Typically, the fourth quarter has been the period of highest cash flows from operating activities because of the timing of payments received from the U.S. Government on accounts receivable retainages and cash dividends received from our joint ventures.
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
The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the Amended Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At December 31, 2017, we were in compliance with all covenants set forth in the Amended Credit Agreement.
Outstanding loans under the Amended Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 1.75% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one-month Eurocurrency rate plus 1.0%, or the administrative agent's prime rate) plus a margin ranging from 0.25% to 0.75% per year. We are charged a commitment fee on the unused portion of the revolving credit facility, and that fee varies between 0.15% and 0.25% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Amended Credit Agreement, and a letter of credit fee of between 0.75% and 1.05% per year is charged with respect to the amount of each performance letter of credit issued under the Amended Credit Agreement. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at December 31, 2017, the margin for Eurocurrency rate and base rate loans was 1.375% and 0.375%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.375% and 0.825%, respectively, and the commitment fee for the unused portion of the revolving credit facility was 0.175%.
Upon the closing of the Credit Agreement and the subsequent Amendment, we paid certain upfront fees to the lenders thereunder, and paid arrangement and other fees to the arrangers and agents of the Amended Credit Agreement.

At December 31, 2017, borrowings outstanding totaled $513.1 million and $0.0 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the Amended Credit Agreement totaled $75.9 million. As a result, we had $324.1 million available for borrowings or to meet letter of credit requirements as of December 31, 2017, excluding the additional $250 million available to us for term loan, revolving credit borrowings and letter of credit commitments. As of December 31, 2017, the weighted-average interest rate on outstanding borrowings under our Amended Credit Agreement was 2.90%.
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
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of December 31, 2017, bonds issued and outstanding under these arrangements totaled approximately $60.8 million.
OTHER
Cash, Cash Equivalents, Restricted Cash and Investments
In the aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments increased by approximately $67.2 million to $225.4 million at December 31, 2017 from $158.1 million at December 31, 2016, primarily due to the items discussed below. Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
	(In thousands)
Domestic	$211,935	$92,680
Foreign	13,443	65,449
Total	$225,378	$158,129
Our working capital increased by $91.3 million to $345.0 million at December 31, 2017 from $253.7 million at December 31, 2016, primarily attributable to increases in cash and cash equivalents and accounts receivable – trade. These increases were partially offset by changes in net contracts in progress and advance billings due to the timing of project cash flows.
Our net cash provided by operating activities decreased by $17.7 million to $222.2 million in the year ended December 31, 2017, compared to cash provided by operating activities of $239.9 million in the year ended December 31, 2016. This decrease was largely attributable to the working capital changes discussed above as well as increases in pension contributions made during the year ended December 31, 2017 when compared to the prior year.
Our net cash used in investing activities decreased by $89.0 million to $90.7 million in the year ended December 31, 2017, compared to cash used in investing activities of $179.7 million in the year ended December 31, 2016. The higher cash used in investing activities in 2016 was primarily attributable to the acquisition of NEC.

Our net cash used in financing activities decreased by $27.7 million to $61.2 million in the year ended December 31, 2017, compared to cash used in financing activities of $88.9 million in the year ended December 31, 2016. This decrease in net cash used in financing activities was primarily attributable to repurchases of common stock of $293.0 million in 2016 as well as higher levels of net borrowings under our credit facility of $261.2 during the year ended December 31, 2016.
At December 31, 2017, we had restricted cash and cash equivalents totaling $9.7 million, $2.6 million of which was held for future decommissioning of facilities (which is included in other assets on our consolidated balance sheets) and $7.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At December 31, 2017, we had short-term and long-term investments with a fair value of $12.2 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and equities, mutual funds and asset-backed securities.
Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next 12 months.
CONTRACTUAL OBLIGATIONS
Our cash requirements as of December 31, 2017 under current contractual obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt principal	$513,131	$27,870	$485,261	$—	$—
Interest payments	$43,056	$17,018	$26,038	$—	$—
Lease payments	$8,229	$3,525	$3,382	$1,322	$—
We expect cash requirements totaling approximately $35.4 million for contributions to our pension plans in 2018. In addition, we anticipate cash requirements totaling approximately $1.6 million for contributions to our other postretirement benefit plans in 2018.
Our contingent commitments under letters of credit, bank guarantees and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)
$ 136,635	$ 122,831	$ 5,100	$ 759	$ 7,945

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents and our investment portfolio, which consists primarily of U.S. Government and agency securities, corporate bonds and equities, mutual funds and asset-backed securities. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investments are primarily classified as available-for-sale.
We have exposure to changes in interest rates on the Amended Credit Agreement (see Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources"). At December 31, 2017, we had $513.1 million in outstanding borrowings under this facility, which has a capacity of $913.1 million. We have no material future earnings or cash flow exposures from changes in interest rates on our other long-term debt obligations.
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

	Principal Amount by Expected Maturity (In thousands)
At December 31, 2017:								Fair Value at
	Years Ending December 31,							December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	2017
Investments	$2,935	—	—	—	—	$6,973	$9,908	$12,235
Average Interest Rate	1.54%	—	—	—	—	2.55%
Long-term Debt	$27,870	$27,870	$457,391	—	—	—	$513,131	$511,055
Average Interest Rate	3.33%	3.63%	3.70%	—	—	—

At December 31, 2016:								Fair Value at
	Years Ending December 31,							December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	2016
Investments	$12,218	—	$2,708	—	—	$5,401	$20,327	$23,530
Average Interest Rate	0.75%	—	8.00%	—	—	0.00%
Long-term Debt	$27,370	$27,370	$27,370	$448,876	—	—	$530,986	$522,804
Average Interest Rate	2.54%	3.07%	3.46%	3.66%	—	—
Exchange Rate Sensitivity
The following table provides information about our FX forward contracts outstanding at December 31, 2017 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average FX rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual FX rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands)
	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2018	December 31, 2017	Exchange Rate
Canadian dollar	$3,838	$54	1.2711
U.S. dollar (selling Canadian dollar)	$5,905	$(156)	1.2892
Euro (selling Canadian dollar)	$6,736	$175	1.4709

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2019	December 31, 2017	Exchange Rate
Canadian dollar	$3,828	$50	1.2676
U.S. dollar (selling Canadian dollar)	$3,555	$(60)	1.2734
Euro (selling Canadian dollar)	$3,179	$223	1.4598

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2020	December 31, 2017	Exchange Rate
Canadian dollar	$3,817	$41	1.2641
U.S. dollar (selling Canadian dollar)	$1,953	$(33)	1.2730

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2021	December 31, 2017	Exchange Rate
Canadian dollar	$3,807	$34	1.2608

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of BWX Technologies, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BWX Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/S/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 27, 2018

We have served as the Company's auditor since 2009.

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2017	2016
	(In thousands)
Current Assets:
Cash and cash equivalents	$203,404	$125,641
Restricted cash and cash equivalents	7,105	6,130
Investments	2,934	14,517
Accounts receivable – trade, net	189,217	135,950
Accounts receivable – other	19,365	25,221
Contracts in progress	420,628	356,793
Other current assets	30,437	29,319
Total Current Assets	873,090	693,571
Property, Plant and Equipment	1,013,141	922,641
Less accumulated depreciation	664,512	622,955
Net Property, Plant and Equipment	348,629	299,686
Investments	9,301	9,013
Goodwill	218,331	210,788
Deferred Income Taxes	86,740	194,464
Investments in Unconsolidated Affiliates	43,266	42,854
Intangible Assets	110,405	114,748
Other Assets	22,577	14,691
TOTAL	$1,712,339	$1,579,815
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2017	2016
	(In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$27,870	$27,370
Accounts payable	93,421	99,983
Accrued employee benefits	82,477	81,793
Accrued liabilities – other	64,738	72,105
Advance billings on contracts	246,192	147,148
Accrued warranty expense	13,428	11,477
Total Current Liabilities	528,126	439,876
Long-Term Debt	481,059	497,724
Accumulated Postretirement Benefit Obligation	21,368	19,059
Environmental Liabilities	79,786	81,711
Pension Liability	296,444	357,049
Other Liabilities	19,799	33,986
Commitments and Contingencies (Note 10)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 125,381,591 and 124,149,609 shares at December 31, 2017 and December 31, 2016, respectively	1,254	1,241
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; no shares issued	—	—
Capital in excess of par value	98,843	22,018
Retained earnings	990,652	885,117
Treasury stock at cost, 25,964,088 and 24,858,809 shares at December 31, 2017 and December 31, 2016, respectively	(814,809)	(762,169)
Accumulated other comprehensive income	9,454	3,811
Stockholders' Equity – BWX Technologies, Inc.	285,394	150,018
Noncontrolling interest	363	392
Total Stockholders' Equity	285,757	150,410
TOTAL	$1,712,339	$1,579,815
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except share and per share amounts)
Revenues	$1,687,738	$1,550,573	$1,415,529
Costs and Expenses:
Cost of operations	1,170,862	1,074,529	1,027,437
Research and development costs	7,190	6,407	10,537
Losses (gains) on asset disposals and impairments, net	(194)	(43)	382
Selling, general and administrative expenses	214,607	216,486	207,761
mPower framework agreement	—	30,000	—
Income related to litigation proceeds	—	—	(65,728)
Special charges for restructuring activities	—	—	16,608
Costs to spin-off the Power Generation business	—	—	25,987
Total Costs and Expenses	1,392,465	1,327,379	1,222,984
Equity in Income of Investees	13,612	16,069	13,396
Operating Income	308,885	239,263	205,941
Other Income (Expense):
Interest income	1,405	651	30,331
Interest expense	(14,879)	(8,393)	(10,181)
Other – net	369	25,747	(5,026)
Total Other Income (Expense)	(13,105)	18,005	15,124
Income from continuing operations before provision for income taxes and noncontrolling interest	295,780	257,268	221,065
Provision for Income Taxes	147,415	73,656	80,416
Income from continuing operations before noncontrolling interest	148,365	183,612	140,649
Income (loss) from discontinued operations, net of tax	—	—	(9,203)
Net Income	$148,365	$183,612	$131,446
Net (Income) Loss Attributable to Noncontrolling Interest	(521)	(555)	19
Net Income Attributable to BWX Technologies, Inc.	$147,844	$183,057	$131,465
Amounts Attributable to BWX Technologies, Inc.'s Common Shareholders:
Income from continuing operations, net of tax	$147,844	$183,057	$140,774
Income (loss) from discontinued operations, net of tax	—	—	(9,309)
Net Income Attributable to BWX Technologies, Inc.	$147,844	$183,057	$131,465
Earnings per Common Share:
Basic:
Income from continuing operations	$1.49	$1.79	$1.32
Income (loss) from discontinued operations	—	—	(0.09)
Net Income Attributable to BWX Technologies, Inc.	$1.49	$1.79	$1.23
Diluted:
Income from continuing operations	$1.47	$1.76	$1.31
Income (loss) from discontinued operations	—	—	(0.09)
Net Income Attributable to BWX Technologies, Inc.	$1.47	$1.76	$1.22
Shares used in the computation of earnings per share (Note 18):
Basic	99,334,472	102,471,788	106,703,145
Diluted	100,369,190	103,840,738	107,583,022
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net Income	$148,365	$183,612	$131,446
Other Comprehensive Income (Loss):
Currency translation adjustments	6,237	(909)	(12,483)
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $(264), $(209) and $1,786, respectively	757	598	(5,122)
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $21, $86 and $(1,487), respectively	(64)	(250)	4,230
Benefit obligations:
Unrecognized losses arising during the period, net of tax benefit of $532, $606 and $381, respectively	(987)	(1,125)	(733)
Recognition of benefit plan costs, net of tax benefit of $(618), $(566) and $(581), respectively	1,142	1,064	1,096
Investments:
Unrealized (losses) gains arising during the period, net of tax provision of $(382), $(62) and $(4), respectively	(930)	3,788	7
Reclassification adjustment for gains included in net income, net of tax provision of $223, $57 and $124, respectively	(512)	(107)	(221)
Other Comprehensive Income (Loss)	5,643	3,059	(13,226)
Total Comprehensive Income	154,008	186,671	118,220
Comprehensive Income Attributable to Noncontrolling Interest	(521)	(555)	(6)
Comprehensive Income Attributable to BWX Technologies, Inc.	$153,487	$186,116	$118,214
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
		(In thousands, except share and per share amounts)
Balance December 31, 2014	121,604,332	$1,216	$775,393	$642,489	$3,596	$(423,990)	$998,704	$15,497	$1,014,201
Net income	—	—	—	131,465	—	—	131,465	(19)	131,446
Dividends declared ($0.32 per share)	—	—	—	(34,604)	—	—	(34,604)	—	(34,604)
Currency translation adjustments	—	—	—	—	(12,508)	—	(12,508)	25	(12,483)
Derivative financial instruments	—	—	—	—	(892)	—	(892)	—	(892)
Defined benefit obligations	—	—	—	—	363	—	363	—	363
Available-for-sale investments	—	—	—	—	(214)	—	(214)	—	(214)
Exercise of stock options	345,745	4	7,711	—	—	—	7,715	—	7,715
Contributions to thrift plan	149,753	1	4,530	—	—	—	4,531	—	4,531
Shares placed in treasury	—	—	—	—	—	(74,356)	(74,356)	—	(74,356)
Stock-based compensation charges	713,305	7	26,340	—	—	—	26,347	—	26,347
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(464)	(464)
Spin-off of Power Generation Business	—	—	(791,242)	—	10,407	—	(780,835)	(1,120)	(781,955)
Balance December 31, 2015	122,813,135	$1,228	$22,732	$739,350	$752	$(498,346)	$265,716	$13,919	$279,635
Net income	—	—	—	183,057	—	—	183,057	555	183,612
Dividends declared ($0.36 per share)	—	—	—	(37,290)	—	—	(37,290)	—	(37,290)
Currency translation adjustments	—	—	—	—	(909)	—	(909)	—	(909)
Derivative financial instruments	—	—	—	—	348	—	348	—	348
Defined benefit obligations	—	—	—	—	(61)	—	(61)	—	(61)
Available-for-sale investments	—	—	—	—	3,681	—	3,681	—	3,681
Exercise of stock options	912,683	9	19,978	—	—	—	19,987	—	19,987
Shares placed in treasury	—	—	(40,000)	—	—	(263,823)	(303,823)	—	(303,823)
Stock-based compensation charges	423,791	4	15,922	—	—	—	15,926	—	15,926
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(511)	(511)
Deconsolidation of Generation mPower LLC	—	—	—	—	—	—	—	(13,571)	(13,571)
Other	—	—	3,386	—	—	—	3,386	—	3,386
Balance December 31, 2016	124,149,609	$1,241	$22,018	$885,117	$3,811	$(762,169)	$150,018	$392	$150,410
Net income	—	—	—	147,844	—	—	147,844	521	148,365
Dividends declared ($0.42 per share)	—	—	—	(42,309)	—	—	(42,309)	—	(42,309)
Currency translation adjustments	—	—	—	—	6,237	—	6,237	—	6,237
Derivative financial instruments	—	—	—	—	693	—	693	—	693
Defined benefit obligations	—	—	—	—	155	—	155	—	155
Available-for-sale investments	—	—	—	—	(1,442)	—	(1,442)	—	(1,442)
Exercise of stock options	921,040	10	21,699	—	—	—	21,709	—	21,709
Shares placed in treasury	—	—	39,907	—	—	(52,640)	(12,733)	—	(12,733)
Stock-based compensation charges	310,942	3	15,219	—	—	—	15,222	—	15,222
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(550)	(550)
Balance December 31, 2017	125,381,591	$1,254	$98,843	$990,652	$9,454	$(814,809)	$285,394	$363	$285,757
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$148,365	$183,612	$131,446
Non-cash items included in net income from continuing operations:
Depreciation and amortization	56,557	50,554	78,621
Income of investees, net of dividends	2,520	(1,017)	1,947
Losses on asset disposals and impairments	(194)	(43)	26,441
Gain on deconsolidation of Generation mPower LLC	—	(13,571)	—
Impairment of investments	—	—	2,140
Provision for (benefit from) deferred taxes	93,461	(7,231)	(38,493)
Recognition of (gains) losses for pension and postretirement plans	12,823	22,940	54,105
Stock-based compensation and thrift plan expense	15,222	15,371	31,699
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(42,803)	28,570	40,094
Accounts payable	(7,476)	19,549	(23,985)
Contracts in progress and advance billings on contracts	35,272	(60,473)	57,174
Income taxes	15,124	13,216	(6,991)
Accrued and other current liabilities	(26,610)	18,542	(5,533)
Pension liability, accrued postretirement benefit obligation and employee benefits	(79,311)	(21,057)	(32,877)
Other, net	(796)	(9,112)	19,369
NET CASH PROVIDED BY OPERATING ACTIVITIES	222,154	239,850	335,157
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash and cash equivalents	(975)	9,234	3,595
Purchases of property, plant and equipment	(96,880)	(52,634)	(68,335)
Acquisition of businesses, net of cash acquired	(715)	(117,780)	—
Purchases of securities	(3,237)	(18,648)	(13,466)
Sales and maturities of securities	12,852	9,261	6,456
Proceeds from asset disposals	397	43	63
Investments, net of return of capital, in equity method investees	(2,789)	(9,165)	(200)
Other, net	691	—	—
NET CASH USED IN INVESTING ACTIVITIES	(90,656)	(179,689)	(71,887)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Credit Agreement	109,400	539,500	177,350
Repayments under Credit Agreement	(137,053)	(305,906)	(177,350)
Payment of debt issuance costs	—	(682)	(4,893)
Repurchase of common shares	—	(292,997)	(69,747)
Dividends paid to common shareholders	(42,043)	(37,370)	(34,479)
Exercise of stock options	17,117	18,323	7,319
Cash paid for shares withheld to satisfy employee taxes	(8,049)	(9,254)	(4,597)
Cash divested in connection with spin-off of Power Generation business	—	—	(307,562)
Other	(550)	(511)	(464)
NET CASH USED IN FINANCING ACTIVITIES	(61,178)	(88,897)	(414,423)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	7,443	(352)	(7,087)
TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	77,763	(29,088)	(158,240)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,641	154,729	312,969
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$203,404	$125,641	$154,729
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,252	$6,512	$6,647
Income taxes (net of refunds)	$38,425	$66,291	$117,753
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$8,454	$8,724	$6,741
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the consolidated financial statements of BWX Technologies, Inc. ("BWXT") in U.S. dollars in accordance with accounting principles generally accepted in the United States ("GAAP").
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at December 31, 2017 and for the year ended December 31, 2017. We present the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.
Unless the context otherwise indicates, "we," "us" and "our" mean BWXT and its consolidated subsidiaries.
Spin-off
On June 30, 2015, we completed the spin-off of our former Power Generation business (the "spin-off") into an independent, publicly traded company named Babcock & Wilcox Enterprises, Inc. ("BWE"). The separation was effected through a pro rata distribution of 100% of BWE's common stock to BWXT's stockholders. The distribution of BWE common stock consisted of one share of BWE common stock for every two shares of BWXT common stock to holders of our common stock on the record date of June 18, 2015. Cash was paid in lieu of any fractional shares of BWE common stock. Following the spin-off, BWXT did not retain any ownership interest in BWE. Prior to June 30, 2015, we completed an internal restructuring that reorganized the subsidiaries involved in our former Power Generation business and established BWE as the direct or indirect parent company of those subsidiaries. Concurrent with the spin-off, The Babcock & Wilcox Company was renamed BWX Technologies, Inc. The results of operations of our former Power Generation business are presented as discontinued operations on the consolidated statements of income. See Note 3 for further information regarding the spin-off.
Reportable Segments
We operate in three reportable segments: Nuclear Operations Group, Nuclear Services Group and Nuclear Power Group. Our reportable segments reflect changes we made during the first quarter of 2017 in the manner for which our segment operating information is reported for purposes of assessing operating performance and allocating resources. Prior to 2017, we reported three segments: Nuclear Operations, Nuclear Energy and Technical Services. The U.S. commercial nuclear services business, a component of our former Nuclear Energy segment, is now reported in our Nuclear Services Group segment along with our former Technical Services segment. The remainder of our former Nuclear Energy segment is now reported in our Nuclear Power Group segment, which comprises our Canadian operations, including BWXT Nuclear Energy Canada Inc. Our Nuclear Operations Group segment represents our former Nuclear Operations segment. The change in our reportable segments had no impact on our previously reported consolidated results of operations, financial condition or cash flows. Our reportable segments are further described as follows:

•
Our Nuclear Operations Group segment manufactures naval nuclear reactors for the U.S. Department of Energy ("DOE")/National Nuclear Security Administration's ("NNSA") Naval Nuclear Propulsion Program, which in turn supplies them to the U.S. Navy for use in submarines and aircraft carriers. Through this segment, we own and operate manufacturing facilities located in Lynchburg, Virginia; Barberton, Ohio; Mount Vernon, Indiana; Euclid, Ohio; and Erwin, Tennessee. The Lynchburg operations fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. The Barberton and Mount Vernon locations specialize in the design and manufacture of heavy components inclusive of development and fabrication activities for submarine missile launch tubes. The Euclid facility fabricates electro-mechanical equipment and performs design, manufacturing, inspection, assembly and testing activities. Fuel for the naval nuclear reactors is provided by Nuclear Fuel Services, Inc. ("NFS"), one of our wholly owned subsidiaries. Located in Erwin, NFS also downblends Cold War-era government stockpiles of high-enriched uranium into material suitable for further processing into commercial nuclear reactor fuel.

•
Our Nuclear Services Group segment provides various services to the U.S. Government and the commercial nuclear industry. Services provided to the U.S. Government include nuclear materials management and operation, environmental management and administrative and operating services for various U.S. Government-owned facilities.

These services are provided to the DOE, including the NNSA, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management, and NASA. Through this segment we deliver services and management solutions to nuclear and high-consequence operations. A significant portion of this segment's operations are conducted through joint ventures.
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

On December 16, 2016, our subsidiary BWXT Canada Ltd. acquired the outstanding stock of the GE Hitachi Nuclear Energy Canada Inc. joint venture, which was renamed BWXT Nuclear Energy Canada Inc. ("NEC"). NEC is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems and replacement components for CANDU reactors and has approximately 350 employees. NEC operates two facilities licensed by the Canadian Nuclear Safety Commission ("CNSC") to fabricate natural uranium fuel in Peterborough and Toronto, Ontario, Canada as well as a third facility in Arnprior, Ontario, Canada. The acquisition of NEC expanded our existing commercial nuclear products and services portfolio, allowing us to leverage our technology-based competencies in offering new products and services related to plant life extensions as well as the ongoing maintenance of nuclear power generation equipment. NEC is reported within our Nuclear Power Group segment. See Note 2 for additional information on the acquisition of NEC.
See Note 16 for financial information about our segments.
Deconsolidation of Generation mPower LLC
In 2014, we began initiatives to restructure our mPower program. During the year ended December 31, 2015, we incurred expenses of $15.9 million related to asset impairment charges recgnized as Special charges for restructuring activities on our consolidated statement of income. On March 2, 2016, we entered into a framework agreement with Bechtel Power Corporation ("Bechtel"), BWXT Modular Reactors, LLC and BDC NexGen Power, LLC for the potential restructuring and restart of our mPower small modular reactor program (the "Framework Agreement"). As a result of entering into the Framework Agreement, we deconsolidated Generation mPower LLC ("GmP") from our financial statements as of the date of the Framework Agreement and recorded a gain of approximately $13.6 million during the year ended December 31, 2016 as a component of Other – net on our consolidated statement of income. In the year ended December 31, 2016, we also recognized a $30.0 million loss contingency as a result of the Framework Agreement, which was ultimately paid to Bechtel in the first quarter of 2017 following the receipt of Bechtel's notice that the mPower program would not be restarted.
Use of Estimates
We use estimates and assumptions to prepare our financial statements in conformity with GAAP. Some of our more significant estimates include our estimates of costs to complete long-term construction contracts, estimates of the fair value of acquired intangible assets, estimates of costs to be incurred to satisfy contractual warranty requirements, and estimates we make in selecting assumptions related to the valuations of our pension and postretirement plans, including the selection of our discount rates, mortality and expected rates of return on our pension plan assets. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates. Variances could result in a material effect on our financial condition and results of operations in future periods.

Earnings Per Share
We have computed earnings per common share on the basis of the weighted-average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. We issue a number of forms of stock-based compensation periodically, including incentive and non-qualified stock options, restricted stock, restricted stock units and performance shares and performance units, subject to satisfaction of specific performance goals. We include the shares applicable to these plans in our computation of diluted earnings per share when related performance criteria have been met.
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
Foreign Currency Translation
We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income. We report foreign currency transaction gains and losses in income. We have included in Other – net transaction gains (losses) of $(0.7) million, $0.4 million and $(1.7) million for the years ended December 31, 2017, 2016 and 2015, respectively.
Contracts and Revenue Recognition
We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, cost-to-cost or a units of delivery method, as applicable to the product or activity involved. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress completion as a percentage of the total project. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. We include revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.
For contracts for which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these deferred profit recognition contracts, we recognize revenue and cost equally and only recognize gross margin when probable and reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical, except to assure that no loss will be incurred, as deferred profit recognition contracts.
Our policy is to account for fixed-price contracts under the completed-contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. Under the completed-contract method, income is recognized only when a contract is completed or substantially complete.

The following represent the components of our Contracts in progress and Advance billings on contracts included in our consolidated balance sheets:

	December 31,
	2017	2016
	(In thousands)
Included in Contracts in progress:
Costs incurred less costs of revenue recognized	$49,740	$76,763
Revenues recognized less billings to customers	370,888	280,030
Contracts in progress	$420,628	$356,793
Included in Advance billings on contracts:
Billings to customers less revenues recognized	$274,311	$162,833
Costs incurred less costs of revenue recognized	(28,119)	(15,685)
Advance billings on contracts	$246,192	$147,148
The following amounts represent retainages on contracts:

	December 31,
	2017	2016
	(In thousands)
Retainages expected to be collected within one year	$82,801	$74,452
Retainages expected to be collected after one year	1,669	1,674
Total retainages	$84,470	$76,126
We have included retainages expected to be collected in 2018 in Accounts receivable – trade, net. Retainages expected to be collected after one year are included in Other Assets. Of the long-term retainages at December 31, 2017, we anticipate collecting $0.3 million in 2019 and $1.4 million in 2020.
Accumulated Other Comprehensive Income
The components of Accumulated other comprehensive income included in Stockholders' Equity are as follows:

	December 31,
	2017	2016
	(In thousands)
Currency translation adjustments	$13,148	$6,911
Net unrealized gain (loss) on derivative financial instruments	353	(340)
Unrecognized prior service cost on benefit obligations	(6,237)	(6,392)
Net unrealized gain on available-for-sale investments	2,190	3,632
Accumulated other comprehensive income	$9,454	$3,811

The amounts reclassified out of Accumulated other comprehensive income by component and the affected consolidated statements of income line items are as follows:

	Year Ended December 31,
	2017	2016	2015
Accumulated Other Comprehensive Income Component Recognized	(In thousands)			Line Item Presented
Realized (loss) gain on derivative financial instruments	$169	$(30)	$455	Revenues
	(84)	366	(6,259)	Cost of operations
	85	336	(5,804)	Total before tax
	(21)	(86)	1,492	Provision for Income Taxes
	$64	$250	$(4,312)	Net Income
Amortization of prior service cost on benefit obligations	$(1,760)	$(1,601)	$(1,508)	Cost of operations
	—	(29)	(35)	Selling, general and administrative expenses
	(1,760)	(1,630)	(1,543)	Total before tax
	618	566	501	Provision for Income Taxes
	$(1,142)	$(1,064)	$(1,042)	Net Income
Realized gains on investments	$735	$164	$343	Other – net
	(223)	(57)	(123)	Provision for Income Taxes
	$512	$107	$220	Net Income
Total reclassification for the period	$(566)	$(707)	$(5,134)
Warranty Expense
We accrue estimated expense, included in Cost of operations on our consolidated statements of income, to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows.
The following summarizes the changes in the carrying amount of Accrued warranty expense:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of period	$11,477	$13,542	$15,889
Additions	3,783	1,192	1,223
Acquisition of NEC	—	282	—
Expirations and other changes (1)	(2,213)	(3,631)	(2,551)
Payments	(70)	(20)	(130)
Translation	451	112	(889)
Balance at end of period	$13,428	$11,477	$13,542

(1)	Includes discounts provided to customers in satisfaction of warranty obligations totaling $1.2 million in each of the years ended December 31, 2017, 2016 and 2015.
Asset Retirement Obligations and Environmental Cleanup Costs
We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's life, which is a requirement of our licenses from the U.S. Nuclear Regulatory Commission ("NRC") and the CNSC. In accordance with the Financial Accounting Standards Board ("FASB") Topic Asset Retirement and Environmental Obligations, we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When we initially record such a liability, we capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of a liability, we will settle the obligation for its recorded amount or incur a gain or loss. This topic applies to environmental liabilities associated with assets that we currently operate and are obligated to remove from service. For environmental liabilities associated with assets that we no longer operate, we have accrued amounts based on the estimated costs of cleanup activities for which we are responsible, net of any cost-sharing arrangements. We adjust the estimated costs as further information develops or circumstances change. An exception to this accounting treatment relates to the work we perform for two facilities for which the U.S. Government is obligated to pay substantially all of the decommissioning costs.
Substantially all of our asset retirement obligations relate to the remediation of our nuclear analytical laboratory and the NFS facility in our Nuclear Operations Group segment as well as the facilities operated by NEC. The following table reflects our asset retirement obligations:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of period	$71,899	$50,514	$47,811
Costs incurred	(2)	(141)	—
Additions/adjustments	—	—	832
Acquisition of NEC	—	18,505	—
Accretion	4,728	3,148	2,158
Distributed in connection with the spin-off	—	—	(287)
Translation	1,411	(127)	—
Balance at end of period	$78,036	$71,899	$50,514
Research and Development
Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge the costs of research and development unrelated to specific contracts as incurred. Excluding customer-sponsored research and development, the majority of our activities in this area, for the year ended December 31, 2017, related to the development of technologies in the area of medical and industrial radioisotopes. During the years ended December 31, 2016 and 2015, substantially all of these costs related to our mPower program for the development of our BWXT mPower™ reactor and the associated power plant. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants.
Research and development activities totaled $50.4 million, $40.1 million and $38.2 million in the years ended December 31, 2017, 2016 and 2015, respectively. This includes amounts paid for by our customers of $43.2 million, $33.7 million and $27.7 million, in the years ended December 31, 2017, 2016 and 2015, respectively.
Pension Plans and Postretirement Benefits
We sponsor various defined benefit pension and postretirement plans covering certain employees of our U.S. and Canadian subsidiaries. We utilize actuarial valuations to calculate the cost and benefit obligations of our pension and postretirement benefits. The actuarial valuations utilize significant assumptions in the determination of our benefit cost and obligations, including assumptions regarding discount rates, expected returns on plan assets, mortality and health care cost trends. We determine our discount rate based on a yield curve comprised of rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension and postretirement plan obligations. The expected rate of return on plan assets assumption is based on capital market assumptions of the long-term expected returns for the investment mix of assets currently in the portfolio. The expected rate of return on plan assets is determined to be the weighted-average of the nominal returns based on the weightings of the classes within the total asset portfolio. Expected health care cost trends represent expected annual rates of change in the cost of health care benefits and are estimated based on analysis of health care cost inflation.
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

We recognize the funded status of each plan as either an asset or a liability in the consolidated balance sheets. The funded status is the difference between the fair value of plan assets and the present value of its benefit obligation, determined on a plan-by-plan basis. Our pension plan assets can include assets that are difficult to value. See Note 7 for detailed information regarding our plan assets.
Income Taxes
Income tax expense for federal, foreign, state and local income taxes is calculated on pre-tax income based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess deferred taxes and the adequacy of the valuation allowance on a quarterly basis. In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of Provision for Income Taxes on our consolidated statements of income.
We would be subject to withholding taxes if we were to distribute earnings from certain foreign subsidiaries, and unrecognized deferred income tax liabilities, including withholding taxes, would be payable upon distribution of these earnings. We consider the earnings of our non-U.S. subsidiaries to be permanently reinvested.
Inventories
We carry our inventory at the lower of cost or net realizable value using either the weighted average or first-in, first-out methods. At December 31, 2017 and 2016, we had inventories totaling $8.6 million and $7.7 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment
We carry our property, plant and equipment at depreciated cost, less any impairment provisions. We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 33 years for buildings and three to 14 years for machinery and equipment. Our depreciation expense was $47.3 million, $48.4 million and $55.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.
Property, plant and equipment is stated at cost and is set forth below:

	December 31,
	2017	2016
	(In thousands)
Land	$8,695	$8,596
Buildings	167,917	156,848
Machinery and equipment	728,630	697,896
Property under construction	107,899	59,301
	1,013,141	922,641
Less accumulated depreciation	664,512	622,955
Net Property, Plant and Equipment	$348,629	$299,686
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
The following summarizes the changes in the carrying amount of Goodwill:

	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total
	(In thousands)
Balance at December 31, 2015	$110,939	$45,000	$12,495	$168,434
Acquisition of NEC (Note 2)	—	—	42,532	42,532
Translation	—	—	(178)	(178)
Balance at December 31, 2016	$110,939	$45,000	$54,849	$210,788
NEC Purchase Price Allocation Adjustment (Note 2)	—	—	3,792	3,792
Translation	—	—	3,751	3,751
Balance at December 31, 2017	$110,939	$45,000	$62,392	$218,331
Intangible Assets
Intangible assets are recognized at fair value when acquired. Intangible assets with definite lives are amortized to operating expense using the straight-line method over their estimated useful lives and tested for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets with indefinite lives are not amortized and are subject to annual impairment testing. We may elect to perform a qualitative assessment when testing indefinite-lived intangible assets for impairment to determine whether events or circumstances affecting significant inputs related to the most recent quantitative evaluation have occurred, indicating that it is more likely than not that the indefinite-lived intangible asset is impaired. Otherwise, we test indefinite-lived intangible assets for impairment by quantitatively determining the fair value of the indefinite-lived intangible asset and comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we recognize impairment for the amount of the difference.

Our Intangible Assets are as follows:

	December 31,
	2017	2016	2015
	(In thousands)
Amortized intangible assets:
Gross cost:
Customer relationships	$30,339	$29,679	$20,790
CNSC class 1B nuclear facility license	27,055	24,444	—
Acquired backlog	13,527	12,592	—
Favorable operating lease	8,832	8,222	—
Unpatented technology	8,379	8,104	4,400
Tradename	1,500	1,500	1,500
Patented technology	796	741	—
All other	2,200	2,200	2,200
Total	$92,628	$87,482	$28,890
Accumulated amortization:
Customer relationships	$(11,505)	$(10,415)	$(9,313)
CNSC class 1B nuclear facility license	(938)	(34)	—
Acquired backlog	(6,113)	(209)	—
Favorable operating lease	(459)	(16)	—
Unpatented technology	(4,456)	(3,750)	(3,312)
Tradename	(1,425)	(1,275)	(1,125)
Patented technology	(75)	(3)	—
All other	(1,082)	(862)	(642)
Total	$(26,053)	$(16,564)	$(14,392)
Net amortized intangible assets	$66,575	$70,918	$14,498
Unamortized intangible assets:
NRC category 1 license	$43,830	$43,830	$43,830
The following summarizes the changes in the carrying amount of Intangible Assets:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of period	$114,748	$58,328	$60,227
Acquisition of NEC (Note 2)	746	58,999	—
Amortization expense	(9,210)	(2,174)	(1,899)
Translation	4,121	(405)	—
Balance at end of period	$110,405	$114,748	$58,328
Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Year Ended December 31,	Amount
2018	$9,055
2019	$5,195
2020	$3,573
2021	$3,573
2022	$3,573

Deferred Debt Issuance Costs
We have included deferred debt issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of our debt liability. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of period	$5,892	$6,741	$9,921
Additions	—	712	4,893
Interest expense – debt issuance costs	(1,690)	(1,561)	(1,852)
Distributed in connection with the spin-off	—	—	(6,221)
Balance at end of period	$4,202	$5,892	$6,741
Capitalization of Interest Cost
We capitalize interest in accordance with FASB Topic Interest. We incurred total interest of $16.5 million, $9.1 million and $10.9 million in the years ended December 31, 2017, 2016 and 2015, respectively, of which we capitalized $1.6 million, $0.7 million and $0.7 million in the years ended December 31, 2017, 2016 and 2015, respectively.
Cash and Cash Equivalents and Restricted Cash
Our cash equivalents are highly liquid investments with maturities of three months or less when we purchase them.
We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2017, we had restricted cash and cash equivalents totaling $9.7 million, $2.6 million of which was held for future decommissioning of facilities (which is included in Other Assets on our consolidated balance sheets) and $7.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
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
We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets and defer the related gains and losses as a component of Accumulated other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value and any portion excluded from the assessment of effectiveness is immediately recognized in Other – net on our consolidated statements of income. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of Other – net on our consolidated statements of income.
Self-Insurance
We have a wholly owned insurance subsidiary that provides employer's liability, general and automotive liability and primary workers' compensation insurance and, from time to time, builder's risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in Other Liabilities on our consolidated balance sheets are reserves for self-insurance totaling $6.2 million and $7.2 million at December 31, 2017 and 2016, respectively.

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
Stock-Based Compensation
We expense stock-based compensation in accordance with FASB Topic Compensation – Stock Compensation. Under this topic, the fair value of equity-classified awards, such as restricted stock, performance shares and stock options, is determined on the date of grant and is not remeasured. The fair value of liability-classified awards, such as cash-settled stock appreciation rights, restricted stock units and performance units, is determined on the date of grant and is remeasured at the end of each reporting period through the date of settlement. Grant date fair values for restricted stock, restricted stock units, performance shares and performance units are determined using the closing price of our common stock on the date of grant. Grant date fair values for stock options and stock appreciation rights are determined using the Black-Scholes option pricing model ("Black-Scholes"). The determination of the fair value of a share-based payment award using an option-pricing model requires the input of significant assumptions, such as the expected life of the award and stock price volatility.
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
New Accounting Standards
In May 2014, the FASB issued the Topic Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in the Topic Revenue Recognition and most industry specific guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also outlines a five-step model whereby companies must identify contractual performance obligations and determine whether revenue should be recorded at a point in time or over time.

In August 2015, the FASB deferred the effective date of this amendment until 2018. The update may be adopted either retrospectively to each prior period or using the modified retrospective method as a cumulative-effect adjustment on the date of adoption.
During 2017, we completed our assessment of the standard and have analyzed the standard's impact on our contract portfolio, comparing current accounting policies and practices to the requirements of the new standard and identifying potential differences from applying the requirements of the new standard to our contracts. We developed processes to ensure adequate analysis of our contracts, and we designed and implemented specific controls over our evaluation of the impact as well as the cumulative effect of adopting the standard.
While the new revenue standard may impact the timing of when we recognize revenue and profit, it will not impact the timing of cash flows associated with our contracts, and the overall revenue and profit recognized on our contracts will not change.
Within our Nuclear Operations Group segment, we will continue to recognize revenue over time, and we will measure progress on performance obligations using a cost-to-cost method. Historically, we utilized man-hours or a cost-to-cost method to measure progress on certain of our units of account within this segment. The performance obligations identified for recognizing revenue will be similar to our historical units of account. As a result of the change to a cost-to-cost method, the timing of revenue recognition on affected contracts will, in the aggregate, result in the recognition of revenue and cost of operations earlier in the process of satisfying performance obligations. The new standard will also result in a reduction in both our contracts in progress and advanced billings on contracts account balances upon adoption as a result of measuring the asset and liability at the contract level and using a cost-to-cost method for measuring progress on performance obligations.
The impact of the adoption of the new revenue standard on our Nuclear Power Group and Nuclear Services Group segments will not have a material impact on our financial statements.
We intend to utilize the modified retrospective method for adopting the new revenue recognition standard. This method requires that we recognize a cumulative catch-up adjustment upon adoption (January 1, 2018) to adjust the contract-to-date revenue and costs to the amounts that would have been recognized under the new revenue recognition standard as illustrated below:

	December 31,	January 1,
	2017	2018
	(In thousands)
Assets:
Contracts in progress	$420,628	$262,314
Deferred Income Taxes	$86,740	$85,193
Liabilities:
Accrued liabilities – other	$64,738	$66,699
Advance billings on contracts	$246,192	$73,468
Equity:
Retained earnings	$990,652	$1,001,554
As a result of the adoption of the new revenue recognition standard in 2018, we will also be required to expand our disclosures to include tabular disaggregation of our revenues. We intend to disclose revenue for each segment by geographical area and customer type, by timing of transfer of goods or services and by contract type. In addition, we intend to disclose the nature, timing and uncertainty of revenue, cash flow and customer contract balances, including how and when we satisfy our performance obligations and the relationship between revenue recognition and changes in contract balances during a reporting period.
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
In March 2017, the FASB issued an update to the Topic Compensation – Retirement Benefits. This update amends the guidance on the consolidated statement of income presentation of the components of net periodic benefit cost related to defined benefit pension and postretirement plans. Under current GAAP, components of net periodic benefit cost are aggregated and reported net in the consolidated statements of income as part of operating income. This update requires entities to disaggregate the service cost component of net periodic benefit cost and present it with other current compensation costs within operating income. Other components of net periodic benefit cost are required to be classified outside of operating income within the consolidated statements of income. These changes to classification within the consolidated statements of income will result in no changes to net income. This update will be effective for us in 2018 with retrospective presentation. The impact of this update on our consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 would be reductions (increases) of Operating Income, along with corresponding increases (reductions) to Other Income (Expense), of $16.7 million, $4.8 million and $(30.2) million, respectively, inclusive of Mark to Market losses of $11.0 million, $21.5 million and $54.7 million, respectively.
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

The purchase price of the acquisition has been allocated among assets acquired and liabilities assumed at fair value, with the excess purchase price recorded as goodwill. During the year ended December 31, 2017, we adjusted our purchase price allocation, which included adjustments to the value of contracts in progress of $(1.6) million, property, plant and equipment of $(3.0) million, intangible assets of $0.7 million and certain other assets and liabilities, with a resulting increase to goodwill of $3.8 million. Our purchase price allocation is as follows:

NEC
(In thousands)
Accounts receivable – trade	$15,659
Accounts receivable – other	1,359
Contracts in progress	19,956
Other current assets	84
Property, plant and equipment	21,356
Goodwill	46,324
Intangible assets	59,745
Total assets acquired	$164,483
Accounts payable	$3,922
Accrued employee benefits	1,965
Accrued liabilities – other	3,184
Accrued warranty expense	282
Accumulated postretirement benefit obligation	5,695
Environmental liabilities	18,505
Pension liability	1,054
Other liabilities	11,381
Total liabilities assumed	$45,988
Net assets acquired	$118,495
Amount of tax deductible goodwill	$—
The intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
CNSC class 1B nuclear facility license	$25,360	30 years
Backlog	$12,680	2 years
Customer relationships	$8,951	14 years
Favorable operating lease	$8,279	20 years
Unpatented technology	$3,729	15 years
Patented technology	$746	11 years
Our consolidated financial statements for the year ended December 31, 2016 include $2.9 million of revenues and $(0.7) million of net income (loss) related to NEC operations occurring from the acquisition date to December 31, 2016. Additionally, the following unaudited pro forma financial information presents our results of operations for the years ended December 31, 2016 and 2015 had the acquisition of NEC occurred on January 1, 2015. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2015. This information is presented for comparative purposes only and should not be taken as representative of our future consolidated results of operations.

	Year Ended December 31,
	2016	2015
	(In thousands, except per share amounts)
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
NOTE 3 – DISCONTINUED OPERATIONS
Spin-off of BWE
On June 30, 2015, we completed the spin-off of BWE to our stockholders through a stock distribution. BWE's assets and business primarily consist of those that we previously reported as our Power Generation segment. In connection with the spin-off, our stockholders received 100% of the outstanding common stock of BWE. Prior to the completion of the spin-off, we made a cash payment to BWE totaling $132 million. In order to effect the distribution and govern our relationship with BWE after the distribution, we entered into a master separation agreement with BWE. In addition to the master separation agreement, we entered into other agreements with BWE in connection with the distribution, including a tax sharing agreement and transition services agreements.
Master Separation Agreement
The master separation agreement between us and BWE contains the key provisions relating to the separation of our former Power Generation business from us and the distribution of shares of BWE common stock. The master separation agreement identifies the assets that were transferred, liabilities that were assumed and contracts that were assigned to BWE by us or by BWE to us in the spin-off and describes how these transfers, assumptions and assignments occurred. Under the master separation agreement we also agreed to indemnify BWE against various claims and liabilities related to the past operation of our business (other than BWE's business).
At the spin-off, we had outstanding performance guarantees for various projects executed by BWE in the normal course of business. These guarantees totaled $1,542 million and had expiration dates from 2015 to 2035. In February 2016, BWE notified us that we have been released from substantially all remaining performances guarantees. Accordingly, we reduced the outstanding liability and recorded a gain of approximately $9.3 million during the year ended December 31, 2016 as a component of Other – net on our consolidated statement of income.

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
Financial Information
The following table presents selected financial information regarding the results of operations of our former Power Generation business through June 30, 2015 with certain tax related adjustments made during the six month period ended December 31, 2015:

Year Ended December 31,
2015
(In thousands)
Revenues	$830,234
Costs and Expenses:
Cost of operations	665,558
Research and development costs	8,480
Losses on asset disposals and impairments	8,963
Selling, general and administrative expenses (1)	108,911
Special charges for restructuring activities	7,666
Costs to spin-off	34,358
Total Costs and Expenses	833,936
Equity in Income (Loss) of Investees	(1,104)
Operating Income (Loss)	(4,806)
Other Income (Loss)	(1,693)
Income (Loss) before Provision for Income Taxes	(6,499)
Provision for Income Taxes	2,704
Net Income (Loss)	(9,203)
Net Income Attributable to Noncontrolling Interest	(106)
Income (Loss) from Discontinued Operations	$(9,309)

(1)	Included in selling, general and administrative expenses is an allocation of corporate administrative expenses of $28.0 million for the year ended December 31, 2015.
We incurred approximately $66.5 million in total costs related to the spin-off, which included approximately $29.8 million for professional services and $23.1 million of retention and severance-related charges. The majority of the remaining costs related to the separation of our facilities and related infrastructure including our information technology systems. Income from discontinued operations for the year ended December 31, 2015 included $34.4 million of these charges, and included in continuing operations were spin-off costs of $26.0 million for the year ended December 31, 2015.

The following table presents selected financial information regarding cash flows of our former Power Generation business that are included in the consolidated statements of cash flows:

Year Ended December 31,
2015
(In thousands)
Non-cash items included in net income (loss):
Depreciation and amortization	$21,458
Income (loss) of investees, net of dividends	$(2,293)
Losses on asset disposals and impairments, net	$10,544
Purchases of property, plant and equipment	$11,494
NOTE 4 – EQUITY METHOD INVESTMENTS
We have investments in entities that we account for using the equity method. Our share of the undistributed earnings of our equity method investees were $5.9 million and $8.1 million at December 31, 2017 and 2016, respectively.
The following tables summarize combined balance sheet and income statement information for investments accounted for under the equity method:

	December 31,
	2017	2016
	(In thousands)
Current assets	$261,467	$233,546
Noncurrent assets	1,891	—
Total Assets	$263,358	$233,546
Current liabilities	$137,623	$119,633
Owners' equity	125,735	113,913
Total Liabilities and Owners' Equity	$263,358	$233,546

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Revenues	$678,080	$693,441	$624,756
Gross profit	$35,081	$38,858	$33,397
Net Income	$35,081	$38,862	$33,406
Reimbursable costs recorded in revenues by the unconsolidated joint ventures in our Nuclear Services Group segment totaled $638.4 million, $671.0 million and $583.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Income taxes for the investees are the responsibility of the respective owners. Accordingly, no provision for income taxes has been recorded by the investees.
Reconciliations of net income per combined income statement information of our investees to equity in income of investees per our consolidated statements of income are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Equity income based on stated ownership percentages	$13,412	$16,480	$14,011
Timing of GAAP and other adjustments	200	(411)	(615)
Equity in income of investees	$13,612	$16,069	$13,396

Our transactions with unconsolidated affiliates were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Sales to	$22,259	$24,870	$18,458
Dividends received	$16,132	$15,052	$13,050
Capital contributions, net of returns	$2,789	$9,165	$200
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
On December 22, 2017, H.R. 1, the Tax Cuts and Jobs Act (the "Act") was enacted, making significant changes to existing U.S. tax laws that impact BWXT, including, but not limited to, a reduction to the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, a one-time transition tax on certain undistributed foreign earnings and additional deduction limitations on executive compensation. We have obtained and analyzed all necessary information to record the effect of the change in tax law resulting from the Act and have recognized the income tax effects in our 2017 financial statements. Upon completion of our 2017 U.S. income tax return in 2018, we may identify additional remeasurement adjustments to our recorded deferred tax assets. Additionally, should the Internal Revenue Service and/or state taxing authorities issue further guidance, interpretations or legislative changes related to certain aspects of the new tax law, we may have future adjustments to record. Our Canadian operations continue to be subject to tax at a local statutory rate of approximately 25%.
We are currently under audit by various state and international authorities. With few exceptions, we do not have any returns under examination for years prior to 2014.
We apply the provisions of FASB Topic Income Taxes regarding the treatment of uncertain tax positions. A reconciliation of unrecognized tax benefits (exclusive of interest and federal and state benefits) is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of period	$1,651	$2,222	$8,597
Increases based on tax positions taken in the current year	—	—	185
Increases based on tax positions taken in the prior years	—	—	—
Decreases based on tax positions taken in the prior years	—	—	(134)
Decreases due to settlements with tax authorities	—	(571)	(5,934)
Decreases due to lapse of applicable statute of limitation	—	—	(492)
Other, net	29	—	—
Balance at end of period	$1,680	$1,651	$2,222
The unrecognized tax benefits balance of $1.7 million at December 31, 2017 would reduce our effective tax rate if recognized.
We believe that, within the next 12 months, it is reasonably possible that our previously unrecognized tax benefits could decrease by $1.4 million.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. As such, we have remeasured our U.S. deferred tax assets and liabilities based on the reduction of the U.S. corporate income tax rate from 35% to 21% as a result of the passage of the Act in 2017. This remeasurement resulted in a total decrease in our net deferred tax asset position of $49.5 million. Significant components of deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Pension liability	$59,229	$129,603
Accrued warranty expense	3,482	3,868
Accrued vacation pay	6,557	9,892
Accrued liabilities for self-insurance (including postretirement health care benefits)	6,355	7,663
Accrued liabilities for executive and employee incentive compensation	8,647	20,670
Environmental and products liabilities	17,195	34,798
Investments in joint ventures and affiliated companies	8,343	15,067
Long-term contracts	4,057	10,039
State tax net operating loss carryforward	8,460	5,573
Tax credit carryforward	1,016	160
Other	8,638	9,373
Total deferred tax assets	131,979	246,706
Valuation allowance for deferred tax assets	(15,252)	(17,226)
Deferred tax assets	116,727	229,480
Deferred tax liabilities:
Property, plant and equipment	11,573	10,249
Long-term contracts	—	11,920
Intangibles	27,875	35,920
Other	—	—
Total deferred tax liabilities	39,448	58,089
Net deferred tax assets	$77,279	$171,391
Income from continuing operations before provision for income taxes and noncontrolling interest were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
U.S.	$255,194	$215,572	$211,285
Other than U.S.	40,586	41,696	9,780
Income before Provision for Income Taxes	$295,780	$257,268	$221,065

The components of Provision for Income Taxes were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current:
U.S. – federal	$26,632	$73,383	$95,854
U.S. – state and local	3,023	3,068	3,498
Other than U.S.	24,299	4,436	(2,170)
Total current	53,954	80,887	97,182
Deferred:
U.S. – federal	107,844	(12,665)	(25,981)
U.S. – state and local	(158)	222	3,423
Other than U.S.	(14,225)	5,212	5,792
Total deferred	93,461	(7,231)	(16,766)
Provision for Income Taxes	$147,415	$73,656	$80,416
The following is a reconciliation of our income tax provision related to continuing operations from the U.S. statutory federal tax rate (35%) to our consolidated effective tax rate:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	1.2%	0.8%	3.3%
Foreign rate differential	(1.4)%	(1.5)%	(0.4)%
Foreign operations	—%	(1.4)%	1.7%
Excess tax deductions on equity compensation	(2.0)%	(0.9)%	—%
Impact of U.S. Tax Cuts & Jobs Act	17.7%	—%	—%
Manufacturing deduction	(1.4)%	(2.6)%	(2.9)%
Minority interest	(0.1)%	(1.9)%	0.3%
Other	0.8%	1.1%	(0.6)%
Effective tax rate	49.8%	28.6%	36.4%
At December 31, 2017, we had a valuation allowance of $15.3 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated financial statements. As a result of the passage of the Act, we have remeasured our valuation allowances based on the reduction of the U.S. corporate income tax rate from 35% to 21%. This remeasurement resulted in a total decrease in our valuation allowances of $3.7 million.
The following is an analysis of our valuation allowance for deferred tax assets:

	Beginning Balance	Charges To Costs and Expenses	Charged To Other Accounts	Ending Balance
	(In thousands)
Year Ended December 31, 2017	$(17,226)	2,544	(570)	$(15,252)
Year Ended December 31, 2016	$(17,752)	(760)	1,286	$(17,226)
Year Ended December 31, 2015	$(14,239)	(3,513)	—	$(17,752)
We have state net operating losses of $10.6 million ($8.4 million net of federal tax benefit) available to offset future taxable income in various states. Our state net operating loss carryforwards begin to expire in the year 2018. We are carrying a valuation allowance of $9.4 million ($7.4 million, net of federal tax benefit) against the deferred tax asset related to the state loss carryforwards.

We would be subject to withholding taxes if we were to distribute earnings from certain foreign subsidiaries. For the year ended December 31, 2017, the undistributed earnings of these subsidiaries were approximately $89.2 million. As of December 31, 2017, our unrecognized deferred income tax liabilities of approximately $4.5 million would be payable upon the distribution of these earnings. All of our foreign earnings are considered indefinitely reinvested.
NOTE 6 – LONG-TERM DEBT
Our Long-Term Debt consists of the following:

	December 31,
	2017	2016
	(In thousands)
Secured Debt:
Revolving Credit Facility	$—	$—
Term Loan	270,000	285,000
Incremental Term Loans	243,131	245,986
Less: Amounts due within one year	27,870	27,370
Long-Term Debt, gross	485,261	503,616
Less: Deferred debt issuance costs	4,202	5,892
Long-Term Debt	$481,059	$497,724
Maturities of Long-Term Debt during the five years subsequent to December 31, 2017 were as follows: 2018 – $27.9 million; 2019 – $27.9 million; 2020 – $457.4 million; 2021 – $0.0 million; and 2022 – $0.0 million.
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
The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the Amended Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At December 31, 2017, we were in compliance with all covenants set forth in the Amended Credit Agreement.
Outstanding loans under the Amended Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 1.75% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one-month Eurocurrency rate plus 1.0%, or the administrative agent's prime rate) plus a margin ranging from 0.25% to 0.75% per year. We are charged a commitment fee on the unused portion of the revolving credit facility, and that fee varies between 0.15% and 0.25% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Amended Credit Agreement, and a letter of credit fee of between 0.75% and 1.05% per year is charged with respect to the amount of each performance letter of credit issued under the Amended Credit Agreement. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at December 31, 2017, the margin for Eurocurrency rate and base rate loans was 1.375% and 0.375%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.375% and 0.825%, respectively, and the commitment fee for the unused portion of the revolving credit facility was 0.175%.
Upon the closing of the Credit Agreement and the subsequent Amendment, we paid certain upfront fees to the lenders thereunder, and paid arrangement and other fees to the arrangers and agents of the Amended Credit Agreement.
At December 31, 2017, borrowings outstanding totaled $513.1 million and $0.0 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the Amended Credit Agreement totaled $75.9 million. As a result, we had $324.1 million available for borrowings or to meet letter of credit requirements as of December 31, 2017, excluding the additional $250 million available to us for term loan, revolving credit borrowings and letter of credit commitments. As of December 31, 2017, the weighted-average interest rate on outstanding borrowings under our Amended Credit Agreement was 2.90%.
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
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of December 31, 2017, bonds issued and outstanding under these arrangements totaled approximately $60.8 million.

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
Effective January 1, 2012, a defined contribution component was adopted applicable to BWXT Canada Ltd. (the "Canadian Plans"). Any employee with less than two years of continuous service as of December 31, 2011 was enrolled in the defined contribution component of the Canadian Plans either as of January 1, 2012 or upon the completion of six months of continuous service, whichever is later. These and future employees will not be eligible to enroll in the defined benefit component of the Canadian Plans. Additionally, during the third quarter of 2014, benefit accruals under certain hourly Canadian pension plans ceased effective January 1, 2015.
We do not provide retirement benefits to certain non-resident alien employees of foreign subsidiaries. Retirement benefits for salaried employees who accrue benefits in a defined benefit plan are based on final average compensation and years of service, while benefits for hourly paid employees are based on a flat benefit rate and years of service. Our funding policy is to fund the plans as recommended by the respective plan actuaries and in accordance with the Employee Retirement Income Security Act of 1974, as amended, or other applicable law. The Pension Protection Act of 2006 became effective in 2008. Funding provisions under the Pension Protection Act accelerate funding requirements to ensure full funding of benefits accrued. Assuming we continue as a government contractor, our contractual arrangements with the U.S. Government provide for the recovery of contributions to our pension and other postretirement benefit plans covering employees working primarily in our Nuclear Operations Group segment.
We make other benefits available, which include postretirement health care and life insurance benefits to certain salaried and union retirees based on their union contracts. Certain subsidiaries provide these benefits to unionized and salaried future retirees.

Obligations and Funded Status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2017	2016	2017	2016
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$1,571,586	$1,565,905	$62,994	$62,788
Service cost	8,031	7,358	567	575
Interest cost	54,353	54,860	2,182	2,201
Plan participants' contributions	68	75	585	606
Amendments	1,519	1,731	—	—
Acquisition	—	1,054	—	5,695
Settlements	(117,354)	(2,606)	—	—
Actuarial loss (gain)	102,807	28,108	5,099	(5,469)
Transfers	—	—	—	—
Foreign currency exchange rate changes	10,344	3,376	642	174
Benefits paid	(88,011)	(88,275)	(3,830)	(3,576)
Benefit obligation at end of period	$1,543,343	$1,571,586	$68,239	$62,994
Change in plan assets:
Fair value of plan assets at beginning of period	$1,217,859	$1,209,814	$42,713	$41,219
Actual return on plan assets	182,290	83,168	4,630	3,059
Plan participants' contributions	68	75	585	606
Company contributions	56,079	12,293	1,504	1,399
Settlements	(121,196)	(2,606)	—	—
Transfers	—	—	—	—
Foreign currency exchange rate changes	10,610	3,390	—	—
Benefits paid	(88,011)	(88,275)	(3,830)	(3,570)
Fair value of plan assets at the end of period	1,257,699	1,217,859	45,602	42,713
Funded status	$(285,644)	$(353,727)	$(22,637)	$(20,281)
Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$(3,303)	$(3,171)	$(1,269)	$(1,222)
Accumulated postretirement benefit obligation	—	—	(21,368)	(19,059)
Pension liability	(295,814)	(356,380)	—	—
Prepaid pension	13,473	5,824	—	—
Accrued benefit liability, net	$(285,644)	$(353,727)	$(22,637)	$(20,281)
Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost (credit)	$11,227	$11,782	$(1,874)	$(2,188)
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$1,393,141	$1,438,979	N/A	N/A
Accumulated benefit obligation	$1,392,662	$1,438,503	$68,239	$62,994
Fair value of plan assets	$1,094,023	$1,079,428	$45,602	$42,713
Plans with plan assets in excess of accumulated benefit obligation:
Projected benefit obligation	$150,202	$132,607	N/A	N/A
Accumulated benefit obligation	$150,202	$132,607	$—	$—
Fair value of plan assets	$163,676	$138,431	$—	$—

	Pension Benefits Year Ended December 31,			Other Benefits Year Ended December 31,
	2017	2016	2015	2017	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$8,031	$7,358	$23,562	$567	$575	$690
Interest cost	54,353	54,860	63,867	2,182	2,201	2,600
Expected return on plan assets	(83,617)	(82,690)	(90,137)	(2,383)	(2,306)	(2,348)
Amortization of prior service cost	2,074	1,932	1,797	(314)	(302)	(254)
Recognized net actuarial loss (gain)	8,322	27,531	60,863	2,741	(6,221)	(6,207)
Net periodic benefit cost (income)	$(10,837)	$8,991	$59,952	$2,793	$(6,053)	$(5,519)
Beginning in the first quarter of 2016, we changed the method we use to estimate the service and interest cost components of our net periodic benefit cost (income) for our pension and postretirement benefit plans. Previously, we estimated service and interest cost utilizing a single weighted-average discount rate derived from the yield curve data used to measure the benefit obligation. Our new method for estimating service and interest cost is a spot rate approach, which utilizes duration-specific spot rates from the yield curve that was used to measure the benefit obligation.
Our combined service and interest cost for our pension and postretirement plans decreased $25.7 million in the year ended December 31, 2016. The decrease is attributable to the change in the method used to estimate the service and interest cost components of net periodic benefit cost discussed above. While this change in method provides a more precise estimate of service and interest cost by improving the relationship of the discount rates utilized to measure our benefit obligation and the rates utilized to estimate service and interest cost, it will affect neither the measurement of our total pension and postretirement benefit obligations nor our total annual net periodic benefit cost as the change in our service and interest cost will be offset in our recognized net actuarial (gain) loss in the fourth quarter each year. Service cost also decreased due to the December 31, 2015 plan freeze of our major U.S. and Canadian defined benefit qualified pension plans.
Net periodic benefit cost related to our pension plans is calculated in accordance with GAAP. In addition, we calculate pension costs in accordance with U.S. cost accounting standards ("CAS") for purposes of cost recovery on our U.S. Government contracts to the extent applicable. See further discussion of CAS pension costs in our discussion of Critical Accounting Policies and Estimates included in Item 7 of this Annual Report on Form 10-K.
Recognized net actuarial losses (gains) consist primarily of our reported actuarial losses (gains), settlements, and the differences between the actual returns on plan assets and the expected returns on plan assets. In October 2017, the BWXT Retirement Plan completed the purchase of a group annuity contract that transferred pension benefit obligations totaling $113.6 million to an insurance company for approximately 2,300 retirees. As a result, we recognized pension settlement-related charges of $3.8 million during 2017. As indicated in Note 16, we have excluded the recognized net actuarial losses (gains) from our reportable segments and presented such amounts in Note 16 as the Mark to Market Adjustment line item in the reconciliation of reportable segment income to consolidated operating income. The effects of recognized net actuarial losses (gains) on the consolidated statements of income are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cost of operations	$6,787	$14,729	$51,588
Selling, general and administrative expenses	4,256	6,739	3,066
Other – net	20	(158)	2
Total	$11,063	$21,310	$54,656

Additional Information

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2017	2016	2017	2016
	(In thousands)
Increase (decrease) in accumulated other comprehensive income due to actuarial losses – before taxes	$(1,519)	$(1,731)	$—	$—
In the current fiscal year, we have recognized expense (income) in other comprehensive income as a component of net periodic benefit cost of approximately $2.1 million and $(0.3) million for our pension benefits and other benefits, respectively. In the next fiscal year, we expect to recognize expense (income) in other comprehensive income as a component of net periodic benefit cost of approximately $2.2 million and $(0.3) million for our pension benefits and other benefits, respectively.
Assumptions

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Weighted-average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	3.68%	4.18%	3.64%	4.12%

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate to determine service cost	3.84%	3.66%	4.00%	4.29%	3.96%	3.91%
Discount rate to determine interest cost	3.17%	3.17%	4.00%	3.71%	3.55%	3.91%
Expected return on plan assets	7.00%	7.03%	7.04%	5.71%	5.71%	5.72%
Rate of compensation increase	—	—	2.57%	—	—	—
The expected return on plan assets rate assumptions are based on the long-term expected returns for the investment mix of assets in the portfolio. In setting these rates, we use a building-block approach. Historical real return trends for the various asset classes in the plan's portfolio are combined with anticipated future market conditions to estimate the real rate of return for each class. These rates are then adjusted for anticipated future inflation to estimate nominal rates of return for each class. The expected rate of return on plan assets is then determined to be the weighted-average nominal return based on the weightings of the classes within the total asset portfolio. We are using an expected return on plan assets assumption of 7.2% for the majority of our existing pension plan assets (approximately 87% of our total pension assets at December 31, 2017).
Our existing other benefit plans are unfunded, with the exception of the NFS postretirement benefit plans. These plans provide health benefits to certain salaried and hourly employees, as well as retired employees, of NFS. All of the assets for these postretirement benefit plans are contributed into a Voluntary Employees' Beneficiary Association trust.

	2017	2016
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	7.50%	8.00%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2030	2024

Assumed health care cost trend rates have a significant effect on the amounts we report for our health care plan. A one-percentage-point change in our assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost	$332	$(296)
Effect on postretirement benefit obligation	$7,390	$(6,170)
Investment Goals
General
The overall investment strategy of the pension trusts is to achieve long-term growth of principal, while avoiding excessive risk and to minimize the probability of loss of principal over the long term. The specific investment goals that have been set for the pension trusts, in the aggregate, are (1) to ensure that plan liabilities are met when due and (2) to achieve an investment return on trust assets consistent with a reasonable level of risk.
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
The assets of the domestic pension plans are commingled for investment purposes and held by the trustee in the BWXT Master Trust (the "Master Trust"). For the years ended December 31, 2017 and 2016, the investment returns on domestic plan assets of the Master Trust (net of deductions for management fees) were approximately 17% and 9%, respectively.

The following is a summary of the asset allocations for the Master Trust at December 31, 2017 and 2016 by asset category:

	December 31,
	2017	2016
Asset Category:
Commingled and Mutual Funds	35%	31%
Fixed Income (excluding U.S. Government Securities)	33%	35%
U.S. Government Securities	20%	16%
Partnerships with Security Holdings	6%	7%
Real Estate	1%	1%
Equity Securities	—%	7%
Other	5%	3%
Total	100%	100%
The target allocation for 2018 for the domestic plans, by asset class, is as follows:

Asset Class:
Fixed Income	55%
Equities	45%
Foreign Plans
We sponsor various plans through certain of our Canadian subsidiaries.
The combined weighted-average asset allocations of these plans at December 31, 2017 and 2016 by asset category were as follows:

	December 31,
	2017	2016
Asset Category:
Equity Securities and Commingled Mutual Funds	56%	55%
Fixed Income	42%	43%
Other	2%	2%
Total	100%	100%
The target allocation for 2018 for the foreign plans, by asset class, is as follows:

Canadian Plans
Asset Class:
Fixed Income	45%
Global Equity	30%
U.S. Equity	25%

Fair Value
See Note 15 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total investments for our plans measured at fair value at December 31, 2017:

	12/31/2017	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Pension and Other Benefits:
Fixed Income	$445,080	$—	$375,070	$—	$70,010
Commingled and Mutual Funds	502,616	86,515	—	—	416,101
U.S. Government Securities	215,310	211,301	4,009	—	—
Partnerships with Security Holdings	79,708	—	—	—	79,708
Real Estate	1,400	—	—	—	1,400
Cash and Accrued Items	59,187	55,735	3,452	—	—
Total Assets	$1,303,301	$353,551	$382,531	$—	$567,219
The following is a summary of total investments for our plans measured at fair value at December 31, 2016:

	12/31/2016	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Pension and Other Benefits:
Fixed Income	$457,167	$—	$397,033	$—	$60,134
Equities	70,811	70,811	—	—	—
Commingled and Mutual Funds	433,945	19,500	—	—	414,445
U.S. Government Securities	178,572	174,492	4,080	—	—
Partnerships with Security Holdings	82,502	—	—	—	82,502
Real Estate	1,702	—	—	—	1,702
Cash and Accrued Items	35,873	32,520	3,353	—	—
Total Assets	$1,260,572	$297,323	$404,466	$—	$558,783
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
Cash Flows

	Domestic Plans		Foreign Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2018	$25,710	$392	$6,387	N/A
Expected benefit payments:
2018	$75,750	$2,795	$6,810	$411
2019	78,056	3,038	6,975	387
2020	80,007	3,213	7,125	393
2021	81,454	3,363	7,276	414
2022	82,740	3,514	7,530	409
2023-2027	421,326	17,906	39,160	2,328

Defined Contribution Plans
We also provide benefits under the BWXT Thrift Plan (the "Thrift Plan"). The Thrift Plan generally provides for matching employer contributions of 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, lay-off or approved disability. Starting May 15, 2015, these matching employer contributions are made in cash and invested at the employees' discretion. Previously, matching contributions were provided in the form of Company stock. We also provide service-based cash contributions under the Thrift Plan to employees not accruing benefits under our defined benefit plans. Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $26.7 million, $26.0 million and $17.5 million in the years ended December 31, 2017, 2016 and 2015, respectively.
Effective January 1, 2012, a defined contribution component was added to those Canadian Plans previously offering defined benefits to salaried employees. As of January 1, 2012, we made cash, service-based contributions under this arrangement. The amounts charged to expense for employer contributions were approximately $2.4 million, $1.1 million and $0.7 million in the years ended December 31, 2017, 2016 and 2015, respectively.
NOTE 8 – CAPITAL STOCK
In May 2013, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million; this authorization expired on December 10, 2015. In February 2014, our Board of Directors authorized an additional share repurchase of up to an aggregate market value of $250 million; this authorization expired on February 26, 2016. In October 2015, our Board of Directors authorized an additional share repurchase of up to an aggregate market value of $300 million; this authorization expires on February 26, 2018. On February 24, 2017, our Board of Directors authorized an additional share repurchase of up to an aggregate market value of $150 million during a three-year period from February 24, 2017 to February 24, 2020.
On September 15, 2016, we entered into a $200 million accelerated share repurchase agreement (the "ASR Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Pursuant to the terms of the ASR Agreement, on September 16, 2016, we paid Wells Fargo $200 million in cash and received 4,135,435 shares of BWXT common stock. On March 24, 2017, the final settlement of the ASR Agreement was completed, and we received an additional 846,568 shares of BWXT common stock. The total number of shares repurchased under the ASR Agreement was 4,982,003 shares at an average price of $40.14 per share based on the volume-weighted average stock price of BWXT common stock traded during the term of the ASR Agreement, less a customary discount.
We immediately reduced the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share as of the dates the initial and final repurchases of shares were physically delivered. The ASR Agreement was accounted for as a treasury stock transaction and forward stock purchase contract. The shares were recorded in treasury stock on our consolidated balance sheets. The forward stock purchase contract was indexed to BWXT's own stock and classified as an equity instrument.
In the year ended December 31, 2017, we received 846,568 shares under the final settlement of the ASR Agreement and made no other share repurchases. In the year ended December 31, 2016, we repurchased 7,025,203 shares of common stock for approximately $292.9 million, which includes only the initial shares received under the ASR Agreement. In the year ended December 31, 2015, we repurchased 2,429,016 shares of common stock for approximately $69.7 million. As of December 31, 2017, we had approximately $193.0 million available to us for share repurchase under the $300 million and $150 million authorizations described above.
NOTE 9 – STOCK-BASED COMPENSATION
2010 Long-Term Incentive Plan of BWX Technologies, Inc.
Members of the Board of Directors, executive officers, key employees and consultants are eligible to participate in the 2010 Long-Term Incentive Plan of BWX Technologies, Inc. (the "Plan"). The Compensation Committee of the Board of Directors selects the participants for the Plan. The Plan provides for a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units, performance shares and performance units, subject to satisfaction of specific performance goals. Shares subject to awards under the Plan that are cancelled, forfeited, terminated or expire unexercised, shall immediately become available for the granting of awards under this Plan. As part of the approval of the Plan, 10,000,000 shares of common stock were initially authorized for issuance through the Plan, with an additional 2,300,000 authorized for issuance in 2014. Options to purchase shares are granted at not less than 100% of the fair market value closing price on the date of grant, become exercisable at such time or times as determined when granted and expire not more than ten years after the date of grant.
At December 31, 2017, we had awarded 8,549,474 shares under the Plan and had a total of 3,750,526 shares of our common stock available for future awards. In the event of a change in control of our company, the terms of the awards under the Plan contain provisions that may cause restrictions to lapse and accelerate the vesting of plan awards.
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
Impact of the Spin-off on our Equity-Based Compensation Awards
In connection with the spin-off of BWE, in accordance with the provisions of the Plan, conversion adjustments were made to our outstanding non-qualified stock options, performance shares and restricted stock units. The conversion of these awards was designed to preserve the intrinsic value of the original award, which resulted in no incremental compensation expense. The awards continue to vest over the original vesting period, and to the extent that the adjusted awards had previously vested, the adjusted awards are also vested.
Each outstanding option or restricted stock unit award that was granted during 2015 to officers or employees who remained officers or employees of BWXT was replaced with an adjusted BWXT award. In addition, each outstanding option or restricted stock unit award that was granted during 2015 to a person who became an officer or employee of BWE immediately after the spin-off was replaced with a substitute BWE award.
Outstanding options or restricted stock units that were granted prior to 2015 were replaced with both an adjusted BWXT award and a substitute BWE award. Outstanding performance share awards granted prior to 2015 were converted into unvested restricted stock units of both BWXT and BWE.
Stock-based compensation expense for all of our plans recognized for the years ended December 31, 2017, 2016 and 2015 totaled $18.5 million, $16.8 million and $25.9 million, respectively, with associated tax benefit recognized for the years ended December 31, 2017, 2016 and 2015 totaling $3.7 million, $6.0 million and $9.0 million, respectively. Included in stock-based compensation expense for the years ended December 31, 2017 and 2016 is $2.5 million and $3.3 million, respectively, associated with executive reorganizations that resulted in the acceleration of previously granted equity awards. We recognized $13.2 million of stock-based compensation expense during the year ended December 31, 2015 as costs to spin-off our former Power Generation business. This expense related primarily to equity retention awards and expense acceleration associated with employee terminations.
As of December 31, 2017, unrecognized estimated compensation expense related to nonvested awards was $14.1 million, which is expected to be recognized over a weighted-average period of 1.7 years.

BWXT Stock Options
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:

Year Ended December 31,
2015
Risk-free interest rate	1.33%
Expected volatility	.29
Expected life of the option in years	4.04
Expected dividend yield	1.27%
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
The following table summarizes activity for our stock options for the year ended December 31, 2017 (share data in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	1,723	$23.56
Granted	—	N/A
Exercised	(921)	23.57
Cancelled/expired/forfeited	(20)	23.71
Outstanding at end of period	782	$23.54	4.3 Years	$28.9
Exercisable at end of period	608	$23.47	3.5 Years	$22.5
The aggregate intrinsic value included in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2017. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.
There were no stock options granted during 2017 and 2016. The weighted-average fair value of the stock options granted in the year ended December 31, 2015 was $6.59.
During the years ended December 31, 2017, 2016 and 2015, the total intrinsic value of stock options exercised was $22.6 million, $12.0 million and $3.3 million, respectively. The actual tax benefits realized related to the stock options exercised during the year ended December 31, 2017 was $6.2 million.

BWXT Performance Shares
Nonvested performance shares as of December 31, 2017 and changes during the year ended December 31, 2017 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	350	$32.88
Adjustment to assumed vesting percentage	68	32.96
Granted	151	48.51
Vested	—	N/A
Cancelled/forfeited	(8)	37.79
Nonvested at end of period	561	$38.06
For performance shares granted during 2017 and 2016, the actual number of shares in which each participant vests is dependent upon achievement of certain Return on Invested Capital and Diluted Earnings Per Share targets over a three-year performance period. The number of shares in which participants can vest ranges from zero to 200% of the initial performance shares granted, to be determined upon completion of the three-year performance period. The nonvested shares at the end of the period in the table above assumes weighted-average vesting of 158%.
BWXT Restricted Stock Units
Nonvested restricted stock units as of December 31, 2017 and changes during the year ended December 31, 2017 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	595	$26.07
Granted	127	48.49
Vested	(366)	25.62
Cancelled/forfeited	(20)	27.21
Nonvested at end of period	336	$35.17
The actual tax benefits realized related to the restricted stock units vested during the year ended December 31, 2017 were $3.6 million.
Cash-Settled Stock Appreciation Rights
The fair value of each stock appreciation right grant was calculated at the grant date using the Black-Scholes option pricing model and was remeasured at the end of the reporting period with the following weighted-average assumptions:

Year Ended December 31,
2015
Risk-free interest rate	1.33%
Expected volatility	0.15
Expected life of the option in years	0.20
Expected dividend yield	0.72%
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

The following table summarizes activity for our stock appreciation rights for the year ended December 31, 2017 (unit data in thousands):

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	99	$23.14
Granted	—	N/A
Exercised	(10)	23.84
Cancelled/expired/forfeited	(3)	23.62
Outstanding at end of period	86	$23.05	4.7 Years	$3.2
Exercisable at end of period	77	$22.98	4.5 Years	$2.9
The aggregate intrinsic value included in the table above represents the total pre-tax intrinsic value that would have been received by the stock appreciation rights holders had all holders exercised their rights on December 31, 2017. The intrinsic value is calculated as the total number of stock appreciation rights multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the stock appreciation rights. This amount changes based on the price of our common stock.
There were no cash-settled stock appreciation rights granted during 2017 and 2016. The weighted-average fair value as of December 31, 2017 for stock appreciation rights granted in the year ended December 31, 2015 was $37.40. The fair value is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.
Cash-Settled Performance Units
Nonvested cash-settled performance units as of December 31, 2017 and changes during the year ended December 31, 2017 were as follows (unit data in thousands):

	Number of Units	Weighted- Average Fair Value
Nonvested at beginning of period	9
Adjustment to assumed vesting percentage	2
Granted	3
Vested	—
Cancelled/forfeited	—
Nonvested at end of period	14	$60.49
For performance units granted during 2017 and 2016, the actual number of units in which each participant vests is dependent upon achievement of certain Return on Invested Capital and Diluted Earnings Per Share targets over a three-year performance period. The number of units in which participants can vest ranges from zero to 200% of the initial performance units granted, to be determined upon completion of the three-year performance period. The nonvested shares at the end of the period in the table above assumes weighted-average vesting of 165%.
The weighted-average fair value for these cash-settled awards is based on our closing stock price as of December 31, 2017. The fair value is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.

Cash-Settled Restricted Stock Units
Nonvested restricted stock units as of December 31, 2017 and changes during the year ended December 31, 2017 were as follows (unit data in thousands):

	Number of Units	Weighted- Average Fair Value
Nonvested at beginning of period	32
Granted	2
Vested	(21)
Cancelled/forfeited	(2)
Nonvested at end of period	11	$60.49
The weighted-average fair value for these cash-settled awards is based on our closing stock price as of December 31, 2017. The fair value is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.
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
Between May 2015 and March 2016, the presiding judge in the Apollo and Parks Litigation granted the BWXT Parties' motions to dismiss or motions for summary judgment in all 17 of the existing lawsuits. Accordingly, all current claims in the Apollo and Parks Litigation have been dismissed by the Trial Court. All plaintiffs filed notices of appeal, and the appeals were consolidated in the U.S. Court of Appeals for the Third Circuit (the "Court of Appeals"). On August 23, 2017, the Court of Appeals affirmed the rulings of the Trial Court, dismissing all claims against the BWXT Parties and other defendants in the cases. Plaintiffs filed a notice of petition for rehearing, which was denied by the Court of Appeals on September 21, 2017. The plaintiffs filed a writ of certiorari for review by the U.S. Supreme Court on December 20, 2017. On February 20, 2018, the U.S. Supreme Court denied plaintiffs' petition for writ of certiorari making the Court of Appeals decision affirming the dismissal of all 17 lawsuits final.
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

Other Litigation and Settlements
Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including, among other things:

•	performance- or warranty-related matters under our customer and supplier contracts and other business arrangements; and

•	workers' compensation, employment, premises liability and other claims.
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
The Department of Environmental Protection of the Commonwealth of Pennsylvania ("PADEP") advised us in March 1994 that it would seek monetary sanctions and remedial and monitoring relief related to the former production facility located in Parks Township, Pennsylvania (the "Parks Facility"). The relief sought was related to potential groundwater contamination resulting from previous operations at the facility. The Parks Facility was decommissioned in the 1990s, including facilities dismantlement and soil restoration. The NRC terminated the Parks Facility license in 2004 and released the facility for unrestricted use. What remains of the Parks Facility is currently owned by a subsidiary in our Nuclear Operations Group segment. Based on favorable results from groundwater sampling completed by our Nuclear Operations Group segment, we have sought approval by PADEP for release of the property, subject to limitations on future use, under Pennsylvania's voluntary cleanup program. In 2017, PADEP approved release of the Parks Facility under Pennsylvania's voluntary cleanup program. In connection with completion of this matter, BWXT has agreed with PADEP to restrict future use and activity restrictions for the property.
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
The NRC's decommissioning regulations require our Nuclear Operations Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its licensed facilities at the end of their service lives. We provided financial assurance totaling $56.2 million during the years ended December 31, 2017 and 2016 with surety bonds and letters of credit for the ultimate decommissioning of these licensed facilities. These two facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. These surety bonds and letters of credit are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC's decommissioning regulations require our Nuclear Power Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its two CNSC-licensed facilities at the end of their service lives. We provided financial assurance totaling $41.7 million and $39.5 million during the years ended December 31, 2017 and 2016, respectively, with letters of credit for the ultimate decommissioning of these licensed facilities.
Our compliance with U.S. federal, state and local environmental control and protection regulations resulted in pre-tax charges of approximately $14.1 million, $14.2 million and $14.1 million in the years ended December 31, 2017, 2016 and 2015, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $0.9 million, $1.3 million and $0.7 million in the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, we had total environmental accruals (including provisions for the facilities discussed above) of $93.3 million and $86.3 million, respectively. Of our total environmental accruals at December 31, 2017 and 2016, $13.5 million and $4.6 million, respectively, were included in current liabilities. Inherent in the estimates of those accruals and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.
Operating Leases
Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2017 were as follows (in thousands):

Year Ending December 31,	Amount
2018	$3,525
2019	$2,565
2020	$817
2021	$749
2022	$573
Thereafter	$—
Total rental expenses for the years ended December 31, 2017, 2016 and 2015 were $5.1 million, $4.6 million and $4.9 million, respectively.
NOTE 11 – RISKS AND UNCERTAINTIES
Percentage-of-Completion Accounting
As of December 31, 2017, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.
Insurance
Upon the February 22, 2006 effectiveness of the settlement relating to the Chapter 11 proceedings involving several of our subsidiaries, most of our subsidiaries contributed substantial insurance rights to the asbestos personal injury trust, including rights to (1) certain pre-1979 primary and excess insurance coverages and (2) certain of our 1979-1986 excess insurance coverage. These insurance rights provided coverage for, among other things, asbestos and other personal injury claims, subject to the terms and conditions of the policies. The contribution of these insurance rights was made in exchange for the agreement on the part of the representatives of the asbestos claimants, including the representative of future claimants, to the entry of a permanent injunction, pursuant to Section 524(g) of the U.S. Bankruptcy Code, to channel to the asbestos trust all asbestos-related claims against our subsidiaries and former subsidiaries arising out of, resulting from or attributable to their operations, and the implementation of related releases and indemnification provisions protecting those subsidiaries and their affiliates from future liability for such claims. Although we are not aware of any significant, unresolved claims against our subsidiaries and former subsidiaries that are not subject to the channeling injunction and that relate to the periods during which such excess insurance coverage related, with the contribution of these insurance rights to the asbestos personal injury trust, it is possible that we could have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust. In conjunction with the spin-off, claims and liabilities associated with these asbestos personal injury, property damage and indirect property damage claims have been expressly assumed by BWE pursuant to the master separation agreement between us and BWE.

NOTE 12 – FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK
The primary customer of our Nuclear Operations Group and Nuclear Services Group segments is the U.S. Government, including some of its contractors. Our Nuclear Power Group segment's major customers are large utilities. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In the years ended December 31, 2017, 2016 and 2015, U.S. Government contracts accounted for approximately 81%, 87% and 88% of our total consolidated revenues, respectively. Accounts receivable due directly or indirectly from the U.S. Government represented 65% and 82% of net receivables at December 31, 2017 and December 31, 2016, respectively. See Note 16 for additional information about our operations in different geographic areas.
We believe that our provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. At December 31, 2017 and 2016, the allowances for possible losses that we deducted from Accounts receivable – trade, net on our consolidated balance sheets were $0.1 million and $0.0 million, respectively.
NOTE 13 – INVESTMENTS
The following is a summary of our investments at December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale securities
U.S. Government and agency securities	$1,300	$—	$(1)	$1,299
Corporate bonds	3,114	55	—	3,169
Equities	908	1,851	—	2,759
Mutual funds	4,382	465	—	4,847
Asset-backed securities and collateralized mortgage obligations	204	—	(43)	161
Total	$9,908	$2,371	$(44)	$12,235
The following is a summary of our investments at December 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Trading securities
Corporate bonds	$2,708	$—	$(406)	$2,302
Equities	39	—	(1)	38
Available-for-sale securities
U.S. Government and agency securities	8,405	—	(1)	8,404
Corporate bonds	3,313	—	(1)	3,312
Equities	948	3,634	—	4,582
Mutual funds	4,156	27	—	4,183
Asset-backed securities and collateralized mortgage obligations	258	—	(49)	209
Commercial paper	500	—	—	500
Total	$20,327	$3,661	$(458)	$23,530

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
	(In thousands)
Year Ended December 31, 2017	$148	$108	$—
Year Ended December 31, 2016	$9,261	$337	$—
Year Ended December 31, 2015	$6,456	$343	$—
NOTE 14 – DERIVATIVE FINANCIAL INSTRUMENTS
We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At December 31, 2017, we had deferred approximately $0.4 million of net gains on these derivative financial instruments in Accumulated other comprehensive income. Assuming market conditions continue, we expect to recognize substantially all of this amount in the next twelve months.
At December 31, 2017, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $36.6 million at December 31, 2017, with maturities extending to December 2021. These instruments consist primarily of contracts to purchase or sell Canadian Dollars. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.
The following tables summarize our derivative financial instruments at December 31, 2017 and 2016:

	Asset and Liability Derivatives December 31,
	2017	2016
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable – other	$250	$70
Other Assets	$348	$—
Accounts payable	$177	$462
Other Liabilities	$93	$—
The effects of derivatives on our financial statements are outlined below:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain (loss) recognized in other comprehensive income	$1,021	$807	$(6,550)
Gain (loss) reclassified from accumulated other comprehensive income into earnings: effective portion
Location
Revenues	$169	$(30)	$455
Cost of operations	$(84)	$366	$(6,259)

NOTE 15 – FAIR VALUE MEASUREMENTS
FASB Topic Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. This topic also sets forth the disclosure requirements regarding fair value and establishes a hierarchy for valuation inputs that emphasizes the use of observable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy established by this topic is as follows:

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

•
Level 3 – inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar valuation techniques.

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
Fair Value Measurements
The following is a summary of our investments measured at fair value at December 31, 2017:

	12/31/2017	Level 1	Level 2	Level 3
	(In thousands)
Available-for-sale securities
U.S. Government and agency securities	$1,299	$1,299	$—	$—
Corporate bonds	3,169	1,534	1,635	—
Equities	2,759	—	2,759	—
Mutual funds	4,847	—	4,847	—
Asset-backed securities and collateralized mortgage obligations	161	—	161	—
Total	$12,235	$2,833	$9,402	$—

The following is a summary of our investments measured at fair value at December 31, 2016:

	12/31/2016	Level 1	Level 2	Level 3
	(In thousands)
Trading securities
Corporate bonds	$2,302	$2,302	$—	$—
Equities	38	38	—	—
Available-for-sale securities
U.S. Government and agency securities	8,404	8,404	—	—
Corporate bonds	3,312	—	3,312	—
Equities	4,582	—	4,582	—
Mutual funds	4,183	—	4,183	—
Asset-backed securities and collateralized mortgage obligations	209	—	209	—
Commercial paper	500	—	500	—
Total	$23,530	$10,744	$12,786	$—
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At December 31, 2017 and 2016, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian Dollars, with a total fair value of $0.3 million and $(0.4) million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at December 31, 2017 and December 31, 2016.
NOTE 16 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. In connection with our segment reporting change, we have revised historical amounts to conform to current segment presentation.
The operations of our segments are managed separately, and each segment has unique technology, services and customer classes. We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses, the mPower Framework Agreement, income related to litigation proceeds, gains (losses) on sales of corporate assets, special charges for restructuring activities, mark to market charges related to our pension and postretirement benefit plans and the costs incurred to spin-off our former Power Generation business.

1. Information about Operations in our Different Industry Segments:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
REVENUES (1):
Nuclear Operations Group	$1,271,861	$1,269,272	$1,179,896
Nuclear Services Group	137,249	128,021	121,247
Nuclear Power Group	285,831	161,572	121,061
Adjustments and Eliminations	(7,203)	(8,292)	(6,675)
	$1,687,738	$1,550,573	$1,415,529

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Nuclear Operations Group Transfers	$(1,322)	$(208)	$(3,087)
Nuclear Services Group Transfers	(5,635)	(7,016)	(2,101)
Nuclear Power Group Transfers	(246)	(1,068)	(1,487)
	$(7,203)	$(8,292)	$(6,675)

OPERATING INCOME:
Nuclear Operations Group	$289,852	$268,503	$257,400
Nuclear Services Group	23,118	12,171	7,955
Nuclear Power Group	39,978	42,808	11,803
Other	(10,688)	(6,398)	(13,949)
	$342,260	$317,084	$263,209
Unallocated Corporate (1)	(22,332)	(26,353)	(25,747)
mPower Framework Agreement	—	(30,000)	—
Income Related to Litigation Proceeds	—	—	65,728
Special Charges for Restructuring Activities	—	—	(16,608)
Cost to spin-off Power Generation business	—	—	(25,987)
Mark to Market Adjustment	(11,043)	(21,468)	(54,654)
Total Operating Income (2)	$308,885	$239,263	$205,941
Other Income (Expense):
Interest income	1,405	651	30,331
Interest expense	(14,879)	(8,393)	(10,181)
Other – net	369	25,747	(5,026)
Total Other Income (Expense)	(13,105)	18,005	15,124
Income before Provision for Income Taxes	$295,780	$257,268	$221,065

(1)	Unallocated corporate includes general corporate overhead not allocated to segments

(2)	Included in operating income is the following:

Losses (Gains) on Asset Disposals and Impairments, Net:
Nuclear Operations Group	$(65)	$—	$—
Nuclear Services Group	—	—	—
Nuclear Power Group	(129)	(43)	4
Unallocated Corporate	—	—	378
	$(194)	$(43)	$382
Equity in Income of Investees:
Nuclear Operations Group	$—	$—	$—
Nuclear Services Group	13,612	15,099	13,396
Nuclear Power Group	—	—	—
Other	—	970	—
	$13,612	$16,069	$13,396

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
CAPITAL EXPENDITURES:
Nuclear Operations Group	$86,323	$43,546	$35,658
Nuclear Services Group	1,514	528	3,853
Nuclear Power Group	3,856	3,102	2,629
Other	628	—	—
Segment Capital Expenditures	92,321	47,176	42,140
Corporate Capital Expenditures	4,559	5,458	14,701
Total Capital Expenditures	$96,880	$52,634	$56,841
DEPRECIATION AND AMORTIZATION:
Nuclear Operations Group	$31,289	$34,364	$38,836
Nuclear Services Group	3,702	3,754	3,485
Nuclear Power Group	13,751	3,459	3,081
Other	—	—	550
Segment Depreciation and Amortization	48,742	41,577	45,952
Corporate Depreciation and Amortization	7,815	8,977	11,211
Total Depreciation and Amortization	$56,557	$50,554	$57,163

	December 31,
	2017	2016	2015
	(In thousands)
SEGMENT ASSETS:
Nuclear Operations Group	$947,055	$854,310	$777,885
Nuclear Services Group	161,948	169,850	163,810
Nuclear Power Group	313,959	315,687	127,549
Other	2,511	3,156	2,430
Total Segment Assets	1,425,473	1,343,003	1,071,674
Corporate Assets	286,866	236,812	303,724
Total Assets	$1,712,339	$1,579,815	$1,375,398
INVESTMENT IN UNCONSOLIDATED AFFILIATES:
Nuclear Operations Group	$—	$—	$—
Nuclear Services Group	43,266	41,491	32,088
Nuclear Power Group	—	—	—
Other	—	1,363	—
Total Investment in Unconsolidated Affiliates	$43,266	$42,854	$32,088

2. Information about our Product and Service Lines:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
REVENUES:
Nuclear Operations Group:
Nuclear Component Program	$1,262,792	$1,259,336	$1,179,662
Commercial Operations	8,932	9,813	51
Eliminations/Other	137	123	183
	1,271,861	1,269,272	1,179,896
Nuclear Services Group:
Nuclear Environmental Services	101,056	86,425	75,218
Management & Operation Contracts of U.S. Government Facilities	9,746	10,794	8,589
Nuclear Services and Advanced Reactor Design and Engineering	26,447	30,814	37,474
Eliminations/Other	—	(12)	(34)
	137,249	128,021	121,247
Nuclear Power Group:
Nuclear Services and Engineering	126,900	96,529	76,557
Nuclear Components	158,931	65,043	44,504
Eliminations/Other	—	—	—
	285,831	161,572	121,061
Other:	—	—	—
Eliminations	(7,203)	(8,292)	(6,675)
	$1,687,738	$1,550,573	$1,415,529
3. Information about our Consolidated Operations in Different Geographic Areas:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
REVENUES (1):
U.S.	$1,408,817	$1,397,505	$1,306,811
Canada	245,073	124,964	88,380
China	26,228	13,033	10,657
Romania	2,781	10,743	6,106
All Other Countries	4,839	4,328	3,575
	$1,687,738	$1,550,573	$1,415,529

(1)	We allocate geographic revenues based on the location of the customers' operations.

	December 31,
	2017	2016	2015
	(In thousands)
NET PROPERTY, PLANT AND EQUIPMENT:
U.S.	$308,561	$256,672	$250,867
Canada	40,068	43,014	17,977
	$348,629	$299,686	$268,844
4. Information about our Major Customers:
In the years ended December 31, 2017, 2016 and 2015, U.S. Government contracts accounted for approximately 81%, 87% and 88% of our total consolidated revenues, respectively. Substantially all of these revenues are included in our Nuclear Operations Group and Nuclear Services Group segments.

NOTE 17 – QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017 Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands, except per share amounts)
Revenues	$428,229	$410,011	$419,360	$430,138
Operating income (1)	$83,205	$92,347	$73,681	$59,652
Equity in income of investees	$3,875	$3,327	$3,630	$2,780
Net income attributable to BWX Technologies, Inc.	$55,719	$61,263	$46,553	$(15,691)
Earnings per common share:
Basic:
Net income attributable to BWX Technologies, Inc.	$0.56	$0.62	$0.47	$(0.16)
Diluted:
Net income attributable to BWX Technologies, Inc.	$0.55	$0.61	$0.46	$(0.16)

(1)	Includes equity in income of investees.

	Year Ended December 31, 2016 Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(In thousands, except per share amounts)
Revenues	$364,826	$402,382	$379,505	$403,860
Operating income (1)	$42,609	$88,458	$62,373	$45,823
Equity in income of investees	$3,533	$4,708	$5,008	$2,820
Net income attributable to BWX Technologies, Inc.	$49,631	$58,372	$41,062	$33,992
Earnings per common share:
Basic:
Net income attributable to BWX Technologies, Inc.	$0.48	$0.56	$0.40	$0.34
Diluted:
Net income attributable to BWX Technologies, Inc.	$0.47	$0.56	$0.39	$0.34

(1)	Includes equity in income of investees.
In the quarter ended June 30, 2017, we settled a contract dispute related to task order work that ended in 2013, which resulted in the recovery of $7.9 million of revenue. In the quarter ended December 31, 2017, we recognized $53.0 million of expense in our provision for income taxes related to significant changes to existing U.S. tax laws.
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
We immediately recognize actuarial gains (losses) for our pension and postretirement benefit plans into earnings in the fourth quarter of each year as a component of net periodic benefit cost. Recorded in the quarters ended December 31, 2017 and 2016, the effects of these adjustments on pre-tax income were $(11.1) million and $(21.3) million, respectively.

NOTE 18 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except shares and per share amounts)
Basic:
Income from continuing operations	$147,844	$183,057	$140,774
Income (loss) from discontinued operations	—	—	(9,309)
Net income attributable to BWX Technologies, Inc.	$147,844	$183,057	$131,465
Weighted-average common shares	99,334,472	102,471,788	106,703,145
Basic earnings per common share:
Income from continuing operations	$1.49	$1.79	$1.32
Income (loss) from discontinued operations	—	—	(0.09)
Net income attributable to BWX Technologies, Inc.	$1.49	$1.79	$1.23
Diluted:
Income from continuing operations	$147,844	$183,057	$140,774
Income (loss) from discontinued operations	—	—	(9,309)
Net income attributable to BWX Technologies, Inc.	$147,844	$183,057	$131,465
Weighted-average common shares (basic)	99,334,472	102,471,788	106,703,145
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	1,034,718	1,368,950	879,877
Adjusted weighted-average common shares	100,369,190	103,840,738	107,583,022
Diluted earnings per common share:
Income from continuing operations	$1.47	$1.76	$1.31
Income (loss) from discontinued operations	—	—	(0.09)
Net income attributable to BWX Technologies, Inc.	$1.47	$1.76	$1.22

(1)	At December 31, 2017, 2016 and 2015, we excluded 41,854, 0 and 20,148 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. It should be noted that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2017. Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2017, and their report is included in Item 9A.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of BWX Technologies, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BWX Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated February 27, 2018 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/S/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 27, 2018

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors," "Named Executive Profiles," and "Executive Officer Profiles" in the Proxy Statement for our 2018 Annual Meeting of Stockholders. The information required by this item with respect to compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading "Section 16(a) Beneficial Ownership Compliance" in the Proxy Statement for our 2018 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit and Finance Committee financial experts is incorporated by reference to the material appearing in "Director Independence" and "Audit and Finance Committee" under the heading "Corporate Governance – Board of Directors and Its Committees" in the Proxy Statement for our 2018 Annual Meeting of Stockholders.
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
The information required by this item is incorporated by reference to the material appearing under the headings "Compensation Discussion and Analysis," "Compensation of Directors," "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation" section under the heading "Corporate Governance – Board of Directors and Its Committees," and "Compensation Committee Report" in the Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the material appearing under the headings "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the headings "Corporate Governance – Director Independence" and "Certain Relationships and Related Transactions" in the Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the material appearing under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2018" in the Proxy Statement for our 2018 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report or incorporated by reference:

1.	CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements for the Years Ended December 31, 2017, 2016 and 2015

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

3.3
Amended and Restated Bylaws of the Company effective September 9, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated September 11, 2013 (File No. 1-34658)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

4.1
Second Amended and Restated Credit Agreement, dated as of June 24, 2014, entered into by and among the Company, certain lenders and letter of credit issuers executing the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 24, 2014 (File No. 1-34658)).

4.2
Second Amended and Restated Pledge and Security Agreement, dated as of June 24, 2014, entered into by and among the Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 24, 2014 (File No. 1-34658)).

4.3
Credit Agreement, dated as of May 11, 2015, among the Company, as the borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 15, 2015 (File No. 1-34658)).

Exhibit Number	Description

4.4
Amendment No. 1 to Credit Agreement, dated September 2, 2016, among the Company, as the borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 2, 2016 (File No. 1-346658)).

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

10.3
Cooperative Agreement, dated as of April 12, 2013, between Babcock & Wilcox mPower, Inc. and the United States Department of Energy (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 15, 2013 (File No. 1-34658)).

10.4*
BWX Technologies, Inc. Executive Incentive Compensation Plan as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.5*
Supplemental Executive Retirement Plan of BWX Technologies, Inc. as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.6*
BWX Technologies, Inc. Defined Contribution Restoration Plan as amended and restated effective July 1, 2015 (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.7*
Form of Change In Control Agreement between the Company and selected officers (other than Mr. Geveden) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2015 (File No. 1-34658)).

10.8*
Form of Amendment to Change in Control Agreement, dated July 1, 2016, between the Company and certain officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-34658)).

10.9*
Form of Change In Control Agreement between the Company and Mr. Geveden dated October 26, 2015 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-34658)).

10.10*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-34658)).

10.11*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-34658)).

10.12*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-34658)).

10.13*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-34658)).

10.14*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-34658)).

10.15*
Form of 2017 Performance Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2016 (File No. 1-34658)).

10.16*
Form of 2017 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2016 (File No. 1-34658)).

Exhibit Number	Description

10.17*
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

10.19*
Form of Agreement to Convert Units Payable in BWE Shares into Units Payable in BWXT Shares (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-34658)).

10.20*
2015 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2014 (File No. 1-34658)).

10.21*
Form of 2015 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-34658)).

10.22*
Form of 2015 Restricted Stock Unit Grant Agreement (ratable vesting) for Employees (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-34658)).

10.23*
Form of 2015 Restricted Stock Unit Grant Agreement (cliff vesting) for Employees (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-34658)).

10.24*
2014 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.25*
Form of 2014 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.26*
Form of 2014 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.27*
Form of 2014 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-34658)).

10.28*
2013 Notice of Grant under Amended and Restated 2010 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.29*
Form of 2013 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.30*
Form of 2013 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.31*
Form of 2013 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-34658)).

10.32*
Form of 2012 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34658)).

10.33*
Form of 2011 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

Exhibit Number	Description

10.34*
Form of 2010 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.35*
Form of 2010 Stock Option Grant Agreement for Employees converted on the spin-off from awards of stock options to purchase shares of McDermott International, Inc. common stock (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-34658)).

10.36*
BWX Technologies, Inc. Executive Severance Plan amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.37
Cooperation Agreement among the Company and Starboard Value LP, and certain of its affiliates, dated March 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 12, 2014 (File No. 1-34658)).

10.38*
Amended and Restated 2010 Long-Term Incentive Plan of the Company, dated as of February 25, 2014 (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dated March 28, 2014 (File No. 1-34658)).

10.39*
2010 Long-Term Incentive Plan of the Company as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.40*
Restructuring Transaction Severance Agreement between the Company and John A. Fees, dated November 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.41*
Restructuring Transaction Retention Agreement between the Company and E. James Ferland, dated November 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.42*
Employment Agreement among the Company, Babcock & Wilcox Power Generation Group, Inc. and E. James Ferland, dated November 5, 2014 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.43*
Form of Restructuring Transaction Retention Agreement between the Company and certain of our executive officers, dated November 5, 2014 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.44*
Form of Restructuring Transaction Severance Agreement between the Company and certain of our executive officers, dated November 5, 2014 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.45*
Restructuring Transaction Severance Agreement between the Company and J. Randall Data, dated November 5, 2014 (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-34658)).

10.46*
Employee Matters Agreement, dated as of June 8, 2015, by and between the Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

10.47
Transition Services Agreement, dated as of June 8, 2015, between the Company, as service provider, and Babcock &Wilcox Enterprises, Inc., as service receiver (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.48
Transition Services Agreement, dated as of June 8, 2015, between Babcock & Wilcox Enterprises, Inc., as service provider, and the Company, as service receiver (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.49
Assumption and Loss Allocation Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Babcock & Wilcox Enterprises, Inc. and the Company (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

Exhibit Number	Description

10.50
Reinsurance Novation and Assumption Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company and Dampkraft Insurance Company (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.51
Novation and Assumption Agreement, dated as of June 19, 2015, by and among the Company, Babcock & Wilcox Enterprises, Inc., Dampkraft Insurance Company and Creole Insurance Company (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.52*
Form of Director and Officer Indemnification Agreement entered into between the Company and each of its directors and selected officers effective July 1, 2015 (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.53
Limited Liability Company Agreement of Generation mPower LLC dated as of February 28, 2011 by and among Generation mPower LLC, Babcock & Wilcox Modular Reactors, LLC and BDC Nexgen Power LLC (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.54
Accelerated share repurchase confirmation, dated September 15, 2016, between the Company and Wells Fargo, National Association (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-34658).

10.55*
Transition and Separation Agreement, dated November 30, 2016, between Peyton S. Baker and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 29, 2016 (File No. 1-34658)).

10.56*
Transition Agreement, dated December 14, 2017, between John A. Fees and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 15, 2017 (File No. 1-34658)).

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BWX TECHNOLOGIES, INC.

/s/ Rex D. Geveden
February 27, 2018	By:	Rex D. Geveden
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
February 27, 2018