Form 10-Q
period 2018-03-31
BWX Technologies, Inc.
filed 2018-05-04
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 __________________________________________________
FORM 10-Q
 __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at May 2, 2018 was 99,679,664.

BWX TECHNOLOGIES, INC.
INDEX - FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2018	December 31, 2017
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$143,335	$203,404
Restricted cash and cash equivalents	5,362	7,105
Investments	1,034	2,934
Accounts receivable – trade, net	174,150	189,217
Accounts receivable – other	8,058	19,365
Contracts in progress	337,375	420,628
Other current assets	33,536	30,437
Total Current Assets	702,850	873,090
Property, Plant and Equipment	1,023,856	1,013,141
Less accumulated depreciation	673,954	664,512
Net Property, Plant and Equipment	349,902	348,629
Investments	8,909	9,301
Goodwill	216,999	218,331
Deferred Income Taxes	84,727	86,740
Investments in Unconsolidated Affiliates	47,043	43,266
Intangible Assets	106,718	110,405
Other Assets	22,391	22,577
TOTAL	$1,539,539	$1,712,339
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2018	December 31, 2017
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$27,693	$27,870
Accounts payable	99,224	93,421
Accrued employee benefits	57,637	82,477
Accrued liabilities – other	51,662	64,738
Advance billings on contracts	77,140	246,192
Accrued warranty expense	13,699	13,428
Total Current Liabilities	327,055	528,126
Long-Term Debt	471,367	481,059
Accumulated Postretirement Benefit Obligation	20,959	21,368
Environmental Liabilities	80,682	79,786
Pension Liability	274,801	296,444
Other Liabilities	19,425	19,799
Commitments and Contingencies (Note 4)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 125,722,034 and 125,381,591 shares at March 31, 2018 and December 31, 2017, respectively	1,257	1,254
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	107,108	98,843
Retained earnings	1,053,090	990,652
Treasury stock at cost, 26,056,339 and 25,964,088 shares at March 31, 2018 and December 31, 2017, respectively	(820,749)	(814,809)
Accumulated other comprehensive income	4,435	9,454
Stockholders' Equity – BWX Technologies, Inc.	345,141	285,394
Noncontrolling interest	109	363
Total Stockholders' Equity	345,250	285,757
TOTAL	$1,539,539	$1,712,339
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2018	2017
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$457,463	$428,229
Costs and Expenses:
Cost of operations	327,364	303,216
Research and development costs	3,607	1,519
Gains on asset disposals and impairments, net	(8)	—
Selling, general and administrative expenses	53,762	51,097
Total Costs and Expenses	384,725	355,832
Equity in Income of Investees	7,150	3,875
Operating Income	79,888	76,272
Other Income (Expense):
Interest income	778	137
Interest expense	(3,560)	(3,517)
Other – net	7,910	7,486
Total Other Income (Expense)	5,128	4,106
Income before Provision for Income Taxes	85,016	80,378
Provision for Income Taxes	18,603	24,592
Net Income	$66,413	$55,786
Net (Income) Loss Attributable to Noncontrolling Interest	28	(67)
Net Income Attributable to BWX Technologies, Inc.	$66,441	$55,719
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.67	$0.56
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.66	$0.55
Shares used in the computation of earnings per share (Note 9):
Basic	99,526,187	99,444,910
Diluted	100,512,287	100,690,968
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2018	2017
	(Unaudited) (In thousands)
Net Income	$66,413	$55,786
Other Comprehensive Income (Loss):
Currency translation adjustments	(3,124)	791
Derivative financial instruments:
Unrealized gains arising during the period, net of tax provision of $(59) and $(97), respectively	173	279
Reclassification adjustment for gains included in net income, net of tax provision of $30 and $13, respectively	(79)	(37)
Amortization of benefit plan costs, net of tax benefit of $(183) and $(156), respectively	322	290
Investments:
Unrealized losses arising during the period, net of tax benefit (provision) of $0 and $(70), respectively	(66)	(94)
Reclassification adjustment for gains included in net income, net of tax provision of $0 and $8, respectively	—	(14)
Other Comprehensive Income (Loss)	(2,774)	1,215
Total Comprehensive Income	63,639	57,001
Comprehensive (Income) Loss Attributable to Noncontrolling Interest	28	(67)
Comprehensive Income Attributable to BWX Technologies, Inc.	$63,667	$56,934
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2017	125,381,591	$1,254	$98,843	$990,652	$9,454	$(814,809)	$285,394	$363	$285,757
Recently adopted accounting standards	—	—	—	12,171	(2,245)	—	9,926	—	9,926
Net income	—	—	—	66,441	—	—	66,441	(28)	66,413
Dividends declared ($0.16 per share)	—	—	—	(16,174)	—	—	(16,174)	—	(16,174)
Currency translation adjustments	—	—	—	—	(3,124)	—	(3,124)	—	(3,124)
Derivative financial instruments	—	—	—	—	94	—	94	—	94
Defined benefit obligations	—	—	—	—	322	—	322	—	322
Available-for-sale investments	—	—	—	—	(66)	—	(66)	—	(66)
Exercise of stock options	159,126	1	3,806	—	—	—	3,807	—	3,807
Shares placed in treasury	—	—	—	—	—	(5,940)	(5,940)	—	(5,940)
Stock-based compensation charges	181,317	2	4,459	—	—	—	4,461	—	4,461
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(226)	(226)
Balance March 31, 2018 (unaudited)	125,722,034	$1,257	$107,108	$1,053,090	$4,435	$(820,749)	$345,141	$109	$345,250

Balance December 31, 2016	124,149,609	$1,241	$22,018	$885,117	$3,811	$(762,169)	$150,018	$392	$150,410
Net income	—	—	—	55,719	—	—	55,719	67	55,786
Dividends declared ($0.09 per share)	—	—	—	(9,058)	—	—	(9,058)	—	(9,058)
Currency translation adjustments	—	—	—	—	791	—	791	—	791
Derivative financial instruments	—	—	—	—	242	—	242	—	242
Defined benefit obligations	—	—	—	—	290	—	290	—	290
Available-for-sale investments	—	—	—	—	(108)	—	(108)	—	(108)
Exercise of stock options	412,991	4	9,789	—	—	—	9,793	—	9,793
Shares placed in treasury	—	—	39,907	—	—	(45,100)	(5,193)	—	(5,193)
Stock-based compensation charges	272,141	3	3,409	—	—	—	3,412	—	3,412
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(146)	(146)
Balance March 31, 2017 (unaudited)	124,834,741	$1,248	$75,123	$931,778	$5,026	$(807,269)	$205,906	$313	$206,219
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$66,413	$55,786
Non-cash items included in net income from continuing operations:
Depreciation and amortization	14,061	13,976
Income of investees, net of dividends	(2,299)	1,779
Gains on asset disposals and impairments, net	(8)	—
Recognition of losses for pension and postretirement plans	505	446
Stock-based compensation expense	4,461	3,412
Changes in assets and liabilities:
Accounts receivable	16,943	(41,153)
Accounts payable	10,528	(14,003)
Contracts in progress and advance billings on contracts	(74,153)	(4,890)
Income taxes	(5,502)	(2,607)
Accrued and other current liabilities	364	(29,810)
Pension liability, accrued postretirement benefit obligation and employee benefits	(48,929)	(38,891)
Other, net	(989)	1,279
NET CASH USED IN OPERATING ACTIVITIES	(18,605)	(54,676)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,634)	(13,713)
Purchases of securities	(1,033)	(3,503)
Sales and maturities of securities	2,948	3,317
Investments, net of return of capital, in equity method investees	—	(1,701)
Proceeds from asset disposals	8	—
Other, net	—	691
NET CASH USED IN INVESTING ACTIVITIES	(15,711)	(14,909)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the Credit Agreement	—	73,600
Repayments under Credit Agreement	(6,951)	(30,476)
Dividends paid to common shareholders	(15,947)	(8,985)
Exercise of stock options	2,525	9,665
Cash paid for shares withheld to satisfy employee taxes	(4,657)	(4,973)
Other	(226)	(146)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(25,256)	38,685
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(2,236)	1,013
TOTAL DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(61,808)	(29,887)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	213,144	134,600
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$151,336	$104,713
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,463	$3,330
Income taxes (net of refunds)	$24,370	$27,082
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$4,735	$3,016
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the condensed consolidated financial statements of BWX Technologies, Inc. ("BWXT" or the "Company") in U.S. dollars in accordance with the interim reporting requirements of Form 10-Q, Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States ("GAAP"). Certain financial information and disclosures normally included in our financial statements prepared annually in accordance with GAAP have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2017 (our "2017 10-K"). We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation.
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at March 31, 2018 and for the three months ended March 31, 2018 related to recently adopted accounting standards. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
Unless the context otherwise indicates, "we," "us" and "our" mean BWXT and its consolidated subsidiaries.
Reportable Segments
We operate in three reportable segments: Nuclear Operations Group, Nuclear Services Group and Nuclear Power Group. Our reportable segments are further described as follows:

•
Our Nuclear Operations Group segment manufactures naval nuclear reactors for the Naval Nuclear Propulsion Program for use in U.S. Navy submarines and aircraft carriers. Through this segment, we own and operate manufacturing facilities located in Lynchburg, Virginia; Barberton, Ohio; Mount Vernon, Indiana; Euclid, Ohio; and Erwin, Tennessee. The Lynchburg operations fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. The Barberton and Mount Vernon locations specialize in the design and manufacture of heavy components inclusive of development and fabrication activities for submarine missile launch tubes. The Euclid facility fabricates electro-mechanical equipment and performs design, manufacturing, inspection, assembly and testing activities. Fuel for the naval nuclear reactors is provided by Nuclear Fuel Services, Inc. ("NFS"), one of our wholly owned subsidiaries. Located in Erwin, NFS also downblends Cold War-era government stockpiles of high-enriched uranium into material suitable for further processing into commercial nuclear reactor fuel.

•
Our Nuclear Services Group segment provides various services to the U.S. Government and the commercial nuclear industry. Services provided to the U.S. Government include nuclear materials management and operation, environmental management and administrative and operating services for various U.S. Government-owned facilities. These services are provided to the U.S. Department of Energy ("DOE"), including the National Nuclear Security Administration ("NNSA"), the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management, and NASA. Through this segment we deliver services and management solutions to nuclear and high-consequence operations. A significant portion of this segment's operations are conducted through joint ventures.

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
See Note 8 for financial information about our segments.
Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and the related footnotes included in our 2017 10-K.
Acquisition of Sotera Health LLC's Nordion Medical Isotope Business
On April 17, 2018, we signed a definitive agreement to acquire Sotera Health LLC's Nordion medical isotope business. Nordion's medical radioisotopes business is a leading global manufacturer and supplier of critical medical isotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses. Its customers include radiopharmaceutical companies, hospitals and radiopharmacies. Its primary operations are located in Kanata, Ontario and Vancouver, British Columbia. This acquisition will allow us to accelerate our entry into the medical radioisotope market by adding licensed infrastructure, approximately 150 highly trained and experienced personnel and two production centers. Subject to required Canadian and U.S. regulatory reviews and approvals, this transaction is expected to close by the end of 2018.
Deconsolidation of Generation mPower LLC
On March 2, 2016, we entered into a framework agreement with Bechtel Power Corporation ("Bechtel"), BWXT Modular Reactors, LLC and BDC NexGen Power, LLC for the potential restructuring and restart of our mPower small modular reactor program (the "Framework Agreement"). As a result of entering into the Framework Agreement, we deconsolidated Generation mPower LLC ("GmP") from our financial statements as of the date of the Framework Agreement and recognized a $30.0 million loss contingency, which was ultimately paid to Bechtel in the first quarter of 2017 following the receipt of Bechtel's notice that the mPower program would not be restarted.
Contracts and Revenue Recognition
We generally recognize contract revenues and related costs over time for individual performance obligations based on a cost-to-cost method in accordance with Financial Accounting Standards Board ("FASB") Topic Revenue from Contracts with Customers. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress toward completion as a percentage of the total project (percentage-of-completion basis). Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for uninstalled materials, if such costs do not depict our performance in transferring control of goods or services to the customer. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. Certain of our contracts recognize revenue at a point in time, and revenue on these contracts is recognized when control transfers to the customer. The majority of our revenue that is recognized at a point in time is related to parts in our Nuclear Power Group segment. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

Accumulated Other Comprehensive Income
The components of Accumulated other comprehensive income included in Stockholders' Equity are as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Currency translation adjustments	$10,024	$13,148
Net unrealized gain on derivative financial instruments	447	353
Unrecognized prior service cost on benefit obligations	(5,915)	(6,237)
Net unrealized gain (loss) on available-for-sale investments	(121)	2,190
Accumulated other comprehensive income	$4,435	$9,454
As a result of the adoption of the FASB update to the Topic Financial Instruments, we reclassified $2.2 million of net unrealized gains on available-for-sale investments from Accumulated other comprehensive income to Retained earnings on January 1, 2018.
The amounts reclassified out of Accumulated other comprehensive income by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended March 31,
	2018	2017
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)		Line Item Presented
Realized gain (loss) on derivative financial instruments	$(11)	$(4)	Revenues
	120	54	Cost of operations
	109	50	Total before tax
	(30)	(13)	Provision for Income Taxes
	$79	$37	Net Income
Amortization of prior service cost on benefit obligations	$(505)	$(446)	Other – net
	183	156	Provision for Income Taxes
	$(322)	$(290)	Net Income
Realized gain on investments	$—	$22	Other – net
	—	(8)	Provision for Income Taxes
	$—	$14	Net Income
Total reclassification for the period	$(243)	$(239)
Inventories
At March 31, 2018 and December 31, 2017, included in Other current assets, we had inventories totaling $10.6 million and $8.6 million, respectively, consisting entirely of raw materials and supplies.
Restricted Cash and Cash Equivalents
At March 31, 2018, we had restricted cash and cash equivalents totaling $8.0 million, $2.6 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $5.4 million of which was held to meet reinsurance reserve requirements of our captive insurer.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents within our condensed consolidated balance sheets to the totals presented in our condensed consolidated statement of cash flows:

	March 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$143,335	$203,404
Restricted cash and cash equivalents	5,362	7,105
Restricted cash and cash equivalents included in Other Assets	2,639	2,635
Total cash and cash equivalents and restricted cash and cash equivalents as presented in our condensed consolidated statement of cash flows	$151,336	$213,144
Warranty Expense
We accrue estimated expense, included in Cost of operations on our condensed consolidated statements of income, to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows.
The following summarizes the changes in the carrying amount of our Accrued warranty expense:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$13,428	$11,477
Additions	517	386
Expirations and other changes	(53)	—
Payments	(20)	(15)
Translation	(173)	60
Balance at end of period	$13,699	$11,908
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
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted, making significant changes to existing U.S. tax laws that impact BWXT, including, but not limited to, a reduction to the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, the taxation of global intangible low-taxed income ("GILTI") and additional deduction limitations related to executive compensation. We recognized the income tax effects of the Act within our condensed consolidated financial statements in accordance with FASB Topic Income Taxes. Our Canadian operations continue to be subject to tax at a local statutory rate of approximately 25%.
Our effective tax rate for the three months ended March 31, 2018 was 21.9% as compared to 30.6% for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 was slightly higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rate for the three months ended March 31, 2018 and March 31, 2017 was favorably impacted by benefits recognized for excess tax benefits related to employee share-based payments of $2.2 million and $2.3 million, respectively.
As of March 31, 2018, we had gross unrecognized tax benefits of $1.7 million (exclusive of interest and federal and state benefits), all of which would reduce our effective tax rate if recognized.

Recently Adopted Accounting Standards
In May 2014, the FASB issued the Topic Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in the Topic Revenue Recognition and most industry specific guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied, as well as new, expanded disclosures. We adopted the new revenue recognition standard on January 1, 2018 for all of our contracts utilizing the modified retrospective method resulting in changes to our opening balance sheet that were recognized through a cumulative catch-up adjustment. See Note 2 for further information regarding revenue recognition and our adoption of the new revenue standard.
In October 2016, the FASB issued an update to the Topic Statement of Cash Flows. This update clarifies guidance on the classification and presentation of restricted cash and cash equivalents in the statement of cash flows. Restricted cash and cash equivalents will now be included with cash and cash equivalents when reconciling the beginning and end of period totals shown on the statement of cash flows. In addition, a reconciliation between the amounts of cash and cash equivalents and restricted cash and cash equivalents reported in the balance sheets and the statement of cash flows is now required. We adopted this update on January 1, 2018 with retrospective application. This update resulted in an increase to cash and cash equivalents and restricted cash and cash equivalents of $9.0 million and $8.8 million at December 31, 2016 and March 31, 2017 on our condensed consolidated statement of cash flows, respectively. This update did not otherwise have a material impact on our financial statements.
In March 2017, the FASB issued an update to the Topic Compensation – Retirement Benefits. This update amends the presentation requirements of the components of net periodic benefit cost related to defined benefit pension and postretirement plans in our consolidated statements of income. Previously, components of net periodic benefit cost were aggregated and reported net in the consolidated statements of income as part of operating income. This update requires entities to disaggregate the service cost component of net periodic benefit cost and present it with other current compensation costs within operating income. Other components of net periodic benefit cost are required to be classified outside of operating income within the consolidated statements of income. These changes to classification will result in no changes to net income. We adopted this update on January 1, 2018 with retrospective presentation. The impact of this update on our condensed consolidated statement of income for the three months ended March 31, 2017 was a reduction of Operating Income, along with a corresponding increase to Other Income (Expense), of $6.9 million. See Note 3 for additional information.
In March 2016, the FASB issued an update to the Topic Financial Instruments. This update amends the classification and measurement of financial instruments including the requirement to measure equity investments at fair value with changes in fair value recognized in net income (except those accounted for under the equity method of accounting or those that result in consolidation of the investee). We adopted this update on January 1, 2018 through the modified retrospective method, which resulted in a cumulative catch-up adjustment, which reclassified $2.2 million of net gains from Accumulated other comprehensive income to Retained earnings on our condensed consolidated balance sheet.
New Accounting Standards
In February 2016, the FASB issued an update to the Topic Leases, which supersedes the lease reporting requirements in Topic Leases (previously "FAS 13"). This update requires that a lessee recognize on its balance sheet the assets and liabilities for all leases with lease terms of more than 12 months, along with additional qualitative and quantitative disclosures. The effect of leases in a consolidated statement of income and a consolidated statement of cash flows is expected to be largely unchanged. Accounting by lessors was not significantly impacted by this update. This update will be effective for us in 2019, with early adoption permitted. We expect to adopt the provisions in this update effective January 1, 2019 and are currently evaluating the impact of the adoption on our financial statements.

NOTE 2 – REVENUE RECOGNITION
The initial impact of the adoption of the FASB Topic Revenue from Contracts with Customers, which was recognized in a cumulative catch-up adjustment, is illustrated below:

	January 1,	December 31,
	2018	2017
	(In thousands)
Assets:
Contracts in progress	$260,932	$420,628
Deferred Income Taxes	$85,193	$86,740
Liabilities:
Accrued liabilities – other	$66,371	$64,738
Advance billings on contracts	$73,390	$246,192
Stockholders' Equity:
Retained earnings	$1,000,578	$990,652
Within our Nuclear Operations Group segment, we continue to recognize revenue over time, and now measure progress on performance obligations using a cost-to-cost method. Historically, we utilized man-hours or a cost-to-cost method to measure progress on certain performance obligations within this segment. The performance obligations identified for recognizing revenue are similar to our historical units of account. As a result of the change to a cost-to-cost method, the timing of revenue recognition on affected contracts, in the aggregate, results in the recognition of revenue and cost of operations earlier in the process of satisfying performance obligations. This change impacted the life-to-date revenue and costs of operations recognized on performance obligations, and the adjustment to capture the impact of the new revenue recognition standard was recorded as a cumulative catch-up adjustment in Retained earnings. The new standard also resulted in a reduction in both our Contracts in progress and Advance billings on contracts account balances as a result of measuring the asset and liability at the contract level. Historically, contract assets and liabilities were measured at the unit of account, which we concluded was at a lower level than that of the contract.
The impact of the adoption of the new revenue standard on our Nuclear Power Group and Nuclear Services Group segments was not material.
Contracts and Revenue Recognition
Nuclear Operations Group
Our Nuclear Operations Group segment recognizes revenue over time for the manufacturing of naval nuclear reactor components and fuel, submarine missile launch tubes and the downblending of high-enriched uranium. Certain of our contracts contain two or more different types of components, each of which we identify as a separate performance obligation. We recognize revenue using a cost-to-cost method to measure progress as control is continually transferred to the customer as we incur costs on the performance obligations. We allocate revenue to the individual performance obligations within contracts with multiple performance obligations based on the stand-alone selling price of the individual performance obligations.
Our fixed-price incentive fee contracts include incentives that we concluded to be variable consideration. The amount of the variable consideration to which we are entitled is dependent on our actual costs incurred on the performance obligation compared to the target costs for that performance obligation and subject to incentive price revisions included within the contracts. We include these incentive fees in revenue when there is sufficient evidence to determine that the variable consideration is not constrained. The remaining contracts typically have immaterial amounts of variable consideration and have a single performance obligation. Our estimates of variable consideration and total estimated costs at completion are determined through a detailed process based on historical performance and our expertise using the most likely method. Variations from estimated contract performance could result in a material effect on our financial condition and results of operations in future periods.
Our Nuclear Operations Group segment's contracts allow for billings as costs are incurred, subject to certain retainages on our fixed-price incentive fee contracts, that require milestones to be reached for the remaining consideration to be paid.

Nuclear Services Group
Our contracts within our Nuclear Services Group segment are primarily cost-plus service contracts on which we recognize revenue over time based on a cost-to-cost method, which is consistent with the structure of the billings associated with these contracts. Ownership continuously transfers to the customer as we perform the services. The contracts within this segment do not contain significant variable consideration and contain a single performance obligation. Certain of these contracts contain assurance warranties and/or provisions for liquidated damages, which are expected to have an immaterial impact on the contracts based on our historical experience.
Nuclear Power Group
Our Nuclear Power Group segment recognizes revenue over time using a cost-to-cost method for the manufacturing of large components, non-standard parts, fuel bundles and service contracts as control continually transfers to the customers. For standard parts, revenue is recognized at the point in time control transfers to the customer, which is consistent with the transfer of ownership. This segment generates revenue primarily from firm-fixed-price contracts that do not contain variable consideration as well as time-and-materials based contracts. Certain of these contracts contain assurance warranties and/or provisions for liquidated damages, which are expected to have an immaterial impact to the contracts based on our historical experience. We are entitled to payment on the majority of our Nuclear Power Group segment contracts when we achieve certain milestones related to our progress on the contract.
Disaggregated Revenues
Revenues by geographical area and customer type are as follows:

	Three Months Ended March 31, 2018
	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total
	(In thousands)
United States:
Government	$316,631	$25,881	$—	$342,512
Non-Government	—	3,177	260	3,437
	$316,631	$29,058	$260	$345,949
Canada:
Government	$—	$—	$—	$—
Non-Government	—	975	82,325	83,300
	$—	$975	$82,325	$83,300
Other:
Government	$—	$—	$—	$—
Non-Government	—	—	30,231	30,231
	$—	$—	$30,231	$30,231
Segment Revenues	$316,631	$30,033	$112,816	459,480
Adjustments and Eliminations				(2,017)
Revenues				$457,463
Revenues by timing of transfer of goods or services are as follows:

	Three Months Ended March 31, 2018
	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total
	(In thousands)
Over-time	$316,631	$30,033	$105,109	$451,773
Point-in-time	—	—	7,707	7,707
Segment Revenues	$316,631	$30,033	$112,816	459,480
Adjustments and Eliminations				(2,017)
Revenues				$457,463

Revenues by contract type are as follows:

	Three Months Ended March 31, 2018
	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total
	(In thousands)
Fixed-Price Incentive Fee	$249,240	$—	$4,028	$253,268
Firm-Fixed-Price	47,058	5,410	74,282	126,750
Cost-Plus Fee	20,233	23,953	45	44,231
Time-and-Materials	100	670	34,461	35,231
Segment Revenues	$316,631	$30,033	$112,816	459,480
Adjustments and Eliminations				(2,017)
Revenues				$457,463
Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenue and/or costs of contracts. During the three months ended March 31, 2018, we recognized net favorable changes in estimates that resulted in an increase in revenue of $5.3 million.
Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized over time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the three months ended March 31, 2018, our unbilled receivables increased $75.4 million, primarily as a result of revenue in excess of billings on certain firm-fixed-price contracts within our Nuclear Operations Group segment and the timing of milestone payments on large components and contracts started in 2018 within our Nuclear Power Group segment. Our fixed-price incentive fee contracts for our Nuclear Operations Group segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments made during the second and fourth quarters. This resulted in an increase in retainages on contracts from January 1 to March 31, 2018 as shown below:

	March 31,	January 1,
	2018	2018
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$325,745	$250,325
Included in Accounts receivable – trade, net:
Retainages	$93,258	$82,801
Included in Other Assets:
Retainages	$1,656	$1,669
Advance billings on contracts	$77,140	$73,390
During the three months ended March 31, 2018, we recognized $30.4 million of revenue that was in Advance billings on contracts at January 1, 2018.

Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Of the March 31, 2018 remaining performance obligations on our contracts with customers, we expect to recognize revenues as follows:

	2018	2019	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$944	$802	$1,256	$3,002
Nuclear Services Group	21	3	4	28
Nuclear Power Group	168	111	271	550
Total Remaining Performance Obligations	$1,133	$916	$1,531	$3,580
Historical Method
Prior to the adoption of FASB Topic Revenue from Contracts with Customers, we accounted for revenue under previous GAAP. In accordance with our adoption of the new revenue recognition standard utilizing the modified retrospective approach, we are required to disclose the impact on our financial statements on a line item basis.
A comparison of certain line items in our condensed consolidated balance sheet is shown below:

	March 31, 2018
	Current Method	Historical Method
	(In thousands)
Assets:
Contracts in progress	$337,375	$365,192
Deferred Income Taxes	$84,727	$85,443
Liabilities:
Accrued liabilities – other	$51,662	$49,327
Advance billings on contracts	$77,140	$117,174
Stockholders' Equity:
Retained earnings	$1,053,090	$1,043,924
Differences in the amounts above are primarily the result of the initial adoption of the new revenue recognition standard. Additional differences were caused by revenue under the current method being $8.1 million lower than the historical method as discussed below.
A comparison of certain line items in our condensed consolidated statement of operations is shown below:

	Three Months Ended March 31, 2018
	Current Method	Historical Method
	(In thousands)
Revenues	$457,463	$465,530
Cost of operations	$327,364	$334,542
Operating Income	$79,888	$80,777
Provision for Income Taxes	$18,603	$18,732
Net Income	$66,413	$67,173
We recognized $8.1 million less revenue under the current method compared to the historical method for the three months ended March 31, 2018. This was primarily driven by less progress being achieved on contracts as a result of using a cost-to-cost method for measuring progress under the current method as compared to man-hours or units of output under our historical method.

NOTE 3 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended March 31, 2018 and 2017, these amounts were $2.6 million and $2.3 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended March 31, 2018 and 2017, these amounts were $(8.9) million and $(6.9) million, respectively. Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
	(In thousands)
Service cost	$2,413	$2,151	$165	$154
Interest cost	12,343	13,513	549	540
Expected return on plan assets	(21,625)	(20,837)	(634)	(595)
Amortization of prior service cost (credit)	550	525	(45)	(79)
Net periodic benefit (income) cost	$(6,319)	$(4,648)	$35	$20
NOTE 4 – COMMITMENTS AND CONTINGENCIES
Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 10 to the consolidated financial statements in Part II of our 2017 10-K.
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

The ARCO indemnity remains applicable should any future claims similar in nature to the Apollo and Parks Litigation be made, although no assurance can be given that the indemnity will be available or sufficient in the event of liability, if any.
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
We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At March 31, 2018, we had deferred approximately $0.4 million of net gains on these derivative financial instruments in Accumulated other comprehensive income. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months.
At March 31, 2018, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $31.6 million at March 31, 2018, with maturities extending to December 2021. These instruments consist primarily of contracts to purchase or sell Canadian dollars. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.
The following tables summarize our derivative financial instruments at March 31, 2018 and December 31, 2017:

	Asset and Liability Derivatives
	March 31, 2018	December 31, 2017
	(In thousands)
Derivatives Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable – other	$295	$250
Other Assets	$390	$348
Accounts payable	$54	$177
Other Liabilities	$62	$93

The effects of derivatives on our financial statements are outlined below:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
FX Forward Contracts:
Amount of gain recognized in other comprehensive income	$232	$376
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings: effective portion
Location
Revenues	$(11)	$(4)
Cost of operations	$120	$54
NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at March 31, 2018:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities
Equities	$2,442	$—	$2,442	$—
Mutual funds	4,851	—	4,851	—
Available-for-sale securities
U.S. Government and agency securities	1,034	1,034	—	—
Corporate bonds	1,469	1,469	—	—
Asset-backed securities and collateralized mortgage obligations	147	—	147	—
Total	$9,943	$2,503	$7,440	$—
The following is a summary of our investments measured at fair value at December 31, 2017:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Available-for-sale securities
U.S. Government and agency securities	$1,299	$1,299	$—	$—
Corporate bonds	3,169	1,534	1,635	—
Equities	2,759	—	2,759	—
Mutual funds	4,847	—	4,847	—
Asset-backed securities and collateralized mortgage obligations	161	—	161	—
Total	$12,235	$2,833	$9,402	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At March 31, 2018 and December 31, 2017, we had forward contracts outstanding to purchase or sell Canadian dollars, with a total fair value of $0.6 million and $0.3 million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at March 31, 2018 and December 31, 2017.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended March 31, 2018 and 2017 totaled $4.9 million and $4.7 million, respectively, with associated tax benefit totaling $0.9 million and $1.6 million, respectively.

NOTE 8 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
REVENUES:
Nuclear Operations Group	$316,631	$325,081
Nuclear Services Group	30,033	27,854
Nuclear Power Group	112,816	77,674
Adjustments and Eliminations (1)	(2,017)	(2,380)
	$457,463	$428,229

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Nuclear Operations Group Transfers	$(1,139)	$(195)
Nuclear Services Group Transfers	(838)	(2,157)
Nuclear Power Group Transfers	(40)	(28)
	$(2,017)	$(2,380)
OPERATING INCOME:
Nuclear Operations Group	$67,657	$67,749
Nuclear Services Group	1,177	402
Nuclear Power Group	21,764	12,956
Other	(4,043)	(1,612)
	$86,555	$79,495
Unallocated Corporate (2)	(6,667)	(3,223)
Total Operating Income	$79,888	$76,272
Other Income (Expense):
Interest income	778	137
Interest expense	(3,560)	(3,517)
Other – net	7,910	7,486
Total Other Income (Expense)	5,128	4,106
Income before Provision for Income Taxes	$85,016	$80,378

(2)	Unallocated corporate includes general corporate overhead not allocated to segments.

NOTE 9 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$66,441	$55,719
Weighted-average common shares	99,526,187	99,444,910
Basic earnings per common share	$0.67	$0.56
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$66,441	$55,719
Weighted-average common shares (basic)	99,526,187	99,444,910
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	986,100	1,246,058
Adjusted weighted-average common shares	100,512,287	100,690,968
Diluted earnings per common share	$0.66	$0.55

(1)	At March 31, 2018 and 2017, we excluded 79,278 and 103,608 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 of this quarterly report on Form 10-Q ("Report") and the audited consolidated financial statements and the related notes and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended December 31, 2017 (our "2017 10-K").
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
We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this Report or elsewhere by us or on our behalf. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors. We have discussed many of these factors in more detail elsewhere in this Report and in Item 1A "Risk Factors" in our 2017 10-K. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this Report or in our 2017 10-K could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
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
Acquisition of Sotera Health LLC's Nordion Medical Isotope Business
On April 17, 2018, we signed a definitive agreement to acquire Sotera Health LLC's Nordion medical isotope business. Nordion's medical radioisotopes business is a leading global manufacturer and supplier of critical medical isotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses. Its customers include radiopharmaceutical companies, hospitals and radiopharmacies. Its primary operations are located in Kanata, Ontario and Vancouver, British Columbia. This acquisition will allow us to accelerate our entry into the medical radioisotope market by adding licensed infrastructure, approximately 150 highly trained and experienced personnel and two production centers. Subject to required Canadian and U.S. regulatory reviews and approvals, this transaction is expected to close by the end of 2018.
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 10-K. There have been no material changes to our policies during the three months ended March 31, 2018 with the exception of changes to FASB Topics Revenue from Contracts with Customers and Compensation – Retirement Benefits as described in the notes to our condensed consolidated financial statements in Item 1 of this Report.
Accounting for Contracts
On certain of our performance obligations, we recognize revenue over time. In accordance with FASB Topic Revenue from Contracts with Customers, we are required to estimate the total amount of costs on these performance obligations. As of March 31, 2018, we have provided for the estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the three months ended March 31, 2018 and 2017, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased operating income by approximately $5.3 million and $4.9 million, respectively.
RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2018 VS. THREE MONTHS ENDED MARCH 31, 2017
Selected financial highlights are presented in the table below:

	Three Months Ended March 31,
	2018	2017	$ Change
	(In thousands)
REVENUES:
Nuclear Operations Group	$316,631	$325,081	$(8,450)
Nuclear Services Group	30,033	27,854	2,179
Nuclear Power Group	112,816	77,674	35,142
Adjustments and Eliminations	(2,017)	(2,380)	363
	$457,463	$428,229	$29,234
OPERATING INCOME:
Nuclear Operations Group	$67,657	$67,749	$(92)
Nuclear Services Group	1,177	402	775
Nuclear Power Group	21,764	12,956	8,808
Other	(4,043)	(1,612)	(2,431)
	$86,555	$79,495	$7,060
Unallocated Corporate	(6,667)	(3,223)	(3,444)
Total Operating Income	$79,888	$76,272	$3,616
Consolidated Results of Operations
Three months ended March 31, 2018 vs. 2017
Consolidated revenues increased 6.8%, or $29.2 million, to $457.5 million in the three months ended March 31, 2018 compared to $428.2 million for the corresponding period in 2017, due to increases in revenues from our Nuclear Services Group and Nuclear Power Group segments totaling $2.2 million and $35.1 million, respectively. These increases were partially offset by a decrease in revenues in our Nuclear Operations Group segment of $8.5 million.
Consolidated operating income increased $3.6 million to $79.9 million in the three months ended March 31, 2018 compared to $76.3 million for the corresponding period of 2017. We experienced operating income improvements in our Nuclear Services Group and Nuclear Power Group segments of $0.8 million and $8.8 million, respectively. These increases were partially offset by lower operating income in our Nuclear Operations Group and Other segments of $0.1 and $2.4 million, respectively, as well as an increase in unallocated corporate expenses of $3.4 million.
Nuclear Operations Group

	Three Months Ended March 31,
	2018	2017	$ Change
	(In thousands)
Revenues	$316,631	$325,081	$(8,450)
Operating Income	67,657	67,749	(92)
% of Revenues	21.4%	20.8%

Three months ended March 31, 2018 vs. 2017
Revenues decreased 2.6%, or $8.5 million, to $316.6 million in the three months ended March 31, 2018 compared to $325.1 million for the corresponding period of 2017. The decrease was primarily attributable to lower activity in the manufacturing of nuclear components for U.S. Government programs.
Operating income decreased $0.1 million to $67.7 million in the three months ended March 31, 2018 compared to $67.7 million for the corresponding period of 2017. The decrease was primarily driven by the changes in revenue noted above, which was offset by net favorable changes in estimates related to certain long-term contracts within our naval nuclear fuel and downblending operations.
Nuclear Services Group

	Three Months Ended March 31,
	2018	2017	$ Change
	(In thousands)
Revenues	$30,033	$27,854	$2,179
Operating Income	1,177	402	775
% of Revenues	3.9%	1.4%
Three months ended March 31, 2018 vs. 2017
Revenues increased 7.8%, or $2.2 million, to $30.0 million in the three months ended March 31, 2018 compared to $27.9 million for the corresponding period of 2017. The increase was primarily attributable to increased activity at our Naval Reactor decommissioning and decontamination project of $2.9 million and an increase in design and engineering revenues in support of NASA's nuclear space programs. These increases were partially offset by a decline in revenue associated with cost reimbursable activities at some of the sites we manage and operate.
Operating income increased $0.8 million to $1.2 million in the three months ended March 31, 2018 compared to $0.4 million for the corresponding period of 2017. The increase was primarily attributable to lower selling, general and administrative expenses related to a decrease in business development activities caused by the timing of proposal activities.
Nuclear Power Group

	Three Months Ended March 31,
	2018	2017	$ Change
	(In thousands)
Revenues	$112,816	$77,674	$35,142
Operating Income	21,764	12,956	8,808
% of Revenues	19.3%	16.7%
Three months ended March 31, 2018 vs. 2017
Revenues increased 45.2%, or $35.1 million, to $112.8 million in the three months ended March 31, 2018 compared to $77.7 million for the corresponding period of 2017. The increase was primarily attributable to an increase in revenues in our nuclear components business of $17.8 million as a result of an increase in design and manufacturing work associated with the China steam generator project and higher levels of in-plant inspection, maintenance and modification services totaling $11.1 million. In addition, we also experienced an increase in volume related to the fabrication of nuclear fuel and higher levels of activity associated with our nuclear fuel handling capabilities.
Operating income increased $8.8 million to $21.8 million in the three months ended March 31, 2018 compared to $13.0 million for the corresponding period of 2017, primarily attributable to increases in revenue noted above. In addition, operating income improved as a result of lower selling, general and administrative expenses of $0.9 million, which was largely related to the integration of BWXT Nuclear Energy Canada Inc. (acquired December 16, 2016) into our existing business.

Other

	Three Months Ended March 31,
	2018	2017	$ Change
	(In thousands)
Operating Income	(4,043)	(1,612)	(2,431)
Operating income decreased $2.4 million to a loss of $4.0 million in the three months ended March 31, 2018 compared to a loss of $1.6 million for the corresponding period of 2017, primarily due to an increase in research and development activities related to our medical and industrial radioisotope capabilities.
Unallocated Corporate
Unallocated corporate expenses increased $3.4 million to $6.7 million for the three months ended March 31, 2018 compared to $3.2 million for the corresponding period of 2017. This increase was primarily due to third-party costs associated with due diligence activities and higher levels of stock-based compensation, which were partially offset by lower healthcare claims.
Provision for Income Taxes

	Three Months Ended March 31,
	2018	2017	$ Change
	(In thousands)
Income before Provision for Income Taxes	$85,016	$80,378	$4,638
Provision for Income Taxes	$18,603	$24,592	$(5,989)
Effective Tax Rate	21.9%	30.6%
We primarily operate in the U.S. and Canada. On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted, making significant changes to existing U.S. tax laws that impact BWXT, including, but not limited to, a reduction to the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, the taxation of global intangible low-taxed income ("GILTI") and additional deduction limitations related to executive compensation. We recognized the income tax effects of the Act within our condensed consolidated financial statements in accordance with Financial Accounting Standards Board Topic Income Taxes. Our Canadian operations continue to be subject to tax at a local statutory rate of approximately 25%.
Our effective tax rate for the three months ended March 31, 2018 was 21.9% as compared to 30.6% for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 was slightly higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rate for the three months ended March 31, 2018 and March 31, 2017 was favorably impacted by benefits recognized for excess tax benefits related to employee share-based payments of $2.2 million and $2.3 million, respectively.
Backlog
Backlog represents the dollar amount of revenue we expect to recognize in the future from contracts awarded and in progress. Not all of our expected revenue from a contract award is recorded in backlog for a variety of reasons, including that some projects are awarded and completed within the same fiscal quarter.
Our backlog is equal to our remaining performance obligations under contracts that meet the criteria in FASB Topic Revenue from Contracts with Customers, as discussed in Note 2 to our condensed consolidated financial statements included in this Report. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies.
We are subject to the budgetary and appropriations cycle of the U.S. Government as it relates to our Nuclear Operations Group and Nuclear Services Group segments. Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers.

	March 31, 2018	December 31, 2017
	(In approximate millions)
Nuclear Operations Group	$3,002	$3,305
Nuclear Services Group	28	29
Nuclear Power Group	550	637
Total Backlog	$3,580	$3,971
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Nuclear Services Group segment.
Of the March 31, 2018 backlog, we expect to recognize revenues as follows:

	2018	2019	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$944	$802	$1,256	$3,002
Nuclear Services Group	21	3	4	28
Nuclear Power Group	168	111	271	550
Total Backlog	$1,133	$916	$1,531	$3,580
At March 31, 2018, Nuclear Operations Group backlog with the U.S. Government was $2,998.7 million, $283.5 million of which had not yet been funded.
At March 31, 2018, Nuclear Services Group backlog with the U.S. Government was $7.2 million, all of which was funded.
At March 31, 2018, Nuclear Power Group had no backlog with the U.S. Government.
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
As of March 31, 2018, the U.S. Government had awarded us approximately $2.8 billion of the April 2016 award. The value of unexercised options excluded from backlog as of March 31, 2018 was approximately $0.2 billion, the majority of which is expected to be exercised in 2019, subject to annual congressional appropriations.
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
The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the Amended Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At March 31, 2018, we were in compliance with all covenants set forth in the Amended Credit Agreement.
Outstanding loans under the Amended Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 1.25% to 1.75% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one-month Eurocurrency rate plus 1.0%, or the administrative agent's prime rate) plus a margin ranging from 0.25% to 0.75% per year. We are charged a commitment fee on the unused portion of the revolving credit facility, and that fee varies between 0.15% and 0.25% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Amended Credit Agreement, and a letter of credit fee of between 0.75% and 1.05% per year is charged with respect to the amount of each performance letter of credit issued under the Amended Credit Agreement. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at March 31, 2018, the margin for Eurocurrency rate and base rate loans was 1.375% and 0.375%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.375% and 0.825%, respectively, and the commitment fee for the unused portion of the revolving credit facility was 0.175%.
Upon the closing of the Credit Agreement and the subsequent Amendment, we paid certain upfront fees to the lenders thereunder, and paid arrangement and other fees to the arrangers and agents of the Amended Credit Agreement.
At March 31, 2018, borrowings outstanding totaled $502.8 million and $0.0 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the Amended Credit Agreement totaled $73.8 million. As a result, we had $326.2 million available for borrowings or to meet letter of credit requirements as of March 31, 2018, excluding the additional $250 million available to us for term loan, revolving credit borrowings and letter of credit commitments. As of March 31, 2018, the weighted-average interest rate on outstanding borrowings under our Amended Credit Agreement was 3.18%.
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
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of March 31, 2018, bonds issued and outstanding under these arrangements totaled approximately $60.8 million.
Long-term Benefit Obligations
Our unfunded pension and postretirement benefit obligations totaled $284.1 million at March 31, 2018. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. We expect to make contributions of approximately $25.6 million for the remainder of 2018 related to our pension plans and postretirement plans.
Other
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Domestic	$154,624	$211,935
Foreign	6,657	13,443
Total	$161,281	$225,378
Our working capital increased by approximately $30.8 million to $375.8 million at March 31, 2018 from $345.0 million at December 31, 2017, primarily attributable to changes in net contracts in progress and advance billings due to the timing of project cash flows.
Our net cash used in operations decreased by $36.1 million to $18.6 million in the three months ended March 31, 2018, compared to $54.7 million in the three months ended March 31, 2017. The decrease in cash used in operations was largely attributable to changes in accounts receivable, accounts payable and accrued expenses, which were partially offset by the changes to net contracts in progress and advance billings noted above.
Our net cash used in investing activities increased by $0.8 million to $15.7 million in the three months ended March 31, 2018 compared to $14.9 million in the three months ended March 31, 2017. The increase was primarily attributable to an increase in purchases of property, plant and equipment, which were partially offset by a decrease in the purchases of securities and a decrease caused by the return of capital associated with one of our equity method investments related to a joint venture that was transitioned in 2017.
Our net cash used in financing activities increased by $64.0 million to $25.3 million in the three months ended March 31, 2018, compared to cash provided by financing activities of $38.7 million in the three months ended March 31, 2017. The increase was primarily attributable to a decrease in net borrowings and repayments under the Amended Credit Agreement of $50.1 million when compared to the same period of the prior year.
At March 31, 2018, we had restricted cash and cash equivalents totaling $8.0 million, $2.6 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $5.4 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At March 31, 2018, we had short-term and long-term investments with a fair value of $9.9 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and equities, mutual funds and asset-backed securities. Our investments are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income.
Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next 12 months.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2017 10-K.

Item 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
For information regarding ongoing investigations and litigation, see Note 4 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A.	RISK FACTORS
In addition to the other information in this report, the other factors presented in Item 1A Risk Factors in our 2017 10-K are some of the factors that could materially affect our business, financial condition or future results. There have been no material changes to our risk factors from those disclosed in our 2017 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the quarter ended March 31, 2018. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2018 - January 31, 2018	5,648	$62.57	—	$193.0
February 1, 2018 - February 28, 2018	2,696	$63.38	—	$150.0
March 1, 2018 - March 31, 2018	84,138	$64.37	—	$150.0
Total	92,482	$64.23	—

(1)
Includes 5,648, 2,696 and 84,138 shares repurchased during January, February and March, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

(2)
On November 4, 2015, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $300 million during a two-year period that expired on February 26, 2018. On February 27, 2017, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $150 million during a three-year period that expires on February 24, 2020. The February 2017 authorization was in addition to the share repurchase amount authorized in November 2015.

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

10.1*	Form of Non-Employee Director Grant Letter.

10.2*	Form of 2018 Performance Restricted Stock Unit Grant Agreement for Employees.

10.3*	Form of 2018 Restricted Stock Unit Grant Agreement for Employees.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.

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

May 4, 2018