Form 10-Q
period 2018-06-30
BWX Technologies, Inc.
filed 2018-08-06
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 __________________________________________________
FORM 10-Q
 __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at August 2, 2018 was 99,708,611.

BWX TECHNOLOGIES, INC.
INDEX - FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2018	December 31, 2017
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$317,624	$203,404
Restricted cash and cash equivalents	5,870	7,105
Investments	1,824	2,934
Accounts receivable – trade, net	200,889	189,217
Accounts receivable – other	14,742	19,365
Contracts in progress	317,405	420,628
Other current assets	32,343	30,437
Total Current Assets	890,697	873,090
Property, Plant and Equipment	1,034,015	1,013,141
Less accumulated depreciation	676,813	664,512
Net Property, Plant and Equipment	357,202	348,629
Investments	8,932	9,301
Goodwill	215,547	218,331
Deferred Income Taxes	84,868	86,740
Investments in Unconsolidated Affiliates	57,854	43,266
Intangible Assets	103,008	110,405
Other Assets	24,357	22,577
TOTAL	$1,742,465	$1,712,339
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2018	December 31, 2017
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$14,556	$27,870
Accounts payable	88,421	93,421
Accrued employee benefits	67,417	82,477
Accrued liabilities – other	48,377	64,738
Advance billings on contracts	77,775	246,192
Accrued warranty expense	12,822	13,428
Total Current Liabilities	309,368	528,126
Long-Term Debt	666,200	481,059
Accumulated Postretirement Benefit Obligation	20,065	21,368
Environmental Liabilities	80,708	79,786
Pension Liability	259,231	296,444
Other Liabilities	18,576	19,799
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 125,748,071 and 125,381,591 shares at June 30, 2018 and December 31, 2017, respectively	1,257	1,254
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	108,919	98,843
Retained earnings	1,097,665	990,652
Treasury stock at cost, 26,057,475 and 25,964,088 shares at June 30, 2018 and December 31, 2017, respectively	(820,826)	(814,809)
Accumulated other comprehensive income	1,248	9,454
Stockholders' Equity – BWX Technologies, Inc.	388,263	285,394
Noncontrolling interest	54	363
Total Stockholders' Equity	388,317	285,757
TOTAL	$1,742,465	$1,712,339
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$438,921	$410,011	$896,384	$838,240
Costs and Expenses:
Cost of operations	318,209	278,356	645,573	581,572
Research and development costs	4,107	1,152	7,714	2,671
Gains on asset disposals and impairments, net	(237)	(31)	(245)	(31)
Selling, general and administrative expenses	51,518	48,433	105,280	99,530
Total Costs and Expenses	373,597	327,910	758,322	683,742
Equity in Income of Investees	6,225	3,327	13,375	7,202
Operating Income	71,549	85,428	151,437	161,700
Other Income (Expense):
Interest income	441	211	1,219	348
Interest expense	(7,869)	(3,906)	(11,429)	(7,423)
Other – net	15,106	6,749	23,016	14,235
Total Other Income (Expense)	7,678	3,054	12,806	7,160
Income before Provision for Income Taxes	79,227	88,482	164,243	168,860
Provision for Income Taxes	18,493	27,062	37,096	51,654
Net Income	$60,734	$61,420	$127,147	$117,206
Net Income Attributable to Noncontrolling Interest	(71)	(157)	(43)	(224)
Net Income Attributable to BWX Technologies, Inc.	$60,663	$61,263	$127,104	$116,982
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.61	$0.62	$1.28	$1.18
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.60	$0.61	$1.26	$1.16
Shares used in the computation of earnings per share (Note 10):
Basic	99,681,580	99,166,205	99,603,884	99,305,558
Diluted	100,571,737	100,150,926	100,542,014	100,420,948
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited) (In thousands)
Net Income	$60,734	$61,420	$127,147	$117,206
Other Comprehensive Income (Loss):
Currency translation adjustments	(3,609)	2,044	(6,733)	2,835
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $30, $(142), $(29) and $(239), respectively	(127)	409	46	688
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $(21), $58, $9 and $71, respectively	64	(170)	(15)	(207)
Amortization of benefit plan costs, net of tax benefit of $(25), $(157), $(208) and $(313), respectively	463	289	785	579
Investments:
Unrealized gains (losses) arising during the period, net of tax provision of $0, $(60), $0 and $(130), respectively	22	(1,210)	(44)	(1,304)
Reclassification adjustment for gains included in net income, net of tax provision of $0, $6, $0 and $14, respectively	—	(120)	—	(134)
Other Comprehensive Income (Loss)	(3,187)	1,242	(5,961)	2,457
Total Comprehensive Income	57,547	62,662	121,186	119,663
Comprehensive Income Attributable to Noncontrolling Interest	(71)	(157)	(43)	(224)
Comprehensive Income Attributable to BWX Technologies, Inc.	$57,476	$62,505	$121,143	$119,439
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2017	125,381,591	$1,254	$98,843	$990,652	$9,454	$(814,809)	$285,394	$363	$285,757
Recently adopted accounting standards	—	—	—	12,171	(2,245)	—	9,926	—	9,926
Net income	—	—	—	127,104	—	—	127,104	43	127,147
Dividends declared ($0.32 per share)	—	—	—	(32,262)	—	—	(32,262)	—	(32,262)
Currency translation adjustments	—	—	—	—	(6,733)	—	(6,733)	—	(6,733)
Derivative financial instruments	—	—	—	—	31	—	31	—	31
Defined benefit obligations	—	—	—	—	785	—	785	—	785
Available-for-sale investments	—	—	—	—	(44)	—	(44)	—	(44)
Exercise of stock options	182,520	1	4,323	—	—	—	4,324	—	4,324
Shares placed in treasury	—	—	—	—	—	(6,017)	(6,017)	—	(6,017)
Stock-based compensation charges	183,960	2	5,753	—	—	—	5,755	—	5,755
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(352)	(352)
Balance June 30, 2018 (unaudited)	125,748,071	$1,257	$108,919	$1,097,665	$1,248	$(820,826)	$388,263	$54	$388,317

Balance December 31, 2016	124,149,609	$1,241	$22,018	$885,117	$3,811	$(762,169)	$150,018	$392	$150,410
Net income	—	—	—	116,982	—	—	116,982	224	117,206
Dividends declared ($0.20 per share)	—	—	—	(20,075)	—	—	(20,075)	—	(20,075)
Currency translation adjustments	—	—	—	—	2,835	—	2,835	—	2,835
Derivative financial instruments	—	—	—	—	481	—	481	—	481
Defined benefit obligations	—	—	—	—	579	—	579	—	579
Available-for-sale investments	—	—	—	—	(1,438)	—	(1,438)	—	(1,438)
Exercise of stock options	790,922	8	18,637	—	—	—	18,645	—	18,645
Shares placed in treasury	—	—	39,907	—	—	(51,081)	(11,174)	—	(11,174)
Stock-based compensation charges	279,776	3	7,095	—	—	—	7,098	—	7,098
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(266)	(266)
Balance June 30, 2017 (unaudited)	125,220,307	$1,252	$87,657	$982,024	$6,268	$(813,250)	$263,951	$350	$264,301
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$127,147	$117,206
Non-cash items included in net income from continuing operations:
Depreciation and amortization	28,420	28,199
Income of investees, net of dividends	(3,384)	987
Gains on asset disposals and impairments, net	(245)	(31)
Gain on forward contracts	(5,997)	—
Recognition of debt issuance costs from Former Credit Facility	2,441	—
Recognition of losses for pension and postretirement plans	993	892
Stock-based compensation expense	5,755	7,098
Changes in assets and liabilities:
Accounts receivable	(10,858)	(154)
Accounts payable	(3,835)	(26,905)
Contracts in progress and advance billings on contracts	(53,902)	(3,869)
Income taxes	(12,302)	18,477
Accrued and other current liabilities	973	(39,325)
Pension liability, accrued postretirement benefit obligation and employee benefits	(57,439)	(43,790)
Other, net	(457)	5,320
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,310	64,105
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(33,960)	(28,747)
Purchases of securities	(1,822)	(12,049)
Sales and maturities of securities	2,955	19,986
Investments, net of return of capital, in equity method investees	(9,800)	211
Proceeds from asset disposals	249	140
Other, net	997	(24)
NET CASH USED IN INVESTING ACTIVITIES	(41,381)	(20,483)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	700,000	73,600
Repayments of long-term debt	(509,968)	(87,344)
Payment of debt issuance costs	(8,197)	—
Dividends paid to common shareholders	(32,063)	(20,139)
Exercise of stock options	3,018	14,608
Cash paid for shares withheld to satisfy employee taxes	(4,710)	(7,045)
Other	(352)	(266)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	147,728	(26,586)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(10,660)	6,294
TOTAL INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	112,997	23,330
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	213,144	134,600
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$326,141	$157,930
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,625	$7,049
Income taxes (net of refunds)	$49,848	$33,997
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$8,775	$3,886
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at June 30, 2018 and for the three and six months ended June 30, 2018 related to recently adopted accounting standards. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
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
See Note 9 for financial information about our segments.
Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and the related footnotes included in our 2017 10-K.
Acquisition of Sotera Health LLC's Nordion Medical Isotope Business
On April 17, 2018, we signed a definitive agreement to acquire Sotera Health LLC's Nordion medical isotope business. Nordion's medical radioisotopes business is a leading global manufacturer and supplier of critical medical isotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses. Its customers include radiopharmaceutical companies, hospitals and radiopharmacies. Its primary operations are located in Kanata, Ontario and Vancouver, British Columbia. This acquisition was completed on July 30, 2018 and will allow us to accelerate our entry into the medical radioisotope market by adding licensed infrastructure, approximately 150 highly trained and experienced personnel and two production centers. Beginning in the third quarter of 2018, this business will be reported as part of our Nuclear Power Group segment.
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
Accumulated Other Comprehensive Income
The components of Accumulated other comprehensive income included in Stockholders' Equity are as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Currency translation adjustments	$6,415	$13,148
Net unrealized gain on derivative financial instruments	384	353
Unrecognized prior service cost on benefit obligations	(5,452)	(6,237)
Net unrealized gain (loss) on available-for-sale investments	(99)	2,190
Accumulated other comprehensive income	$1,248	$9,454
Upon adopting the FASB update to the Topic Financial Instruments, we reclassified $2.2 million of net unrealized gains on available-for-sale investments from Accumulated other comprehensive income to Retained earnings on January 1, 2018.

The amounts reclassified out of Accumulated other comprehensive income by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$7	$(9)	$(4)	$(13)	Revenues
	(92)	237	28	291	Cost of operations
	(85)	228	24	278	Total before tax
	21	(58)	(9)	(71)	Provision for Income Taxes
	$(64)	$170	$15	$207	Net Income
Amortization of prior service cost on benefit obligations	$(488)	$(446)	$(993)	$(892)	Other – net
	25	157	208	313	Provision for Income Taxes
	$(463)	$(289)	$(785)	$(579)	Net Income
Realized gain on investments	$—	$126	$—	$148	Other – net
	—	(6)	—	(14)	Provision for Income Taxes
	$—	$120	$—	$134	Net Income
Total reclassification for the period	$(527)	$1	$(770)	$(238)
Inventories
At June 30, 2018 and December 31, 2017, included in Other current assets, we had inventories totaling $11.7 million and $8.6 million, respectively, consisting entirely of raw materials and supplies.
Deferred Debt Issuance Costs
We have included deferred debt issuance costs in the condensed consolidated balance sheets as a direct deduction from the carrying amount of our Long-Term Debt. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of our deferred debt issuance costs.

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Balance at beginning of period	$4,202	$5,892
Additions	9,443	—
Interest expense (1)	(3,273)	(850)
Balance at end of period	$10,372	$5,042

(1)	Includes the recognition of prior deferred debt issuance costs associated with the Former Credit Facility of $2.4 million for the six months ended June 30, 2018.
Restricted Cash and Cash Equivalents
At June 30, 2018, we had restricted cash and cash equivalents totaling $8.5 million, $2.6 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $5.9 million of which was held to meet reinsurance reserve requirements of our captive insurer.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents within our condensed consolidated balance sheets to the totals presented in our condensed consolidated statement of cash flows:

	June 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$317,624	$203,404
Restricted cash and cash equivalents	5,870	7,105
Restricted cash and cash equivalents included in Other Assets	2,647	2,635
Total cash and cash equivalents and restricted cash and cash equivalents as presented in our condensed consolidated statement of cash flows	$326,141	$213,144
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
The following summarizes the changes in the carrying amount of our Accrued warranty expense:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Balance at beginning of period	$13,428	$11,477
Additions	810	667
Expirations and other changes	(709)	(84)
Payments	(347)	(16)
Translation	(360)	173
Balance at end of period	$12,822	$12,217
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
Our effective tax rate for the three months ended June 30, 2018 was 23.3% as compared to 30.6% for the three months ended June 30, 2017. Our effective tax rate for the six months ended June 30, 2018 was 22.6% as compared to 30.6% for the six months ended June 30, 2017. The effective tax rates for the three and six months ended June 30, 2018 were slightly higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rate for the three months ended June 30, 2018 and 2017 was favorably impacted by benefits recognized for excess tax benefits related to employee share-based payments of $0.2 million and $2.6 million, respectively. Our effective tax rate for the six months ended June 30, 2018 and 2017 was favorably impacted by benefits recognized for excess tax benefits related to employee share-based payments of $2.4 million and $4.9 million, respectively.

As of June 30, 2018, we had gross unrecognized tax benefits of $0.8 million (exclusive of interest and federal and state benefits), all of which would reduce our effective tax rate if recognized.
New Accounting Standards
In February 2016, the FASB issued an update to the Topic Leases, which supersedes the lease reporting requirements in Topic Leases (previously "FAS 13"). This update requires that a lessee recognize on its balance sheet the assets and liabilities for all leases with lease terms of more than 12 months, along with additional qualitative and quantitative disclosures. The effect of leases in a consolidated statement of income and a consolidated statement of cash flows is expected to be largely unchanged. Accounting by lessors was not significantly impacted by this update. This update will be effective for us in 2019, with early adoption permitted. We expect to adopt the provisions in this update effective January 1, 2019 using the modified retrospective approach. We do not anticipate a material impact on our financial statements upon adoption.
NOTE 2 – REVENUE RECOGNITION
The initial impact of the adoption of the FASB Topic Revenue from Contracts with Customers, which was recognized in a cumulative catch-up adjustment on January 1, 2018, is illustrated below:

	January 1,	December 31,
	2018	2017
	(In thousands)
Assets:
Contracts in progress	$260,932	$420,628
Deferred Income Taxes	$85,193	$86,740
Liabilities:
Accrued liabilities – other	$66,371	$64,738
Advance billings on contracts	$73,390	$246,192
Stockholders' Equity:
Retained earnings	$1,000,578	$990,652
Within our Nuclear Operations Group segment, we continue to recognize revenue over time and now measure progress on performance obligations using a cost-to-cost method. Historically, we utilized man-hours or a cost-to-cost method to measure progress on certain performance obligations within this segment. The performance obligations identified for recognizing revenue are similar to our historical units of account. As a result of the change to a cost-to-cost method, the timing of revenue recognition on affected contracts, in the aggregate, results in the recognition of revenue and cost of operations earlier in the process of satisfying performance obligations. This change impacted the life-to-date revenue and cost of operations recognized on performance obligations, and the adjustment to capture the impact of the new revenue recognition standard was recorded as a cumulative catch-up adjustment in Retained earnings. The new standard also resulted in a reduction in both our Contracts in progress and Advance billings on contracts account balances as a result of measuring the asset and liability at the contract level. Historically, contract assets and liabilities were measured at the unit of account, which we concluded was at a lower level than that of the contract.
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
Nuclear Power Group
Our Nuclear Power Group segment recognizes revenue over time using a cost-to-cost method for the manufacturing of large components, non-standard parts, fuel bundles and service contracts as control continually transfers to the customers. For standard parts, revenue is recognized at the point in time control transfers to the customer, which is consistent with the transfer of ownership. This segment generates revenue primarily from firm-fixed-price contracts that do not contain variable consideration as well as time-and-materials based contracts. Certain of these contracts contain assurance warranties and/or provisions for liquidated damages, which are expected to have an immaterial impact to the contracts based on our historical experience. We are entitled to payment on the majority of our Nuclear Power Group segment contracts when we achieve certain milestones related to our progress.
Disaggregated Revenues
Revenues by geographical area and customer type are as follows:

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total
	(In thousands)
United States:
Government	$327,896	$28,174	$—	$356,070	$644,527	$54,055	$—	$698,582
Non-Government	3,849	3,910	327	8,086	3,849	7,087	587	11,523
	$331,745	$32,084	$327	$364,156	$648,376	$61,142	$587	$710,105
Canada:
Government	$—	$—	$—	$—	$—	$—	$—	$—
Non-Government	—	510	64,743	65,253	—	1,485	147,068	148,553
	$—	$510	$64,743	$65,253	$—	$1,485	$147,068	$148,553
Other:
Government	$—	$—	$—	$—	$—	$—	$—	$—
Non-Government	395	2	10,627	11,024	395	2	40,858	41,255
	$395	$2	$10,627	$11,024	$395	$2	$40,858	$41,255
Segment Revenues	$332,140	$32,596	$75,697	440,433	$648,771	$62,629	$188,513	899,913
Adjustments and Eliminations				(1,512)				(3,529)
Revenues				$438,921				$896,384

Revenues by timing of transfer of goods or services are as follows:

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total
	(In thousands)
Over-time	$332,140	$32,596	$69,324	$434,060	$648,771	$62,629	$174,433	$885,833
Point-in-time	—	—	6,373	6,373	—	—	14,080	14,080
Segment Revenues	$332,140	$32,596	$75,697	440,433	$648,771	$62,629	$188,513	899,913
Adjustments and Eliminations				(1,512)				(3,529)
Revenues				$438,921				$896,384
Revenues by contract type are as follows:

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total
	(In thousands)
Fixed-Price Incentive Fee	$258,150	$—	$5,589	$263,739	$507,390	$—	$9,617	$517,007
Firm-Fixed-Price	52,472	5,632	44,302	102,406	99,530	11,042	118,584	229,156
Cost-Plus Fee	21,450	26,086	—	47,536	41,683	50,039	45	91,767
Time-and-Materials	68	878	25,806	26,752	168	1,548	60,267	61,983
Segment Revenues	$332,140	$32,596	$75,697	440,433	$648,771	$62,629	$188,513	899,913
Adjustments and Eliminations				(1,512)				(3,529)
Revenues				$438,921				$896,384
Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenue and/or costs of contracts. During the six months ended June 30, 2018, we recognized net favorable changes in estimates that resulted in increases in revenue of $14.5 million. During the three months ended June 30, 2018, we identified rework issues related to non-nuclear components being produced within our Nuclear Operations Group segment. As we work to resolve these issues, we do not expect additional costs to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized over time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the six months ended June 30, 2018, our unbilled receivables increased $56.2 million, primarily as a result of revenue in excess of billings on certain firm-fixed-price contracts within our Nuclear Operations Group segment and the timing of milestone billings on large components and contracts started in 2018 within our Nuclear Power Group segment. Our fixed-price incentive fee contracts for our Nuclear Operations Group segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments made during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts. This resulted in an increase in retainages on contracts from January 1 to June 30, 2018 as shown below:

	June 30,	January 1,
	2018	2018
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$306,535	$250,325
Included in Accounts receivable – trade, net:
Retainages	$96,731	$82,801
Included in Other Assets:
Retainages	$1,626	$1,669
Advance billings on contracts	$77,775	$73,390
During the six months ended June 30, 2018, we recognized $44.7 million of revenue that was in Advance billings on contracts at January 1, 2018.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Of the June 30, 2018 remaining performance obligations on our contracts with customers, we expect to recognize revenues as follows:

	2018	2019	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$630	$798	$1,258	$2,686
Nuclear Services Group	35	3	6	44
Nuclear Power Group	141	143	599	883
Total Remaining Performance Obligations	$806	$944	$1,863	$3,613

Historical Method
Prior to the adoption of FASB Topic Revenue from Contracts with Customers, we accounted for revenue under previous GAAP. In accordance with our adoption of the new revenue recognition standard utilizing the modified retrospective approach, we are required to disclose the impact on our financial statements on a line item basis.
A comparison of certain line items in our condensed consolidated balance sheet is shown below:

	June 30, 2018
	Current Method	Historical Method
	(In thousands)
Assets:
Contracts in progress	$317,405	$348,762
Deferred Income Taxes	$84,868	$85,295
Liabilities:
Accrued liabilities – other	$48,377	$45,572
Advance billings on contracts	$77,775	$121,902
Stockholders' Equity:
Retained earnings	$1,097,665	$1,088,127
Differences in the amounts above are primarily the result of the initial adoption of the new revenue recognition standard. Additional differences were caused by revenue under the current method being $9.2 million lower than the historical method as discussed below.
A comparison of certain line items in our condensed consolidated statements of income is shown below:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Current Method	Historical Method	Current Method	Historical Method
	(In thousands)
Revenues	$438,921	$440,103	$896,384	$905,633
Cost of operations	$318,209	$319,945	$645,573	$654,487
Operating Income	$71,549	$70,995	$151,437	$151,772
Provision for Income Taxes	$18,493	$18,311	$37,096	$37,043
Net Income	$60,734	$60,362	$127,147	$127,535
We recognized $1.2 million and $9.2 million less revenue under the current method compared to the historical method for the three and six months ended June 30, 2018, respectively. This was primarily driven by less progress being achieved on contracts as a result of using a cost-to-cost method for measuring progress under the current method as compared to man-hours or units of output under our historical method.

NOTE 3 – LONG-TERM DEBT
Our Long-Term Debt consists of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Long-Term Debt:
Senior Notes	$400,000	$—
New Credit Facility	291,128	—
Former Credit Facility	—	513,131
Less: Amounts due within one year	14,556	27,870
Long-term debt, gross	676,572	485,261
Less: Deferred debt issuance costs	10,372	4,202
Long-term debt	$666,200	$481,059
Maturities of long-term debt subsequent to June 30, 2018 are as follows: 2018 – $7.3 million; 2019 – $14.6 million; 2020 – $14.6 million; 2021 – $14.6 million; 2022 – $14.6 million; 2023 – $225.6 million; and thereafter – $400.0 million.
On May 24, 2018, we and certain of our subsidiaries entered into a credit agreement (the "New Credit Facility") with Wells Fargo Bank, N.A., as administrative agent, and the other lenders party thereto. We also issued notes pursuant to an indenture among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. In connection with the closing of the New Credit Facility and the issuance of the notes, we concurrently repaid all outstanding debt obligations and terminated our credit agreement dated as of May 11, 2015, as amended, among the Company, certain of our subsidiaries, Bank of America, N.A., as administrative agent, and the other lenders party thereto (the "Former Credit Facility"). The Former Credit Facility consisted of (1) a $400.0 million revolving credit facility, (2) a $300.0 million term loan facility, (3) a $137.5 million (U.S. dollar equivalent) Canadian dollar term loan facility, and (4) a $112.5 million term loan facility.
Credit Facility
The New Credit Facility includes a $500.0 million senior secured revolving credit facility (the "New Revolving Credit Facility"), a $50.0 million U.S. dollar senior secured term loan A made available to the Company (the "New USD Term Loan") and a $250.0 million (U.S. dollar equivalent) Canadian dollar senior secured term loan A made available to BWXT Canada Ltd. (the "New CAD Term Loan"). All obligations under the New Credit Facility are scheduled to mature on May 24, 2023. The proceeds of loans under the New Credit Facility are available for working capital needs and other general corporate purposes.
The New Credit Facility allows for additional parties to become lenders and, subject to certain conditions, for the increase of the commitments under the New Revolving Credit Facility, the New USD Term Loan or the New CAD Term Loan, subject to an aggregate maximum for all additional commitments of (1) the greater of (a) $250 million and (b) 65% of EBITDA, as defined in the New Credit Facility, for the last four full fiscal quarters, plus (2) all voluntary prepayments of term loans, plus (3) additional amounts provided the Company is in compliance with a pro forma first lien leverage ratio test of less than or equal to 2.50 to 1.00.
The Company's obligations under the New Credit Facility are guaranteed, subject to certain exceptions, by substantially all of the Company's present and future wholly owned domestic restricted subsidiaries (other than its captive insurance subsidiary and the domestic holding company of its Canadian subsidiaries). The obligations of BWXT Canada Ltd. under the New Credit Facility are guaranteed, subject to certain exceptions, by (1) substantially all of the present and future wholly owned Canadian restricted subsidiaries of BWXT Canada Ltd., (2) substantially all of the Company's present and future wholly owned domestic restricted subsidiaries (other than its captive insurance subsidiary and the domestic holding company of its Canadian subsidiaries), (3) BWXT Canada Holdings Corp. and (4) BWXT ITG Canada Inc.
The New Credit Facility is secured by first-priority liens on certain assets owned by the Company (other than its subsidiaries comprising its Nuclear Operations Group segment and a portion of its Nuclear Services Group segment); provided that (1) the Company's domestic obligations are only secured by assets and property of the domestic loan parties and (2) the obligations of BWXT Canada Ltd. and the Canadian guarantors are secured by assets and property of the Canadian guarantors and the domestic loan parties.

The New Credit Facility requires interest payments on revolving loans on a periodic basis until maturity. We will be required to make quarterly amortization payments on the New USD Term Loan and the New CAD Term Loan in an amount equal to 1.25% of the initial aggregate principal amount of each term loan beginning in the third quarter of 2018. We may prepay all loans under the New Credit Facility at any time without premium or penalty (other than customary Eurocurrency breakage costs), subject to notice requirements.
The New Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the New Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of June 30, 2018, we were in compliance with all covenants set forth in the New Credit Facility.
Outstanding loans under the New Credit Facility bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.25% to 2.00% per year or (2) the base rate or Canadian index rate, as applicable (described in the New Credit Facility as the highest of (a) with respect to the base rate only, the federal funds rate plus 0.50%, (b) the one-month Eurocurrency rate plus 1.0% and (c) the administrative agent's prime rate or the Canadian prime rate, as applicable), plus, in each case, a margin ranging from 0.25% to 1.00% per year. We are charged a commitment fee on the unused portion of the New Revolving Credit Facility, and that fee ranges from 0.150% to 0.275% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 2.00% per year with respect to the amount of each financial letter of credit issued under the New Credit Facility, and a letter of credit fee of between 0.75% and 1.20% per year is charged with respect to the amount of each performance letter of credit issued under the New Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at June 30, 2018, the margin for Eurocurrency rate and base rate or Canadian index rate loans was 1.375% and 0.375%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.375% and 0.825%, respectively, and the commitment fee for the unused portion of the New Revolving Credit Facility was 0.175%.
As of June 30, 2018, borrowings outstanding totaled $291.1 million and $0.0 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the New Credit Facility totaled $71.5 million. As a result, we had $428.5 million available for borrowings or to meet letter of credit requirements as of June 30, 2018. As of June 30, 2018, the weighted-average interest rate on outstanding borrowings under our New Credit Facility was 3.09%.
The New Credit Facility generally includes customary events of default for a secured credit facility, some of which allow for an opportunity to cure. Under the New Credit Facility, (1) if an event of default relating to bankruptcy or other insolvency events occurs, all related obligations will immediately become due and payable, (2) if any other event of default exists, the lenders will be permitted to accelerate the maturity of the related obligations outstanding and (3) if any event of default exists, the lenders will be permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral.
If any default occurs under the New Credit Facility, or if we are unable to make any of the representations and warranties in the New Credit Facility, we will be unable to borrow funds or have letters of credit issued under the New Credit Facility.
Senior Notes
The Company issued $400.0 million aggregate principal amount of its 5.375% senior notes due 2026 (the "Senior Notes") pursuant to an indenture dated May 24, 2018 (the "Indenture"), among the Company, the guarantors and U.S. Bank National Association, as trustee. The Senior Notes are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the New Credit Facility.
Interest on the Senior Notes is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on July 15, 2018, at a rate of 5.375% per annum. The Senior Notes will mature on July 15, 2026.
The Company may redeem the Senior Notes, in whole or in part, at any time on or after July 15, 2021 at established redemption prices. At any time prior to July 15, 2021, the Company may also redeem up to 40% of the Senior Notes with net cash proceeds of certain equity offerings at a redemption price equal to 105.375% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to July 15, 2021, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.

The Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants. As of June 30, 2018, we were in compliance with all covenants and agreements set forth in the Indenture and the Senior Notes.
NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended June 30, 2018 and 2017, these amounts were $2.6 million and $2.3 million, respectively. For the six months ended June 30, 2018 and 2017, these amounts were $5.1 million and $4.6 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended June 30, 2018 and 2017, these amounts were $(8.8) million and $(6.9) million respectively. For the six months ended June 30, 2018 and 2017, these amounts were $(17.7) million and $(13.9) million, respectively. Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)
Service cost	$2,405	$2,145	$4,818	$4,296	$162	$153	$327	$307
Interest cost	12,307	13,495	24,650	27,008	351	538	900	1,078
Expected return on plan assets	(21,553)	(20,803)	(43,178)	(41,640)	(399)	(596)	(1,033)	(1,191)
Amortization of prior service cost (credit)	550	525	1,100	1,050	(62)	(78)	(107)	(157)
Net periodic benefit (income) cost	$(6,291)	$(4,638)	$(12,610)	$(9,286)	$52	$17	$87	$37
In July 2018, we completed the purchase of a group annuity contract to transfer certain domestic pension benefit obligations of approximately $240 million to an insurance company for approximately 1,300 retirees. This transaction will result in the recognition of pension settlement-related charges and net actuarial gains and losses related to an interim remeasurement of our domestic pension benefit obligation (Mark to Market Adjustment) during the quarter ending September 30, 2018.
NOTE 5 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q. For more information regarding commitments and contingencies, refer to Note 10 to the consolidated financial statements in Part II of our 2017 10-K, as updated by our Form 10-Q for the quarter ended March 31, 2018.
NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS
Our operations give rise to exposure to market risks from changes in foreign currency exchange ("FX") rates. We use derivative financial instruments, primarily FX forward contracts, to reduce the impact of changes in FX rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts that are denominated in currencies other than our operating entities' functional currencies. In addition, we have entered into FX forward contracts to hedge our exposure on pending acquisitions. We do not hold or issue derivative financial instruments for trading or other speculative purposes.
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At June 30, 2018, we had deferred approximately $0.4 million of net gains on these derivative financial instruments in Accumulated other comprehensive income. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months.
At June 30, 2018, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $249.4 million at June 30, 2018, with maturities extending to December 2021. These instruments consist primarily of contracts to purchase or sell Canadian dollars. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.
The following tables summarize our derivative financial instruments at June 30, 2018 and December 31, 2017:

	Asset and Liability Derivatives
	June 30, 2018	December 31, 2017
	(In thousands)
Derivatives Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable – other	$444	$250
Other Assets	$468	$348
Accounts payable	$219	$177
Other Liabilities	$284	$93
Derivatives Not Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable – other	$5,000	$—

The effects of derivatives on our financial statements are outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
FX Forward Contracts:
Amount of gain recognized in other comprehensive income	$(157)	$551	$75	$927
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings: effective portion
Location
Revenues	$7	$(9)	$(4)	$(13)
Cost of operations	$(92)	$237	$28	$291
Derivatives Not Designated as Hedges:
FX Forward Contracts:
Gain (loss) recognized in income
Location
Other – net	$5,997	$—	$5,997	$—
NOTE 7 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at June 30, 2018:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities
Equities	$2,366	$—	$2,366	$—
Mutual funds	4,933	—	4,933	—
Available-for-sale securities
U.S. Government and agency securities	1,824	1,824	—	—
Corporate bonds	1,493	1,493	—	—
Asset-backed securities and collateralized mortgage obligations	140	—	140	—
Total	$10,756	$3,317	$7,439	$—
The following is a summary of our investments measured at fair value at December 31, 2017:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Available-for-sale securities
U.S. Government and agency securities	$1,299	$1,299	$—	$—
Corporate bonds	3,169	1,534	1,635	—
Equities	2,759	—	2,759	—
Mutual funds	4,847	—	4,847	—
Asset-backed securities and collateralized mortgage obligations	161	—	161	—
Total	$12,235	$2,833	$9,402	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At June 30, 2018 and December 31, 2017, we had forward contracts outstanding to purchase or sell Canadian dollars, with a total fair value of $5.4 million and $0.3 million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair values of our debt instruments approximated their carrying values at June 30, 2018 and December 31, 2017.
NOTE 8 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended June 30, 2018 and 2017 totaled $1.4 million and $4.0 million, respectively, with associated tax benefit totaling $0.3 million and $1.4 million, respectively. Stock-based compensation recognized for all of our plans for the six months ended June 30, 2018 and 2017 totaled $6.3 million and $8.7 million, respectively, with associated tax benefit totaling $1.2 million and $3.0 million, respectively.

NOTE 9 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
REVENUES:
Nuclear Operations Group	$332,140	$312,866	$648,771	$637,947
Nuclear Services Group	32,596	44,785	62,629	72,639
Nuclear Power Group	75,697	54,569	188,513	132,243
Adjustments and Eliminations (1)	(1,512)	(2,209)	(3,529)	(4,589)
	$438,921	$410,011	$896,384	$838,240

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Nuclear Operations Group Transfers	$(841)	$(205)	$(1,980)	$(400)
Nuclear Services Group Transfers	(702)	(1,913)	(1,540)	(4,070)
Nuclear Power Group Transfers	31	(91)	(9)	(119)
	$(1,512)	$(2,209)	$(3,529)	$(4,589)
OPERATING INCOME:
Nuclear Operations Group	$67,046	$69,295	$134,703	$137,044
Nuclear Services Group	3,511	15,399	4,688	15,801
Nuclear Power Group	7,810	5,712	29,574	18,668
Other	(4,357)	(1,070)	(8,400)	(2,682)
	$74,010	$89,336	$160,565	$168,831
Unallocated Corporate (2)	(2,461)	(3,908)	(9,128)	(7,131)
Total Operating Income	$71,549	$85,428	$151,437	$161,700
Other Income (Expense):
Interest income	441	211	1,219	348
Interest expense	(7,869)	(3,906)	(11,429)	(7,423)
Other – net	15,106	6,749	23,016	14,235
Total Other Income (Expense)	7,678	3,054	12,806	7,160
Income before Provision for Income Taxes	$79,227	$88,482	$164,243	$168,860

(2)	Unallocated corporate includes general corporate overhead not allocated to segments.

NOTE 10 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$60,663	$61,263	$127,104	$116,982
Weighted-average common shares	99,681,580	99,166,205	99,603,884	99,305,558
Basic earnings per common share	$0.61	$0.62	$1.28	$1.18
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$60,663	$61,263	$127,104	$116,982
Weighted-average common shares (basic)	99,681,580	99,166,205	99,603,884	99,305,558
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	890,157	984,721	938,130	1,115,390
Adjusted weighted-average common shares	100,571,737	100,150,926	100,542,014	100,420,948
Diluted earnings per common share	$0.60	$0.61	$1.26	$1.16

(1)	At June 30, 2018 and 2017, none of our shares were antidilutive.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Nuclear Operations Group
The revenues of our Nuclear Operations Group segment are largely a function of defense spending by the U.S. Government. Through this segment, we engineer, design and manufacture precision naval nuclear components, reactors and nuclear fuel for the DOE/NNSA's Naval Nuclear Propulsion Program. In addition, we perform missile launch tube development and fabrication activities for use on submarines. As a supplier of major nuclear components for certain U.S. Government programs, this segment is a significant participant in the defense industry.

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
Acquisition of Sotera Health LLC's Nordion Medical Isotope Business
On April 17, 2018, we signed a definitive agreement to acquire Sotera Health LLC's Nordion medical isotope business. Nordion's medical radioisotopes business is a leading global manufacturer and supplier of critical medical isotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses. Its customers include radiopharmaceutical companies, hospitals and radiopharmacies. Its primary operations are located in Kanata, Ontario and Vancouver, British Columbia. This acquisition was completed on July 30, 2018 and will allow us to accelerate our entry into the medical radioisotope market by adding licensed infrastructure, approximately 150 highly trained and experienced personnel and two production centers. Beginning in the third quarter of 2018, this business will be reported as part of our Nuclear Power Group segment.
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 10-K. There have been no material changes to our policies during the six months ended June 30, 2018 with the exception of changes to FASB Topics Revenue from Contracts with Customers and Compensation – Retirement Benefits as described in the notes to our condensed consolidated financial statements in Item 1 of our Form 10-Q for the quarter ended March 31, 2018.
Accounting for Contracts
On certain of our performance obligations, we recognize revenue over time. In accordance with FASB Topic Revenue from Contracts with Customers, we are required to estimate the total amount of costs on these performance obligations. As of June 30, 2018, we have provided for the estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the six months ended June 30, 2018 and 2017, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased operating income by approximately $14.5 million and $11.2 million, respectively.
RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2018 VS. THREE AND SIX MONTHS ENDED JUNE 30, 2017
Selected financial highlights are presented in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	$ Change	2018	2017	$ Change
	(In thousands)
REVENUES:
Nuclear Operations Group	$332,140	$312,866	$19,274	$648,771	$637,947	$10,824
Nuclear Services Group	32,596	44,785	(12,189)	62,629	72,639	(10,010)
Nuclear Power Group	75,697	54,569	21,128	188,513	132,243	56,270
Adjustments and Eliminations	(1,512)	(2,209)	697	(3,529)	(4,589)	1,060
	$438,921	$410,011	$28,910	$896,384	$838,240	$58,144
OPERATING INCOME:
Nuclear Operations Group	$67,046	$69,295	$(2,249)	$134,703	$137,044	$(2,341)
Nuclear Services Group	3,511	15,399	(11,888)	4,688	15,801	(11,113)
Nuclear Power Group	7,810	5,712	2,098	29,574	18,668	10,906
Other	(4,357)	(1,070)	(3,287)	(8,400)	(2,682)	(5,718)
	$74,010	$89,336	$(15,326)	$160,565	$168,831	$(8,266)
Unallocated Corporate	(2,461)	(3,908)	1,447	(9,128)	(7,131)	(1,997)
Total Operating Income	$71,549	$85,428	$(13,879)	$151,437	$161,700	$(10,263)
Consolidated Results of Operations
Three months ended June 30, 2018 vs. 2017
Consolidated revenues increased 7.1%, or $28.9 million, to $438.9 million in the three months ended June 30, 2018 compared to $410.0 million for the corresponding period in 2017, due to increases in revenues from our Nuclear Operations Group and Nuclear Power Group segments totaling $19.3 million and $21.1 million, respectively. These increases were partially offset by a decrease in revenues in our Nuclear Services Group segment of $12.2 million, which was primarily related to $7.9 million of fee income associated with the settlement of a contract dispute that was recorded in 2017.
Consolidated operating income decreased $13.9 million to $71.5 million in the three months ended June 30, 2018 compared to $85.4 million for the corresponding period of 2017. Operating income in our Nuclear Operations Group, Nuclear Services Group and Other segments decreased $2.2 million, $11.9 million and $3.3 million, respectively. The decrease related to the Nuclear Services Group segment was primarily attributable to the $7.9 million settlement of the contract dispute noted above. These decreases were partially offset by operating income improvements in the Nuclear Power Group segment of $2.1 million. Unallocated corporate expenses also decreased by $1.4 million when compared to the corresponding period of 2017.
Six months ended June 30, 2018 vs. 2017
Consolidated revenues increased 6.9%, or $58.1 million, to $896.4 million in the six months ended June 30, 2018 compared to $838.2 million for the corresponding period in 2017, due to increases in revenues from our Nuclear Operations Group and Nuclear Power Group segments totaling $10.8 million and $56.3 million, respectively. These increases were partially offset by a decrease in revenues in our Nuclear Services Group segment of $10.0 million, which was primarily related to $7.9 million of fee income associated with the settlement of a contract dispute that was recorded in 2017.
Consolidated operating income decreased $10.3 million to $151.4 million in the six months ended June 30, 2018 compared to $161.7 million for the corresponding period of 2017. Operating income in our Nuclear Operations Group, Nuclear

Services Group and Other segments decreased $2.3 million, $11.1 million and $5.7 million, respectively. The decrease related to the Nuclear Services Group segment was primarily attributable to the $7.9 million settlement of the contract dispute noted above. Additionally, we also experienced an increase in unallocated corporate expenses of $2.0 million. These decreases were partially offset by operating income improvements in the Nuclear Power Group segment of $10.9 million.
Nuclear Operations Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	$ Change	2018	2017	$ Change
	(In thousands)
Revenues	$332,140	$312,866	$19,274	$648,771	$637,947	$10,824
Operating Income	67,046	$69,295	(2,249)	134,703	137,044	(2,341)
% of Revenues	20.2%	22.1%		20.8%	21.5%
Three months ended June 30, 2018 vs. 2017
Revenues increased 6.2%, or $19.3 million, to $332.1 million in the three months ended June 30, 2018 compared to $312.9 million for the corresponding period of 2017. The increase was primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs as well as our naval nuclear fuel and downblending operations.
Operating income decreased $2.2 million to $67.0 million in the three months ended June 30, 2018 compared to $69.3 million for the corresponding period of 2017. The decrease was primarily driven by higher costs which were partially offset by the increase in revenues noted above.
Six months ended June 30, 2018 vs. 2017
Revenues increased 1.7%, or $10.8 million, to $648.8 million in the six months ended June 30, 2018 compared to $637.9 million for the corresponding period of 2017. The increase was primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs as well as our naval nuclear fuel and downblending operations.
Operating income decreased $2.3 million to $134.7 million in the six months ended June 30, 2018 compared to $137.0 million for the corresponding period of 2017. The decrease was primarily driven by higher costs which were partially offset by the increase in revenues noted above.
Nuclear Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	$ Change	2018	2017	$ Change
	(In thousands)
Revenues	$32,596	$44,785	$(12,189)	$62,629	$72,639	$(10,010)
Operating Income	3,511	15,399	(11,888)	4,688	15,801	(11,113)
% of Revenues	10.8%	34.4%		7.5%	21.8%
Three months ended June 30, 2018 vs. 2017
Revenues decreased 27.2%, or $12.2 million, to $32.6 million in the three months ended June 30, 2018 compared to $44.8 million for the corresponding period of 2017. The decrease was primarily attributable to the settlement of a contract dispute in the prior year which resulted in the recovery of $7.9 million of fee income. In addition, we performed fewer commercial nuclear maintenance outages in the U.S. when compared to the same period in the prior year. These decreases were partially offset by an increase in revenue attributable to task order work related to a new joint venture site in New Mexico of $3.7 million and an increase in design and engineering revenues in support of NASA's nuclear space programs totaling $1.7 million.

Operating income decreased $11.9 million to $3.5 million in the three months ended June 30, 2018 compared to $15.4 million for the corresponding period of 2017. The decrease was primarily attributable to the changes in revenues noted above as well as the settlement of the contract dispute of $7.9 million.
Six months ended June 30, 2018 vs. 2017
Revenues decreased 13.8%, or $10.0 million, to $62.6 million in the six months ended June 30, 2018 compared to $72.6 million for the corresponding period of 2017. The decrease was primarily attributable to the settlement of a contract dispute in the prior year which resulted in the recovery of $7.9 million of fee income. In addition, we performed fewer commercial nuclear maintenance outages in the U.S. when compared to the same period in the prior year. These decreases were partially offset by an increase in revenue attributable to task order work related to a new joint venture site in New Mexico of $5.5 million and an increase in design and engineering revenues in support of NASA's nuclear space programs totaling $3.3 million.
Operating income decreased $11.1 million to $4.7 million in the six months ended June 30, 2018 compared to $15.8 million for the corresponding period of 2017. The decrease was primarily attributable to the changes in revenues noted above as well as the settlement of the contract dispute of $7.9 million.
Nuclear Power Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	$ Change	2018	2017	$ Change
	(In thousands)
Revenues	$75,697	$54,569	$21,128	$188,513	$132,243	$56,270
Operating Income	7,810	5,712	2,098	29,574	18,668	10,906
% of Revenues	10.3%	10.5%		15.7%	14.1%
Three months ended June 30, 2018 vs. 2017
Revenues increased 38.7%, or $21.1 million, to $75.7 million in the three months ended June 30, 2018 compared to $54.6 million for the corresponding period of 2017. The increase was attributable to higher levels of in-plant inspection, maintenance and modification services, as well as refurbishment work totaling $16.2 million. In addition, we experienced an increase in revenues in our nuclear components business of $4.0 million.
Operating income increased $2.1 million to $7.8 million in the three months ended June 30, 2018 compared to $5.7 million for the corresponding period of 2017, primarily attributable to the increases in revenues noted above.
Six months ended June 30, 2018 vs. 2017
Revenues increased 42.6%, or $56.3 million, to $188.5 million in the six months ended June 30, 2018 compared to $132.2 million for the corresponding period of 2017. The increase was attributable to higher levels of in-plant inspection, maintenance and modification services, as well as refurbishment work totaling $27.3 million. In addition, we experienced an increase in revenues in our nuclear components business of $21.7 million primarily as a result of an increase in design and manufacturing work associated with the China steam generator project as well as higher volume related to the fabrication of nuclear fuel.
Operating income increased $10.9 million to $29.6 million in the six months ended June 30, 2018 compared to $18.7 million for the corresponding period of 2017, primarily attributable to the increases in revenue noted above. In addition, operating income improved as a result of lower selling, general and administrative expenses, which was largely related to the integration of BWXT Nuclear Energy Canada Inc. (acquired December 16, 2016) into our existing business.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	$ Change	2018	2017	$ Change
	(In thousands)
Operating Income	(4,357)	(1,070)	(3,287)	(8,400)	(2,682)	(5,718)
Operating income decreased $3.3 million and $5.7 million in the three and six months ended June 30, 2018, primarily due to an increase in research and development activities related to our medical and industrial radioisotope capabilities.
Unallocated Corporate
Unallocated corporate expenses decreased $1.4 million to $2.5 million for the three months ended June 30, 2018 compared to $3.9 million for the corresponding period of 2017. This decrease was primarily due to lower levels of stock-based compensation.
Unallocated corporate expenses increased $2.0 million to $9.1 million for the six months ended June 30, 2018 compared to $7.1 million for the corresponding period of 2017. This increase was primarily due to legal and consulting costs associated with due diligence activities and higher healthcare claims, which were partially offset by lower levels of stock-based compensation.
Other Income Statement Items
Other – net increased $4.6 million to a gain of $7.7 million in the three months ended June 30, 2018, as compared to a gain of $3.1 million for the corresponding period of 2017 due primarily to $6.0 million of gains related to derivative instruments not designated as hedges and a decrease in net periodic benefit cost. These items were partially offset by an increase in interest expense of $4.0 million associated with higher levels of long-term debt when compared to the prior year. Included in interest expense is $2.4 million of expense related to the recognition of prior deferred debt issuance costs associated with the Former Credit Facility.
Other – net increased $5.6 million to a gain of $12.8 million in the six months ended June 30, 2018, as compared to a gain of $7.2 million for the corresponding period of 2017 due primarily to $6.0 million of gains related to derivative instruments not designated as hedges and a decrease in net periodic benefit cost. These items were partially offset by an increase in interest expense of $4.0 million associated with higher levels of long-term debt when compared to the prior year. Included in interest expense is $2.4 million of expense related to the recognition of prior deferred debt issuance costs associated with the Former Credit Facility.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	$ Change	2018	2017	$ Change
	(In thousands)
Income before Provision for Income Taxes	$79,227	$88,482	$(9,255)	$164,243	$168,860	$(4,617)
Provision for Income Taxes	$18,493	$27,062	$(8,569)	$37,096	$51,654	$(14,558)
Effective Tax Rate	23.3%	30.6%		22.6%	30.6%
We primarily operate in the U.S. and Canada. On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted, making significant changes to existing U.S. tax laws that impact BWXT, including, but not limited to, a reduction to the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, the taxation of global intangible low-taxed income (GILTI) and additional deduction limitations related to executive compensation. We recognized the income tax effects of the Act within our condensed consolidated financial statements in accordance with Financial Accounting Standards Board Topic Income Taxes. Our Canadian operations continue to be subject to tax at a local statutory rate of approximately 25%.
Our effective tax rate for the three months ended June 30, 2018 was 23.3% as compared to 30.6% for the three months ended June 30, 2017. Our effective tax rate for the six months ended June 30, 2018 was 22.6% as compared to 30.6% for the six months ended June 30, 2017. The effective tax rate for the three and six months ended June 30, 2018 were slightly higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rate for the three months ended June 30, 2018 and 2017 was favorably impacted by benefits recognized for excess tax benefits related to employee share-based payments of $0.2 million and $2.6 million, respectively. Our effective tax rate for the six months ended June 30, 2018 and 2017 was favorably impacted by benefits recognized for excess tax benefits related to employee share-based payments of $2.4 million and $4.9 million, respectively.
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

	June 30, 2018	December 31, 2017
	(In approximate millions)
Nuclear Operations Group	$2,686	$3,305
Nuclear Services Group	44	29
Nuclear Power Group	883	637
Total Backlog	$3,613	$3,971
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Nuclear Services Group segment.
Of the June 30, 2018 backlog, we expect to recognize revenues as follows:

	2018	2019	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$630	$798	$1,258	$2,686
Nuclear Services Group	35	3	6	44
Nuclear Power Group	141	143	599	883
Total Backlog	$806	$944	$1,863	$3,613
At June 30, 2018, Nuclear Operations Group backlog with the U.S. Government was $2,677.8 million, $252.4 million of which had not yet been funded.
At June 30, 2018, Nuclear Services Group backlog with the U.S. Government was $26.7 million, all of which was funded.
At June 30, 2018, Nuclear Power Group had no backlog with the U.S. Government.
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

As of June 30, 2018, the U.S. Government had awarded us approximately $2.8 billion of the April 2016 award. The value of unexercised options excluded from backlog as of June 30, 2018 was approximately $0.2 billion, the majority of which is expected to be exercised in 2019, subject to annual congressional appropriations.
Liquidity and Capital Resources
On May 24, 2018, we and certain of our subsidiaries entered into a credit agreement (the "New Credit Facility") with Wells Fargo Bank, N.A., as administrative agent, and the other lenders party thereto. We also issued notes pursuant to an indenture among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. In connection with the closing of the New Credit Facility and the issuance of the notes, we concurrently repaid all outstanding debt obligations and terminated our credit agreement dated as of May 11, 2015, as amended, among the Company, certain of our subsidiaries, Bank of America, N.A., as administrative agent, and the other lenders party thereto (the "Former Credit Facility"). The Former Credit Facility consisted of (1) a $400.0 million revolving credit facility, (2) a $300.0 million term loan facility, (3) a $137.5 million (U.S. dollar equivalent) Canadian dollar term loan facility, and (4) a $112.5 million term loan facility.
Credit Facility
The New Credit Facility includes a $500.0 million senior secured revolving credit facility (the "New Revolving Credit Facility"), a $50.0 million U.S. dollar senior secured term loan A made available to the Company (the "New USD Term Loan") and a $250.0 million (U.S. dollar equivalent) Canadian dollar senior secured term loan A made available to BWXT Canada Ltd. (the "New CAD Term Loan"). All obligations under the New Credit Facility are scheduled to mature on May 24, 2023. The proceeds of loans under the New Credit Facility are available for working capital needs and other general corporate purposes.
The New Credit Facility allows for additional parties to become lenders and, subject to certain conditions, for the increase of the commitments under the New Revolving Credit Facility, the New USD Term Loan or the New CAD Term Loan, subject to an aggregate maximum for all additional commitments of (1) the greater of (a) $250 million and (b) 65% of EBITDA, as defined in the New Credit Facility, for the last four full fiscal quarters, plus (2) all voluntary prepayments of term loans, plus (3) additional amounts provided the Company is in compliance with a pro forma first lien leverage ratio test of less than or equal to 2.50 to 1.00.
The Company's obligations under the New Credit Facility are guaranteed, subject to certain exceptions, by substantially all of the Company's present and future wholly owned domestic restricted subsidiaries (other than its captive insurance subsidiary and the domestic holding company of its Canadian subsidiaries). The obligations of BWXT Canada Ltd. under the New Credit Facility are guaranteed, subject to certain exceptions, by (1) substantially all of the present and future wholly owned Canadian restricted subsidiaries of BWXT Canada Ltd., (2) substantially all of the Company's present and future wholly owned domestic restricted subsidiaries (other than its captive insurance subsidiary and the domestic holding company of its Canadian subsidiaries), (3) BWXT Canada Holdings Corp. and (4) BWXT ITG Canada Inc.
The New Credit Facility is secured by first-priority liens on certain assets owned by the Company (other than its subsidiaries comprising its Nuclear Operations Group segment and a portion of its Nuclear Services Group segment); provided that (1) the Company's domestic obligations are only secured by assets and property of the domestic loan parties and (2) the obligations of BWXT Canada Ltd. and the Canadian guarantors are secured by assets and property of the Canadian guarantors and the domestic loan parties.
The New Credit Facility requires interest payments on revolving loans on a periodic basis until maturity. We will be required to make quarterly amortization payments on the New USD Term Loan and the New CAD Term Loan in an amount equal to 1.25% of the initial aggregate principal amount of each term loan beginning in the third quarter of 2018. We may prepay all loans under the New Credit Facility at any time without premium or penalty (other than customary Eurocurrency breakage costs), subject to notice requirements.
The New Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the New Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of June 30, 2018, we were in compliance with all covenants set forth in the New Credit Facility.

Outstanding loans under the New Credit Facility will bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.25% to 2.00% per year or (2) the base rate or Canadian index rate, as applicable (described in the New Credit Facility as the highest of (a) with respect to the base rate only, the federal funds rate plus 0.50%, (b) the one-month Eurocurrency rate plus 1.0% and (c) the administrative agent's prime rate or the Canadian prime rate, as applicable), plus, in each case, a margin ranging from 0.25% to 1.00% per year. We are charged a commitment fee on the unused portion of the New Revolving Credit Facility, and that fee ranges from 0.150% to 0.275% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 2.00% per year with respect to the amount of each financial letter of credit issued under the New Credit Facility, and a letter of credit fee of between 0.75% and 1.20% per year is charged with respect to the amount of each performance letter of credit issued under the New Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at June 30, 2018, the margin for Eurocurrency rate and base rate or Canadian index rate loans was 1.375% and 0.375%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.375% and 0.825%, respectively, and the commitment fee for the unused portion of the New Revolving Credit Facility was 0.175%.
As of June 30, 2018, borrowings outstanding totaled $291.1 million and $0.0 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the New Credit Facility totaled $71.5 million. As a result, we had $428.5 million available for borrowings or to meet letter of credit requirements as of June 30, 2018. As of June 30, 2018, the weighted-average interest rate on outstanding borrowings under our New Credit Facility was 3.09%.
The New Credit Facility generally includes customary events of default for a secured credit facility, some of which allow for an opportunity to cure. Under the New Credit Facility, (1) if an event of default relating to bankruptcy or other insolvency events occurs, all related obligations will immediately become due and payable; (2) if any other event of default exists, the lenders will be permitted to accelerate the maturity of the related obligations outstanding and (3) if any event of default exists, the lenders will be permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral.
If any default occurs under the New Credit Facility, or if we are unable to make any of the representations and warranties in the New Credit Facility, we will be unable to borrow funds or have letters of credit issued under the New Credit Facility.
Senior Notes
The Company issued $400.0 million aggregate principal amount of its 5.375% senior notes due 2026 (the "Senior Notes") pursuant to an indenture dated May 24, 2018 (the "Indenture"), among the Company, the guarantors and U.S. Bank National Association, as trustee. The Senior Notes are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the New Credit Facility.
Interest on the Senior Notes is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on July 15, 2018, at a rate of 5.375% per annum. The Senior Notes will mature on July 15, 2026.
The Company may redeem the Senior Notes, in whole or in part, at any time on or after July 15, 2021 at established redemption prices. At any time prior to July 15, 2021, the Company may also redeem up to 40% of the Senior Notes with net cash proceeds of certain equity offerings at a redemption price equal to 105.375% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to July 15, 2021, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
The Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants. As of June 30, 2018, we were in compliance with all covenants and agreements set forth in the Indenture and the Senior Notes.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of June 30, 2018, bonds issued and outstanding under these arrangements totaled approximately $60.9 million.
Long-term Benefit Obligations
Our unfunded pension and postretirement benefit obligations totaled $265.7 million at June 30, 2018. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $14.2 million for the remainder of 2018 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.
Other
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Domestic	$126,320	$211,935
Foreign	210,576	13,443
Total	$336,896	$225,378
Our working capital increased by $236.3 million to $581.3 million at June 30, 2018 from $345.0 million at December 31, 2017, primarily attributable to an increase in cash and cash equivalents as a result of issuing the Senior Notes and closing of the New Credit Facility as well as changes in net contracts in progress and advance billings due to the timing of project cash flows.
Our net cash provided by operations decreased by $46.8 million to $17.3 million in the six months ended June 30, 2018, compared to $64.1 million in the six months ended June 30, 2017. The decrease in cash provided by operations was largely attributable to the changes in net contracts in progress and advance billings noted above as well as the payment of cash taxes of $49.8 million in the six months ended June 30, 2018 compared to $34.0 million in the six months ended June 30, 2017.
Our net cash used in investing activities increased by $20.9 million to $41.4 million in the six months ended June 30, 2018 compared to $20.5 million in the six months ended June 30, 2017. The increase was primarily attributable to a net decrease in purchases and sales and maturities of securities of $6.8 million and increases in net investments in equity method investees of $10.0 million and purchases of property, plant and equipment of $5.2 million.
Our net cash provided by financing activities increased by $174.3 million to $147.7 million in the six months ended June 30, 2018, compared to cash used in financing activities of $26.6 million in the six months ended June 30, 2017. The increase was primarily attributable to an increase in net borrowings of $203.8 as a result of issuing the Senior Notes and closing of the New Credit Facility. The increase in net borrowings was partially offset by the payment of debt issuance costs of $8.2 million as well as an increase in dividends paid to common shareholders of $11.9 million.
At June 30, 2018, we had restricted cash and cash equivalents totaling $8.5 million, $2.6 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $5.9 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At June 30, 2018, we had short-term and long-term investments with a fair value of $10.8 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and equities, mutual funds and asset-backed securities. Our investments are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income.
Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next 12 months.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2017 10-K, except as set forth below.
Our borrowings include both fixed and variable interest rate debt. We have exposure to changes in interest rates on the New Credit Facility (see Item 2 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources"). At June 30, 2018, we had (i) $291.1 million in outstanding borrowings and $428.5 million available under the New Credit Facility, and (ii) an aggregate principal amount of $400.0 million of Senior Notes due 2026.
Interest Rate Sensitivity
The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

	Principal Amount by Expected Maturity (In thousands)
At June 30, 2018:								Fair Value at
	Years Ending December 31,							June 30,
	2018	2019	2020	2021	2022	Thereafter	Total	2018
Fixed Interest Rate Debt	—	—	—	—	—	$400,000	$400,000	$405,256
Average Interest Rate	—	—	—	—	—	5.38%
Variable Interest Rate Debt	$7,278	$14,556	$14,556	$14,556	$14,556	$225,626	$291,128	$289,465
Average Interest Rate	3.35%	3.72%	3.90%	3.95%	3.96%	3.96%

Item 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the quarter ended June 30, 2018. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
April 1, 2018 - April 30, 2018	—	$—	—	$150.0
May 1, 2018 - May 31, 2018	1,136	$67.30	—	$150.0
June 1, 2018 - June 30, 2018	—	$—	—	$150.0
Total	1,136	$67.30	—

(1)	Includes 1,136 shares repurchased during May pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

4.1	Indenture, dated May 24, 2018, among BWX Technologies, Inc., each of the guarantors party thereto and U.S. Bank National Association, as trustee.

4.2
Form of 5.375% Senior Note Due 2026 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on May 24, 2018 (File No. 1-34658)).

10.1*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-34658)).

10.2
Credit Agreement, dated as of May 24, 2018, among BWX Technologies, Inc., as administrative borrower, BWXT Canada Ltd., as the Canadian borrower, Wells Fargo Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 24, 2018 (File No. 1-34658)).

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

August 6, 2018