Form 10-Q
period 2018-09-30
BWX Technologies, Inc.
filed 2018-11-06
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 __________________________________________________
FORM 10-Q
 __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at November 2, 2018 was 98,726,135.

BWX TECHNOLOGIES, INC.
INDEX - FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2018	December 31, 2017
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$66,125	$203,404
Restricted cash and cash equivalents	4,359	7,105
Investments	2,732	2,934
Accounts receivable – trade, net	194,575	189,217
Accounts receivable – other	46,183	19,365
Contracts in progress	326,355	420,628
Other current assets	44,528	30,437
Total Current Assets	684,857	873,090
Property, Plant and Equipment	1,073,893	1,013,141
Less accumulated depreciation	684,530	664,512
Net Property, Plant and Equipment	389,363	348,629
Investments	8,604	9,301
Goodwill	278,939	218,331
Deferred Income Taxes	45,105	86,740
Investments in Unconsolidated Affiliates	62,160	43,266
Intangible Assets	240,081	110,405
Other Assets	26,595	22,577
TOTAL	$1,735,704	$1,712,339
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2018	December 31, 2017
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$14,745	$27,870
Accounts payable	100,004	93,421
Accrued employee benefits	74,398	82,477
Accrued liabilities – other	53,508	64,738
Advance billings on contracts	104,646	246,192
Accrued warranty expense	12,426	13,428
Total Current Liabilities	359,727	528,126
Long-Term Debt	756,492	481,059
Accumulated Postretirement Benefit Obligation	20,111	21,368
Environmental Liabilities	89,429	79,786
Pension Liability	102,093	296,444
Other Liabilities	15,351	19,799
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 125,796,671 and 125,381,591 shares at September 30, 2018 and December 31, 2017, respectively	1,258	1,254
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	112,300	98,843
Retained earnings	1,159,552	990,652
Treasury stock at cost, 27,070,536 and 25,964,088 shares at September 30, 2018 and December 31, 2017, respectively	(884,200)	(814,809)
Accumulated other comprehensive income	3,542	9,454
Stockholders' Equity – BWX Technologies, Inc.	392,452	285,394
Noncontrolling interest	49	363
Total Stockholders' Equity	392,501	285,757
TOTAL	$1,735,704	$1,712,339
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$425,507	$419,360	$1,321,891	$1,257,600
Costs and Expenses:
Cost of operations	326,314	302,267	971,887	883,839
Research and development costs	3,959	2,597	11,673	5,268
Losses (gains) on asset disposals and impairments, net	243	(2)	(2)	(33)
Selling, general and administrative expenses	53,919	51,351	159,199	150,881
Total Costs and Expenses	384,435	356,213	1,142,757	1,039,955
Equity in Income of Investees	9,323	3,630	22,698	10,832
Operating Income	50,395	66,777	201,832	228,477
Other Income (Expense):
Interest income	1,121	402	2,340	750
Interest expense	(7,925)	(3,837)	(19,354)	(11,260)
Other – net	40,968	7,252	63,984	21,487
Total Other Income (Expense)	34,164	3,817	46,970	10,977
Income before Provision for Income Taxes	84,559	70,594	248,802	239,454
Provision for Income Taxes	6,482	23,901	43,578	75,556
Net Income	$78,077	$46,693	$205,224	$163,898
Net Income Attributable to Noncontrolling Interest	(158)	(140)	(201)	(364)
Net Income Attributable to BWX Technologies, Inc.	$77,919	$46,553	$205,023	$163,534
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.78	$0.47	$2.06	$1.65
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.78	$0.46	$2.04	$1.63
Shares used in the computation of earnings per share (Note 10):
Basic	99,421,031	99,328,677	99,542,933	99,313,264
Diluted	100,420,766	100,260,255	100,501,597	100,367,383
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited) (In thousands)
Net Income	$78,077	$46,693	$205,224	$163,898
Other Comprehensive Income (Loss):
Currency translation adjustments	2,008	4,590	(4,725)	7,425
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $24, $90, $(5) and $(149), respectively	(39)	(259)	7	429
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $7, $(71), $16 and $0, respectively	(26)	204	(41)	(3)
Amortization of benefit plan costs, net of tax benefit of $(78), $(146), $(286) and $(459), respectively	360	282	1,145	861
Investments:
Unrealized losses arising during the period, net of tax benefit (provision) of $270, $(52), $270 and $(182), respectively	(388)	(227)	(432)	(1,531)
Reclassification adjustment for losses (gains) included in net income, net of tax provision of $25, $5, $25 and $19, respectively	379	(9)	379	(143)
Other Comprehensive Income (Loss)	2,294	4,581	(3,667)	7,038
Total Comprehensive Income	80,371	51,274	201,557	170,936
Comprehensive Income Attributable to Noncontrolling Interest	(158)	(140)	(201)	(364)
Comprehensive Income Attributable to BWX Technologies, Inc.	$80,213	$51,134	$201,356	$170,572
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2017	125,381,591	$1,254	$98,843	$990,652	$9,454	$(814,809)	$285,394	$363	$285,757
Recently adopted accounting standards	—	—	—	12,171	(2,245)	—	9,926		9,926
Net income	—	—	—	205,023	—	—	205,023	201	205,224
Dividends declared ($0.48 per share)	—	—	—	(48,294)	—	—	(48,294)	—	(48,294)
Currency translation adjustments	—	—	—	—	(4,725)	—	(4,725)	—	(4,725)
Derivative financial instruments	—	—	—	—	(34)	—	(34)	—	(34)
Defined benefit obligations	—	—	—	—	1,145	—	1,145	—	1,145
Available-for-sale investments	—	—	—	—	(53)	—	(53)	—	(53)
Exercise of stock options	207,686	2	4,940	—	—	—	4,942	—	4,942
Shares placed in treasury	—	—	—	—	—	(69,391)	(69,391)	—	(69,391)
Stock-based compensation charges	207,394	2	8,517	—	—	—	8,519	—	8,519
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(515)	(515)
Balance September 30, 2018 (unaudited)	125,796,671	$1,258	$112,300	$1,159,552	$3,542	$(884,200)	$392,452	$49	$392,501

Balance December 31, 2016	124,149,609	$1,241	$22,018	$885,117	$3,811	$(762,169)	$150,018	$392	$150,410
Net income	—	—	—	163,534	—	—	163,534	364	163,898
Dividends declared ($0.31 per share)	—	—	—	(31,107)	—	—	(31,107)	—	(31,107)
Currency translation adjustments	—	—	—	—	7,425	—	7,425	—	7,425
Derivative financial instruments	—	—	—	—	426	—	426	—	426
Defined benefit obligations	—	—	—	—	861	—	861	—	861
Available-for-sale investments	—	—	—	—	(1,674)	—	(1,674)	—	(1,674)
Exercise of stock options	874,872	9	20,602	—	—	—	20,611	—	20,611
Shares placed in treasury	—	—	39,907	—	—	(51,980)	(12,073)	—	(12,073)
Stock-based compensation charges	286,187	3	9,876	—	—	—	9,879	—	9,879
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(415)	(415)
Balance September 30, 2017 (unaudited)	125,310,668	$1,253	$92,403	$1,017,544	$10,849	$(814,149)	$307,900	$341	$308,241
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$205,224	$163,898
Non-cash items included in net income from continuing operations:
Depreciation and amortization	43,692	42,135
Income of investees, net of dividends	(8,471)	731
Gains on asset disposals and impairments, net	(2)	(33)
Gain on forward contracts	(4,743)	—
Recognition of debt issuance costs from Former Credit Facility	2,441	—
Provision for deferred taxes	38,685	17,501
Recognition of (gains) losses for pension and postretirement plans	(33,699)	1,320
Stock-based compensation expense	8,519	9,879
Changes in assets and liabilities:
Accounts receivable	3,384	(17,748)
Accounts payable	2,061	(10,978)
Contracts in progress and advance billings on contracts	(35,049)	(2,963)
Income taxes	(46,511)	21,587
Accrued and other current liabilities	3,344	(33,736)
Pension liability, accrued postretirement benefit obligation and employee benefits	(184,898)	(47,109)
Other, net	(2,418)	345
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,441)	144,829
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(60,488)	(49,361)
Acquisition of business	(212,993)	—
Purchases of securities	(3,111)	(3,237)
Sales and maturities of securities	3,378	12,406
Investments, net of return of capital, in equity method investees	(9,037)	2,142
Proceeds from asset disposals	499	142
Other, net	4,743	(24)
NET CASH USED IN INVESTING ACTIVITIES	(277,009)	(37,932)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	901,300	73,600
Repayments of long-term debt	(624,987)	(94,320)
Payment of debt issuance costs	(9,443)	—
Repurchase of common shares	(62,558)	—
Dividends paid to common shareholders	(48,014)	(31,072)
Exercise of stock options	3,511	16,019
Cash paid for shares withheld to satisfy employee taxes	(5,402)	(7,389)
Other	(515)	(415)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	153,892	(43,577)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(8,464)	15,290
TOTAL (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(140,022)	78,610
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	213,144	134,600
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,122	$213,210
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,325	$10,762
Income taxes (net of refunds)	$51,779	$36,425
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$13,457	$7,680
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at September 30, 2018 and for the three and nine months ended September 30, 2018. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
Unless the context otherwise indicates, "we," "us" and "our" mean BWXT and its consolidated subsidiaries.
Reportable Segments
We operate in three reportable segments: Nuclear Operations Group, Nuclear Services Group and Nuclear Power Group. Our reportable segments are further described as follows:

•
Our Nuclear Operations Group segment manufactures naval nuclear reactors for the Naval Nuclear Propulsion Program for use in U.S. Navy submarines and aircraft carriers. Through this segment, we own and operate manufacturing facilities located in Lynchburg, Virginia; Barberton, Ohio; Mount Vernon, Indiana; Euclid, Ohio; and Erwin, Tennessee. The Lynchburg operations fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. The Barberton and Mount Vernon locations specialize in the design and manufacture of heavy components inclusive of development and fabrication activities for submarine missile launch tubes at the Mount Vernon facility. The Euclid facility fabricates electro-mechanical equipment and performs design, manufacturing, inspection, assembly and testing activities. Fuel for the naval nuclear reactors is provided by Nuclear Fuel Services, Inc. ("NFS"), one of our wholly owned subsidiaries. Located in Erwin, NFS also downblends Cold War-era government stockpiles of high-enriched uranium into material suitable for further processing into commercial nuclear reactor fuel.

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
On July 30, 2018, our subsidiary BWXT ITG Canada, Inc. acquired Sotera Health's Nordion medical isotope business (the "MI business") for $213.0 million, subject to customary working capital, cash and debt adjustments. The MI business is a leading global manufacturer and supplier of critical medical isotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses. Its customers include radiopharmaceutical companies, hospitals and radiopharmacies. Its primary operations are located in Kanata, Ontario and Vancouver, British Columbia. This acquisition adds approximately 150 highly trained and experienced personnel, two specialized production centers and a uniquely licensed infrastructure. In addition to the growing portfolio of radioisotope products we acquired, the MI business will be the platform from which we plan to launch our Molybdenum-99 product line and a number of future radioisotope-based imaging and therapeutic products. This business is reported as part of our Nuclear Power Group segment. See Note 2 for additional information on the acquisition of the MI business.
See Note 9 for financial information about our segments. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and the related footnotes included in our 2017 10-K.
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
Contracts and Revenue Recognition
We generally recognize contract revenues and related costs over time for individual performance obligations based on a cost-to-cost method in accordance with Financial Accounting Standards Board ("FASB") Topic Revenue from Contracts with Customers. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress toward completion as a percentage of the total project (percentage-of-completion basis). Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for uninstalled materials, if such costs do not depict our performance in transferring control of goods or services to the customer. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. Certain of our contracts recognize revenue at a point in time, and revenue on these contracts is recognized when control transfers to the customer. The majority of our revenue that is recognized at a point in time is related to parts and certain medical isotopes and radiopharmaceuticals in our Nuclear Power Group segment. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.
Accumulated Other Comprehensive Income
The components of Accumulated other comprehensive income included in Stockholders' Equity are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Currency translation adjustments	$8,423	$13,148
Net unrealized gain on derivative financial instruments	319	353
Unrecognized prior service cost on benefit obligations	(5,092)	(6,237)
Net unrealized gain (loss) on available-for-sale investments	(108)	2,190
Accumulated other comprehensive income	$3,542	$9,454
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

The amounts reclassified out of Accumulated other comprehensive income by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$(86)	$195	$(90)	$182	Revenues
	119	(470)	147	(179)	Cost of operations
	33	(275)	57	3	Total before tax
	(7)	71	(16)	—	Provision for Income Taxes
	$26	$(204)	$41	$3	Net Income
Amortization of prior service cost on benefit obligations	$(438)	$(428)	$(1,431)	$(1,320)	Other – net
	78	146	286	459	Provision for Income Taxes
	$(360)	$(282)	$(1,145)	$(861)	Net Income
Realized gain (loss) on investments	$(354)	$14	$(354)	$162	Other – net
	(25)	(5)	(25)	(19)	Provision for Income Taxes
	$(379)	$9	$(379)	$143	Net Income
Total reclassification for the period	$(713)	$(477)	$(1,483)	$(715)
Inventories
At September 30, 2018 and December 31, 2017, Other current assets included inventories totaling $15.5 million and $8.6 million, respectively, consisting entirely of raw materials and supplies.
Restricted Cash and Cash Equivalents
At September 30, 2018, we had restricted cash and cash equivalents totaling $7.0 million, $2.6 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $4.4 million of which was held to meet reinsurance reserve requirements of our captive insurer.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents within our condensed consolidated balance sheets to the totals presented in our condensed consolidated statement of cash flows:

	September 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$66,125	$203,404
Restricted cash and cash equivalents	4,359	7,105
Restricted cash and cash equivalents included in Other Assets	2,638	2,635
Total cash and cash equivalents and restricted cash and cash equivalents as presented in our condensed consolidated statement of cash flows	$73,122	$213,144
Warranty Expense
We accrue estimated warranty expense, included in Cost of operations on our condensed consolidated statements of income, to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows.

The following summarizes the changes in the carrying amount of our Accrued warranty expense:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Balance at beginning of period	$13,428	$11,477
Additions	1,136	1,011
Expirations and other changes	(1,400)	(188)
Payments	(482)	(21)
Translation	(256)	434
Balance at end of period	$12,426	$12,713
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
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted, making significant changes to existing U.S. tax laws that impact us, including, but not limited to, a reduction to the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, the taxation of global intangible low-taxed income ("GILTI") and additional deduction limitations related to executive compensation. We recognized the income tax effects of the Act within our condensed consolidated financial statements in accordance with FASB Topic Income Taxes. Our Canadian operations continue to be subject to tax at a local statutory rate of approximately 25%.
Our effective tax rate for the three months ended September 30, 2018 was 7.7% as compared to 33.9% for the three months ended September 30, 2017. Our effective tax rate for the nine months ended September 30, 2018 was 17.5% as compared to 31.6% for the nine months ended September 30, 2017. The effective tax rates for the three and nine months ended September 30, 2018 were lower than the 2018 U.S. corporate income tax rate of 21% primarily due to remeasurement adjustments to our deferred tax assets as a result of accelerating additional contributions made in August 2018 to certain of our domestic pension plans for inclusion in our 2017 U.S. tax return. Our effective tax rate for the nine months ended September 30, 2017 was lower than the 2017 U.S. corporate income tax rate of 35% primarily due to benefits recognized for excess tax benefits related to employee share-based payments of $5.4 million.
As of September 30, 2018, we had gross unrecognized tax benefits of $0.3 million (exclusive of interest and federal and state benefits), all of which would reduce our effective tax rate if recognized.
Recently Adopted Accounting Standards
There were no accounting standards adopted during the period covered by this Form 10-Q. For more information regarding recently adopted accounting standards, refer to Note 1 to the consolidated financial statements in Part II of our 2017 10-K, as updated by our Form 10-Q for the quarter ended March 31, 2018.
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

NOTE 2 – ACQUISITIONS
Acquisition of Sotera Health LLC's Nordion Medical Isotope Business
On July 30, 2018, our subsidiary BWXT ITG Canada, Inc. acquired Sotera Health's Nordion medical isotope business (the "MI business") for $213.0 million, subject to customary working capital, cash and debt adjustments. The MI business is a leading global manufacturer and supplier of critical medical isotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses. Its customers include radiopharmaceutical companies, hospitals and radiopharmacies. Its primary operations are located in Kanata, Ontario and Vancouver, British Columbia. This acquisition adds approximately 150 highly trained and experienced personnel, two specialized production centers and a uniquely licensed infrastructure. In addition to the growing portfolio of radioisotope products we acquired, the MI business will be the platform from which we plan to launch our Molybdenum-99 product line and a number of future radioisotope-based imaging and therapeutic products. This business is reported as part of our Nuclear Power Group segment.
The purchase price of the acquisition has been allocated among assets acquired and liabilities assumed at fair value, with the excess purchase price recorded as goodwill. Our preliminary purchase price allocation, as follows, is subject to change upon receipt of additional information and completion of further analysis, including, but not limited to, finalization of valuations related to long-lived and intangible assets (amounts in thousands):

Accounts receivable – trade	$7,732
Contracts in progress	51
Inventories	2,113
Other current assets	97
Property, plant and equipment	12,948
Goodwill	62,495
Deferred Income Taxes	3,006
Intangible assets	139,257
Total assets acquired	$227,699
Accounts payable	$654
Accrued employee benefits	579
Accrued liabilities – other	1,665
Environmental liabilities	2,062
Pension liability	9,746
Total liabilities assumed	$14,706
Net assets acquired	$212,993
Amount of tax deductible goodwill	$53,693
The intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
Technical support agreement and relationship	$67,500	23 years
Unpatented technology	$33,000	19 years
Favorable operating leases	$28,157	13-30 years
Customer relationship	$10,600	19 years
Our consolidated financial statements for the three and nine months ended September 30, 2018 include $8.0 million of revenues and $0.5 million of net income related to the MI business operations occurring from the acquisition date to September 30, 2018. Additionally, the following unaudited pro forma financial information presents our results of operations for the three and nine months ended September 30, 2018 and 2017 as if the acquisition of the MI business had occurred on January 1, 2017. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2017. This information is presented for comparative purposes only and should not be taken as representative of our future consolidated results of operations.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands, except per share amounts)
Revenues	$429,558	$429,791	$1,347,031	$1,285,536
Net Income Attributable to BWX Technologies, Inc.	$79,141	$45,788	$206,435	$159,499
Basic Earnings per Common Share	$0.80	$0.46	$2.07	$1.61
Diluted Earnings per Common Share	$0.79	$0.46	$2.05	$1.59
The unaudited pro forma results include the following pre-tax adjustments to the historical results presented above:

•
Increase in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of approximately $0.5 million and $3.7 million for the three and nine months ended September 30, 2018, respectively, and $1.6 million and $4.8 million for the three and nine months ended September 30, 2017, respectively.

•
Additional interest expense associated with the incremental borrowings that would have been incurred to acquire the MI business as of January 1, 2017 of approximately $2.4 million for the nine months ended September 30, 2018, and $1.4 million and $3.8 million for the three and nine months ended September 30, 2017, respectively.

•	Elimination of $0.9 million and $2.5 million in acquisition related costs recognized in the three and nine months ended September 30, 2018, respectively, that are not expected to be recurring.
NOTE 3 – REVENUE RECOGNITION
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
Nuclear Power Group
Our Nuclear Power Group segment recognizes revenue over time using a cost-to-cost method for the manufacturing of large components, non-standard parts, fuel bundles and service contracts as control continually transfers to the customers. For standard parts, revenue is recognized at the point in time control transfers to the customer, which is consistent with the transfer of ownership. For medical isotopes, we recognize revenue either at the point in time control transfers to the customer or over time using a unit of output method. This segment generates revenue primarily from firm-fixed-price contracts that do not contain variable consideration as well as time-and-materials based contracts. Certain of these contracts contain assurance warranties and/or provisions for liquidated damages, which are expected to have an immaterial impact to the contracts based on our historical experience. We are entitled to payment on the majority of our Nuclear Power Group segment contracts when we achieve certain milestones related to our progress.

Disaggregated Revenues
Revenues by geographical area and customer type are as follows:

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total
	(In thousands)
United States:
Government	$315,744	$27,120	$—	$342,864	$960,271	$81,175	$—	$1,041,446
Non-Government	2,066	536	3,890	6,492	5,915	7,623	4,477	18,015
	$317,810	$27,656	$3,890	$349,356	$966,186	$88,798	$4,477	$1,059,461
Canada:
Government	$358	$—	$—	$358	$358	$—	$—	$358
Non-Government	161	611	65,234	66,006	161	2,096	212,302	214,559
	$519	$611	$65,234	$66,364	$519	$2,096	$212,302	$214,917
Other:
Government	$—	$—	$—	$—	$—	$—	$—	$—
Non-Government	996	99	10,038	11,133	1,391	101	50,896	52,388
	$996	$99	$10,038	$11,133	$1,391	$101	$50,896	$52,388
Segment Revenues	$319,325	$28,366	$79,162	426,853	$968,096	$90,995	$267,675	1,326,766
Adjustments and Eliminations				(1,346)				(4,875)
Revenues				$425,507				$1,321,891
Revenues by timing of transfer of goods or services are as follows:

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total
	(In thousands)
Over-time	$319,325	$28,366	$66,219	$413,910	$968,096	$90,995	$240,652	$1,299,743
Point-in-time	—	—	12,943	12,943	—	—	27,023	27,023
Segment Revenues	$319,325	$28,366	$79,162	426,853	$968,096	$90,995	$267,675	1,326,766
Adjustments and Eliminations				(1,346)				(4,875)
Revenues				$425,507				$1,321,891
Revenues by contract type are as follows:

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total
	(In thousands)
Fixed-Price Incentive Fee	$255,944	$—	$3,748	$259,692	$763,334	$—	$13,365	$776,699
Firm-Fixed-Price	38,262	4,393	58,451	101,106	137,792	15,435	177,035	330,262
Cost-Plus Fee	25,117	23,496	—	48,613	66,800	73,535	45	140,380
Time-and-Materials	2	477	16,963	17,442	170	2,025	77,230	79,425
Segment Revenues	$319,325	$28,366	$79,162	426,853	$968,096	$90,995	$267,675	1,326,766
Adjustments and Eliminations				(1,346)				(4,875)
Revenues				$425,507				$1,321,891

Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenue and/or costs of contracts. During the nine months ended September 30, 2018, we recognized net favorable changes in estimates that resulted in increases in revenue of $23.4 million and an increase in cost of operations of $12.3 million. Included in these amounts are contract adjustments resulting from rework issues related to the manufacture of non-nuclear components being produced within our Nuclear Operations Group segment. We have recognized decreases in operating income of $26.7 million and $29.2 million for the three and nine months ended September 30, 2018, respectively, related to this matter. These contract adjustments resulted in a decrease in earnings per share of $0.21 and $0.23 for the three and nine months ended September 30, 2018, respectively.
Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized over time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the nine months ended September 30, 2018, our unbilled receivables increased $66.0 million, primarily as a result of revenue in excess of billings on certain firm-fixed-price contracts within our Nuclear Operations Group segment and the timing of milestone billings on large components and contracts started in 2018 within our Nuclear Power Group segment. Our fixed-price incentive fee contracts for our Nuclear Operations Group segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments made during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts. This resulted in an increase in retainages on contracts from January 1 to September 30, 2018 as shown below:

	September 30,	January 1,
	2018	2018
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$316,341	$250,325
Included in Accounts receivable – trade, net:
Retainages	$102,555	$82,801
Included in Other Assets:
Retainages	$1,626	$1,669
Advance billings on contracts	$104,646	$73,390
During the nine months ended September 30, 2018, we recognized $49.0 million of revenue that was in Advance billings on contracts at January 1, 2018.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Of the September 30, 2018 remaining performance obligations on our contracts with customers, we expect to recognize revenues as follows:

	2018	2019	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$304	$889	$1,747	$2,940
Nuclear Services Group	18	3	5	26
Nuclear Power Group	84	176	608	868
Total Remaining Performance Obligations	$406	$1,068	$2,360	$3,834

Historical Method
Prior to the adoption of FASB Topic Revenue from Contracts with Customers, we accounted for revenue under previous GAAP. In accordance with our adoption of the new revenue recognition standard utilizing the modified retrospective approach, we are required to disclose the impact on our financial statements on a line item basis.
A comparison of certain line items in our condensed consolidated balance sheet is shown below:

	September 30, 2018
	Current Method	Historical Method
	(In thousands)
Assets:
Contracts in progress	$326,355	$352,389
Deferred Income Taxes	$45,105	$46,785
Liabilities:
Accrued liabilities – other	$53,508	$50,435
Advance billings on contracts	$104,646	$150,081
Stockholders' Equity:
Retained earnings	$1,159,552	$1,144,904
Differences in the amounts above are primarily the result of the initial adoption of the new revenue recognition standard. Additional differences were caused by revenue under the current method being $8.5 million higher than the historical method as discussed below.
A comparison of certain line items in our condensed consolidated statements of income is shown below:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Current Method	Historical Method	Current Method	Historical Method
	(In thousands)
Revenues	$425,507	$407,759	$1,321,891	$1,313,392
Cost of operations	$326,314	$315,196	$971,887	$969,683
Operating Income	$50,395	$43,765	$201,832	$195,537
Provision for Income Taxes	$6,482	$4,962	$43,578	$42,005
Net Income	$78,077	$72,967	$205,224	$200,502
We recognized $17.7 million and $8.5 million more revenue under the current method compared to the historical method for the three and nine months ended September 30, 2018, respectively. This was primarily driven by more progress being achieved on contracts as a result of using a cost-to-cost method for measuring progress under the current method as compared to man-hours or units of output under our historical method.

NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended September 30, 2018 and 2017, these amounts were $2.5 million and $1.8 million, respectively. For the nine months ended September 30, 2018 and 2017, these amounts were $7.7 million and $6.4 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended September 30, 2018 and 2017, these amounts were $(42.4) million and $(6.9) million, respectively. For the nine months ended September 30, 2018 and 2017, these amounts were $(60.1) million and $(20.8) million, respectively. Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)
Service cost	$2,380	$1,721	$7,198	$6,017	$132	$116	$459	$423
Interest cost	11,575	13,727	36,225	40,735	504	557	1,404	1,635
Expected return on plan assets	(19,272)	(21,019)	(62,450)	(62,659)	(548)	(596)	(1,581)	(1,787)
Amortization of prior service cost (credit)	565	506	1,665	1,556	(127)	(79)	(234)	(236)
Recognized net actuarial gain	(35,130)	—	(35,130)	—	—	—	—	—
Net periodic benefit (income) cost	$(39,882)	$(5,065)	$(52,492)	$(14,351)	$(39)	$(2)	$48	$35
We immediately recognize net actuarial gains and losses for our pension and postretirement benefit plans into earnings as a component of net periodic benefit cost. In July 2018, we completed the purchase of a group annuity contract to transfer certain domestic pension benefit obligations of $244.1 million to an insurance company for approximately 1,300 retirees. As a result, we remeasured two of our domestic pension plans resulting in the recognition of a net actuarial gain of $35.1 million in Other – net within the condensed consolidated statement of income, which includes a $10.4 million settlement loss and a $45.5 million actuarial gain.
We made contributions to our pension and postretirement plans totaling $157.9 million during the nine months ended September 30, 2018. In August 2018, we accelerated $118.1 million of pension contributions to certain domestic pension plans in order to capture a tax benefit in our 2017 U.S. tax return due to the change in corporate tax rates. For the remainder of 2018, we expect cash requirements totaling approximately $3.6 million for contributions to our pension and other postretirement benefit plans.
NOTE 5 – COMMITMENTS AND CONTINGENCIES
Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 10 to the consolidated financial statements in Part II of our 2017 10-K.
Investigations and Litigation
Apollo and Parks Township
In January 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against Babcock & Wilcox Power Generation Group, Inc. ("B&W PGG"), Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc. and now known as BWXT Technical Services Group, Inc. (the "BWXT Parties") and Atlantic Richfield Company ("ARCO") in the U.S. District Court for the Western District of Pennsylvania. Since January 2010, additional suits were filed by additional plaintiffs and there were 17 lawsuits pending in the U.S. District Court for the Western District of Pennsylvania (the "Trial Court") against the BWXT Parties and ARCO, including the most recent lawsuits filed in June and October 2015. In total, the suits involved approximately 107 primary claimants. The primary claimants alleged, among other things, personal injuries and property damage as a result of alleged releases of radioactive material relating to the operation, remediation and/or decommissioning of two former nuclear fuel processing facilities located in the Borough of Apollo and Parks Township, Pennsylvania (collectively, the "Apollo and Parks Litigation"). Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO ("NUMEC"), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Litigation sought compensatory and punitive damages.
Between May 2015 and March 2016, the presiding judge in the Apollo and Parks Litigation granted the BWXT Parties' motions to dismiss or motions for summary judgment in all 17 of the existing lawsuits. Accordingly, all claims in the Apollo and Parks Litigation have been dismissed by the Trial Court. All plaintiffs filed notices of appeal, and the appeals were consolidated in the U.S. Court of Appeals for the Third Circuit (the "Court of Appeals"). On August 23, 2017, the Court of Appeals affirmed the rulings of the Trial Court, dismissing all claims against the BWXT Parties and other defendants in the cases. Plaintiffs filed a notice of petition for rehearing, which was denied by the Court of Appeals on September 21, 2017. The plaintiffs filed a writ of certiorari for review by the U.S. Supreme Court on December 20, 2017. On February 20, 2018, the U.S. Supreme Court denied plaintiffs' petition for writ of certiorari making the Court of Appeals decision affirming the dismissal of all 17 lawsuits final.
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At September 30, 2018, we had deferred approximately $0.3 million of net gains on these derivative financial instruments in Accumulated other comprehensive income. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months.
At September 30, 2018, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $49.0 million at September 30, 2018, with maturities extending to December 2021. These instruments consist primarily of contracts to purchase or sell Canadian dollars. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.

The following tables summarize our derivative financial instruments at September 30, 2018 and December 31, 2017:

	Asset and Liability Derivatives
	September 30, 2018	December 31, 2017
	(In thousands)
Derivatives Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable – other	$218	$250
Other Assets	$211	$348
Accounts payable	$120	$177
Other Liabilities	$152	$93
The effects of derivatives on our financial statements are outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
FX Forward Contracts:
Amount of gain (loss) recognized in other comprehensive income	$(63)	$(349)	$12	$578
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings: effective portion
Location
Revenues	$(86)	$195	$(90)	$182
Cost of operations	$119	$(470)	$147	$(179)
Derivatives Not Designated as Hedges:
FX Forward Contracts:
Gain (loss) recognized in income
Location
Other – net	$(1,254)	$—	$4,743	$—
NOTE 7 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at September 30, 2018:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities
Equities	$1,851	$—	$1,851	$—
Mutual funds	5,170	—	5,170	—
Available-for-sale securities
U.S. Government and agency securities	1,982	1,982	—	—
Corporate bonds	2,228	1,479	749	—
Asset-backed securities and collateralized mortgage obligations	105	—	105	—
Total	$11,336	$3,461	$7,875	$—

The following is a summary of our investments measured at fair value at December 31, 2017:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Available-for-sale securities
U.S. Government and agency securities	$1,299	$1,299	$—	$—
Corporate bonds	3,169	1,534	1,635	—
Equities	2,759	—	2,759	—
Mutual funds	4,847	—	4,847	—
Asset-backed securities and collateralized mortgage obligations	161	—	161	—
Total	$12,235	$2,833	$9,402	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At September 30, 2018 and December 31, 2017, we had forward contracts outstanding to purchase or sell Canadian dollars, with a total fair value of $0.2 million and $0.3 million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair values of our debt instruments approximated their carrying values at September 30, 2018 and December 31, 2017.
NOTE 8 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended September 30, 2018 and 2017 totaled $2.8 million and $3.9 million, respectively, with associated tax benefit totaling $0.5 million and $1.4 million, respectively. Stock-based compensation recognized for all of our plans for the nine months ended September 30, 2018 and 2017 totaled $9.1 million and $12.6 million, respectively, with associated tax benefit totaling $1.7 million and $4.4 million, respectively.

NOTE 9 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
REVENUES:
Nuclear Operations Group	$319,325	$324,545	$968,096	$962,492
Nuclear Services Group	28,366	27,507	90,995	100,146
Nuclear Power Group	79,162	68,621	267,675	200,864
Adjustments and Eliminations (1)	(1,346)	(1,313)	(4,875)	(5,902)
	$425,507	$419,360	$1,321,891	$1,257,600

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Nuclear Operations Group Transfers	$(978)	$(192)	$(2,958)	$(592)
Nuclear Services Group Transfers	(273)	(1,043)	(1,813)	(5,113)
Nuclear Power Group Transfers	(95)	(78)	(104)	(197)
	$(1,346)	$(1,313)	$(4,875)	$(5,902)
OPERATING INCOME:
Nuclear Operations Group	$45,580	$66,459	$180,283	$203,503
Nuclear Services Group	6,494	776	11,182	16,577
Nuclear Power Group	9,063	8,426	38,637	27,094
Other	(5,142)	(2,255)	(13,542)	(4,937)
	$55,995	$73,406	$216,560	$242,237
Unallocated Corporate (2)	(5,600)	(6,629)	(14,728)	(13,760)
Total Operating Income	$50,395	$66,777	$201,832	$228,477
Other Income (Expense):
Interest income	1,121	402	2,340	750
Interest expense	(7,925)	(3,837)	(19,354)	(11,260)
Other – net	40,968	7,252	63,984	21,487
Total Other Income (Expense)	34,164	3,817	46,970	10,977
Income before Provision for Income Taxes	$84,559	$70,594	$248,802	$239,454

(2)	Unallocated corporate includes general corporate overhead not allocated to segments.

NOTE 10 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$77,919	$46,553	$205,023	$163,534
Weighted-average common shares	99,421,031	99,328,677	99,542,933	99,313,264
Basic earnings per common share	$0.78	$0.47	$2.06	$1.65
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$77,919	$46,553	$205,023	$163,534
Weighted-average common shares (basic)	99,421,031	99,328,677	99,542,933	99,313,264
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	999,735	931,578	958,664	1,054,119
Adjusted weighted-average common shares	100,420,766	100,260,255	100,501,597	100,367,383
Diluted earnings per common share	$0.78	$0.46	$2.04	$1.63

(1)	At September 30, 2018 and 2017, none of our shares were antidilutive.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Acquisition of Sotera Health LLC's Nordion Medical Isotope Business
On July 30, 2018, our subsidiary BWXT ITG Canada, Inc. acquired Sotera Health's Nordion medical isotope business (the "MI business") for $213.0 million, subject to customary working capital, cash and debt adjustments. The MI business is a leading global manufacturer and supplier of critical medical isotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses. Its customers include radiopharmaceutical companies, hospitals and radiopharmacies. Its primary operations are located in Kanata, Ontario and Vancouver, British Columbia. This acquisition adds approximately 150 highly trained and experienced personnel, two specialized production centers and a uniquely licensed infrastructure. In addition to the growing portfolio of radioisotope products we acquired, the MI business will be the platform from which we plan to launch our Molybdenum-99 product line and a number of future radioisotope-based imaging and therapeutic products. This business is reported as part of our Nuclear Power Group segment.
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 10-K. There have been no material changes to our policies during the nine months ended September 30, 2018 with the exception of changes to Financial Accounting Standards Board ("FASB") Topics Revenue from Contracts with Customers and Compensation – Retirement Benefits as described in the notes to our condensed consolidated financial statements in Item 1 of our Form 10-Q for the quarter ended March 31, 2018.
Accounting for Contracts
On certain of our performance obligations, we recognize revenue over time. In accordance with FASB Topic Revenue from Contracts with Customers, we are required to estimate the total amount of costs on these performance obligations. As of September 30, 2018, we have provided for the estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. During the nine months ended September 30, 2018, we recognized net favorable changes in estimates that resulted in increases in revenue of $23.4 million and an increase in cost of operations of $12.3 million. Included in these amounts are contract adjustments resulting from rework issues related to the manufacture of non-nuclear components being produced within our Nuclear Operations Group segment. We have recognized decreases to operating income of $26.7 million and $29.2 million for the three and nine months ended September 30, 2018, respectively, related to this matter. These contract adjustments resulted in a decrease in earnings per share of $0.21 and $0.23 for the three and nine months ended September 30, 2018, respectively. During the nine months ended September 30, 2017, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased operating income by approximately $22.0 million.
RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 VS. THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
Selected financial highlights are presented in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	$ Change	2018	2017	$ Change
	(In thousands)
REVENUES:
Nuclear Operations Group	$319,325	$324,545	$(5,220)	$968,096	$962,492	$5,604
Nuclear Services Group	28,366	27,507	859	90,995	100,146	(9,151)
Nuclear Power Group	79,162	68,621	10,541	267,675	200,864	66,811
Adjustments and Eliminations	(1,346)	(1,313)	(33)	(4,875)	(5,902)	1,027
	$425,507	$419,360	$6,147	$1,321,891	$1,257,600	$64,291
OPERATING INCOME:
Nuclear Operations Group	$45,580	$66,459	$(20,879)	$180,283	$203,503	$(23,220)
Nuclear Services Group	6,494	776	5,718	11,182	16,577	(5,395)
Nuclear Power Group	9,063	8,426	637	38,637	27,094	11,543
Other	(5,142)	(2,255)	(2,887)	(13,542)	(4,937)	(8,605)
	$55,995	$73,406	$(17,411)	$216,560	$242,237	$(25,677)
Unallocated Corporate	(5,600)	(6,629)	1,029	(14,728)	(13,760)	(968)
Total Operating Income	$50,395	$66,777	$(16,382)	$201,832	$228,477	$(26,645)
Consolidated Results of Operations
Three months ended September 30, 2018 vs. 2017
Consolidated revenues increased 1.5%, or $6.1 million, to $425.5 million in the three months ended September 30, 2018 compared to $419.4 million for the corresponding period in 2017, due to increases in revenues from our Nuclear Services Group and Nuclear Power Group segments totaling $0.9 million and $10.5 million, respectively. These increases were partially offset by a decrease in revenues in our Nuclear Operations Group segment of $5.2 million.
Consolidated operating income decreased $16.4 million to $50.4 million in the three months ended September 30, 2018 compared to $66.8 million for the corresponding period of 2017. Operating income in our Nuclear Operations Group and Other segments decreased by $20.9 million and $2.9 million, respectively. The decrease associated with the Nuclear Operations Group segment was primarily due to contract adjustments related to the manufacture of non-nuclear components of $26.7 million. These decreases were partially offset by operating income improvements in our Nuclear Services Group and Nuclear Power Group segments of $5.7 million and $0.6 million, respectively. Unallocated corporate expenses also decreased by $1.0 million when compared to the corresponding period of 2017.

Nine months ended September 30, 2018 vs. 2017
Consolidated revenues increased 5.1%, or $64.3 million, to $1,321.9 million in the nine months ended September 30, 2018 compared to $1,257.6 million for the corresponding period in 2017, due to increases in revenues from our Nuclear Operations Group and Nuclear Power Group segments totaling $5.6 million and $66.8 million, respectively. These increases were partially offset by a decrease in revenues in our Nuclear Services Group segment of $9.2 million.
Consolidated operating income decreased $26.6 million to $201.8 million in the nine months ended September 30, 2018 compared to $228.5 million for the corresponding period of 2017. Operating income in our Nuclear Operations Group, Nuclear Services Group and Other segments decreased by $23.2 million, $5.4 million and $8.6 million, respectively. The decrease associated with the Nuclear Operations Group segment was primarily due to contract adjustments related to the manufacture of non-nuclear components of $29.2 million. Operating income in our Nuclear Services Group segment decreased primarily due to the settlement of a contract dispute of $7.9 million that was recorded in 2017. In addition, unallocated corporate expenses were higher by $1.0 million when compared to the corresponding period of 2017. These decreases were partially offset by operating income improvements in our Nuclear Power Group segment of $11.5 million.
Nuclear Operations Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	$ Change	2018	2017	$ Change
	(In thousands)
Revenues	$319,325	$324,545	$(5,220)	$968,096	$962,492	$5,604
Operating Income	$45,580	$66,459	$(20,879)	$180,283	$203,503	$(23,220)
% of Revenues	14.3%	20.5%		18.6%	21.1%
Three months ended September 30, 2018 vs. 2017
Revenues decreased 1.6%, or $5.2 million, to $319.3 million in the three months ended September 30, 2018 compared to $324.5 million for the corresponding period of 2017. The decrease was primarily attributable to lower activity in the manufacturing of non-nuclear components for U.S. Government programs, which was partially offset by increased activity in our naval nuclear fuel and downblending operations.
Operating income decreased $20.9 million to $45.6 million in the three months ended September 30, 2018 compared to $66.5 million for the corresponding period of 2017. The decrease was primarily due to contract adjustments resulting from rework issues related to the manufacture of non-nuclear components of $26.7 million, which was partially offset by increased income in our naval nuclear fuel and downblending operations.
Nine months ended September 30, 2018 vs. 2017
Revenues increased 0.6%, or $5.6 million, to $968.1 million in the nine months ended September 30, 2018 compared to $962.5 million for the corresponding period of 2017. The increase was primarily attributable to increased activity in our naval nuclear fuel and downblending operations, which was partially offset by a decrease in activity related to the manufacturing of nuclear components for U.S. Government programs.
Operating income decreased $23.2 million to $180.3 million in the nine months ended September 30, 2018 compared to $203.5 million for the corresponding period of 2017. The decrease was primarily due to contract adjustments resulting from rework issues related to the manufacture of non-nuclear components of $29.2 million, which was partially offset by increased income in our naval nuclear fuel and downblending operations.

Nuclear Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	$ Change	2018	2017	$ Change
	(In thousands)
Revenues	$28,366	$27,507	$859	$90,995	$100,146	$(9,151)
Operating Income	$6,494	$776	$5,718	$11,182	$16,577	$(5,395)
% of Revenues	22.9%	2.8%		12.3%	16.6%
Three months ended September 30, 2018 vs. 2017
Revenues increased 3.1%, or $0.9 million, to $28.4 million in the three months ended September 30, 2018 which were relatively unchanged compared to $27.5 million for the corresponding period of 2017.
Operating income increased $5.7 million to $6.5 million in the three months ended September 30, 2018 compared to $0.8 million for the corresponding period of 2017. The increase was attributable to improved operational performance at several of our sites as well as lower selling, general and administrative expenses related to a decrease in business development activities caused by the timing of proposal activities.
Nine months ended September 30, 2018 vs. 2017
Revenues decreased 9.1%, or $9.2 million, to $91.0 million in the nine months ended September 30, 2018 compared to $100.1 million for the corresponding period of 2017. The decrease was primarily attributable to the settlement of a contract dispute in the prior year, which resulted in the recovery of $7.9 million of fee income. In addition, we performed fewer commercial nuclear maintenance outages in the U.S. when compared to the same period in the prior year, which resulted in a decrease of $5.4 million. These decreases were partially offset by an increase in revenue attributable to task order work related to a new joint venture site in New Mexico and an increase in design and engineering revenues in support of NASA's nuclear space programs.
Operating income decreased $5.4 million to $11.2 million in the nine months ended September 30, 2018 compared to $16.6 million for the corresponding period of 2017. The decrease was primarily attributable to the settlement of the contract dispute of $7.9 million noted above in addition to lower income associated with performing fewer commercial nuclear maintenance outages in the U.S. when compared to the same period in the prior year. These decreases were partially offset by improved operational performance at several of our sites as well as lower selling, general and administrative expenses related to a decrease in business development activities caused by the timing of proposal activities.
Nuclear Power Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	$ Change	2018	2017	$ Change
	(In thousands)
Revenues	$79,162	$68,621	$10,541	$267,675	$200,864	$66,811
Operating Income	$9,063	$8,426	$637	$38,637	$27,094	$11,543
% of Revenues	11.4%	12.3%		14.4%	13.5%
Three months ended September 30, 2018 vs. 2017
Revenues increased 15.4%, or $10.5 million, to $79.2 million in the three months ended September 30, 2018 compared to $68.6 million for the corresponding period of 2017. The increase was primarily attributable to our newly acquired MI business, which produced revenues of $8.0 million. In addition, we experienced an increase in volume related to the fabrication of nuclear fuel of $4.1 million. These increases were partially offset by lower levels of activity associated with our nuclear components business resulting from the completion of several projects during the prior year.
Operating income increased $0.6 million to $9.1 million in the three months ended September 30, 2018 compared to $8.4 million for the corresponding period of 2017, primarily attributable to the increase in revenues noted above.

Nine months ended September 30, 2018 vs. 2017
Revenues increased 33.3%, or $66.8 million, to $267.7 million in the nine months ended September 30, 2018 compared to $200.9 million for the corresponding period of 2017. The increase was attributable to higher levels of in-plant inspection, maintenance and modification services, as well as refurbishment work totaling $28.3 million. In addition, we experienced an increase in revenues in our nuclear components business of $20.8 million primarily as a result of an increase in design and manufacturing work associated with the China steam generator project as well as higher volume related to the fabrication of nuclear fuel totaling $11.9 million. Our newly acquired MI business also resulted in an increase in revenues of $8.0 million.
Operating income increased $11.5 million to $38.6 million in the nine months ended September 30, 2018 compared to $27.1 million for the corresponding period of 2017, primarily attributable to the increase in revenue noted above.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	$ Change	2018	2017	$ Change
	(In thousands)
Operating Income	$(5,142)	$(2,255)	$(2,887)	$(13,542)	$(4,937)	$(8,605)
Operating income decreased $2.9 million and $8.6 million in the three and nine months ended September 30, 2018, respectively, primarily due to an increase in research and development activities related to our medical and industrial radioisotope capabilities.
Unallocated Corporate
Unallocated corporate expenses decreased $1.0 million to $5.6 million for the three months ended September 30, 2018 compared to $6.6 million for the corresponding period of 2017. This decrease was primarily due to lower levels of incentive compensation, which was partially offset by legal and consulting costs associated with due diligence activities.
Unallocated corporate expenses increased $1.0 million to $14.7 million for the nine months ended September 30, 2018 compared to $13.8 million for the corresponding period of 2017. This increase was primarily due to legal and consulting costs associated with due diligence activities, which was partially offset by lower levels of incentive compensation.
Other Income Statement Items
Other income (expense) increased $30.3 million to a gain of $34.2 million in the three months ended September 30, 2018, as compared to a gain of $3.8 million for the corresponding period of 2017 due primarily to a $35.1 million mark to market adjustment related to the interim remeasurement of two of our domestic pension plans as discussed in Note 4 to our condensed consolidated financial statements included in this Report. The mark to market adjustment was partially offset by an increase in interest expense associated with higher levels of long-term debt when compared to the prior year.
Other income (expense) increased $36.0 million to a gain of $47.0 million in the nine months ended September 30, 2018, as compared to a gain of $11.0 million for the corresponding period of 2017 due primarily to the $35.1 million mark to market adjustment noted above as well as $4.7 million of gains related to derivative instruments not designated as hedges and a decrease in net periodic benefit cost of $4.2 million. These items were partially offset by an increase in interest expense associated with higher levels of long term debt when compared to the prior year. Included in interest expense is $2.4 million of expense related to the recognition of prior deferred debt issuance costs associated with the Former Credit Facility.
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	$ Change	2018	2017	$ Change
	(In thousands)
Income before Provision for Income Taxes	$84,559	$70,594	$13,965	$248,802	$239,454	$9,348
Provision for Income Taxes	$6,482	$23,901	$(17,419)	$43,578	$75,556	$(31,978)
Effective Tax Rate	7.7%	33.9%		17.5%	31.6%

We primarily operate in the U.S. and Canada. On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted, making significant changes to existing U.S. tax laws that impact us, including, but not limited to, a reduction to the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, the taxation of global intangible low-taxed income ("GILTI") and additional deduction limitations related to executive compensation. We recognized the income tax effects of the Act within our condensed consolidated financial statements in accordance with FASB Topic Income Taxes. Our Canadian operations continue to be subject to tax at a local statutory rate of approximately 25%.
Our effective tax rate for the three months ended September 30, 2018 was 7.7% as compared to 33.9% for the three months ended September 30, 2017. Our effective tax rate for the nine months ended September 30, 2018 was 17.5% as compared to 31.6% for the nine months ended September 30, 2017. The effective tax rates for the three and nine months ended September 30, 2018 were lower than the 2018 U.S. corporate income tax rate of 21% primarily due to remeasurement adjustments to our deferred tax assets as a result of accelerating additional contributions made in August 2018 to certain of our domestic pension plans for inclusion in our 2017 U.S. tax return. Our effective tax rate for the nine months ended September 30, 2017 was lower than the 2017 U.S. corporate income tax rate of 35% primarily due to benefits recognized for excess tax benefits related to employee share-based payments of $5.4 million.
Backlog
Backlog represents the dollar amount of revenue we expect to recognize in the future from contracts awarded and in progress. Not all of our expected revenue from a contract award is recorded in backlog for a variety of reasons, including that some projects are awarded and completed within the same fiscal quarter.
Our backlog is equal to our remaining performance obligations under contracts that meet the criteria in FASB Topic Revenue from Contracts with Customers, as discussed in Note 3 to our condensed consolidated financial statements included in this Report. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies.
We are subject to the budgetary and appropriations cycle of the U.S. Government as it relates to our Nuclear Operations Group and Nuclear Services Group segments. Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers.

	September 30, 2018	December 31, 2017
	(In approximate millions)
Nuclear Operations Group	$2,940	$3,305
Nuclear Services Group	26	29
Nuclear Power Group	868	637
Total Backlog	$3,834	$3,971
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Nuclear Services Group segment.
Of the September 30, 2018 backlog, we expect to recognize revenues as follows:

	2018	2019	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$304	$889	$1,747	$2,940
Nuclear Services Group	18	3	5	26
Nuclear Power Group	84	176	608	868
Total Backlog	$406	$1,068	$2,360	$3,834
At September 30, 2018, Nuclear Operations Group backlog with the U.S. Government was $2,412.1 million, $276.1 million of which had not yet been funded.
At September 30, 2018, Nuclear Services Group backlog with the U.S. Government was $14.9 million, all of which was funded.
At September 30, 2018, Nuclear Power Group had no backlog with the U.S. Government.

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
As of September 30, 2018, the U.S. Government had awarded us approximately $2.8 billion of the April 2016 award. The value of unexercised options excluded from backlog as of September 30, 2018 was approximately $0.2 billion, the majority of which is expected to be exercised in 2019, subject to annual congressional appropriations.
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
The Company's obligations under the New Credit Facility are guaranteed, subject to certain exceptions, by substantially all of the Company's present and future wholly owned domestic restricted subsidiaries (other than its captive insurance subsidiary and the domestic holding company of its Canadian subsidiaries). The obligations of BWXT Canada Ltd. under the New Credit Facility are guaranteed, subject to certain exceptions, by (1) substantially all of the present and future wholly owned Canadian restricted subsidiaries of BWXT Canada Ltd., (2) substantially all of the Company's present and future wholly owned domestic restricted subsidiaries (other than its captive insurance subsidiary and the domestic holding company of its Canadian subsidiaries), (3) BWXT Canada Holdings Corp. and (4) BWXT ITG Canada, Inc.
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
The New Credit Facility requires interest payments on revolving loans on a periodic basis until maturity. We began making quarterly amortization payments on the New USD Term Loan and the New CAD Term Loan in amounts equal to 1.25% of the initial aggregate principal amount of each term loan in the third quarter of 2018. We may prepay all loans under the New Credit Facility at any time without premium or penalty (other than customary Eurocurrency breakage costs), subject to notice requirements.

The New Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the New Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of September 30, 2018, we were in compliance with all covenants set forth in the New Credit Facility.
Outstanding loans under the New Credit Facility will bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.25% to 2.00% per year or (2) the base rate or Canadian index rate, as applicable (described in the New Credit Facility as the highest of (a) with respect to the base rate only, the federal funds rate plus 0.50%, (b) the one-month Eurocurrency rate plus 1.0% and (c) the administrative agent's prime rate or the Canadian prime rate, as applicable), plus, in each case, a margin ranging from 0.25% to 1.00% per year. We are charged a commitment fee on the unused portion of the New Revolving Credit Facility, and that fee ranges from 0.150% to 0.275% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 2.00% per year with respect to the amount of each financial letter of credit issued under the New Credit Facility, and a letter of credit fee of between 0.75% and 1.20% per year is charged with respect to the amount of each performance letter of credit issued under the New Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at September 30, 2018, the margin for Eurocurrency rate and base rate or Canadian index rate loans was 1.375% and 0.375%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.375% and 0.825%, respectively, and the commitment fee for the unused portion of the New Revolving Credit Facility was 0.175%.
As of September 30, 2018, borrowings outstanding totaled $291.2 million and $90.0 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the New Credit Facility totaled $67.7 million. As a result, we had $342.3 million available for borrowings or to meet letter of credit requirements as of September 30, 2018. As of September 30, 2018, the weighted-average interest rate on outstanding borrowings under our New Credit Facility was 3.33%.
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
Interest on the Senior Notes is payable semi-annually in cash in arrears on January 15 and July 15 of each year, which commenced on July 15, 2018, at a rate of 5.375% per annum. The Senior Notes will mature on July 15, 2026.
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
The Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants. As of September 30, 2018, we were in compliance with all covenants and agreements set forth in the Indenture and the Senior Notes.

Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of September 30, 2018, bonds issued and outstanding under these arrangements totaled approximately $67.9 million.
Long-term Benefit Obligations
Our unfunded pension and postretirement benefit obligations totaled $107.8 million at September 30, 2018. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $3.6 million for the remainder of 2018 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.
Other
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Domestic	$48,527	$211,935
Foreign	35,931	13,443
Total	$84,458	$225,378
Our working capital decreased by $19.9 million to $325.1 million at September 30, 2018 from $345.0 million at December 31, 2017, primarily attributable to a decrease in cash and cash equivalents as a result of the acceleration of pension contributions related to certain of our domestic pension plans and the acquisition of the MI business. This was partially offset by an increase associated with changes in net contracts in progress and advance billings due to the timing of project cash flows and an increase in income taxes receivable.
Our net cash used in operations increased by $153.2 million to $8.4 million in the nine months ended September 30, 2018, compared to cash provided by operations of $144.8 million in the nine months ended September 30, 2017. The increase in cash used in operations was primarily attributable to increased pension contributions made in the nine months ended September 30, 2018 of $133.5 million when compared to the prior year.
Our net cash used in investing activities increased by $239.1 million to $277.0 million in the nine months ended September 30, 2018 compared to $37.9 million in the nine months ended September 30, 2017. The increase was primarily attributable our acquisition of the MI business for $213.0 million and an increase in purchases of property, plant and equipment of $11.1 million.
Our net cash provided by financing activities increased by $197.5 million to $153.9 million in the nine months ended September 30, 2018, compared to cash used in financing activities of $43.6 million in the nine months ended September 30, 2017. The increase was primarily attributable to an increase in net borrowings of $297.0 million as a result of issuing the Senior Notes and closing of the New Credit Facility. The increase in net borrowings was partially offset by an increase in repurchases of common shares of $62.6 million as well as an increase in dividends paid to common shareholders of $16.9 million.
At September 30, 2018, we had restricted cash and cash equivalents totaling $7.0 million, $2.6 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $4.4 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At September 30, 2018, we had short-term and long-term investments with a fair value of $11.3 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and equities, mutual funds and asset-

backed securities. Our investments are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income.
Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next 12 months.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2017 10-K, except as updated by our Form 10-Q for the quarter ended June 30, 2018.

Item 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the quarter ended September 30, 2018. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
July 1, 2018 - July 31, 2018	12,799	$62.47	—	$150.0
August 1, 2018 - August 31, 2018	537,566	$63.02	537,304	$116.1
September 1, 2018 - September 30, 2018	462,696	$61.98	462,696	$87.5
Total	1,013,061	$62.54	1,000,000

(1)
Includes 12,799 and 262 shares repurchased during July and August, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

(2)
On February 27, 2017, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $150 million during a three-year period that expires on February 24, 2020. On November 6, 2018, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million during a three-year period that expires on November 6, 2021. The November 2018 authorization was in addition to the share repurchase amount authorized in February 2017.

Item 5.	OTHER INFORMATION
On November 6, 2018, the Company amended its Amended and Restated Bylaws (the "Bylaws") to incorporate an immaterial modification to the director and officer resignation provision. This description is qualified in its entirety by reference to, and should be read in conjunction with, the full text of the Bylaws, as amended and restated, a copy of which is attached hereto as Exhibit 3.3 and is incorporated herein by reference.

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

3.3	Amended and Restated Bylaws.

4.1
Indenture, dated May 24, 2018, among BWX Technologies, Inc., each of the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on May 24, 2018 (File No. 1-34658)).

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

November 6, 2018