Form 10-K
period 2018-12-31
BWX Technologies, Inc.
filed 2019-02-25
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10–K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2018) was approximately $6.2 billion.
The number of shares of the registrant's common stock outstanding at February 21, 2019 was 94,865,907.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2019 Annual Meeting of Stockholders to be held on May 14, 2019 are incorporated by reference into Part III of this Form 10-K.

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
General
BWX Technologies, Inc. is a specialty manufacturer of nuclear components, a developer of nuclear technologies and a service provider with an operating history of more than 100 years. Our core businesses focus on the design, engineering and manufacture of precision naval nuclear components, reactors and nuclear fuel for the U.S. Government. We also provide special nuclear materials processing, environmental site restoration services, and a variety of products and services to customers in the nuclear power industry, as well as critical medical radioisotopes and radiopharmaceuticals. While we provide a wide range of products and services, our business segments are heavily focused on major projects. At any given time, a relatively small number of projects can represent a significant part of our operations.
On June 30, 2015, we completed the spin-off of our former Power Generation business (the "spin-off") into an independent, publicly traded company named Babcock & Wilcox Enterprises, Inc. ("BWE"). We have presented the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.
Business Segments
We operate in three reportable segments: Nuclear Operations Group, Nuclear Services Group and Nuclear Power Group. For financial information regarding each of our segments and financial information regarding geographic areas, see Note 15 to our consolidated financial statements included in this Report. For further details regarding each segment's facilities, see Item 2, "Properties." In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues. We are currently exploring growth strategies across our segments through strategic investments and acquisitions to expand and complement our existing businesses. We would expect to fund these opportunities with cash generated from operations or by raising additional capital through debt, equity or some combination thereof.
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
The demand for nuclear components by the U.S. Government determines a substantial portion of this segment's backlog. We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future. In addition, the U.S. Navy issued its fiscal year 2019 long-range shipbuilding plan in February 2018, which includes recommendations to increase the size of its fleet of ships to include additional submarines and aircraft carriers beyond the number disclosed in previous long-range shipbuilding plans. We expect the U.S. Navy's new shipbuilding plan will require us to make additional capital expenditures and investment in personnel to meet this growth in demand.
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
This segment is also engaged in inspection and maintenance services for the commercial nuclear industry primarily in the U.S. These services include steam generator, heat exchanger and balance of plant inspection and servicing as well as high pressure water lancing, non-destructive examination and the development of customized tooling solutions. This segment also develops technology for a variety of applications, including advanced nuclear power sources, and offers complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for new advanced nuclear reactors.
Our Nuclear Services Group segment's overall activity depends primarily on authorized spending levels of the DOE, including the NNSA, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management, and NASA. We manage and operate complex, high-consequence nuclear and national security operations for the DOE and the NNSA, primarily through our joint ventures, as further discussed under the caption "Joint Ventures" below. In addition, this segment's activities associated with the U.S. commercial nuclear industry depend on the demand and competitiveness of nuclear power in the U.S. and our ability to successfully obtain commercial nuclear contracts.
Nuclear Power Group
Through this segment, we design and manufacture commercial nuclear steam generators, heat exchangers, pressure vessels, reactor components and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level nuclear waste. We have supplied the nuclear industry with more than 1,300 large, heavy components worldwide and we are the only commercial heavy nuclear component manufacturer in North America. This segment is also a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems and related services for CANDU nuclear power plants. This segment also provides a variety of engineering and in-plant services and is a significant supplier to nuclear power utilities undergoing major refurbishment and plant life extension projects. Our in-depth knowledge comes from over 50 years of experience in the design, manufacturing, commissioning and service of nuclear power generation equipment. Additionally, this segment is a leading global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals.
The Nuclear Power Group segment specializes in performing full scope, prototype design work coupled with manufacturing integration. This segment's capabilities include:

•	steam generation and separation equipment design and development;

•	thermal-hydraulic design of reactor plant components;

•	commercial nuclear fuel manufacturing and design;

•	nuclear fuel handling system design, manufacturing, delivery, installation and commissioning;

•	containers for the storage of spent nuclear fuel and other high-level waste;

•	structural and thermal-hydraulic design and vibration analysis for heat exchangers;

•	structural component design for precision manufacturing;

•	materials expertise in high-strength, low-alloy steels and nickel-based materials;

•	material procurement of tubing, forgings and weld wire;

•	metallographic and chemical analysis; and

•	manufacture and supply critical medical radioisotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses.
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
Acquisitions
Sotera Health's Nordion Medical Isotope Business
On July 30, 2018, our subsidiary BWXT ITG Canada, Inc. acquired Sotera Health's Nordion medical isotope business (the "MI business"). The MI business is a leading global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses. Its customers include radiopharmaceutical companies, hospitals and radiopharmacies. Its primary operations are located in Kanata, Ontario, Canada and Vancouver, British Columbia, Canada. This acquisition added approximately 150 highly trained and experienced personnel, two specialized production centers and a uniquely licensed infrastructure. In addition to the growing portfolio of radioisotope products we acquired, the MI business will be the platform from which we plan to launch our Molybdenum-99 product line and a number of future radioisotope-based imaging and therapeutic products. This business is reported as part of our Nuclear Power Group segment.
BWXT Nuclear Energy Canada Inc.
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
See Note 2 to our consolidated financial statements included in this Report for additional information on the acquisitions of the MI business and NEC.
Contracts
We execute our contracts through a variety of methods, including fixed-price incentive fee, cost-plus, target price cost incentive, cost-reimbursable, fixed-price or some combination of these methods. We generally recognize our contract revenues and related costs on an over time basis. Accordingly, we review contract price and cost estimates regularly as the work progresses and reflect adjustments in profit proportionate to the percentage of completion in the period when we revise those estimates. To the extent that these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material.
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

For further specification, see "Risk Factors Related to Our Business – We are subject to risks associated with contractual pricing in our industries, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline and we may suffer losses" as outlined in Item 1A of this Report.
Nuclear Operations Group
The majority of the revenue generated by this segment is from long-term contracts with the DOE/NNSA's Naval Nuclear Propulsion Program. Unless otherwise specified in a contract, allowable and allocable costs are billed to contracts with the U.S. Government in accordance with the Federal Acquisition Regulation (the "FAR") and the related U.S. Government Cost Accounting Standards ("CAS"). Examples of costs that may be incurred by us and not billable to the U.S. Government in accordance with the requirements of the FAR and CAS regulations include, but are not limited to, unallowable employee compensation and benefit costs, lobbying costs, interest, certain legal costs and charitable donations.
Most of our contracts in this segment are fixed-price incentive fee contracts that provide for reimbursement of allowable costs incurred plus a fee and generally require that we use our best efforts to accomplish the scope of the work within some specified time and stated dollar limitation. Fees can be established in terms of dollar value or percentage of costs. Award and incentive fees are determined and earned based on customer evaluation of our performance against negotiated criteria, primarily related to cost, and are intended to provide motivation for excellence in contract performance. Incentive fees that are based on cost provide for an initially negotiated fee to be adjusted later, typically using a formula to measure performance against the associated criteria, based on the relationship of total allowable costs to total target costs. Award and incentive fees represent variable consideration that we include in revenue when there is sufficient evidence to determine that the variable consideration is not constrained.
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
The contracts for the management and operation of U.S. Government facilities are awarded through a complex and protracted procurement process. These contracts are generally structured as five-year contracts with options for up to five additional years, which are exercisable by the customer, or include provisions whereby the contract durations can be extended as a result of the achievement of certain performance metrics. These are generally cost-reimbursement contracts that include an award fee that is primarily based on annual performance, with monthly provisional fee payments and annual true-up payments. Depending on the type of contract, the contractor may be required to supply working capital, which is reimbursed by the U.S. Government through regular invoicing.
This segment also serves the commercial nuclear industry primarily through the use of fixed-price contracts that are awarded following a competitive bid process. Fixed-price contracts entail more risk to us because the price has been pre-determined and is generally not subject to adjustment, regardless of costs incurred, unless authorized by the customer.
Nuclear Power Group
Contracts in this segment are usually awarded through a competitive bid process. Factors that customers may consider include price, plant or equipment availability, technical capabilities of equipment and personnel, efficiency, safety record and reputation. Certain of these contracts are fixed-price contracts in which the specified scope of work is agreed to for a pre-determined price that is generally not subject to adjustment, regardless of costs incurred by the contractor, unless changes in scope are authorized by the customer. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work. Remaining contracts are primarily time-and-materials contracts, which result in us recovering costs incurred in accordance with the contract plus a fee.
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
Our backlog at December 31, 2018 is equal to our remaining performance obligations under contracts that meet the criteria in Financial Accounting Standards Board ("FASB") Topic Revenue from Contracts with Customers, as discussed in Note 3 to our consolidated financial statements included in this Report. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies.
We are subject to the budgetary and appropriations cycle of the U.S. Government as it relates to our Nuclear Operations Group and Nuclear Services Group segments. Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers.
Our backlog at December 31, 2018 and 2017 was as follows:

	December 31, 2018		December 31, 2017
	(In approximate millions)
Nuclear Operations Group	$2,637	76%	$3,305	83%
Nuclear Services Group	38	1%	29	1%
Nuclear Power Group	804	23%	637	16%
Total Backlog	$3,479	100%	$3,971	100%
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Nuclear Services Group segment. See Note 4 to our consolidated financial statements included in this Report for financial information on our equity method investments.
Of the December 31, 2018 backlog, we expect to recognize revenues as follows:

	2019	2020	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$980	$836	$821	$2,637
Nuclear Services Group	33	3	2	38
Nuclear Power Group	240	146	418	804
Total Backlog	$1,253	$985	$1,241	$3,479
As of December 31, 2018, Nuclear Operations Group backlog with the U.S. Government was $2,125.1 million, $200.9 million of which had not yet been funded.
As of December 31, 2018, Nuclear Services Group backlog with the U.S. Government was $25.9 million, all of which was fully funded.
As of December 31, 2018, Nuclear Power Group had no backlog with the U.S. Government.
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

As of December 31, 2018, the U.S. Government had awarded us approximately $2.8 billion of the April 2016 award. The value of unexercised options excluded from backlog as of December 31, 2018 was approximately $0.2 billion, the majority of which is expected to be exercised in 2019, subject to annual Congressional appropriations.
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
Nuclear Power Group. Our Nuclear Power Group segment supplies commercial nuclear steam generators, pressure vessels, heat exchangers, reactor components and other auxiliary equipment. This segment also provides specialized engineering and maintenance services, including services for plant outages, and is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems and replacement components for CANDU reactors. This segment competes with a number of companies specializing in nuclear capabilities including, but not limited to, Framatome, Cameco Corporation, Doosan Heavy Industries & Construction, E.S. Fox Limited, AECON Group Inc., Bechtel National, Inc., Westinghouse Electric Corporation and SNC-Lavalin Group, Inc. The primary bases of competition for this segment are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.
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

•
Savannah River Liquid Waste Disposition Program. In July 2009, Savannah River Remediation LLC, a limited liability company formed by URS Corporation (an AECOM company), Bechtel National, Inc., CH2M Hill Constructors, Inc. and BWXT TSG, became the liquid waste contractor for the DOE's Savannah River Site located in Aiken, South Carolina. The objective of this program is to achieve closure of the Savannah River Site liquid waste tanks in compliance with the Federal Facilities Agreement, utilizing the Defense Waste Processing Facility and Saltstone Facility. In October 2017, Savannah River EcoManagement, LLC, a limited liability formed by BWXT TSG, Bechtel National, Inc. and Honeywell International, Inc., was awarded the liquid waste contract for the DOE's Savannah River Site. Following this contract award, a protest was filed by the incumbent which was upheld. Revised proposals were submitted in April 2018, and final award by the DOE is still pending.

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

•
Waste Isolation Pilot Plant. Nuclear Waste Partnership, LLC is a limited liability company formed by URS Corporation (an AECOM company), BWXT TSG and Areva Federal Services, LLC as the major subcontractor that manages and operates the DOE's Waste Isolation Pilot Plant in Carlsbad, New Mexico.

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

Customers
We provide our products and services to a diverse customer base, including the U.S. Government, utilities and other power producers. Our largest customer during the years ended December 31, 2018, 2017 and 2016 was the U.S. Government; U.S. Government contracts represented approximately 79%, 81% and 87% of our total consolidated revenues, respectively. No individual non-U.S. Government customer accounted for more than 10% of our consolidated revenues in the years ended December 31, 2018, 2017 or 2016.
The U.S. Government is the primary customer of our Nuclear Operations Group and Nuclear Services Group segments. Revenues from U.S. Government contracts comprised 99% of revenues in our Nuclear Operations Group segment for the years ended December 31, 2018, 2017 and 2016. Revenues from U.S. Government contracts comprised 90%, 83% and 76% of revenues in our Nuclear Services Group segment for the years ended December 31, 2018, 2017 and 2016, respectively.

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
Our Nuclear Operations Group segment relies on several single-source suppliers for materials used in its products. We believe these suppliers are reliable, and we and the U.S. Government expend significant effort to monitor and maintain the supplier base for our Nuclear Operations Group segment. Our Nuclear Services Group and Nuclear Power Group segments do not depend on single sources of supply for materials used in their products. We have limited supply options for certain raw materials used in our Nuclear Power Group segment, however we believe the suppliers of these materials are reliable.
Employees
At December 31, 2018, we employed approximately 6,250 persons worldwide. Approximately 1,500 of our employees were members of labor unions at December 31, 2018. Many of our operations are subject to union contracts, which we customarily renew periodically. We consider our relationships with our employees to be satisfactory.
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
Research and Development Activities
Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge the costs of research and development unrelated to specific contracts as incurred. Excluding customer-sponsored research and development, the majority of our activities in this area for the years ended December 31, 2018 and 2017 related to the development of technologies in the area of medical and industrial radioisotopes. During the year ended December 31, 2016, substantially all of these costs were related to our mPower program for the development of our BWXT mPower™ reactor and the associated power plant. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants.
See Note 1 to our consolidated financial statements included in this Report for further information on research and development.
Hazard Risks and Insurance
Our operations present risks of injury to or death of people, loss of or damage to property and damage to the environment. We have created loss control systems and processes to assist us in the identification and treatment of the hazard risks presented by our operations, and we endeavor to make sure these systems are effective.
As loss control measures will not always be successful, we seek to establish various means of funding losses and transferring financial liability related to incidents or occurrences. We primarily seek to do this through contractual protections, including waivers of consequential damages, indemnities, caps on liability, liquidated damages provisions and access to the insurance of other parties. We also procure insurance, operate our own captive insurance company and/or establish funded or unfunded reserves. However, none of these methods will eliminate all risks.
Depending on competitive conditions, the nature of the work, industry custom and other factors, we may not be successful in obtaining adequate contractual protection from our customers and other parties against losses and liabilities arising out of or related to the performance of our work. The scope of the protection may be limited, may be subject to conditions and may not be supported by adequate insurance or other means of financing. In addition, we may have difficulty enforcing our contractual rights with others following a material loss.

Similarly, insurance for certain potential losses or liabilities may not be available or may only be available at a cost or on terms we consider not to be economical. Insurers frequently react to market losses by ceasing to write or severely limiting coverage for certain exposures. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, property losses from wind, flood and earthquake events, nuclear hazards and war, pollution liability, liabilities related to occupational health exposures (including asbestos), liability related to our executives, professional liability/errors and omissions coverage, the failure, misuse or unavailability of our information technology systems, the failure of security measures designed to protect our information technology systems from security breaches and liability related to risk of loss of our work in progress. In cases where we purchase insurance, we are subject to the credit worthiness of the relevant insurer(s), the available limits of the coverage, our retention under the relevant policy, exclusions in the policy and gaps in coverage.
Our operations in designing, engineering, manufacturing, constructing and servicing nuclear power equipment and components for our commercial nuclear utility customers subject us to various risks, including, without limitation, damage to our customers' property and third-party claims for personal injury, environmental liability, death and property damage. To protect against liability for damage to a customer's property, we endeavor to obtain waivers of liability and subrogation from the customer and its insurer. We also attempt to cap our overall liability in our contracts. To protect against liability from claims brought by third parties, we seek to be insured under the utility customer's nuclear liability policies and have the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act. The Price-Anderson Act limits the public liability of U.S. manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of a certain amount. This amount is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where we provide environmental remediation services, we seek the same protection from our customers as we do for our other nuclear activities. The Price-Anderson Act, as amended, includes a sunset provision and requires renewal each time that it expires. Contracts that were entered into during a period of time that the Price-Anderson Act was in full force and effect continue to receive the benefit of the Price-Anderson Act's nuclear indemnity. The Price-Anderson Act is set to expire on December 31, 2025. We also provide nuclear fabrication and other services to the nuclear power industry in Canada. Canada's Nuclear Liability and Compensation Act ("NLCA") generally conforms to international conventions and is conceptually similar to the Price-Anderson Act in the U.S. Accordingly, indemnification protections and the possibility of exclusions under Canada's NLCA are similar to those under the Price-Anderson Act in the U.S.
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
Our wholly owned captive insurance subsidiary provides primary workers' compensation, employer's liability, commercial general liability and automotive liability insurance to support our operations. We may also have business reasons in the future to have our insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. These risks may be considerable in any given year or cumulatively. Our insurance subsidiary does not provide insurance to unrelated parties. Claims as a result of our operations could adversely impact the ability of our insurance subsidiary to respond to all claims presented.
Additionally, upon the February 22, 2006 effectiveness of the settlement relating to the Chapter 11 proceedings involving several of our former subsidiaries, most of our subsidiaries contributed substantial insurance rights to the asbestos personal injury trust, including rights to (1) certain pre-1979 primary and excess insurance coverages and (2) certain of our 1979-1986 excess insurance coverage. These insurance rights provided coverage for, among other things, asbestos and other personal injury claims, subject to the terms and conditions of the policies. The contribution of these insurance rights was made in exchange for the agreement on the part of the representatives of the asbestos claimants, including the representative of future claimants, to the entry of a permanent injunction, pursuant to Section 524(g) of the U.S. Bankruptcy Code, to channel to the asbestos trust all asbestos-related general liability claims against our subsidiaries and former subsidiaries arising out of, resulting from or attributable to their operations, and the implementation of related releases and indemnification provisions protecting those subsidiaries and their affiliates from future liability for such claims. Although we are not aware of any significant, unresolved claims against our subsidiaries and former subsidiaries that are not subject to the channeling injunction and that relate to the periods during which such excess insurance coverage related, with the contribution of these insurance rights to the asbestos personal injury trust, it is possible that we could have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust. In conjunction with the spin-off, claims and liabilities associated with the asbestos personal injury, property damage and indirect property damage claims mentioned above have been expressly assumed by BWE pursuant to the master separation agreement between us and BWE.
Governmental Regulations and Environmental Matters
Governmental Regulations
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
Environmental
Our operations and properties are subject to a wide variety of increasingly complex and stringent federal, foreign, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. Sanctions for non-compliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others or for our acts that were in compliance with all applicable laws at the time such acts were performed.
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
Our compliance with federal, foreign, state and local environmental control and protection regulations resulted in pre-tax charges of approximately $14.7 million, $14.1 million and $14.2 million in the years ended December 31, 2018, 2017 and 2016, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $1.7 million, $0.9 million and $1.3 million in the years ended December 31, 2018, 2017 and 2016, respectively. We expect to spend another $13.1 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future, but we anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial condition as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, we can provide no assurance that we will not incur significant environmental compliance costs in the future.
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
Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites. In 2002, Congress directed the U.S. Army Corps of Engineers ("Army Corps") to clean up radioactive waste at the Shallow Land Disposal Area located in Parks Township, Armstrong County, Pennsylvania (the "SLDA"), consistent with the Memorandum of Understanding between the NRC and the Army Corps for Coordination on Cleanup and Decommissioning of the Formerly Utilized Sites Remedial Action Program Sites with NRC-Licensed Facilities, dated July 5, 2001 (the "MOU"). From 1961 to 1970, the SLDA was operated by the Nuclear Materials and Equipment Corporation ("NUMEC") pursuant to Atomic Energy Commission ("AEC") License SNM-145. The AEC was the predecessor to the NRC. The SLDA was used for the disposal of waste from NUMEC's nuclear fuels fabrication facility in Apollo, Pennsylvania. Both radioactive and non-radioactive waste was disposed in a series of trenches at the SLDA. NUMEC, a former subsidiary of Atlantic Richfield Company ("ARCO") was acquired by BWXT in November 1971. Shortly after the Army Corps' contractor commenced cleanup operations in 2011, the Army Corps ceased excavation activities because the contractor deviated from accepted field procedures, and the excavated material was found to be complex and beyond the Army Corps' characterization and management procedures. The MOU was modified in late 2014 to add the DOE and the NNSA as parties to deal with "special nuclear materials." In December 2014, the Army Corps issued a Proposed Record of Decision Amendment, which reflects a revised cost estimate of $350 million, in addition to the $62 million expended through September 2014, to implement the selected remedy. In October 2018, the Army Corps confirmed award of the previously protested remediation contract as amended to the original contractor, which is expected to develop work plans for the project in 2019 and to commence cleanup operations thereafter, subject to available funding. The federal legislation directing the Army Corps to clean up the SLDA also directs the Army Corps to seek to recover response costs from appropriate responsible parties in accordance with CERCLA. In connection with BWXT's acquisition of NUMEC from ARCO in November 1971, ARCO assumed and agreed to indemnify and hold harmless BWXT with respect to claims and liabilities arising as a result of transactions or operations of NUMEC prior to the acquisition date. Although this ARCO indemnity would cover claims by the Army Corps to seek recovery from BWXT for SLDA cleanup costs, no assurance can be given that this indemnity will be available or sufficient in the event such claims are asserted. For a description of legal proceedings related to the SLDA, see "Note 10 – Commitments and Contingencies" to our consolidated financial statements included in this Report.
We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the U.S. Environmental Protection Agency (the "EPA") and the NRC. We are also involved in manufacturing activities at licensed facilities in Canada that are also subject to continuing reviews by governmental agencies in Canada, including the CNSC.
The NRC's decommissioning regulations require our Nuclear Operations Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its licensed facilities at the end of their service lives. We provided financial assurance totaling $56.2 million during the years ended December 31, 2018 and 2017 with surety bonds for the ultimate decommissioning of these licensed facilities. These two facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. These surety bonds are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC's decommissioning regulations require our Nuclear Power Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its CNSC-licensed facilities at the end of their service lives. We provided financial assurance totaling $45.1 million and $41.7 million during the years ended December 31, 2018 and 2017, respectively, with letters of credit and surety bonds for the ultimate decommissioning of these licensed facilities.
At December 31, 2018 and 2017, we had total environmental accruals, including provisions for the facilities discussed above, of $104.9 million and $93.3 million, respectively. Of our total environmental accruals at December 31, 2018 and 2017, $18.5 million and $13.5 million, respectively, were included in current liabilities. Inherent in the estimates of these accruals are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.
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
For the year ended December 31, 2018, U.S. Government contracts comprised approximately 79% of our total consolidated revenues. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits, which could result in withholding or delaying payments to us, and termination or modification at the U.S. Government's convenience. In addition, some of our large, multi-year contracts with the U.S. Government are subject to annual funding determinations and the continuing availability of Congressional appropriations. Although multi-year operations may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal-year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially and additional funds are committed only as Congress makes further appropriations. When the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution or there are other disruptions in the funding process, delays can occur in the procurement of products and services. As a result, we are subject to ongoing uncertainties associated with U.S. Government budget restraints and other factors affecting government funding. The reduction or termination of funding, or changes in the timing of funding, for a U.S. Government program in which we provide products or services would result in a reduction or loss of anticipated future revenues attributable to that program and could have a negative impact on our financial condition, results of operations and cash flows.
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
Federal government spending reductions, including through sequestration, could adversely impact U.S. Government programs for which we provide products or services. Additionally, while we believe many of our programs are well aligned with national defense and other strategic priorities, government spending on these programs can be subject to negative publicity, political factors and public scrutiny. The outcome of efforts underway regarding sequestration is uncertain, and it is possible that spending cuts may be applied to U.S. Government programs across the board, regardless of how programs align with those priorities. There are many variables in how budget reductions could be implemented that will determine its specific impact; however, reductions in federal government spending and sequestration, as currently provided for under the Budget Control Act, could adversely impact programs in which we provide products or services. In addition, these cuts could adversely affect the viability of the suppliers and subcontractors under our programs. We may also be required to maintain operations of our joint ventures if the U.S. Government can no longer meet its debt obligations.
Demand for our products and services is vulnerable to economic downturns, the competitiveness of alternative energy sources and industry conditions.
Demand for our products and services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic and industry conditions. These factors include, but are not limited to inflation, geopolitical issues, the availability and cost of credit, the demand for and competitiveness of nuclear power with other energy sources, the cyclical nature of the power generation industry, low business and consumer confidence, high unemployment and energy conservation measures and decisions of utilities that operate nuclear power plants.
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
Our future business prospects in Canada are dependent upon the continued operation of Canadian nuclear plants and refurbishment of the majority of the plants in Ontario to extend their operating lives. Unfavorable economic conditions, competition from other forms of power generation, increased competition for refurbishment contracts, changes in government policy or operational or project execution issues may lead nuclear plant operators in Canada to cease operations or delay, curtail or cancel proposed or existing life-extension projects, which may decrease the overall demand for our products and services in Canada and adversely affect our financial condition, results of operations and cash flows.
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
We are engaged in highly competitive industries and we have priced a number of our projects on a fixed-price basis. Our actual costs could exceed our projections. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, execution issues, changes in job conditions, variations in labor and equipment productivity and increases in the cost of labor and raw materials, particularly steel, over the term of the contract.
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
We must comply with laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. These laws and regulations include the FAR, Defense Federal Acquisition Regulations, the Truth in Negotiations Act, CAS, and laws, regulations, and orders restricting the use and dissemination of classified information under the U.S. export control laws and the export of certain products and technical information. Certain government contracts provide audit rights by government agencies, including with respect to performance, costs, internal controls and compliance with applicable laws and regulations. In complying with these laws and regulations, we may incur significant costs, and non-compliance may result in the imposition of fines and penalties, including contractual damages. If we fail to comply with these laws and regulations or if a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil penalties, criminal penalties, or administrative sanctions, including suspension or debarment from contracting with the U.S. Government. Our reputation could suffer harm if allegations of impropriety were made or found against us, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.
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
In addition, significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain, and we are regularly subject to audit by tax authorities. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate could have a material adverse effect on our profitability and liquidity. A significant decrease in our tax rate could have a material adverse effect on our financial results in the implementation year due to the need to revalue our deferred tax assets to adjust for the lower future tax savings expected with the new tax rate and other potential charges. For example, on December 22, 2017, H.R. 1, the Tax Cuts and Jobs Act, was enacted, which reduced future tax rates resulting in a reduction in the value of our deferred tax assets.
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
We have been, and will likely continue to be, subject to cyber-based attacks and other attempts to threaten our information technology systems, including attempts to gain unauthorized access to our proprietary and sensitive information and attacks from computer hackers, viruses, malicious code, internal threats and other security problems. As a U.S. Government contractor, we may be prone to a greater number of those threats than companies in other industries. These threats range from attacks common to most industries to more advanced and persistent threats from highly-organized adversaries targeting us because we are a U.S. Government contractor. From time to time, we experience system interruptions and delays; however, prior cyber-based attacks directed at us have not had a material adverse impact on our results of operations. Due to the evolving nature of these security threats, the impact of any future incident cannot be predicted. If we are unable to protect our proprietary and sensitive information, our customers could question the adequacy of our threat mitigation and detection processes and procedures, which could negatively impact our reputation and present and future business.
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
In addition, we maintain, replace and/or upgrade current financial, human resources and other information technology systems. These activities subject us to inherent costs and risks associated with replacing and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our systems implementations and upgrades may not result in productivity improvements at the levels anticipated, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. Such disruptions and any other information technology system disruptions, and our ability to mitigate those disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our business.

We rely on intellectual property law and confidentiality agreements to protect our intellectual property. We also rely on intellectual property we license from third parties. Our failure to protect our intellectual property rights, our infringement of third party intellectual property or our inability to obtain or renew licenses to use intellectual property of third parties, could adversely affect our business.
Our success depends, in part, on our ability to protect our proprietary information and other intellectual property. Our intellectual property could be stolen, challenged, invalidated, circumvented or rendered unenforceable. In addition, effective intellectual property protection may be limited or unavailable in some foreign countries where we operate.
Our failure to protect our intellectual property rights may result in the loss of valuable technologies or adversely affect our competitive business position. We rely significantly on proprietary technology, information, processes and know-how that are not subject to patent or copyright protection. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors or other parties, as well as through other security measures. These agreements and security measures may be inadequate to deter or prevent misappropriation of our confidential information. In the event of an infringement of our intellectual property rights, a breach of a confidentiality agreement or divulgence of proprietary information, we may not have adequate legal remedies to protect our intellectual property. In addition, third parties may allege that we have infringed their intellectual property rights, which could result in litigation. Litigation to protect, defend or determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management's attention away from other aspects of our business. In addition, our trade secrets may otherwise become known or be independently developed by competitors.
In some instances, we have augmented our technology base by licensing the proprietary intellectual property of third parties. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms, which could have a material adverse effect on our operations.
We recognize a large portion of our revenue on an over time basis which could result in volatility in our results of operations.
We generally recognize revenues and profits under our long-term contracts on an over time basis. Accordingly, we review contract price and cost estimates regularly as the work progresses and reflect adjustments proportionate to our progress made towards completion in income in the period when we revise those estimates. To the extent these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material. Our current estimates of our contract costs and the profitability of our long-term projects, although reasonably reliable when made, could change as a result of the uncertainties associated with these types of contracts, and if adjustments to overall contract costs are significant, the reductions or reversals of previously recorded revenue and profits could be material in future periods.
We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.
Our business may be adversely affected by the outcome of legal proceedings, disputes and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of current legal proceedings, see "Note 10 – Commitments and Contingencies" to our consolidated financial statements included in this Report.
Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully bid on and win various contracts.
In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety's sole discretion. In addition, we have capacity limits under our credit facility for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2018, we had $63.5 million in letters of credit and $67.5 million in surety bonds outstanding.
Our debt exposes us to certain risks.
As of December 31, 2018, the Company had $777.4 million in aggregate principal amount of debt outstanding. The terms of our credit facility and indenture impose various restrictions and covenants on us that could have adverse consequences, including:

•	limiting our ability to react to changing economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	exposing us to the risk of higher interest rates on borrowings under our credit facility, which are subject to variable rates of interest;

•	limiting our ability to invest in joint ventures or acquire other companies;

•	limiting our ability to pay dividends to our stockholders or repurchase shares of our common stock; and

•	limiting our ability to borrow additional funds.
Our failure to comply with these restrictions and covenants could adversely affect our liquidity and operations.
In addition, the London Interbank Offered Rate ("LIBOR") and the Canadian Dollar Offered Rate ("CDOR") are used as interest rate benchmarks for establishing the variable rates of interest under our credit facility. LIBOR has been the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may in the future cause LIBOR, or CDOR, to cease to exist or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could result in new interest rate benchmarks being used for our credit facility, which could result in an increase in our variable rates of interest and interest expense.
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
We intend to pursue growth through the acquisition of, or strategic investments in, businesses or assets that we believe will enable us to strengthen our existing businesses and expand into adjacent industries. We may be unable to execute this growth strategy if we cannot identify suitable businesses or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Business acquisitions involve certain risks, including:

•	difficulties relating to the assimilation of personnel, services and systems of an acquired business and the assimilation of marketing and other operational capabilities;

•	challenges resulting from unanticipated changes in customer relationships after the acquisition;

•	additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, forecasting, financial reporting and internal controls;

•	assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition transaction was negotiated;

•	diversion of management's attention from day-to-day operations;

•	failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	potentially substantial transaction costs associated with business combinations; and

•	potential impairment of goodwill or other intangible assets resulting from the overpayment for an acquisition.
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
Our future growth will depend on our ability to continue to innovate by developing and commercializing new product and service offerings. Investments in new technologies involve varying degrees of uncertainties and risk. Commercial success depends on many factors, including the levels of innovation, the development costs and the availability of capital resources to fund those costs, the levels of competition from others developing similar or other competing technologies, our ability to obtain or maintain government permits or certifications, the effectiveness of production, distribution and marketing efforts, market acceptance and the costs to customers to deploy and provide support for the new technologies. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Additionally, there can be no assurance that the current technologies that our businesses rely upon will remain competitive, or that competing technologies will not disrupt our business. Moreover, new products and services may not be profitable, and, even if they are profitable, our operating margins from new products and services may not be as high as the margins we have experienced historically. Lastly, new technologies may not be patentable and, as a result, we may face increased competition.
Among our opportunities involving new technologies, we are developing new medical isotope technology. The costs to develop and commercialize this technology require a substantial amount of investment over a period of years, and commercialization of this technology also requires authorizations from government agencies, including the U.S. Food and Drug Administration ("FDA"), Health Canada and the CNSC. There can be no assurance that we will be successful in addressing all of the technological challenges to developing and commercializing this technology or in obtaining the required authorizations from the FDA, Health Canada or the CNSC. In addition, commercialization of the medical radioisotope technology could subject us to product liability claims. The potential also exists for competitors to emerge with alternative technologies. We can provide no assurance that those competitors will not develop and commercialize similar or superior technologies sooner than we can or at a significant cost or price advantage.
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
The Price-Anderson Act partially indemnifies the nuclear industry against liability arising from nuclear incidents in the U.S., while ensuring compensation for the general public. The Price-Anderson Act comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and DOE contractors. Because we provide nuclear fabrication and other services to the DOE relating to its nuclear devices, facilities and other programs and the nuclear power industry in the ongoing maintenance and modifications of its nuclear power plants, including the manufacture of equipment and other components for use in such nuclear power plants, we may be entitled to some of the indemnification protections under the Price-Anderson Act against liability arising from nuclear incidents in the U.S. The indemnification authority under the Price-Anderson Act was extended through December 2025 by the Energy Policy Act of 2005. We also provide nuclear fabrication and other services to the nuclear power industry in Canada and other countries. Canada's NLCA generally conforms to international conventions and is conceptually similar to the Price-Anderson Act in the U.S. Accordingly, indemnification protections and the possibility of exclusions under Canada's NLCA are similar to those under the Price-Anderson Act in the U.S.
The Price-Anderson Act and Canada's NLCA indemnification provisions may not apply to all liabilities that we might incur while performing services as a contractor for the DOE and the nuclear power industry. If an incident or evacuation is not covered under the Price-Anderson Act's or Canada's NLCA's indemnification provisions, we could be held liable for damages, regardless of fault, which could have an adverse effect on our results of operations and financial condition. In connection with the international transportation of toxic, hazardous and radioactive materials, it is possible for a claim to be asserted that may not fall within the indemnification provided by the Price-Anderson Act or Canada's NLCA. If such indemnification authority is not applicable in the future, our business could be adversely affected if the owners and operators of nuclear power plants fail to retain our services in the absence of commercially adequate insurance and indemnification.
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

As a result of our acquisition of the MI business in 2018, we are also subject to regulatory oversight by the FDA and Health Canada. The commercialization of our medical radioisotope technology will require the review and approval of these and other government agencies. Any delay or denial of such approvals could have a material adverse effect on our MI business.
In addition, if new legislation or regulations are enacted or implemented, or if existing laws or regulations are amended or are interpreted or enforced differently, we may be required to obtain additional operating permits or approvals. Our inability to obtain, and to comply with, the permits and approvals required for our business could have a material adverse effect on us.
Employee, agent or partner misconduct or our overall failure to comply with laws, regulations or government contracts could weaken our ability to win contracts, lead to the suspension of our operations and result in reduced revenues and profits.
Misconduct, fraud, or other improper activities by one or more of our employees, agents or partners as well as our failure to comply with applicable laws and regulations, could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified and other information, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting and various other applicable laws or regulations. For example, we regularly provide services that may be highly sensitive or that are related to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses.
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
A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Service accruals for salaried participants ceased as of December 31, 2015. Variances from these estimates could have a material adverse effect on us. In addition, our policy to recognize these variances annually through mark to market accounting could result in volatility in our results of operations, which could be material. As of December 31, 2018, our defined benefit pension and postretirement benefit plans were underfunded by approximately $(196.7) million. A substantial portion of our postretirement benefit plan costs are recoverable on our U.S. Government contracts. See Note 7 to our consolidated financial statements included in this Report for additional information regarding our pension and postretirement benefit plan obligations.
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
We rely on single-source suppliers, which could, under certain circumstances, adversely affect our revenues and operating results.
We rely on several single-source suppliers for materials used in our products in our Nuclear Operations Group segment. If the supply of a single-sourced material is delayed or ceases, we may not be able to produce the related product in a timely manner or in sufficient quantities, if at all, which could adversely affect our revenues and operating results. In addition, a single-source supplier of a key component could potentially exert significant bargaining power over price, quality, warranty claims or other terms relating to the single-sourced materials, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Some of our competitors or potential competitors have greater financial or other resources than we have and in some cases are government-supported. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, technology, performance, prices or other characteristics than those of our products and services. Furthermore, we operate in industries where capital investment is critical. We may not be able to obtain as much purchasing and borrowing leverage and access to capital for investment as other public companies, which may impair our ability to compete against competitors or potential competitors.
Our international operations may be subject to political, economic and other uncertainties not generally encountered in our domestic operations.
For the year ended December 31, 2018, our revenues from international operations comprised approximately 20% of our total consolidated revenues. Operating in international markets requires significant resources and management attention and subjects us to political, economic and regulatory risks that are not generally encountered in our U.S. operations. These include:

•	renegotiation or nullification of our existing contracts;

•	changing political conditions and changing laws and policies affecting trade and investment; and

•	changes in foreign currency exchange rates.
In addition, we rely on some international suppliers for some of the materials used in our products. Disruptions or changes to the economics of supply arrangements due to international market risks could have a material impact on our financial condition, results of operations and cash flows.
Our international operations sometimes face the additional risks of fluctuating currency values, hard currency shortages and controls of foreign currency exchange.
See Note 15 to our consolidated financial statements included in this Report for additional information about our operations in different geographic areas.
Natural disasters or other events beyond our control could adversely impact our business.
Natural disasters, such as earthquakes, tsunamis, hurricanes, floods, tornados, or other events could adversely impact demand for or supply of our products. In addition, natural disasters could also cause disruption to our facilities, systems or projects, which could interrupt operational processes and performance on our contracts and adversely impact our ability to manufacture our products and provide services and support to our customers, which could have a material impact on our financial condition, results of operations and cash flows.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
The following table provides the segment name, location and general use of each of our principal properties at December 31, 2018 that we own or lease:

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Nuclear Operations Group
Lynchburg, Virginia	Manufacturing facility (1) (5)	Owned
Barberton, Ohio	Manufacturing facility	Owned
Euclid, Ohio	Manufacturing facility	Owned / Leased (2)
Mount Vernon, Indiana	Manufacturing facility	Owned
Erwin, Tennessee	Manufacturing facility (3) (5)	Owned
Nuclear Services Group
Lynchburg, Virginia	Administrative office	Leased (2019)
Lynchburg, Virginia	Engineering office	Leased (2019)
Nuclear Power Group
Cambridge, Ontario, Canada	Manufacturing facility	Owned
Peterborough, Ontario, Canada	Manufacturing facility (4) (5)	Leased (2036)
Toronto, Ontario, Canada	Manufacturing facility (4) (5)	Leased (2036)
Arnprior, Ontario, Canada	Manufacturing facility	Leased (2022)
Kanata, Ontario, Canada	Manufacturing facility (4) (5)	Leased (2038)
Vancouver, British Columbia, Canada	Manufacturing facility (4) (5)	Leased (2031)
Corporate
Lynchburg, Virginia	Administrative office	Leased (2019)
Charlotte, North Carolina	Administrative office	Leased (2022)
Washington, District of Columbia	Administrative office	Owned

(1)
This facility is our Nuclear Operations Group segment's primary manufacturing plant and is the nation's largest commercial high-enriched uranium processing facility. The site is also the largest commercial International Atomic Energy Agency certified facility in the U.S.

(2)
We acquired these facilities through a bond/lease transaction facilitated by the Cleveland Cuyahoga County Port Authority (the "Port"), whereby we acquired a ground parcel and the Port issued bonds, the proceeds of which were used to acquire, improve and equip the facilities, including the acquisition of the larger facility and a 40-year prepaid ground lease for the smaller facility. We are leasing the facilities from the Port with an expiration date of 2019.

(3)
Nuclear Fuel Services, Inc. ("NFS") operates this facility, which manufactures fuel for naval nuclear reactors and converts Cold War-era government stockpiles of high-enriched uranium into material suitable for further processing into commercial nuclear reactor fuel. NFS is the sole provider of nuclear fuel for the U.S. Navy.

(4)	These facilities are licensed by the CNSC in order to allow us to fabricate natural uranium fuel and produce medical radioisotopes.

(5)	This site is subject to review by either the NRC or the CNSC for licensee performance. The performance reviews determine the safe and secure conduct of operations of the facility.
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
Our common stock is traded on the New York Stock Exchange under the symbol BWXT. As of February 21, 2019, there were approximately 1,873 record holders of our common stock.
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the quarter ended December 31, 2018. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
October 1, 2018 – October 31, 2018	—	—	—	$87.5
November 1, 2018 – November 30, 2018	2,081,647	$43.80	2,051,043	$247.7
December 1, 2018 – December 31, 2018	1,472,891	$42.35	1,472,891	$185.3
Total	3,554,538	$43.20	3,523,934

(1)	Includes 30,604 shares repurchased during November pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

(2)
On February 27, 2017, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $150 million during a three-year period that became fully utilized in November 2018. On November 6, 2018, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million during a three-year period that expires on November 6, 2021. The November 2018 authorization was in addition to the share repurchase amount authorized in February 2017.

The following graph provides a comparison of our cumulative total shareholder return over five years to the return of the S&P 500 Composite Index ("S&P 500 Index") and the return of the S&P Aerospace and Defense Select Index ("S&P A&D Select Index"). The following graph shall not be deemed to be "soliciting material" or "filed" with the SEC or be subject to Regulation 14A or 14C (other than as provided in Item 201 of Regulation S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that BWXT specifically incorporates it by reference into such filing.

$300
$250
$200
$150
$100
$50
$0
BWX Technologies (1)
S&P 500
S&P A&D Select
Spin-off
12/13
12/14
12/15
12/16
12/17
12/18

(1)
Assumes initial investment of $100 on December 31, 2013 and reinvestment of dividends. The value of the BWE shares distributed in the spin-off is reflected in the cumulative total return as a reinvested dividend.

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Statement of Income Data (1)(2):
Revenues	$1,799,889	$1,687,738	$1,550,573	$1,415,529	$1,450,610
Income from Continuing Operations before Provision for Income Taxes and Noncontrolling Interest	$280,145	$295,780	$257,268	$221,065	$32,135

Income from Continuing Operations, Net of Tax	$226,958	$147,844	$183,057	$140,774	$38,740
Income (Loss) from Discontinued Operations, Net of Tax	—	—	—	(9,309)	(9,352)
Net Income Attributable to BWX Technologies, Inc.	$226,958	$147,844	$183,057	$131,465	$29,388
Basic Earnings per Common Share:
Income from Continuing Operations	$2.29	$1.49	$1.79	$1.32	$0.36
Income (Loss) from Discontinued Operations	—	—	—	(0.09)	(0.09)
Net Income Attributable to BWX Technologies, Inc.	$2.29	$1.49	$1.79	$1.23	$0.27
Diluted Earnings per Common Share:
Income from Continuing Operations	$2.27	$1.47	$1.76	$1.31	$0.36
Income (Loss) from Discontinued Operations	—	—	—	(0.09)	(0.09)
Net Income Attributable to BWX Technologies, Inc.	$2.27	$1.47	$1.76	$1.22	$0.27
Dividends Declared Per Share	$0.64	$0.42	$0.36	$0.32	0.40
Balance Sheet Data:
Total Assets (2)(3)(4)	$1,655,096	$1,712,339	$1,579,815	$1,375,398	$2,847,015
Current Maturities of Long-Term Debt	$14,227	$27,870	$27,370	$15,000	$15,000
Long-Term Debt (4)	$753,617	$481,059	$497,724	$278,259	$275,079

(1)	Statement of income data prior to December 31, 2015 has been restated to reflect the June 30, 2015 spin-off, which is presented as income (loss) from discontinued operations.

(2)	On January 1, 2018, we adopted FASB Topic Revenue from Contracts with Customers. As a result, the information presented for years ending prior to December 31, 2018 may not be comparable.

(3)	Total assets presented for years prior to December 31, 2015 include the historical assets of our former Power Generation business.

(4)
On January 1, 2016, we adopted an update to FASB Topic Interest – Imputation of Interest, which resulted in the retrospective reclassification of unamortized debt issuance costs related to the Company's Credit Agreement from other non-current assets to a reduction in long-term debt of $6.7 million and $9.9 million as of December 31, 2015 and 2014, respectively.

We immediately recognize actuarial gains (losses) for our pension and postretirement benefit plans into earnings primarily in the fourth quarter each year as a component of net periodic benefit cost. The effect of this adjustment for 2018, 2017, 2016, 2015 and 2014 on pre-tax income was $(32.6) million, $(11.1) million, $(21.3) million, $(54.7) million and $(141.5) million, respectively.

In the year ended December 31, 2018, we recognized $13.5 million of benefit in our provision for income taxes related to the remeasurement of our deferred tax assets as a result of accelerating additional contributions to certain of our domestic pension plans for inclusion in our 2017 U.S. tax return.
In the year ended December 31, 2017, we recognized $53.0 million of expense in our provision for income taxes related to significant changes to existing U.S. tax laws.
In the year ended December 31, 2016, we recorded a gain of approximately $13.6 million related to the deconsolidation of Generation mPower LLC ("GmP") and we recorded a $30.0 million loss contingency pursuant to the terms of the mPower Framework Agreement. We also recorded a gain of approximately $9.3 million related to the release from performance guarantees for various projects executed by our former Power Generation business. In addition, we reversed a $16.1 million loss contingency resulting from a favorable ruling in a lawsuit involving commercial nuclear contracts.
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
GENERAL
We are a leading supplier of nuclear components and fuel to the U.S. Government; provide technical, management and site services to support governments in the operation of complex facilities and environmental remediation activities; supply precision manufactured components, nuclear fuel and services for the commercial nuclear power industry; supply critical medical radioisotopes and radiopharmaceuticals; and develop nuclear technologies for a variety of applications, including medical radioisotopes, advanced nuclear power sources and advanced nuclear reactors. In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues. We operate in three reportable segments: Nuclear Operations Group, Nuclear Services Group and Nuclear Power Group. We are currently exploring growth strategies across our segments through strategic investments and acquisitions to expand and complement our existing businesses. We would expect to fund these opportunities with cash generated from operations or by raising additional capital through debt, equity or some combination thereof.
Outlook
Nuclear Operations Group
We expect the backlog of our Nuclear Operations Group segment of approximately $2,637 million at December 31, 2018 to produce revenues of approximately $980 million in 2019, not including any change orders or new contracts that may be awarded during the year.
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

We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future. In addition, the U.S. Navy issued its fiscal year 2019 long-range shipbuilding plan in February 2018, which includes recommendations to increase the size of its fleet of ships to include additional submarines and aircraft carriers beyond the number disclosed in previous long-range shipbuilding plans. We expect the U.S. Navy's new shipbuilding plan will require us to make additional capital expenditures and investment in personnel to meet this growth in demand.
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
Nuclear Power Group
We expect the backlog of our Nuclear Power Group segment of approximately $804 million at December 31, 2018 to produce revenues of approximately $240 million in 2019, not including any change orders or new contracts that may be awarded during the year. The revenues in this segment primarily depend on the demand and competitiveness of nuclear energy. The activity of this segment depends on the timing of maintenance and refueling outages, the cyclical nature of capital expenditures and major refurbishment and life extension projects, as well as the demand for nuclear fuel and fuel handling equipment primarily in the Canadian market, which could cause variability in our financial results.
Our acquisition of the MI business in July 2018 expanded our Nuclear Power Group segment's offerings to include medical radioisotope products. The MI business will be the platform from which we plan to launch our Molybdenum-99 product line and a number of future radioisotope-based imaging, diagnostic and therapeutic products.
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
Contracts and Revenue Recognition. We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs over time for individual performance obligations based on a cost-to-cost method in accordance with Financial Accounting Standards Board ("FASB") Topic Revenue from Contracts with Customers. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress toward completion as a percentage of the total project. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for uninstalled materials, if such costs do not depict our performance in transferring control of goods or services to the customer. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. Certain of our contracts recognize revenue at a point in time, and revenue on these contracts is recognized when control transfers to the customer. The majority of our revenue that is recognized at a point in time is related to parts and certain medical radioisotopes and radiopharmaceuticals in our Nuclear Power Group segment. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report. In the years ended December 31, 2018, 2017 and 2016, we recognized net favorable changes in estimates related to long-term contracts that increased operating income by approximately $46.3 million, $35.2 million and $31.4 million, respectively.

Although we continually strive to improve our ability to estimate our contract costs and profitability, adjustments to overall contract costs due to unforeseen events could be significant in future periods. We recognize contract change orders or changes in scope of work in contract revenues, to the extent of costs incurred, when we believe collection is probable and can be reasonably estimated. We recognize income from claims when formally agreed with the customer. We regularly assess the collectibility of contract revenues and receivables from customers.
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
We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 40 years for buildings and three to 14 years for machinery and equipment. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.
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
We calculate the majority of our pension costs under both financial accounting standards ("FAS") in accordance with GAAP and CAS in accordance with the FAR. We have prepared our consolidated financial statements and segment reporting disclosures utilizing pension costs calculated under FAS. Pension costs calculated under CAS are utilized as the basis for recovery of pension costs on our U.S. Government contracts. For the years ended December 31, 2018, 2017 and 2016, our CAS pension costs attributed to U.S. Government contracts totaled $44.0 million, $56.1 million and $49.6 million, respectively. As a result, the amount of recoverable CAS pension costs recognized as revenue on an annual basis may differ from the amounts noted above. See further discussion of our accounting for contracts and revenue recognition above and in Note 1 to our consolidated financial statements included in this Report.
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

The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate, return on assets and health care cost trend rate on our FAS pension and postretirement benefit plan obligations and expense for the year ended December 31, 2018:

	.25% Increase	.25% Decrease
	(In millions)
Pension Plans
Discount Rate:
Effect on ongoing net periodic benefit cost (1)	$1.3	$(1.6)
Effect on projected benefit obligation	$(33.8)	$35.6
Return on Assets:
Effect on ongoing net periodic benefit cost	$(2.9)	$2.9
Postretirement Plans
Discount Rate:
Effect on ongoing net periodic benefit cost (1)	$0.1	$(0.1)
Effect on projected benefit obligation	$(1.7)	$1.7
Return on Assets:
Effect on ongoing net periodic benefit cost	$0.1	$(0.1)
Health Care Cost Trend Rate:
Effect on ongoing net periodic benefit cost	$0.1	$(0.1)
Effect on projected benefit obligation	$1.5	$(1.3)

(1)	Excludes effect of annual mark to market adjustment.
Loss Contingencies. We accrue liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. Due to the nature of our business, we are, from time to time, involved in litigation, disputes or claims related to our business activities, as discussed in Note 10 to our consolidated financial statements included in this Report. Our losses are typically resolved over long periods of time and are often difficult to estimate due to the possibility of multiple actions by third parties. Therefore, it is possible that future earnings could be affected by changes in our estimates related to these matters.
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
We completed our annual review of goodwill for each of our reporting units for the year ended December 31, 2018, which indicated that we had no impairment of goodwill. The fair value of our reporting units was substantially in excess of carrying value.
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
We have completed our annual review of our indefinite-lived intangible assets for the year ended December 31, 2018, which indicated that we had no impairment. The fair value of our indefinite-lived intangible assets was substantially in excess of carrying value.
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
Business Combinations. We account for acquisitions in accordance with FASB Topic Business Combinations. This topic broadens the fair value measurements and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. It also provides disclosure requirements to assist users of the financial statements in evaluating the nature and financial effects of business combinations. We evaluate the nature of each business purchased to determine the type and value of the intangible assets acquired. Amounts paid in excess of the fair value of the identified assets, including intangible assets, are recognized as goodwill.
See Note 1 to our consolidated financial statements included in this Report for further discussion of recently adopted accounting standards.
RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2018, 2017 and 2016
Selected financial highlights are presented in the table below:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
REVENUES:
Nuclear Operations Group	$1,319,170	$1,271,861	$1,269,272
Nuclear Services Group	122,438	137,249	128,021
Nuclear Power Group	365,911	285,831	161,572
Adjustments and Eliminations	(7,630)	(7,203)	(8,292)
	$1,799,889	$1,687,738	$1,550,573
OPERATING INCOME:
Nuclear Operations Group	$271,405	$267,930	$247,957
Nuclear Services Group	20,374	22,083	11,169
Nuclear Power Group	52,270	36,548	39,269
Other	(18,074)	(10,688)	(6,398)
	$325,975	$315,873	$291,997
Unallocated Corporate	(20,998)	(23,650)	(27,571)
mPower Framework Agreement	—	—	(30,000)
Total Operating Income	$304,977	$292,223	$234,426
Consolidated Results of Operations
Year Ended December 31, 2018 vs. 2017
Consolidated revenues increased 6.6%, or $112.2 million, to $1,799.9 million in the year ended December 31, 2018 compared to $1,687.7 million for the corresponding period of 2017, due to increases in revenues from our Nuclear Operations Group and Nuclear Power Group segments totaling $47.3 million and $80.1 million, respectively. These increases were partially offset by a decrease in revenues in our Nuclear Services Group segment of $14.8 million.
Consolidated operating income increased $12.8 million to $305.0 million in the year ended December 31, 2018 compared to $292.2 million for the corresponding period of 2017. Operating income in our Nuclear Operations Group and Nuclear Power Group segments improved by $3.5 million and $15.7 million, respectively. Unallocated Corporate expenses also decreased by $2.7 million when compared to the corresponding period of 2017. These increases were partially offset by a decrease in the operating income of our Nuclear Services Group and Other segments of $1.7 million and $7.4 million, respectively. Operating income in our Nuclear Services Group segment decreased primarily due to the settlement of a contract dispute of $7.9 million that was recorded in 2017.

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
Consolidated operating income increased $57.8 million to $292.2 million in the year ended December 31, 2017 compared to $234.4 million for the corresponding period of 2016. Operating income improved in our Nuclear Operations Group and Nuclear Services Group segments by $20.0 million and $10.9 million, respectively, and unallocated corporate expenses decreased $3.9 million. The Nuclear Services Group segment operating income includes $7.9 million attributable to the settlement of the contract dispute noted above. We also experienced an increase in operating income due to the recognition of a $30.0 million charge related to the mPower Framework Agreement, which we entered into in the year ended December 31, 2016. These increases were offset by lower operating income in our Nuclear Power Group segment of $2.7 million due to the reversal of a $15.0 million loss contingency during the year ended December 31, 2016 that resulted from a favorable ruling in a lawsuit involving commercial nuclear contracts.
Nuclear Operations Group

	Year Ended December 31,			Year Ended December 31,
	2018	2017	$ Change	2017	2016	$ Change
	(In thousands)
Revenues	$1,319,170	$1,271,861	$47,309	$1,271,861	$1,269,272	$2,589
Operating Income	$271,405	$267,930	$3,475	$267,930	$247,957	$19,973
% of Revenues	20.6%	21.1%		21.1%	19.5%
Year Ended December 31, 2018 vs. 2017
Revenues increased by 3.7%, or $47.3 million, to $1,319.2 million in the year ended December 31, 2018 compared to $1,271.9 million for the corresponding period of 2017. This increase was attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs, as well as our naval nuclear fuel and downblending operations. In addition, revenues increased due to the beneficial impact from net favorable changes in estimates related to certain long-term contracts in both our nuclear components manufacturing and nuclear fuel and downblending operations when compared to the same period in the prior year. These favorable changes included the benefit of changes in contract cost estimates from increased future volume assumptions in nuclear component manufacturing.
Operating income increased $3.5 million to $271.4 million in the year ended December 31, 2018 compared to $267.9 million for the corresponding period of 2017. The increase in operating income was primarily due to the increases in revenues and net favorable changes in estimates noted above. These increases in operating income were partially offset by a decrease due to contract adjustments resulting from rework issues related to the manufacture of non-nuclear components, which totaled $29.2 million during the year ended December 31, 2018.
Year Ended December 31, 2017 vs. 2016
Revenues increased by 0.2%, or $2.6 million, to $1,271.9 million in the year ended December 31, 2017 compared to $1,269.3 million for the corresponding period of 2016. The increase was primarily attributable to increased activity in our naval nuclear fuel and downblending operations.
Operating income increased $20.0 million to $267.9 million in the year ended December 31, 2017 compared to $248.0 million for the corresponding period of 2016. The increase was primarily driven by net favorable changes in estimates related to certain long-term contracts accounted for on the percentage-of-completion basis.

Nuclear Services Group

	Year Ended December 31,			Year Ended December 31,
	2018	2017	$ Change	2017	2016	$ Change
	(In thousands)
Revenues	$122,438	$137,249	$(14,811)	$137,249	$128,021	$9,228
Operating Income	$20,374	$22,083	$(1,709)	$22,083	$11,169	$10,914
% of Revenues	16.6%	16.1%		16.1%	8.7%
Year Ended December 31, 2018 vs. 2017
Revenues decreased by 10.8%, or $14.8 million, to $122.4 million in the year ended December 31, 2018 compared to $137.2 million for the corresponding period of 2017. The decrease was primarily attributable to the settlement of a contract dispute in the prior year, which resulted in the recovery of $7.9 million of fee income. In addition, we performed fewer commercial nuclear maintenance outages in the U.S. when compared to the same period in the prior year, which resulted in a decrease of $7.3 million. These decreases were partially offset by an increase in revenues attributable to task order work related to a new joint venture site in New Mexico and an increase in design and engineering revenues in support of NASA's nuclear space programs.
Operating income decreased $1.7 million to $20.4 million in the year ended December 31, 2018 compared to $22.1 million for the corresponding period of 2017. The decrease was primarily attributable to the settlement of the contract dispute of $7.9 million noted above in addition to lower income associated with performing fewer commercial nuclear maintenance outages in the U.S. when compared to the same period in the prior year. These decreases were partially offset by improved operational performance at several of our sites as well as $2.7 million of lower selling, general and administrative expenses related primarily to a decrease in business development activities caused by the timing of proposal activities.
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
Operating income increased $10.9 million to $22.1 million in the year ended December 31, 2017 compared to $11.2 million for the corresponding period of 2016. This was primarily attributable to the settlement of the contract dispute of $7.9 million noted above in addition to lower selling, general and administrative expenses of $5.5 million, primarily related to a decrease in business development activities caused by the timing of proposal activities. These increases were partially offset by the transition of two joint venture projects in 2016 and 2017 that resulted in lower fee income of $4.0 million.
Nuclear Power Group

	Year Ended December 31,			Year Ended December 31,
	2018	2017	$ Change	2017	2016	$ Change
	(In thousands)
Revenues	$365,911	$285,831	$80,080	$285,831	$161,572	$124,259
Operating Income	$52,270	$36,548	$15,722	$36,548	$39,269	$(2,721)
% of Revenues	14.3%	12.8%		12.8%	24.3%
Year Ended December 31, 2018 vs. 2017
Revenues increased by 28.0%, or $80.1 million, to $365.9 million in the year ended December 31, 2018 compared to $285.8 million for the corresponding period of 2017. The increase was attributable to higher levels of in-plant inspection, maintenance and modification services, as well as refurbishment work totaling $33.3 million. In addition, we experienced higher volume related to the fabrication of nuclear fuel totaling $15.6 million as well as an increase in revenues in our nuclear components business of $7.6 million primarily as a result of an increase in design and manufacturing work associated with the China steam generator project. Our newly acquired MI business also resulted in an increase in revenues of $19.5 million.
Operating income increased $15.7 million to $52.3 million in the year ended December 31, 2018 compared to $36.5 million for the corresponding period of 2017, primarily attributable to the increase in revenues noted above.
Year Ended December 31, 2017 vs. 2016
Revenues increased by 76.9%, or $124.3 million, to $285.8 million in the year ended December 31, 2017 compared to $161.6 million for the corresponding period of 2016. This increase was primarily attributable to the acquisition of NEC in the fourth quarter ended December 31, 2016, which produced an increase in revenues of $92.8 million compared to the prior year. Revenues in our nuclear components business increased $51.7 million primarily due to design and manufacturing work associated with major life extension and refurbishment projects for the Canadian nuclear market, which included the fabrication of replacement steam generators, reactor components and containers for the storage of spent nuclear fuel and other high-level waste. In addition, this segment also experienced an increase in activity associated with the China steam generator project. These increases were partially offset by a lower volume of outage projects when compared to the same period of the prior year, resulting in a decrease in revenues of $20.3 million for our legacy services business in Canada.
Operating income decreased $2.7 million to $36.5 million in the year ended December 31, 2017 compared to $39.3 million for the corresponding period of 2016, primarily attributable to the reversal of a $15.0 million loss contingency during the year ended December 31, 2016 that resulted from a favorable ruling in a lawsuit involving commercial nuclear contracts. Higher selling, general and administrative expenses related to the addition of NEC into our existing business also reduced operating income by $9.3 million when compared to the corresponding period of 2016. The decline in volume of outage projects for our legacy services business in Canada, noted above, also contributed to the decrease in operating income. These decreases were partially offset by increases in revenues from the acquisition of NEC and higher volume of activity associated with our legacy components business, which combined to increase operating income by $32.1 million.
Other

	Year Ended December 31,			Year Ended December 31,
	2018	2017	$ Change	2017	2016	$ Change
	(In thousands)
Operating Income	$(18,074)	$(10,688)	$(7,386)	$(10,688)	$(6,398)	$(4,290)
Year Ended December 31, 2018 vs. 2017
Operating income decreased $7.4 million to a loss of $18.1 million in the year ended December 31, 2018 compared to a loss of $10.7 million for the corresponding period of 2017, primarily due to an increase in research and development activities related to our medical and industrial radioisotope capabilities.
Year Ended December 31, 2017 vs. 2016
Operating income decreased $4.3 million to a loss of $10.7 million in the year ended December 31, 2017 compared to a loss of $6.4 million for the corresponding period of 2016, primarily due to an increase in research and development activities related to our medical and industrial radioisotope capabilities.
Unallocated Corporate
Unallocated corporate expenses decreased $2.7 million to $21.0 million in the year ended December 31, 2018 compared to $23.7 million for the corresponding period of 2017. This decrease was primarily due to lower levels of incentive compensation, which was partially offset by an increase in legal and consulting costs associated with due diligence activities. Included in unallocated corporate expenses for the year ended December 31, 2017 were $2.6 million associated with an executive reorganization which resulted in the acceleration of previously granted equity awards and other expenses.
Unallocated corporate expenses decreased $3.9 million to $23.7 million in the year ended December 31, 2017 compared to $27.6 million for the corresponding period of 2016, primarily due to lower levels of stock-based compensation and lower healthcare claims. Unallocated corporate expenses for the years ended December 31, 2017 and 2016 include $2.6 million and

$3.5 million associated with executive reorganizations, respectively, which resulted in the acceleration of previously granted equity awards and other expenses.
mPower Framework Agreement
On March 2, 2016, as a result of entering into a framework agreement with Bechtel Power Corporation ("Bechtel"), BWXT Modular Reactors, LLC and BDC NexGen Power, LLC, our partner in GmP, for the potential restructuring and restart of our mPower small modular reactor program (the "Framework Agreement"), we deconsolidated GmP from our financial statements as of the date of the Framework Agreement. We recorded a gain of approximately $13.6 million during the year ended December 31, 2016 related to the deconsolidation of GmP as a component of Other – net on our consolidated statement of income. In the year ended December 31, 2016, we also recognized a $30.0 million loss contingency as a result of the Framework Agreement, which was ultimately paid to Bechtel in the first quarter of 2017 following the receipt of Bechtel's notice that the mPower program would not be restarted.
Other Income Statement Items
During the year ended December 31, 2018, other income (expense) decreased approximately $28.4 million to a loss of $24.8 million compared to a gain of $3.6 million for the corresponding period of 2017. We experienced an increase in interest expense of $12.9 million associated with higher levels of long term debt when compared to the prior year, which includes $2.4 million of expense related to the recognition of prior deferred debt issuance costs associated with the Former Credit Facility. These items were partially offset by $4.7 million of gains related to derivative instruments not designated as hedges. Other income and expense includes mark to market adjustments due to our immediate recognition of net actuarial gains (losses) for our pension and postretirement benefit plans, which totaled $(32.6) million for the year ended December 31, 2018 compared to $(11.1) million in the corresponding period of 2017.
During the year ended December 31, 2017, other income (expense) decreased approximately $19.2 million to a gain of $3.6 million compared to a gain of $22.8 million for the corresponding period of 2016 due primarily to changes in the mark to market adjustments noted above. In addition, during the year ended December 31, 2016, we recorded a gain of $13.6 million related to the deconsolidation of GmP and we were also released from substantially all outstanding performance guarantees for various projects executed by our former Power Generation business prior to the spin-off, which resulted in a gain of $9.3 million. Other income and expense includes mark to market adjustments due to our immediate recognition of net actuarial gains (losses) for our pension and postretirement benefit plans, which totaled $(11.1) million for the year ended December 31, 2017 compared to $(21.3) million in the corresponding period of 2016.
Provision for Income Taxes

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Income before Provision for Income Taxes	$280,145	$295,780	$257,268
Provision for Income Taxes	$52,840	$147,415	$73,656
Effective Tax Rate	18.9%	49.8%	28.6%
On December 22, 2017, H.R. 1, the Tax Cuts and Jobs Act (the "Act") was enacted, making significant changes to existing U.S. tax laws that impact BWXT, including, but not limited to, a reduction to the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, the taxation of global intangible low-taxed income ("GILTI") and additional deduction limitations related to executive compensation. We recognized the income tax effects of the Act within our consolidated financial statements in accordance with FASB Topic Income Taxes. Our Canadian operations continue to be subject to tax at a local statutory rate of approximately 25%.
For the year ended December 31, 2018, our provision for income taxes decreased $94.6 million to $52.8 million, while income before provision for income taxes decreased $15.6 million to $280.1 million. Our effective tax rate was approximately 18.9% for 2018, as compared to 49.8% for 2017. Our effective tax rate for 2018 was lower than the 2018 U.S. corporate income tax rate of 21% primarily due to remeasurement adjustments to our deferred tax assets as a result of accelerating additional contributions made in August 2018 to certain of our domestic pension plans for inclusion in our 2017 U.S. tax return.
For the year ended December 31, 2017, our provision for income taxes increased $73.8 million to $147.4 million, while income before provision for income taxes increased $38.5 million to $295.8 million. Our effective tax rate was approximately

49.8% for 2017, as compared to 28.6% for 2016. Our effective tax rate for 2017 was higher than the 2017 U.S. corporate income tax rate of 35% primarily due to $53.0 million in income tax expense, which consisted of (i) $49.5 million incurred in relation to the revaluation of our U.S. net deferred tax assets required due to the reduction of the U.S. federal tax rate from 35% to 21% for tax years starting on or after January 1, 2018; (ii) $2.0 million incurred in relation to the transitional toll-charge on undistributed foreign earnings and profits; and (iii) $1.5 million incurred in relation to the elimination of the performance-based criteria under I.R.C. §162(m) for our covered executives and the corresponding write off of certain deferred tax assets previously deductible under the performance-based criteria of I.R.C. §162(m).
See Note 5 to our consolidated financial statements included in this Report for further information on income taxes.
EFFECTS OF INFLATION AND CHANGING PRICES
Our financial statements are prepared in accordance with GAAP, using historical U.S. dollar accounting ("historical cost"). Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the U.S. dollar, especially during times of significant and continued inflation.
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
LIQUIDITY AND CAPITAL RESOURCES
Our overall liquidity position, which we generally define as our unrestricted cash and cash equivalents and short-term investments plus amounts available for borrowings under our credit facility, decreased by approximately $160.4 million to $370.0 million at December 31, 2018 compared to $530.4 million at December 31, 2017, due to lower levels of cash on hand resulting primarily from repurchases of common shares and increases in pension contributions and dividends paid to common shareholders during the year ended December 31, 2018 when compared to 2017. We experienced net cash generated from operations in each of the years ended December 31, 2018, 2017 and 2016. Typically, the fourth quarter has been the period of highest cash flows from operating activities because of the timing of payments received from the U.S. Government on accounts receivable retainages and cash dividends received from our joint ventures.
On May 24, 2018, we and certain of our subsidiaries entered into a credit agreement (the "New Credit Facility") with Wells Fargo Bank, N.A., as administrative agent, and the other lenders party thereto. We also issued senior notes pursuant to an indenture among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. In connection with the closing of the New Credit Facility and the issuance of the notes, we concurrently repaid all outstanding debt obligations and terminated our credit agreement dated as of May 11, 2015, as amended, among the Company, certain of our subsidiaries, Bank of America, N.A., as administrative agent, and the other lenders party thereto (the "Former Credit Facility"). The Former Credit Facility consisted of (1) a $400.0 million revolving credit facility, (2) a $300.0 million term loan facility, (3) a $137.5 million (U.S. dollar equivalent) Canadian dollar term loan facility, and (4) a $112.5 million term loan facility.
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
The New Credit Facility allows for additional parties to become lenders and, subject to certain conditions, for the increase of the commitments under the New Credit Facility, subject to an aggregate maximum for all additional commitments of (1) the greater of (a) $250 million and (b) 65% of EBITDA, as defined in the New Credit Facility, for the last four full fiscal quarters, plus (2) all voluntary prepayments of term loans, plus (3) additional amounts provided the Company is in compliance with a pro forma first lien leverage ratio test of less than or equal to 2.50 to 1.00.
The Company's obligations under the New Credit Facility are guaranteed, subject to certain exceptions, by substantially all of the Company's present and future wholly owned domestic restricted subsidiaries. The obligations of BWXT Canada Ltd.

under the New Credit Facility are guaranteed, subject to certain exceptions, by substantially all of the Company's present and future wholly owned Canadian and domestic restricted subsidiaries.
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
The New Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the New Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of December 31, 2018, we were in compliance with all covenants set forth in the New Credit Facility.
Outstanding loans under the New Credit Facility will bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.25% to 2.00% per year or (2) the base rate or Canadian index rate, as applicable (described in the New Credit Facility as the highest of (a) with respect to the base rate only, the federal funds rate plus 0.50%, (b) the one-month Eurocurrency rate plus 1.0% and (c) the administrative agent's prime rate or the Canadian prime rate, as applicable), plus, in each case, a margin ranging from 0.25% to 1.00% per year. We are charged a commitment fee on the unused portion of the New Revolving Credit Facility, and that fee ranges from 0.150% to 0.275% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 2.00% per year with respect to the amount of each financial letter of credit issued under the New Credit Facility, and a letter of credit fee of between 0.75% and 1.20% per year with respect to the amount of each performance letter of credit issued under the New Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at December 31, 2018, the margin for Eurocurrency rate and base rate or Canadian index rate loans was 1.375% and 0.375%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.375% and 0.825%, respectively, and the commitment fee for the unused portion of the New Revolving Credit Facility was 0.175%.
As of December 31, 2018, borrowings outstanding totaled $277.4 million and $100.0 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the New Credit Facility totaled $63.5 million. As a result, we had $336.5 million available for borrowings or to meet letter of credit requirements as of December 31, 2018. As of December 31, 2018, the weighted-average interest rate on outstanding borrowings under our New Credit Facility was 3.72%.
The New Credit Facility generally includes customary events of default for a secured credit facility, some of which allow for an opportunity to cure. Under the New Credit Facility, (1) if an event of default relating to bankruptcy or other insolvency events occurs, all related obligations will immediately become due and payable; (2) if any other event of default exists, the lenders will be permitted to accelerate the maturity of the related obligations outstanding; and (3) if any event of default exists, the lenders will be permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral.
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
The Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants. As of December 31, 2018, we were in compliance with all covenants and agreements set forth in the Indenture and the Senior Notes.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of December 31, 2018, bonds issued and outstanding under these arrangements totaled approximately $67.5 million.
OTHER
Cash, Cash Equivalents, Restricted Cash and Investments
In the aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by approximately $178.0 million to $47.4 million at December 31, 2018 from $225.4 million at December 31, 2017, primarily due to the items discussed below. Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(In thousands)
Domestic	$37,108	$211,935
Foreign	10,279	13,443
Total	$47,387	$225,378
Our working capital decreased by $179.9 million to $165.1 million at December 31, 2018 from $345.0 million at December 31, 2017, primarily attributable to decreases in cash and cash equivalents and accounts receivable – trade which totaled $233.3 million. These decreases were partially offset by changes in net contracts in progress and advance billings due to the timing of project cash flows of $45.5 million.
Our net cash provided by operating activities decreased by $52.7 million to $169.3 million in the year ended December 31, 2018, compared to cash provided by operating activities of $222.0 million in the year ended December 31, 2017. The decrease was primarily attributable to an increase in pension contributions made during the year ended December 31, 2018 of $101.4 million when compared to the prior year, which was partially offset by the changes in working capital noted above.
Our net cash used in investing activities increased by $237.0 million to $326.7 million in the year ended December 31, 2018, compared to cash used in investing activities of $89.7 million in the year ended December 31, 2017. The increase was primarily attributable to our acquisition of the MI business for $213.0 million and an increase in purchases of property, plant and equipment of $12.5 million.

Our net cash used in financing activities decreased by $51.9 million to $9.3 million in the year ended December 31, 2018, compared to cash used in financing activities of $61.2 million in the year ended December 31, 2017. The decrease in net cash used in financing activities was primarily attributable to an increase in net borrowings of $310.2 million as a result of issuing the Senior Notes and closing of the New Credit Facility. The increase in net borrowings was partially offset by an increase in repurchases of common shares of $214.8 million as well as an increase in dividends paid to common shareholders of $21.8 million.
At December 31, 2018, we had restricted cash and cash equivalents totaling $6.5 million, $2.7 million of which was held for future decommissioning of facilities (which is included in other assets on our consolidated balance sheets) and $3.8 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At December 31, 2018, we had short-term and long-term investments with a fair value of $11.0 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and equities, mutual funds and asset-backed securities.
Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next 12 months.
CONTRACTUAL OBLIGATIONS
Our cash requirements as of December 31, 2018 under current contractual obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt principal	$777,427	$14,227	$28,454	$334,746	$400,000
Interest payments	$212,055	$31,524	$60,854	$55,177	$64,500
Lease payments	$13,232	$5,650	$4,624	$1,727	$1,231
We expect cash requirements totaling approximately $5.5 million for contributions to our pension plans in 2019. In addition, we anticipate cash requirements totaling approximately $1.6 million for contributions to our other postretirement benefit plans in 2019.
Our contingent commitments under letters of credit and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)
$ 131,040	$ 117,873	$ 5,075	$ 759	$ 7,333

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk from changes in interest rates relates primarily to our debt instruments. Our borrowings include both fixed and variable interest rate debt. At December 31, 2018, we had (i) $377.4 million in outstanding borrowings and $336.5 million available under the New Credit Facility and (ii) an aggregate principal amount of $400.0 million of Senior Notes due 2026. See Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for additional information on our debt instruments.
We also have exposure from changes in interest rates related to our cash equivalents and our investment portfolio, which consists primarily of U.S. Government and agency securities, corporate bonds and equities, mutual funds and asset-backed securities. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.
We have operations in foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange ("FX") rates or weak economic conditions in those foreign markets. In order to manage the operational risks associated with FX rate fluctuations, we attempt to hedge those risks with FX derivative instruments. Historically, we have hedged those risks with FX forward contracts. At December 31, 2018, the fair values of our outstanding derivative instruments were not significant. We do not enter into speculative derivative positions.

Interest Rate Sensitivity
The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

	Principal Amount by Expected Maturity (In thousands)
At December 31, 2018:								Fair Value at
	Years Ending December 31,							December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	2018
Investments	$3,587	—	—	—	—	$7,230	$10,817	$10,979
Average Interest Rate	1.53%	—	—	—	—	2.28%
Fixed Interest Rate Debt	—	—	—	—	—	$400,000	$400,000	$384,940
Average Interest Rate	—	—	—	—	—	5.38%
Variable Interest Rate Debt	$14,227	$14,227	$14,227	$14,227	$320,519	$—	$377,427	$376,843
Average Interest Rate	3.63%	3.52%	3.50%	3.54%	3.68%	—

At December 31, 2017:								Fair Value at
	Years Ending December 31,							December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	2017
Investments	$2,935	—	—	—	—	$6,973	$9,908	$12,235
Average Interest Rate	1.54%	—	—	—	—	2.55%
Long-term Debt	$27,870	$27,870	$457,391	—	—	—	$513,131	$511,055
Average Interest Rate	3.33%	3.63%	3.70%	—	—	—
Exchange Rate Sensitivity
The following table provides information about our FX forward contracts outstanding at December 31, 2018 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average FX rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual FX rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands)
	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2019	December 31, 2018	Exchange Rate
Canadian dollar	$53,584	$(231)	1.3567
Canadian dollar (selling Euro)	$—	$(83)	N/A
U.S. dollar (selling Canadian dollar)	$12,744	$700	1.2866
Euro (selling Canadian dollar)	$16,327	$555	1.5400

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2020	December 31, 2018	Exchange Rate
Canadian dollar	$3,523	$(223)	1.2641
U.S. dollar (selling Canadian dollar)	$3,499	$194	1.2776

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2021	December 31, 2018	Exchange Rate
Canadian dollar	$3,514	$(208)	1.2608

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of BWX Technologies, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BWX Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 25, 2019

We have served as the Company's auditor since 2009.

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2018	2017
	(In thousands)
Current Assets:
Cash and cash equivalents	$29,871	$203,404
Restricted cash and cash equivalents	3,834	7,105
Investments	3,597	2,934
Accounts receivable – trade, net	129,459	189,217
Accounts receivable – other	13,374	19,365
Contracts in progress	318,454	420,628
Other current assets	43,859	30,437
Total Current Assets	542,448	873,090
Property, Plant and Equipment	1,132,392	1,013,141
Less accumulated depreciation	693,153	664,512
Net Property, Plant and Equipment	439,239	348,629
Investments	7,382	9,301
Goodwill	274,082	218,331
Deferred Income Taxes	63,908	86,740
Investments in Unconsolidated Affiliates	63,746	43,266
Intangible Assets	228,676	110,405
Other Assets	35,615	22,577
TOTAL	$1,655,096	$1,712,339
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2018	2017
	(In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$14,227	$27,870
Accounts payable	114,751	93,421
Accrued employee benefits	77,386	82,477
Accrued liabilities – other	62,163	64,738
Advance billings on contracts	98,477	246,192
Accrued warranty expense	10,344	13,428
Total Current Liabilities	377,348	528,126
Long-Term Debt	753,617	481,059
Accumulated Postretirement Benefit Obligation	19,236	21,368
Environmental Liabilities	86,372	79,786
Pension Liability	173,469	296,444
Other Liabilities	9,353	19,799
Commitments and Contingencies (Note 10)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 125,871,866 and 125,381,591 shares at December 31, 2018 and December 31, 2017, respectively	1,259	1,254
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; no shares issued	—	—
Capital in excess of par value	115,725	98,843
Retained earnings	1,166,762	990,652
Treasury stock at cost, 30,625,074 and 25,964,088 shares at December 31, 2018 and December 31, 2017, respectively	(1,037,795)	(814,809)
Accumulated other comprehensive income	(10,289)	9,454
Stockholders' Equity – BWX Technologies, Inc.	235,662	285,394
Noncontrolling interest	39	363
Total Stockholders' Equity	235,701	285,757
TOTAL	$1,655,096	$1,712,339
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except share and per share amounts)
Revenues	$1,799,889	$1,687,738	$1,550,573
Costs and Expenses:
Cost of operations	1,295,876	1,191,983	1,086,339
Research and development costs	15,223	7,190	6,407
Losses (gains) on asset disposals and impairments, net	64	(194)	(43)
Selling, general and administrative expenses	214,092	210,148	209,513
mPower framework agreement	—	—	30,000
Total Costs and Expenses	1,525,255	1,409,127	1,332,216
Equity in Income of Investees	30,343	13,612	16,069
Operating Income	304,977	292,223	234,426
Other Income (Expense):
Interest income	2,479	1,405	651
Interest expense	(27,823)	(14,879)	(8,393)
Other – net	512	17,031	30,584
Total Other Income (Expense)	(24,832)	3,557	22,842
Income before Provision for Income Taxes	280,145	295,780	257,268
Provision for Income Taxes	52,840	147,415	73,656
Net Income	$227,305	$148,365	$183,612
Net Income Attributable to Noncontrolling Interest	(347)	(521)	(555)
Net Income Attributable to BWX Technologies, Inc.	$226,958	$147,844	$183,057
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$2.29	$1.49	$1.79
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$2.27	$1.47	$1.76
Shares used in the computation of earnings per share (Note 17):
Basic	99,062,087	99,334,472	102,471,788
Diluted	100,019,053	100,369,190	103,840,738
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net Income	$227,305	$148,365	$183,612
Other Comprehensive Income (Loss):
Currency translation adjustments	(9,642)	6,237	(909)
Derivative financial instruments:
Unrealized gains arising during the period, net of tax provision of $(167), $(264) and $(209), respectively	450	757	598
Reclassification adjustment for gains included in net income, net of tax provision of $47, $21 and $86, respectively	(118)	(64)	(250)
Benefit obligations:
Unrecognized losses arising during the period, net of tax benefit of $2,290, $532 and $606, respectively	(8,444)	(987)	(1,125)
Recognition of benefit plan costs, net of tax benefit of $(410), $(618) and $(566), respectively	1,500	1,142	1,064
Investments:
Unrealized (losses) gains arising during the period, net of tax provision of $(6), $(382) and $(62), respectively	(102)	(930)	3,788
Reclassification adjustment for gains included in net income, net of tax provision of $1, $223 and $57, respectively	(2)	(512)	(107)
Other Comprehensive Income (Loss)	(16,358)	5,643	3,059
Total Comprehensive Income	210,947	154,008	186,671
Comprehensive Income Attributable to Noncontrolling Interest	(347)	(521)	(555)
Comprehensive Income Attributable to BWX Technologies, Inc.	$210,600	$153,487	$186,116
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
		(In thousands, except share and per share amounts)
Balance December 31, 2015	122,813,135	$1,228	$22,732	$739,350	$752	$(498,346)	$265,716	$13,919	$279,635
Net income	—	—	—	183,057	—	—	183,057	555	183,612
Dividends declared ($0.36 per share)	—	—	—	(37,290)	—	—	(37,290)	—	(37,290)
Currency translation adjustments	—	—	—	—	(909)	—	(909)	—	(909)
Derivative financial instruments	—	—	—	—	348	—	348	—	348
Defined benefit obligations	—	—	—	—	(61)	—	(61)	—	(61)
Available-for-sale investments	—	—	—	—	3,681	—	3,681	—	3,681
Exercise of stock options	912,683	9	19,978	—	—	—	19,987	—	19,987
Shares placed in treasury	—	—	(40,000)	—	—	(263,823)	(303,823)	—	(303,823)
Stock-based compensation charges	423,791	4	15,922	—	—	—	15,926	—	15,926
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(511)	(511)
Deconsolidation of Generation mPower LLC	—	—	—	—	—	—	—	(13,571)	(13,571)
Other	—	—	3,386	—	—	—	3,386	—	3,386
Balance December 31, 2016	124,149,609	$1,241	$22,018	$885,117	$3,811	$(762,169)	$150,018	$392	$150,410
Net income	—	—	—	147,844	—	—	147,844	521	148,365
Dividends declared ($0.42 per share)	—	—	—	(42,309)	—	—	(42,309)	—	(42,309)
Currency translation adjustments	—	—	—	—	6,237	—	6,237	—	6,237
Derivative financial instruments	—	—	—	—	693	—	693	—	693
Defined benefit obligations	—	—	—	—	155	—	155	—	155
Available-for-sale investments	—	—	—	—	(1,442)	—	(1,442)	—	(1,442)
Exercise of stock options	921,040	10	21,699	—	—	—	21,709	—	21,709
Shares placed in treasury	—	—	39,907	—	—	(52,640)	(12,733)	—	(12,733)
Stock-based compensation charges	310,942	3	15,219	—	—	—	15,222	—	15,222
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(550)	(550)
Balance December 31, 2017	125,381,591	$1,254	$98,843	$990,652	$9,454	$(814,809)	$285,394	$363	$285,757
Recently adopted accounting standards	—	—	—	13,311	(3,385)	—	9,926	—	9,926
Net income	—	—	—	226,958	—	—	226,958	347	227,305
Dividends declared ($0.64 per share)	—	—	—	(64,159)	—	—	(64,159)	—	(64,159)
Currency translation adjustments	—	—	—	—	(9,642)	—	(9,642)	—	(9,642)
Derivative financial instruments	—	—	—	—	332	—	332	—	332
Defined benefit obligations	—	—	—	—	(6,944)	—	(6,944)	—	(6,944)
Available-for-sale investments	—	—	—	—	(104)	—	(104)	—	(104)
Exercise of stock options	210,311	2	5,002	—	—	—	5,004	—	5,004
Shares placed in treasury	—	—	—	—	—	(222,986)	(222,986)	—	(222,986)
Stock-based compensation charges	279,964	3	11,880	—	—	—	11,883	—	11,883
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(671)	(671)
Balance December 31, 2018	125,871,866	$1,259	$115,725	$1,166,762	$(10,289)	$(1,037,795)	$235,662	$39	$235,701
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$227,305	$148,365	$183,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,097	56,557	50,554
Income of investees, net of dividends	(8,106)	2,520	(1,017)
Gain on forward contracts	(4,743)	—	—
Recognition of debt issuance costs from Former Credit Facility	2,441	—	—
Gain on deconsolidation of Generation mPower LLC	—	—	(13,571)
Provision for (benefit from) deferred taxes	17,446	93,461	(7,231)
Recognition of losses for pension and postretirement plans	34,554	12,823	22,940
Stock-based compensation expense	11,883	15,222	15,371
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	62,193	(42,803)	28,570
Accounts payable	1,888	(7,476)	19,549
Contracts in progress and advance billings on contracts	(34,012)	35,272	(60,473)
Income taxes	(23,257)	15,124	13,216
Accrued and other current liabilities	11,596	(26,610)	18,542
Pension liability, accrued postretirement benefit obligation and employee benefits	(187,425)	(79,311)	(21,057)
Other, net	(2,570)	(1,184)	(9,098)
NET CASH PROVIDED BY OPERATING ACTIVITIES	169,290	221,960	239,907
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(109,338)	(96,880)	(52,634)
Acquisition of businesses	(212,993)	(715)	(117,780)
Purchases of securities	(4,520)	(3,237)	(18,648)
Sales and maturities of securities	3,933	12,852	9,261
Investments, net of return of capital, in equity method investees	(9,059)	(2,789)	(9,165)
Other, net	5,253	1,088	43
NET CASH USED IN INVESTING ACTIVITIES	(326,724)	(89,681)	(188,923)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,158,800	109,400	539,500
Repayments of long-term debt	(876,206)	(137,053)	(305,906)
Payment of debt issuance costs	(9,443)	—	(682)
Repurchase of common shares	(214,759)	—	(292,997)
Dividends paid to common shareholders	(63,821)	(42,043)	(37,370)
Exercise of stock options	3,573	17,117	18,323
Cash paid for shares withheld to satisfy employee taxes	(6,796)	(8,049)	(9,254)
Other	(671)	(550)	(511)
NET CASH USED IN FINANCING ACTIVITIES	(9,323)	(61,178)	(88,897)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(9,979)	7,443	(352)
TOTAL (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(176,736)	78,544	(38,265)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	213,144	134,600	172,865
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,408	$213,144	$134,600
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,993	$14,252	$6,512
Income taxes (net of refunds)	$58,715	$38,425	$66,291
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$29,470	$8,454	$8,724
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the consolidated financial statements of BWX Technologies, Inc. ("BWXT") in U.S. dollars in accordance with accounting principles generally accepted in the United States ("GAAP").
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at December 31, 2018 and for the year ended December 31, 2018 primarily related to the adoption of new accounting standards. On June 30, 2015, we completed the spin-off of our former Power Generation business (the "spin-off") into an independent, publicly traded company named Babcock & Wilcox Enterprises, Inc. ("BWE"). We present the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.
Unless the context otherwise indicates, "we," "us" and "our" mean BWXT and its consolidated subsidiaries.
Reportable Segments
We operate in three reportable segments: Nuclear Operations Group, Nuclear Services Group and Nuclear Power Group. Our reportable segments are further described as follows:

•
Our Nuclear Operations Group segment manufactures naval nuclear reactors for the Naval Nuclear Propulsion Program for use in submarines and aircraft carriers. Through this segment, we own and operate manufacturing facilities located in Lynchburg, Virginia; Barberton, Ohio; Mount Vernon, Indiana; Euclid, Ohio; and Erwin, Tennessee. The Lynchburg operations fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. The Barberton and Mount Vernon locations specialize in the design and manufacture of heavy components inclusive of development and fabrication activities for submarine missile launch tubes. The Euclid facility fabricates electro-mechanical equipment and performs design, manufacturing, inspection, assembly and testing activities. Fuel for the naval nuclear reactors is provided by Nuclear Fuel Services, Inc. ("NFS"), one of our wholly owned subsidiaries. Located in Erwin, NFS also downblends Cold War-era government stockpiles of high-enriched uranium into material suitable for further processing into commercial nuclear reactor fuel.

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

•
Our Nuclear Power Group segment fabricates steam generators, nuclear fuel, fuel handling systems, pressure vessels, reactor components, heat exchangers, tooling delivery systems and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level waste, for nuclear utility customers. BWXT has supplied the nuclear industry with more than 1,300 large, heavy components worldwide and is the only commercial heavy nuclear component manufacturer in North America. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development, electrical and controls engineering and metallurgy and materials engineering. In addition, this segment offers in-plant inspection, maintenance and modification services for nuclear steam generators, heat exchangers, reactors, fuel handling systems and balance of plant equipment, as well as specialized non-destructive examination and tooling/repair solutions. This segment is also a leading global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses.

On July 30, 2018, our subsidiary BWXT ITG Canada, Inc. acquired Sotera Health's Nordion medical isotope business (the "MI business") for $213.0 million. The MI business is a leading global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses. Its customers include radiopharmaceutical companies, hospitals and radiopharmacies. Its primary operations are located in Kanata, Ontario, Canada and Vancouver, British Columbia, Canada. This acquisition adds approximately 150 highly trained and experienced personnel, two specialized production centers and a uniquely licensed infrastructure. In addition to the growing portfolio of radioisotope products we acquired, the MI business will be the platform from which we plan to launch our Molybdenum-99 product line and a number of future radioisotope-based imaging and therapeutic products. This business is reported as part of our Nuclear Power Group segment. See Note 2 for additional information on the acquisition of the MI business.
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
See Note 15 for financial information about our segments.
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
Use of Estimates
We use estimates and assumptions to prepare our financial statements in conformity with GAAP. Some of our more significant estimates include our estimates of costs to complete long-term construction contracts and associated revenues, estimates of the fair value of acquired intangible and other assets, estimates of costs to be incurred to satisfy contractual warranty requirements, and estimates we make in selecting assumptions related to the valuations of our pension and postretirement plans, including the selection of our discount rates, mortality and expected rates of return on our pension plan assets. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates. Variances could result in a material effect on our financial condition and results of operations in future periods.
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
Investments
Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and equities, mutual funds and asset-backed securities. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings. We classify investments available for current operations in the consolidated balance sheets as current assets, while we classify investments held for long-term purposes as non-current assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in Interest income. We include realized gains and losses on our investments in Other – net. The cost of securities sold is based on the specific identification method. We include interest on securities in Interest income.
Foreign Currency Translation
We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income. We report foreign currency transaction gains and losses in income. We have included in Other – net transaction gains (losses) of $2.0 million, $(0.7) million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Contracts and Revenue Recognition
We generally recognize contract revenues and related costs over time for individual performance obligations based on a cost-to-cost method in accordance with Financial Accounting Standards Board ("FASB") Topic Revenue from Contracts with Customers. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress toward completion as a percentage of the total project. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for uninstalled materials, if such costs do not depict our performance in transferring control of goods or services to the customer. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. Certain of our contracts recognize revenue at a point in time, and revenue on these contracts is recognized when control transfers to the customer. The majority of our revenue that is recognized at a point in time is related to parts and certain medical radioisotopes and radiopharmaceuticals in our Nuclear Power Group segment. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.
Accumulated Other Comprehensive Income
The components of Accumulated other comprehensive income included in Stockholders' Equity are as follows:

	December 31,
	2018	2017
	(In thousands)
Currency translation adjustments	$3,506	$13,148
Net unrealized gain on derivative financial instruments	685	353
Unrecognized prior service cost on benefit obligations	(14,395)	(6,237)
Net unrealized (loss) gain on available-for-sale investments	(85)	2,190
Accumulated other comprehensive income	$(10,289)	$9,454
Upon adopting the FASB update to the Topic Financial Instruments, we reclassified $2.2 million of net unrealized gains on available-for-sale investments from Accumulated other comprehensive income to Retained earnings on January 1, 2018. In addition, upon the early adoption of Topic Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, we reclassified $1.2 million of tax effects related to unrecognized prior service cost on benefit obligations and $(0.1) million of tax effects related to net unrealized gains on available-for-sale investments from Accumulated other comprehensive income to Retained earnings effective January 1, 2018.

The amounts reclassified out of Accumulated other comprehensive income by component and the affected consolidated statements of income line items are as follows:

	Year Ended December 31,
	2018	2017	2016
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)			Line Item Presented
Realized (loss) gain on derivative financial instruments	$(242)	$169	$(30)	Revenues
	407	(84)	366	Cost of operations
	165	85	336	Total before tax
	(47)	(21)	(86)	Provision for Income Taxes
	$118	$64	$250	Net Income
Amortization of prior service cost on benefit obligations	$(1,910)	$(1,760)	$(1,630)	Other – net
	410	618	566	Provision for Income Taxes
	$(1,500)	$(1,142)	$(1,064)	Net Income
Realized gains on investments	$3	$735	$164	Other – net
	(1)	(223)	(57)	Provision for Income Taxes
	$2	$512	$107	Net Income
Total reclassification for the period	$(1,380)	$(566)	$(707)
Warranty Expense
We accrue estimated warranty expense, included in Cost of operations on our consolidated statements of income, to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows.
The following summarizes the changes in the carrying amount of Accrued warranty expense:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at beginning of period	$13,428	$11,477	$13,542
Additions	1,494	3,783	1,192
Acquisition of NEC	—	—	282
Expirations and other changes (1)	(3,367)	(2,213)	(3,631)
Payments	(663)	(70)	(20)
Translation	(548)	451	112
Balance at end of period	$10,344	$13,428	$11,477

(1)	Includes discounts provided to customers in satisfaction of warranty obligations totaling $1.2 million in each of the years ended December 31, 2018, 2017 and 2016.
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
Substantially all of our asset retirement obligations relate to the remediation of our nuclear analytical laboratory and the NFS facility in our Nuclear Operations Group segment as well as the facilities operated by NEC in our Nuclear Power Group segment. The following table reflects our asset retirement obligations:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at beginning of period	$78,036	$71,899	$50,514
Costs incurred	(1,011)	(2)	(141)
Additions/adjustments	8,000	—	—
Acquisitions	2,062	—	18,505
Accretion	5,523	4,728	3,148
Translation	(1,788)	1,411	(127)
Balance at end of period (1)	$90,822	$78,036	$71,899

(1)	Includes current asset retirement obligations of $13.8 million, $8.1 million and $0.0 million at December 31, 2018, 2017 and 2016, respectively.
Research and Development
Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge the costs of research and development unrelated to specific contracts as incurred. Excluding customer-sponsored research and development, the majority of our activities in this area for the years ended December 31, 2018 and 2017 related to the development of technologies in the area of medical and industrial radioisotopes. During the year ended December 31, 2016, substantially all of these costs were related to our mPower program for the development of our BWXT mPower™ reactor and the associated power plant. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants.
Research and development activities totaled $63.4 million, $50.4 million and $40.1 million in the years ended December 31, 2018, 2017 and 2016, respectively. This includes amounts paid for by our customers of $48.2 million, $43.2 million and $33.7 million, in the years ended December 31, 2018, 2017 and 2016, respectively.
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
Inventories
We carry our inventory at the lower of cost or net realizable value using either the weighted average or first-in, first-out methods. At December 31, 2018 and 2017, Other current assets included inventories totaling $16.0 million and $8.6 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment
We carry our property, plant and equipment at depreciated cost, less any impairment provisions. We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 40 years for buildings and three to 14 years for machinery and equipment. Our depreciation expense was $48.6 million, $47.3 million and $48.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.
Property, plant and equipment is stated at cost and is set forth below:

	December 31,
	2018	2017
	(In thousands)
Land	$8,784	$8,695
Buildings	205,552	167,917
Machinery and equipment	770,876	728,630
Property under construction	147,180	107,899
	1,132,392	1,013,141
Less accumulated depreciation	693,153	664,512
Net Property, Plant and Equipment	$439,239	$348,629
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
The following summarizes the changes in the carrying amount of Goodwill:

	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total
	(In thousands)
Balance at December 31, 2016	$110,939	$45,000	$54,849	$210,788
NEC Purchase Price Allocation Adjustment (Note 2)	—	—	3,792	3,792
Translation	—	—	3,751	3,751
Balance at December 31, 2017	$110,939	$45,000	$62,392	$218,331
Acquisition of the MI business (Note 2)	—	—	62,495	62,495
Translation	—	—	(6,744)	(6,744)
Balance at December 31, 2018	$110,939	$45,000	$118,143	$274,082
Intangible Assets
Intangible assets are recognized at fair value when acquired. Intangible assets with definite lives are amortized to Costs and Expenses using the straight-line method over their estimated useful lives and tested for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets with indefinite lives are not amortized and are subject to annual impairment testing. We may elect to perform a qualitative assessment when testing indefinite-lived intangible assets for impairment to determine whether events or circumstances affecting significant inputs related to the most recent quantitative evaluation have occurred, indicating that it is more likely than not that the indefinite-lived intangible asset is impaired. Otherwise, we test indefinite-lived intangible assets for impairment by quantitatively determining the fair value of the indefinite-lived intangible asset and comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we recognize impairment for the amount of the difference.

Our Intangible Assets are as follows:

	December 31,
	2018	2017	2016
	(In thousands)
Amortized intangible assets:
Gross cost:
Technical support agreement	$64,749	$—	$—
Customer relationships	38,771	30,339	29,679
Unpatented technology	35,327	8,379	8,104
Favorable operating leases	35,161	8,832	8,222
CNSC class 1B nuclear facility license	24,971	27,055	24,444
Acquired backlog	8,079	13,527	12,592
Patented technology	734	796	741
Tradename	—	1,500	1,500
All other	2,200	2,200	2,200
Total	$209,992	$92,628	$87,482
Accumulated amortization:
Technical support agreement	$(1,173)	$—	$—
Customer relationships	(11,767)	(11,505)	(10,415)
Unpatented technology	(1,194)	(4,456)	(3,750)
Favorable operating leases	(1,295)	(459)	(16)
CNSC class 1B nuclear facility license	(1,698)	(938)	(34)
Acquired backlog	(6,581)	(6,113)	(209)
Patented technology	(136)	(75)	(3)
Tradename	—	(1,425)	(1,275)
All other	(1,302)	(1,082)	(862)
Total	$(25,146)	$(26,053)	$(16,564)
Net amortized intangible assets	$184,846	$66,575	$70,918
Unamortized intangible assets:
NRC category 1 license	$43,830	$43,830	$43,830
The following summarizes the changes in the carrying amount of Intangible Assets:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at beginning of period	$110,405	$114,748	$58,328
Acquisitions (Note 2)	139,257	746	58,999
Amortization expense	(11,490)	(9,210)	(2,174)
Translation	(9,496)	4,121	(405)
Balance at end of period	$228,676	$110,405	$114,748
Estimated amortization expense for the next five fiscal years is as follows (amounts in thousands):

Year Ended December 31,	Amount
2019	$10,634
2020	$9,136
2021	$9,136
2022	$9,136
2023	$8,935

Deferred Debt Issuance Costs
We have included deferred debt issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of our debt liability. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at beginning of period	$4,202	$5,892	$6,741
Additions	9,443	—	712
Interest expense (1)	(4,062)	(1,690)	(1,561)
Balance at end of period	$9,583	$4,202	$5,892

(1)	Includes the recognition of prior deferred debt issuance costs associated with the Former Credit Facility of $2.4 million for the year ended December 31, 2018.
Capitalization of Interest Cost
We capitalize interest in accordance with FASB Topic Interest. We incurred total interest of $31.5 million, $16.5 million and $9.1 million in the years ended December 31, 2018, 2017 and 2016, respectively, of which we capitalized $3.7 million, $1.6 million and $0.7 million in the years ended December 31, 2018, 2017 and 2016, respectively.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
Our cash equivalents are highly liquid investments with maturities of three months or less when we purchase them.
We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2018, we had restricted cash and cash equivalents totaling $6.5 million, $2.7 million of which was held for future decommissioning of facilities (which is included in Other Assets on our consolidated balance sheets) and $3.8 million of which was held to meet reinsurance reserve requirements of our captive insurer.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our consolidated balance sheets to the totals presented on our consolidated statements of cash flows:

	December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents	$29,871	$203,404
Restricted cash and cash equivalents	3,834	7,105
Restricted cash and cash equivalents included in Other Assets	2,703	2,635
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our consolidated statements of cash flows	$36,408	$213,144
Derivative Financial Instruments
Our operations give rise to exposure to market risks from changes in foreign currency exchange ("FX") rates. We use derivative financial instruments, primarily FX forward contracts, to reduce the impact of changes in FX rates on our operating results. We use these instruments to hedge our exposure associated with revenues or costs on our long-term contracts and other transactions that are denominated in currencies other than our operating entities' functional currencies. We do not hold or issue derivative financial instruments for trading or other speculative purposes.
We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Based on the hedge designation at inception of the contract, the related gains and losses on these contracts are deferred in stockholders' equity as a component of Accumulated other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in Other – net on our consolidated statements of income. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of Other – net on our consolidated statements of income.
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At December 31, 2018, we had deferred approximately $0.7 million of net gains on these derivative financial instruments in Accumulated other comprehensive income. Assuming market conditions continue, we expect to recognize the majority of this amount in the next twelve months. For the year ended December 31, 2018, we recognized $4.7 million of gains in Other – net on our consolidated statement of income associated with FX forward contracts not designated as hedges.
At December 31, 2018, our derivative financial instruments consisted of FX forward contracts with a total notional value of $93.2 million with maturities extending to December 2021. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.
Self-Insurance
We have a wholly owned insurance subsidiary that provides employer's liability, general and automotive liability and primary workers' compensation insurance and, from time to time, builder's risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in Other Liabilities on our consolidated balance sheets are reserves for self-insurance totaling $5.6 million and $6.2 million at December 31, 2018 and 2017, respectively.
Loss Contingencies
We accrue liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. Due to the nature of our business, we are, from time to time, involved in litigation, disputes or claims related to our business activities, as discussed in Note 10. Our losses are typically resolved over long periods of time and are often difficult to assess and estimate due to, among other reasons, the possibility of multiple actions by third parties; the attribution of damages, if any, among multiple defendants; plaintiffs, in most cases involving personal injury claims, do not specify the amount of damages claimed; the discovery process may take multiple years to complete; during the litigation process, it is common to have multiple complex unresolved procedural and substantive issues; the potential availability of insurance and indemnity coverages; the wide-ranging outcomes reached in similar cases, including the variety of damages awarded; the likelihood of settlements for de minimus amounts prior to trial; the likelihood of success at trial; and the likelihood of success on appeal. Consequently, it is possible future earnings could be affected by changes in our assessments of the probability that a loss has been incurred in a material pending litigation against us and/or changes in our estimates related to such matters.
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
Recently Adopted Accounting Standards
In May 2014, the FASB issued the Topic Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in the Topic Revenue Recognition and most industry specific guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied, as well as new, expanded disclosures. We adopted the new revenue recognition standard on January 1, 2018 for all of our contracts utilizing the modified retrospective method resulting in changes to our opening balance sheet that were recognized through a cumulative catch-up adjustment. See Note 3 for further information regarding revenue recognition and our adoption of the new revenue standard.
In March 2016, the FASB issued an update to the Topic Financial Instruments. This update amends the classification and measurement of financial instruments including the requirement to measure equity investments at fair value with changes in fair value recognized in net income (except those accounted for under the equity method of accounting or those that result in consolidation of the investee). We adopted this update on January 1, 2018 through the modified retrospective method, which resulted in a cumulative catch-up adjustment, which reclassified $2.2 million of net gains from Accumulated other comprehensive income to Retained earnings on our consolidated balance sheet.
In October 2016, the FASB issued an update to the Topic Statement of Cash Flows. This update clarifies guidance on the classification and presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and cash equivalents will now be included with cash and cash equivalents when reconciling the beginning and end of period totals shown on the statement of cash flows. In addition, a reconciliation between the amounts of cash and cash equivalents and restricted cash and cash equivalents reported on the balance sheets and the statement of cash flows is now required. We adopted this update on January 1, 2018 with retrospective application. This update resulted in an increase to cash and cash equivalents and restricted cash and cash equivalents of $9.7 million, $9.0 million and $18.1 million at December 31, 2017, 2016 and 2015, respectively, on our consolidated statements of cash flows, respectively. This update did not otherwise have a material impact on our financial statements.
In March 2017, the FASB issued an update to the Topic Compensation – Retirement Benefits. This update amends the presentation requirements of the components of net periodic benefit cost related to defined benefit pension and postretirement plans on our consolidated statements of income. Previously, components of net periodic benefit cost were aggregated and reported net on the consolidated statements of income as part of operating income. This update requires entities to disaggregate the service cost component of net periodic benefit cost and present it with other current compensation costs within operating income. Other components of net periodic benefit cost are required to be classified outside of operating income on the consolidated statements of income. These changes to classification resulted in no changes to net income. We adopted this update on January 1, 2018 with retrospective presentation. The impact of this update on our consolidated statements of income for the years ended December 31, 2017 and 2016 were reductions of Operating Income, along with corresponding increases to Other Income (Expense), of $16.7 million and $4.8 million, respectively, inclusive of recognized net actuarial losses of $11.0 million and $21.5 million, respectively. See Note 7 for additional information.
In February 2018, the FASB issued an update to the Topic Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update addressed a specific consequence of the Tax Cuts and Jobs Act (the "Act") by allowing entities to reclassify certain stranded tax effects resulting from the reduction of the U.S. corporate income tax rate from Accumulated other comprehensive income to Retained earnings. We early adopted this update in the quarter ended December 31, 2018, which requires us to reflect any adjustments as of January 1, 2018, the period in which the effect of the change in the U.S. corporate income tax rate was recognized. As a result, we reclassified stranded tax effects totaling $1.1 million from Accumulated other comprehensive income to Retained earnings on our consolidated balance sheet. The reclassification was primarily related to unrecognized prior service cost on benefit obligations and net unrealized gains on available-for-sale investments. Income tax effects remaining in Accumulated other comprehensive income will be released into earnings as the related pre-tax amounts are reclassified into earnings.

New Accounting Standards
In February 2016, the FASB issued an update to the Topic Leases, which supersedes the lease reporting requirements in Topic Leases (previously "FAS 13"). This update requires that a lessee recognize on its balance sheet the assets and liabilities for all leases with lease terms of more than 12 months, along with additional qualitative and quantitative disclosures. The effect of leases on a consolidated statement of income and a consolidated statement of cash flows is expected to be largely unchanged. Accounting by lessors was not significantly impacted by this update. This update will be effective for us in 2019, with early adoption permitted. We expect to adopt the provisions in this update effective January 1, 2019 using the modified retrospective approach. As a result of the adoption of this update on January 1, 2019, we will recognize a right-of-use asset of $45.1 million and a lease liability of $11.9 million. The difference between the right-of-use asset and lease liability of $33.2 million is primarily the result of a reclassification of favorable leases related to our acquisitions of NEC and the MI business from Intangible Assets.
NOTE 2 – ACQUISITIONS
Acquisition of Sotera Health LLC's Nordion Medical Isotope Business
On July 30, 2018, our subsidiary BWXT ITG Canada, Inc. acquired Sotera Health's Nordion medical isotope business (the "MI business") for $213.0 million. The MI business is a leading global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses. Its customers include radiopharmaceutical companies, hospitals and radiopharmacies. Its primary operations are located in Kanata, Ontario, Canada and Vancouver, British Columbia, Canada. This acquisition adds approximately 150 highly trained and experienced personnel, two specialized production centers and a uniquely licensed infrastructure. In addition to the growing portfolio of radioisotope products we acquired, the MI business will be the platform from which we plan to launch our Molybdenum-99 product line and a number of future radioisotope-based imaging, diagnostic and therapeutic products. This business is reported as part of our Nuclear Power Group segment.
The purchase price of the acquisition has been allocated among assets acquired and liabilities assumed at fair value, with the excess purchase price recorded as goodwill. Our purchase price allocation is as follows (amounts in thousands):

Accounts receivable – trade	$7,732
Contracts in progress	51
Inventories	2,113
Other current assets	97
Property, plant and equipment	12,948
Goodwill	62,495
Deferred Income Taxes	3,006
Intangible assets	139,257
Total assets acquired	$227,699
Accounts payable	$654
Accrued employee benefits	579
Accrued liabilities – other	1,665
Environmental liabilities	2,062
Pension liability	9,746
Total liabilities assumed	$14,706
Net assets acquired	$212,993
Amount of tax deductible goodwill	$53,693
The intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
Technical support agreement	$67,500	23 years
Unpatented technology	$33,000	23 years
Favorable operating leases	$28,157	13-30 years
Customer relationship	$10,600	23 years

Our consolidated financial statements for the year ended December 31, 2018 include $19.5 million of revenues and $0.7 million of net income related to the MI business operations occurring from the acquisition date to December 31, 2018. Additionally, the following unaudited pro forma financial information presents our results of operations for the years ended December 31, 2018 and 2017 as if the acquisition of the MI business had occurred on January 1, 2017. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2017. This information is presented for comparative purposes only and should not be taken as representative of our future consolidated results of operations.

	Year Ended December 31,
	2018	2017
	(In thousands, except per share amounts)
Revenues	$1,825,029	$1,726,135
Net Income Attributable to BWX Technologies, Inc.	$228,545	$143,475
Basic Earnings per Common Share	$2.31	$1.44
Diluted Earnings per Common Share	$2.29	$1.43
The unaudited pro forma results include the following pre-tax adjustments to the historical results presented above:

•
Increase in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of approximately $3.5 million and $6.0 million for the years ended December 31, 2018 and 2017, respectively.

•
Additional interest expense associated with the incremental borrowings that would have been incurred to acquire the MI business as of January 1, 2017 of approximately $2.4 million and $5.2 million for the years ended December 31, 2018 and 2017, respectively.

•	Elimination of $2.5 million in acquisition related costs recognized in the year ended December 31, 2018 that are not expected to be recurring.
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

The purchase price of the acquisition has been allocated among assets acquired and liabilities assumed at fair value, with the excess purchase price recorded as goodwill. During the year ended December 31, 2017, we adjusted our purchase price allocation, which included adjustments to the value of contracts in progress of $(1.6) million, property, plant and equipment of $(3.0) million, intangible assets of $0.7 million and certain other assets and liabilities, with a resulting increase to goodwill of $3.8 million. Our purchase price allocation is as follows (amounts in thousands):

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

Disaggregated Revenues
Revenues by geographical area and customer type were as follows:

	Year Ended December 31, 2018
	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total
	(In thousands)
United States:
Government	$1,311,886	$107,711	$—	$1,419,597
Non-Government	4,146	11,831	16,059	32,036
	$1,316,032	$119,542	$16,059	$1,451,633
Canada:
Government	$—	$—	$—	$—
Non-Government	161	2,758	294,781	297,700
	$161	$2,758	$294,781	$297,700
Other:
Government	$—	$—	$—	$—
Non-Government	2,977	138	55,071	58,186
	$2,977	$138	$55,071	$58,186
Segment Revenues	$1,319,170	$122,438	$365,911	1,807,519
Adjustments and Eliminations				(7,630)
Revenues				$1,799,889
Revenues by timing of transfer of goods or services were as follows:

	Year Ended December 31, 2018
	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total
	(In thousands)
Over time	$1,318,884	$122,438	$335,430	$1,776,752
Point-in-time	286	—	30,481	30,767
Segment Revenues	$1,319,170	$122,438	$365,911	1,807,519
Adjustments and Eliminations				(7,630)
Revenues				$1,799,889
Revenues by contract type were as follows:

	Year Ended December 31, 2018
	Nuclear Operations Group	Nuclear Services Group	Nuclear Power Group	Total
	(In thousands)
Fixed-Price Incentive Fee	$1,041,083	$—	$16,165	$1,057,248
Firm-Fixed-Price	195,030	23,294	252,893	471,217
Cost-Plus Fee	80,880	96,566	45	177,491
Time-and-Materials	2,177	2,578	96,808	101,563
Segment Revenues	$1,319,170	$122,438	$365,911	1,807,519
Adjustments and Eliminations				(7,630)
Revenues				$1,799,889

Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the year ended December 31, 2018, we recognized net favorable changes in estimates that resulted in increases in revenues of $58.6 million and an increase in cost of operations of $12.3 million. Included in these amounts are contract adjustments resulting from rework issues related to the manufacture of non-nuclear components being produced within our Nuclear Operations Group segment. We have recognized a decrease in operating income of $29.2 million for the year ended December 31, 2018 related to this matter, which resulted in a decrease in earnings per share of $0.23.
Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized over time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the year ended December 31, 2018, our unbilled receivables increased $58.4 million primarily as a result of revenue in excess of billings on certain fixed-price incentive fee contracts within our Nuclear Operations Group segment and the timing of milestone billings on large components and contracts started in 2018 within our Nuclear Power Group segment. During the year ended December 31, 2018, our advance billings on contracts increased $25.1 million primarily due to contract adjustments resulting from rework issues related to the manufacture of non-nuclear components being produced within our Nuclear Operations Group segment. Our fixed-price incentive fee contracts for our Nuclear Operations Group segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments made during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts. This resulted in a decrease in retainages on contracts from January 1 to December 31, 2018 as shown below:

	December 31,	January 1,
	2018	2018
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$308,723	$250,325
Included in Accounts receivable – trade, net:
Retainages	$57,885	$82,801
Included in Other Assets:
Retainages	$1,674	$1,669
Advance billings on contracts	$98,477	$73,390
We have included retainages expected to be collected in 2019 in Accounts receivable – trade, net. Retainages expected to be collected after one year are included in Other Assets. Of the long-term retainages at December 31, 2018, we anticipate collecting $0.3 million in 2020 and $1.4 million in 2021.
During the year ended December 31, 2018, we recognized $53.6 million of revenue that was in Advance billings on contracts at January 1, 2018.

Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Of the December 31, 2018 remaining performance obligations on our contracts with customers, we expect to recognize revenues as follows:

	2019	2020	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$980	$836	$821	$2,637
Nuclear Services Group	33	3	2	38
Nuclear Power Group	240	146	418	804
Total Remaining Performance Obligations	$1,253	$985	$1,241	$3,479
Historical Method
Prior to the adoption of FASB Topic Revenue from Contracts with Customers, we accounted for revenue under previous GAAP. In accordance with our adoption of the new revenue recognition standard utilizing the modified retrospective approach, we are required to disclose the impact on our financial statements on a line item basis.
A comparison of certain line items on our consolidated balance sheet is shown below:

	December 31, 2018
	Current Method	Historical Method
	(In thousands)
Assets:
Contracts in progress	$318,454	$333,717
Deferred Income Taxes	$63,908	$69,434
Liabilities:
Accrued liabilities – other	$62,163	$59,884
Advance billings on contracts	$98,477	$147,298
Stockholders' Equity:
Retained earnings	$1,166,762	$1,141,009
Differences in the amounts above are primarily the result of the initial adoption of the new revenue recognition standard. Additional differences were caused by revenues under the current method being $58.4 million higher than the historical method in the current year as discussed below.
A comparison of certain line items on our consolidated statements of income is shown below:

	Year Ended December 31, 2018
	Current Method	Historical Method
	(In thousands)
Revenues	$1,799,889	$1,741,468
Cost of operations	$1,295,876	$1,257,908
Operating Income	$304,977	$284,524
Provision for Income Taxes	$52,840	$48,214
Net Income	$227,305	$211,478
We recognized $58.4 million more revenue under the current method compared to the historical method for the year ended December 31, 2018. This was primarily driven by more progress being achieved on contracts as a result of using a cost-to-cost method for measuring progress under the current method as compared to man-hours or units of output under our historical method.

NOTE 4 – EQUITY METHOD INVESTMENTS
We have investments in entities that we account for using the equity method. Our share of the undistributed earnings of our equity method investees were $16.1 million and $5.9 million at December 31, 2018 and 2017, respectively.
The following tables summarize combined balance sheet and income statement information for investments accounted for under the equity method:

	December 31,
	2018	2017
	(In thousands)
Current assets	$449,369	$261,467
Noncurrent assets	1,621	1,891
Total Assets	$450,990	$263,358
Current liabilities	$234,464	$137,623
Owners' equity	216,526	125,735
Total Liabilities and Owners' Equity	$450,990	$263,358

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Revenues	$5,685,015	$678,080	$693,441
Gross profit	$172,673	$35,081	$38,858
Net Income	$162,095	$35,081	$38,862
Reimbursable costs recorded in revenues by the unconsolidated joint ventures in our Nuclear Services Group segment totaled $5,339.7 million, $638.4 million and $671.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. In 2018, we began to properly classify certain of our joint ventures as equity method investments resulting in the increases in the summarized financial information disclosed above.
Income taxes for the investees are the responsibility of the respective owners. Accordingly, no provision for income taxes has been recorded by the investees.
Reconciliations of net income per combined income statement information of our investees to equity in income of investees per our consolidated statements of income are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Equity income based on stated ownership percentages	$30,787	$13,412	$16,480
Timing of GAAP and other adjustments	(444)	200	(411)
Equity in income of investees	$30,343	$13,612	$16,069
Our transactions with unconsolidated affiliates were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Sales to	$18,454	$22,259	$24,870
Dividends received	$22,237	$16,132	$15,052
Capital contributions, net of returns	$9,059	$2,789	$9,165
At December 31, 2018 and 2017, Other Assets included amounts due from unconsolidated affiliates of $4.3 million and $2.6 million, respectively.

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
On December 22, 2017, H.R. 1, the Tax Cuts and Jobs Act (the "Act") was enacted, making significant changes to existing U.S. tax laws that impact BWXT, including, but not limited to, a reduction to the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, the taxation of global intangible low-taxed income ("GILTI") and additional deduction limitations related to executive compensation. We recognized the income tax effects of the Act within our consolidated financial statements in accordance with FASB Topic Income Taxes. Our Canadian operations continue to be subject to tax at a local statutory rate of approximately 25%.
We are currently under audit by various state and international authorities. With few exceptions, we do not have any returns under examination for years prior to 2014.
We apply the provisions of FASB Topic Income Taxes regarding the treatment of uncertain tax positions. A reconciliation of unrecognized tax benefits (exclusive of interest and federal and state benefits) is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at beginning of period	$1,680	$1,651	$2,222
Increases based on tax positions taken in the current year	—	—	—
Increases based on tax positions taken in the prior years	—	—	—
Decreases based on tax positions taken in the prior years	—	—	—
Decreases due to settlements with tax authorities	—	—	(571)
Decreases due to lapse of applicable statute of limitation	(1,379)	—	—
Other, net	(27)	29	—
Balance at end of period	$274	$1,680	$1,651
The unrecognized tax benefits balance of $0.3 million at December 31, 2018 would reduce our effective tax rate if recognized.
We believe that, within the next 12 months, it is reasonably possible that our previously unrecognized tax benefits could decrease by $0.1 million.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Pension liability	$37,528	$59,229
Accrued warranty expense	2,639	3,482
Accrued vacation pay	6,821	6,557
Accrued liabilities for self-insurance (including postretirement health care benefits)	4,352	6,355
Accrued liabilities for executive and employee incentive compensation	11,835	8,647
Environmental and products liabilities	24,805	17,195
Investments in joint ventures and affiliated companies	8,977	8,343
Long-term contracts	6,046	4,057
State tax credits and net operating loss carryforward	6,349	9,267
Foreign tax credit and net operating loss carryforward	1,683	229
Other	2,998	8,618
Total deferred tax assets	114,033	131,979
Valuation allowance for deferred tax assets	(13,257)	(15,252)
Deferred tax assets	100,776	116,727
Deferred tax liabilities:
Property, plant and equipment	14,348	11,573
Intangibles	24,358	27,875
Total deferred tax liabilities	38,706	39,448
Net deferred tax assets	$62,070	$77,279
The components of Income before Provision for Income Taxes were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
U.S.	$231,721	$255,194	$215,572
Other than U.S.	48,424	40,586	41,696
Income before Provision for Income Taxes	$280,145	$295,780	$257,268
The components of Provision for Income Taxes were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current:
U.S. – federal	$14,680	$26,632	$73,383
U.S. – state and local	4,597	3,023	3,068
Other than U.S.	16,117	24,299	4,436
Total current	35,394	53,954	80,887
Deferred:
U.S. – federal	20,327	107,844	(12,665)
U.S. – state and local	1,564	(158)	222
Other than U.S.	(4,445)	(14,225)	5,212
Total deferred	17,446	93,461	(7,231)
Provision for Income Taxes	$52,840	$147,415	$73,656

The following is a reconciliation of our income tax provision from the U.S. statutory federal tax rate to our consolidated effective tax rate:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory tax rate	21.0%	35.0%	35.0%
State and local income taxes	2.1%	1.2%	0.8%
Foreign rate differential	0.7%	(1.4)%	(1.5)%
Foreign operations	—%	—%	(1.4)%
Excess tax deductions on equity compensation	(1.0)%	(2.0)%	(0.9)%
Impact of U.S. Tax Cuts & Jobs Act	(4.7)%	17.7%	—%
Manufacturing deduction	—%	(1.4)%	(2.6)%
Minority interest	—%	(0.1)%	(1.9)%
Other	0.8%	0.8%	1.1%
Effective tax rate	18.9%	49.8%	28.6%
As a result of the passage of the Act, during the year ended December 31, 2017, we recognized $53.0 million of expense in our provision for income taxes due primarily to the remeasurement of our U.S. deferred tax assets and liabilities. In the year ended December 31, 2018, we recognized $13.5 million of benefit in our provision for income taxes related to the remeasurement of our deferred tax assets as a result of accelerating additional contributions to certain of our domestic pension plans for inclusion in our 2017 U.S. tax return.
At December 31, 2018, we had a valuation allowance of $13.3 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.
The following is an analysis of our valuation allowance for deferred tax assets:

	Beginning Balance	Charges To Costs and Expenses	Charged To Other Accounts	Ending Balance
	(In thousands)
Year Ended December 31, 2018	$(15,252)	2,017	(22)	$(13,257)
Year Ended December 31, 2017	$(17,226)	2,544	(570)	$(15,252)
Year Ended December 31, 2016	$(17,752)	(760)	1,286	$(17,226)
We have state credits and state net operating losses of $8.0 million ($6.3 million net of federal tax benefit) available to offset future taxable income in various states. These state net operating loss carryforwards begin to expire in the year 2019. We are carrying a valuation allowance of $6.4 million ($5.0 million net of federal tax benefit) against the deferred tax asset related to the state credits and state loss carryforwards.
We would be subject to withholding taxes if we were to distribute earnings from certain foreign subsidiaries. For the year ended December 31, 2018, the undistributed earnings of these subsidiaries were approximately $124.9 million. As of December 31, 2018, our unrecognized deferred income tax liabilities of approximately $6.2 million would be payable upon the distribution of these earnings. All of our foreign earnings are considered indefinitely reinvested.

NOTE 6 – LONG-TERM DEBT
Our Long-Term Debt consists of the following:

	December 31,
	2018	2017
	(In thousands)
Secured Debt:
Senior Notes	$400,000	$—
New Credit Facility	377,427	—
Former Credit Facility	—	513,131
Less: Amounts due within one year	14,227	27,870
Long-Term Debt, gross	763,200	485,261
Less: Deferred debt issuance costs	9,583	4,202
Long-Term Debt	$753,617	$481,059
Maturities of Long-Term Debt subsequent to December 31, 2018 are as follows: 2019 – $14.2 million; 2020 – $14.2 million; 2021 – $14.2 million; 2022 – $14.2 million; 2023 – $320.5 million; and thereafter – $400.0 million.
On May 24, 2018, we and certain of our subsidiaries entered into a credit agreement (the "New Credit Facility") with Wells Fargo Bank, N.A., as administrative agent, and the other lenders party thereto. We also issued senior notes pursuant to an indenture among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. In connection with the closing of the New Credit Facility and the issuance of the notes, we concurrently repaid all outstanding debt obligations and terminated our credit agreement dated as of May 11, 2015, as amended, among the Company, certain of our subsidiaries, Bank of America, N.A., as administrative agent, and the other lenders party thereto (the "Former Credit Facility"). The Former Credit Facility consisted of (1) a $400.0 million revolving credit facility, (2) a $300.0 million term loan facility, (3) a $137.5 million (U.S. dollar equivalent) Canadian dollar term loan facility, and (4) a $112.5 million term loan facility.
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
The New Credit Facility allows for additional parties to become lenders and, subject to certain conditions, for the increase of the commitments under the New Credit Facility, subject to an aggregate maximum for all additional commitments of (1) the greater of (a) $250 million and (b) 65% of EBITDA, as defined in the New Credit Facility, for the last four full fiscal quarters, plus (2) all voluntary prepayments of term loans, plus (3) additional amounts provided the Company is in compliance with a pro forma first lien leverage ratio test of less than or equal to 2.50 to 1.00.
The Company's obligations under the New Credit Facility are guaranteed, subject to certain exceptions, by substantially all of the Company's present and future wholly owned domestic restricted subsidiaries. The obligations of BWXT Canada Ltd. under the New Credit Facility are guaranteed, subject to certain exceptions, by substantially all of the Company's present and future wholly owned Canadian and domestic restricted subsidiaries.
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
The New Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the New Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of December 31, 2018, we were in compliance with all covenants set forth in the New Credit Facility.
Outstanding loans under the New Credit Facility will bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.25% to 2.00% per year or (2) the base rate or Canadian index rate, as applicable (described in the New Credit Facility as the highest of (a) with respect to the base rate only, the federal funds rate plus 0.50%, (b) the one-month Eurocurrency rate plus 1.0% and (c) the administrative agent's prime rate or the Canadian prime rate, as applicable), plus, in each case, a margin ranging from 0.25% to 1.00% per year. We are charged a commitment fee on the unused portion of the New Revolving Credit Facility, and that fee ranges from 0.150% to 0.275% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 2.00% per year with respect to the amount of each financial letter of credit issued under the New Credit Facility, and a letter of credit fee of between 0.75% and 1.20% per year with respect to the amount of each performance letter of credit issued under the New Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at December 31, 2018, the margin for Eurocurrency rate and base rate or Canadian index rate loans was 1.375% and 0.375%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.375% and 0.825%, respectively, and the commitment fee for the unused portion of the New Revolving Credit Facility was 0.175%.
As of December 31, 2018, borrowings outstanding totaled $277.4 million and $100.0 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the New Credit Facility totaled $63.5 million. As a result, we had $336.5 million available for borrowings or to meet letter of credit requirements as of December 31, 2018. As of December 31, 2018, the weighted-average interest rate on outstanding borrowings under our New Credit Facility was 3.72%.
The New Credit Facility generally includes customary events of default for a secured credit facility, some of which allow for an opportunity to cure. Under the New Credit Facility, (1) if an event of default relating to bankruptcy or other insolvency events occurs, all related obligations will immediately become due and payable; (2) if any other event of default exists, the lenders will be permitted to accelerate the maturity of the related obligations outstanding; and (3) if any event of default exists, the lenders will be permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral.
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
The Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants. As of December 31, 2018, we were in compliance with all covenants and agreements set forth in the Indenture and the Senior Notes.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of December 31, 2018, bonds issued and outstanding under these arrangements totaled approximately $67.5 million.
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

Obligations and Funded Status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2018	2017	2018	2017
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$1,543,343	$1,571,586	$68,239	$62,994
Service cost	9,593	8,031	620	567
Interest cost	47,496	54,353	2,121	2,182
Plan participants' contributions	60	68	584	585
Amendments	10,734	1,519	—	—
Acquisition	9,746	—	—	—
Settlements	(242,513)	(117,354)	—	—
Actuarial loss (gain)	(107,669)	102,807	(7,336)	5,099
Transfers	1,167	—	—	—
Foreign currency exchange rate changes	(12,010)	10,344	(870)	642
Benefits paid	(73,761)	(88,011)	(2,953)	(3,830)
Benefit obligation at end of period	$1,186,186	$1,543,343	$60,405	$68,239
Change in plan assets:
Fair value of plan assets at beginning of period	$1,257,699	$1,217,859	$45,602	$42,713
Actual return on plan assets	(53,299)	182,290	(772)	4,630
Plan participants' contributions	177	68	584	585
Company contributions	157,573	56,079	1,379	1,504
Settlements	(252,908)	(121,196)	—	—
Transfers	1,134	—	—	—
Foreign currency exchange rate changes	(12,524)	10,610	—	—
Benefits paid	(73,761)	(88,011)	(2,848)	(3,830)
Fair value of plan assets at the end of period	1,024,091	1,257,699	43,945	45,602
Funded status	$(162,095)	$(285,644)	$(16,460)	$(22,637)
Amounts recognized in the balance sheet consist of:
Prepaid postretirement benefit obligation	$—	$—	$4,000	$—
Prepaid pension	14,145	13,473	—	—
Accrued employee benefits	(3,191)	(3,303)	(1,240)	(1,269)
Accumulated postretirement benefit obligation	—	—	(19,220)	(21,368)
Pension liability	(173,049)	(295,814)	—	—
Accrued benefit liability, net	$(162,095)	$(285,644)	$(16,460)	$(22,637)
Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost (credit)	$19,736	$11,227	$(1,563)	$(1,874)
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$1,058,828	$1,393,141	N/A	N/A
Accumulated benefit obligation	$1,048,252	$1,392,662	$18,429	$68,239
Fair value of plan assets	$882,588	$1,094,023	$—	$45,602
Plans with plan assets in excess of accumulated benefit obligation:
Projected benefit obligation	$127,358	$150,202	N/A	N/A
Accumulated benefit obligation	$127,378	$150,202	$41,976	$—
Fair value of plan assets	$141,503	$163,676	$43,945	$—

We record the service cost component of net periodic benefit cost within Operating income on our consolidated statements of income. For the years ended December 31, 2018, 2017 and 2016, these amounts were $10.2 million, $8.6 million and $7.9 million, respectively. All other components of net periodic benefit cost are included in Other – net on our consolidated statements of income. For the years ended December 31, 2018, 2017 and 2016, these amounts were $0.7 million, $(16.6) million and $(5.0) million, respectively. Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits Year Ended December 31,			Other Benefits Year Ended December 31,
	2018	2017	2016	2018	2017	2016
	(In thousands)
Components of net periodic benefit cost:
Service cost	$9,593	$8,031	$7,358	$620	$567	$575
Interest cost	47,496	54,353	54,860	2,121	2,182	2,201
Expected return on plan assets	(80,939)	(83,617)	(82,690)	(2,540)	(2,383)	(2,306)
Amortization of prior service cost	2,221	2,074	1,932	(311)	(314)	(302)
Recognized net actuarial loss (gain)	36,738	8,322	27,531	(4,094)	2,741	(6,221)
Net periodic benefit cost (income)	$15,109	$(10,837)	$8,991	$(4,204)	$2,793	$(6,053)
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
Recognized net actuarial losses (gains) consist primarily of our reported actuarial losses (gains), settlements, and the differences between the actual returns on plan assets and the expected returns on plan assets. In July 2018, we completed the purchase of a group annuity contract that transferred certain domestic pension benefit obligations of approximately $240 million to an insurance company for approximately 1,300 retirees. As a result, we recognized pension settlement-related charges of $10.4 million during 2018. In October 2017, we completed the purchase of a group annuity contract that transferred certain domestic pension benefit obligations totaling $113.6 million to an insurance company for approximately 2,300 retirees. As a result, we recognized pension settlement-related charges of $3.8 million during 2017.
We made contributions to our pension and postretirement plans totaling $159.0 million during the year ended December 31, 2018. In August 2018, we accelerated $118.1 million of pension contributions to certain domestic pension plans in order to capture a tax benefit in our 2017 U.S. tax return due to the change in corporate tax rates.
Additional Information

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2018	2017	2018	2017
	(In thousands)
Increase (decrease) in accumulated other comprehensive income due to actuarial losses – before taxes	$(10,734)	$(1,519)	$—	$—
In the current fiscal year, we have recognized expense (income) in other comprehensive income as a component of net periodic benefit cost of approximately $2.2 million and $(0.3) million for our pension benefits and other benefits, respectively. In the next fiscal year, we expect to recognize expense (income) in other comprehensive income as a component of net periodic benefit cost of approximately $3.0 million and $(0.3) million for our pension benefits and other benefits, respectively.

Assumptions

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Weighted-average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	4.30%	3.68%	4.25%	3.64%

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate to determine service cost	3.32%	3.84%	3.66%	3.91%	4.29%	3.96%
Discount rate to determine interest cost	3.56%	3.17%	3.17%	3.50%	3.71%	3.55%
Expected return on plan assets	6.95%	7.00%	7.03%	5.70%	5.71%	5.71%
The expected return on plan assets rate assumptions are based on the long-term expected returns for the investment mix of assets in the portfolio. In setting these rates, we use a building-block approach. Historical real return trends for the various asset classes in the plan's portfolio are combined with anticipated future market conditions to estimate the real rate of return for each class. These rates are then adjusted for anticipated future inflation to estimate nominal rates of return for each class. The expected rate of return on plan assets is then determined to be the weighted-average nominal return based on the weightings of the classes within the total asset portfolio. We are using an expected return on plan assets assumption of 7.2% for the majority of our existing pension plan assets (approximately 86% of our total pension assets at December 31, 2018).
Our existing other benefit plans are unfunded, with the exception of the NFS postretirement benefit plans. These plans provide health benefits to certain salaried and hourly employees, as well as retired employees, of NFS. All of the assets for these postretirement benefit plans are contributed into a Voluntary Employees' Beneficiary Association trust.

	2018	2017
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	7.25%	7.50%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2030	2030
Assumed health care cost trend rates have a significant effect on the amounts we report for our health care plan. A one-percentage-point change in our assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost	$327	$(269)
Effect on postretirement benefit obligation	$6,080	$(5,132)
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
The assets of the domestic pension plans are commingled for investment purposes and held by the trustee in the BWXT Master Trust (the "Master Trust"). For the years ended December 31, 2018 and 2017, the investment returns on domestic plan assets of the Master Trust (net of deductions for management fees) were approximately (4)% and 17%, respectively.
The following is a summary of the asset allocations for the Master Trust at December 31, 2018 and 2017 by asset category:

	December 31,
	2018	2017
Asset Category:
Fixed Income (excluding U.S. Government Securities)	33%	33%
Commingled and Mutual Funds	27%	35%
U.S. Government Securities	24%	20%
Partnerships with Security Holdings	7%	6%
Real Estate	7%	1%
Other	2%	5%
Total	100%	100%
The target allocation for 2019 for the domestic plans, by asset class, is as follows:

Asset Class:
Fixed Income	55%
Equities	38%
Real Estate	7%

Foreign Plans
We sponsor various plans through certain of our Canadian subsidiaries.
The combined weighted-average asset allocations of these plans at December 31, 2018 and 2017 by asset category were as follows:

	December 31,
	2018	2017
Asset Category:
Equity Securities and Commingled Mutual Funds	51%	56%
Fixed Income	46%	42%
Other	3%	2%
Total	100%	100%
The target allocation for 2019 for the Canadian plans, by asset class, is as follows:

Asset Class:
Fixed Income	45%
Global Equity	30%
U.S. Equity	25%
Fair Value
See Note 14 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total investments for our plans measured at fair value at December 31, 2018:

	12/31/2018	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Pension and Other Benefits:
Fixed Income	$380,925	$—	$315,691	$—	$65,234
Commingled and Mutual Funds	320,210	47,975	—	—	272,235
U.S. Government Securities	218,074	214,427	3,647	—	—
Partnerships with Security Holdings	62,309	—	—	—	62,309
Real Estate	61,219	—	—	—	61,219
Cash and Accrued Items	25,299	21,542	3,757	—	—
Total Assets	$1,068,036	$283,944	$323,095	$—	$460,997
The following is a summary of total investments for our plans measured at fair value at December 31, 2017:

	12/31/2017	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Pension and Other Benefits:
Fixed Income	$445,080	$—	$375,070	$—	$70,010
Commingled and Mutual Funds	502,616	86,515	—	—	416,101
U.S. Government Securities	215,310	211,301	4,009	—	—
Partnerships with Security Holdings	79,708	—	—	—	79,708
Real Estate	1,400	—	—	—	1,400
Cash and Accrued Items	59,187	55,735	3,452	—	—
Total Assets	$1,303,301	$353,551	$382,531	$—	$567,219
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
Cash Flows

	Domestic Plans		Foreign Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2019	$—	$392	$2,276	N/A
Expected benefit payments:
2019	$55,651	$2,950	$6,419	$359
2020	$58,482	$3,216	$6,641	$366
2021	$60,741	$3,347	$6,783	$383
2022	$62,620	$3,453	$7,062	$379
2023	$64,379	$3,482	$7,211	$397
2024-2028	$336,585	$17,381	$37,927	$2,230
Defined Contribution Plans
We also provide benefits under the BWXT Thrift Plan (the "Thrift Plan"). The Thrift Plan generally provides for matching employer contributions of 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, lay-off or approved disability. These matching employer contributions are made in cash and invested at the employees' discretion. We also provide service-based cash contributions under the Thrift Plan to employees not accruing benefits under our defined benefit plans. Our Canadian Plans also include a defined contribution component whereby we make cash, service-based contributions. Amounts charged to expense for employer contributions under our defined contribution plans totaled approximately $31.3 million, $29.1 million and $27.1 million in the years ended December 31, 2018, 2017 and 2016, respectively.
NOTE 8 – CAPITAL STOCK
In February 2014, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock of up to an aggregate market value of $250 million; this authorization expired on February 26, 2016. In October 2015, our Board of Directors authorized an additional share repurchase of up to an aggregate market value of $300 million; this authorization expired on February 26, 2018. On February 24, 2017, our Board of Directors authorized an additional share repurchase of up to an aggregate market value of $150 million; this authorization became fully utilized in November 2018. On November 6, 2018, our Board of Directors authorized an additional share repurchase of up to an aggregate market value of $250 million during a three-year period from November 6, 2018 to November 6, 2021.
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
In the year ended December 31, 2018, we repurchased 4,523,934 shares of our common stock for approximately $214.7 million. In the year ended December 31, 2017, we received 846,568 shares under the final settlement of the ASR Agreement and made no other share repurchases. In the year ended December 31, 2016, we repurchased 7,025,203 shares of common stock for approximately $292.9 million, which includes only the initial shares received under the ASR Agreement. As of December 31, 2018, we had approximately $185.3 million available to us for share repurchase under the $250 million authorization described above.
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
At December 31, 2018, we had awarded 8,686,785 shares under the Plan and had a total of 3,613,215 shares of our common stock available for future awards. In the event of a change in control of the Company, the terms of the awards under the Plan contain provisions that may cause restrictions to lapse and accelerate the vesting of awards.
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
In the event of a change in control of the Company, the terms of the awards under the cash-settled plan contain provisions that may cause restrictions to lapse and accelerate the vesting of awards.
Stock-based compensation expense for all of our plans recognized for the years ended December 31, 2018, 2017 and 2016 totaled $10.8 million, $18.5 million and $16.8 million, respectively, with associated tax benefit recognized for the years ended December 31, 2018, 2017 and 2016 totaling $1.7 million, $3.7 million and $6.0 million, respectively. Included in stock-based compensation expense for the years ended December 31, 2017 and 2016 is $2.5 million and $3.3 million, respectively, associated with executive reorganizations that resulted in the acceleration of previously granted equity awards.
As of December 31, 2018, unrecognized estimated compensation expense related to nonvested awards was $13.1 million, which is expected to be recognized over a weighted-average period of 1.8 years.

BWXT Stock Options
The following table summarizes activity for our stock options for the year ended December 31, 2018 (share data in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of period	782	$23.54
Granted	—	N/A
Exercised	(211)	$23.80
Cancelled/expired/forfeited	—	N/A
Outstanding at end of period	571	$23.44	3.5 Years	$8.4
Exercisable at end of period	571	$23.44	3.5 Years	$8.4
The aggregate intrinsic value included in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2018. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.
During the years ended December 31, 2018, 2017 and 2016, the total intrinsic value of stock options exercised was $8.5 million, $22.6 million and $12.0 million, respectively. The actual tax benefits realized related to the stock options exercised during the year ended December 31, 2018 was $1.5 million.
BWXT Performance Shares
Nonvested performance shares as of December 31, 2018 and changes during the year ended December 31, 2018 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	561	$38.06
Adjustment to assumed vesting percentage	16	$43.13
Granted	118	$63.81
Vested	—	N/A
Cancelled/forfeited	(56)	$45.35
Nonvested at end of period	639	$43.06
The actual number of shares in which each participant vests is dependent upon achievement of certain return on invested capital and diluted earnings per share targets over a three-year performance period. The number of shares in which participants can vest ranges from zero to 200% of the initial performance shares granted, to be determined upon completion of the three-year performance period. The nonvested shares at the end of the period in the table above assumes weighted-average vesting of 153%.

BWXT Restricted Stock Units
Nonvested restricted stock units as of December 31, 2018 and changes during the year ended December 31, 2018 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	336	$35.17
Granted	101	$64.23
Vested	(251)	$34.12
Cancelled/forfeited	(26)	$50.28
Nonvested at end of period	160	$51.85
The actual tax benefits realized related to the restricted stock units vested during the year ended December 31, 2018 totaled $2.5 million.
Cash-Settled Stock Appreciation Rights
The following table summarizes activity for our stock appreciation rights for the year ended December 31, 2018 (unit data in thousands):

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of period	86	$23.05
Granted	—	N/A
Exercised	(22)	$23.41
Cancelled/expired/forfeited	—	N/A
Outstanding at end of period	64	$22.92	3.5 Years	$1.0
Exercisable at end of period	64	$22.92	3.5 Years	$1.0
The aggregate intrinsic value included in the table above represents the total pre-tax intrinsic value that would have been received by the stock appreciation rights holders had all holders exercised their rights on December 31, 2018. The intrinsic value is calculated as the total number of stock appreciation rights multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the stock appreciation rights. This amount changes based on the price of our common stock.
Cash-Settled Performance Units
The actual number of units in which each participant vests is dependent upon achievement of certain return on invested capital and diluted earnings per share targets over a three-year performance period. The number of units in which participants can vest ranges from zero to 200% of the initial performance units granted, to be determined upon completion of the three-year performance period.
As of December 31, 2018, we had 17,510 nonvested units valued at $38.23 per share with an assumed weighted-average vesting of 155%. The fair value is based on our closing stock price as of December 31, 2018 and is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.
Cash-Settled Restricted Stock Units
As of December 31, 2018, we had 4,713 nonvested units valued at $38.23 per share. The fair value is based on our closing stock price as of December 31, 2018 and is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.

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
Other Litigation and Settlements
Due to the nature of our business, we are, from time to time, involved in litigation, disputes or claims related to our business activities, including, among other things:

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
We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the U.S. Environmental Protection Agency and the NRC. We are also involved in manufacturing activities at licensed facilities in Canada that are also subject to continuing reviews by governmental agencies in Canada, including the CNSC.
The NRC's decommissioning regulations require our Nuclear Operations Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its licensed facilities at the end of their service lives. We provided financial assurance totaling $56.2 million during the years ended December 31, 2018 and 2017 with surety bonds for the ultimate decommissioning of these licensed facilities. These two facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. These surety bonds are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC's decommissioning regulations require our Nuclear Power Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its CNSC-licensed facilities at the end of their service lives. We provided financial assurance totaling $45.1 million and $41.7 million during the years ended December 31, 2018 and 2017, respectively, with letters of credit and surety bonds for the ultimate decommissioning of these licensed facilities.
Our compliance with federal, foreign, state and local environmental control and protection regulations resulted in pre-tax charges of approximately $14.7 million, $14.1 million and $14.2 million in the years ended December 31, 2018, 2017 and 2016, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $1.7 million, $0.9 million and $1.3 million in the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, we had total environmental accruals (including provisions for the facilities discussed above) of $104.9 million and $93.3 million, respectively. Of our total environmental accruals at December 31, 2018 and 2017, $18.5 million and $13.5 million, respectively, were included in current liabilities. Inherent in the estimates of these accruals are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.
Operating Leases
Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2018 were as follows (amounts in thousands):

Year Ending December 31,	Amount
2019	$5,650
2020	$2,655
2021	$1,969
2022	$1,216
2023	$511
Thereafter	$1,231

Total rental expenses for the years ended December 31, 2018, 2017 and 2016 were $6.2 million, $5.1 million and $4.6 million, respectively.
NOTE 11 – RISKS AND UNCERTAINTIES
Revenue Recognized Over Time
As of December 31, 2018, in accordance with the method of recognizing revenue over time, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-price contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.
Insurance
Upon the February 22, 2006 effectiveness of the settlement relating to the Chapter 11 proceedings involving several of our former subsidiaries, most of our subsidiaries contributed substantial insurance rights to the asbestos personal injury trust, including rights to (1) certain pre-1979 primary and excess insurance coverages and (2) certain of our 1979-1986 excess insurance coverage. These insurance rights provided coverage for, among other things, asbestos and other personal injury claims, subject to the terms and conditions of the policies. The contribution of these insurance rights was made in exchange for the agreement on the part of the representatives of the asbestos claimants, including the representative of future claimants, to the entry of a permanent injunction, pursuant to Section 524(g) of the U.S. Bankruptcy Code, to channel to the asbestos trust all asbestos-related claims against our subsidiaries and former subsidiaries arising out of, resulting from or attributable to their operations, and the implementation of related releases and indemnification provisions protecting those subsidiaries and their affiliates from future liability for such claims. Although we are not aware of any significant, unresolved claims against our subsidiaries and former subsidiaries that are not subject to the channeling injunction and that relate to the periods during which such excess insurance coverage related, with the contribution of these insurance rights to the asbestos personal injury trust, it is possible that we could have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust. In conjunction with the spin-off, claims and liabilities associated with these asbestos personal injury, property damage and indirect property damage claims mentioned above have been expressly assumed by BWE pursuant to the master separation agreement between us and BWE.
NOTE 12 – FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK
The primary customer of our Nuclear Operations Group and Nuclear Services Group segments is the U.S. Government, including some of its contractors. Our Nuclear Power Group segment's major customers are large utilities. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In the years ended December 31, 2018, 2017 and 2016, U.S. Government contracts accounted for approximately 79%, 81% and 87% of our total consolidated revenues, respectively. Accounts receivable due directly or indirectly from the U.S. Government represented 63% and 65% of net receivables at December 31, 2018 and December 31, 2017, respectively. See Note 15 for additional information about our operations in different geographic areas.
We believe that our provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. At December 31, 2018 and 2017, the allowances for possible losses that we deducted from Accounts receivable – trade, net on our consolidated balance sheets were $0.1 million and $0.1 million, respectively.

NOTE 13 – INVESTMENTS
The following is a summary of our investments at December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity securities
Equities	$908	$255	$—	$1,163
Mutual funds	4,699	—	(5)	4,694
Available-for-sale securities
U.S. Government and agency securities	2,216	11	—	2,227
Corporate bonds	2,850	—	(47)	2,803
Asset-backed securities and collateralized mortgage obligations	144	—	(52)	92
Total	$10,817	$266	$(104)	$10,979
The following is a summary of our investments at December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale securities
U.S. Government and agency securities	$1,300	$—	$(1)	$1,299
Corporate bonds	3,114	55	—	3,169
Equities	908	1,851	—	2,759
Mutual funds	4,382	465	—	4,847
Asset-backed securities and collateralized mortgage obligations	204	—	(43)	161
Total	$9,908	$2,371	$(44)	$12,235
Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
	(In thousands)
Year Ended December 31, 2018	$—	$—	$—
Year Ended December 31, 2017	$148	$108	$—
Year Ended December 31, 2016	$9,261	$337	$—
NOTE 14 – FAIR VALUE MEASUREMENTS
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
Fair Value Measurements
The following is a summary of our investments measured at fair value at December 31, 2018:

	12/31/2018	Level 1	Level 2	Level 3
	(In thousands)
Equity securities
Equities	$1,163	$—	$1,163	$—
Mutual funds	4,694	—	4,694	—
Available-for-sale securities
U.S. Government and agency securities	2,227	2,227	—	—
Corporate bonds	2,803	1,433	1,370	—
Asset-backed securities and collateralized mortgage obligations	92	—	92	—
Total	$10,979	$3,660	$7,319	$—
The following is a summary of our investments measured at fair value at December 31, 2017:

	12/31/2017	Level 1	Level 2	Level 3
	(In thousands)
Available-for-sale securities
U.S. Government and agency securities	$1,299	$1,299	$—	$—
Corporate bonds	3,169	1,534	1,635	—
Equities	2,759	—	2,759	—
Mutual funds	4,847	—	4,847	—
Asset-backed securities and collateralized mortgage obligations	161	—	161	—
Total	$12,235	$2,833	$9,402	$—
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At December 31, 2018 and 2017, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars, with a total fair value of $0.7 million and $0.3 million, respectively.

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
Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At December 31, 2018, the fair value of our Senior Notes was $384.9 million. The fair value of our remaining debt instruments approximated their carrying value at December 31, 2018 and 2017.
NOTE 15 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. The operations of our segments are managed separately, and each segment has unique technology, services and customer classes. We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses, the mPower Framework Agreement and gains (losses) on sales of corporate assets.

1. Information about Operations in our Different Industry Segments:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
REVENUES (1):
Nuclear Operations Group	$1,319,170	$1,271,861	$1,269,272
Nuclear Services Group	122,438	137,249	128,021
Nuclear Power Group	365,911	285,831	161,572
Adjustments and Eliminations	(7,630)	(7,203)	(8,292)
	$1,799,889	$1,687,738	$1,550,573

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Nuclear Operations Group Transfers	$(4,004)	$(1,322)	$(208)
Nuclear Services Group Transfers	(3,318)	(5,635)	(7,016)
Nuclear Power Group Transfers	(308)	(246)	(1,068)
	$(7,630)	$(7,203)	$(8,292)

OPERATING INCOME:
Nuclear Operations Group	$271,405	$267,930	$247,957
Nuclear Services Group	20,374	22,083	11,169
Nuclear Power Group	52,270	36,548	39,269
Other	(18,074)	(10,688)	(6,398)
	$325,975	$315,873	$291,997
Unallocated Corporate (1)	(20,998)	(23,650)	(27,571)
mPower Framework Agreement	—	—	(30,000)
Total Operating Income (2)	$304,977	$292,223	$234,426
Other Income (Expense):
Interest income	2,479	1,405	651
Interest expense	(27,823)	(14,879)	(8,393)
Other – net	512	17,031	30,584
Total Other Income (Expense)	(24,832)	3,557	22,842
Income before Provision for Income Taxes	$280,145	$295,780	$257,268

(1)	Unallocated corporate includes general corporate overhead not allocated to segments

(2)	Included in operating income is the following:

Losses (Gains) on Asset Disposals and Impairments, Net:
Nuclear Operations Group	$—	$(65)	$—
Nuclear Services Group	—	—	—
Nuclear Power Group	(179)	(129)	(43)
Other	467	—	—
Unallocated Corporate	(224)	—	—
	$64	$(194)	$(43)
Equity in Income of Investees:
Nuclear Operations Group	$—	$—	$—
Nuclear Services Group	30,343	13,612	15,099
Nuclear Power Group	—	—	—
Other	—	—	970
	$30,343	$13,612	$16,069

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
CAPITAL EXPENDITURES:
Nuclear Operations Group	$93,360	$86,323	$43,546
Nuclear Services Group	974	1,514	528
Nuclear Power Group	4,710	3,856	3,102
Other	2,780	628	—
Segment Capital Expenditures	101,824	92,321	47,176
Corporate Capital Expenditures	7,514	4,559	5,458
Total Capital Expenditures	$109,338	$96,880	$52,634
DEPRECIATION AND AMORTIZATION:
Nuclear Operations Group	$32,132	$31,289	$34,364
Nuclear Services Group	3,401	3,702	3,754
Nuclear Power Group	17,154	13,751	3,459
Other	—	—	—
Segment Depreciation and Amortization	52,687	48,742	41,577
Corporate Depreciation and Amortization	7,410	7,815	8,977
Total Depreciation and Amortization	$60,097	$56,557	$50,554

	December 31,
	2018	2017	2016
	(In thousands)
SEGMENT ASSETS:
Nuclear Operations Group	$878,758	$947,055	$854,310
Nuclear Services Group	180,441	161,948	169,850
Nuclear Power Group	482,763	313,959	315,687
Other	5,557	2,511	3,156
Total Segment Assets	1,547,519	1,425,473	1,343,003
Corporate Assets	107,577	286,866	236,812
Total Assets	$1,655,096	$1,712,339	$1,579,815
INVESTMENT IN UNCONSOLIDATED AFFILIATES:
Nuclear Operations Group	$—	$—	$—
Nuclear Services Group	63,746	43,266	41,491
Nuclear Power Group	—	—	—
Other	—	—	1,363
Total Investment in Unconsolidated Affiliates	$63,746	$43,266	$42,854

2. Information about our Product and Service Lines:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
REVENUES:
Nuclear Operations Group:
Government Programs	$1,311,886	$1,262,929	$1,259,459
Commercial Operations	7,284	8,932	9,813
	1,319,170	1,271,861	1,269,272
Nuclear Services Group:
Nuclear Environmental Services	96,566	101,056	86,425
Management & Operation Contracts of U.S. Government Facilities	—	9,746	10,794
Nuclear Services and Advanced Reactor Design and Engineering	25,872	26,447	30,814
Other	—	—	(12)
	122,438	137,249	128,021
Nuclear Power Group:
Nuclear Services and Engineering	164,283	126,900	96,529
Nuclear Manufacturing	201,628	158,931	65,043
	365,911	285,831	161,572
Other:	—	—	—
Eliminations	(7,630)	(7,203)	(8,292)
	$1,799,889	$1,687,738	$1,550,573
3. Information about our Consolidated Operations in Different Geographic Areas:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
REVENUES (1):
U.S.	$1,446,791	$1,408,817	$1,397,505
Canada	294,913	245,073	124,964
China	43,403	26,228	13,033
Romania	7,221	2,781	10,743
Belgium	5,164	1,224	785
All Other Countries	2,397	3,615	3,543
	$1,799,889	$1,687,738	$1,550,573

(1)	We allocate geographic revenues based on the location of the customers' operations.

	December 31,
	2018	2017	2016
	(In thousands)
NET PROPERTY, PLANT AND EQUIPMENT:
U.S.	$390,632	$308,561	$256,672
Canada	48,607	40,068	43,014
	$439,239	$348,629	$299,686
4. Information about our Major Customers:
In the years ended December 31, 2018, 2017 and 2016, U.S. Government contracts accounted for approximately 79%, 81% and 87% of our total consolidated revenues, respectively. Substantially all of these revenues are included in our Nuclear Operations Group and Nuclear Services Group segments.

NOTE 16 – QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018 Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(In thousands, except per share amounts)
Revenues	$457,463	$438,921	$425,507	$477,998
Operating income (1)	$79,888	$71,549	$50,395	$103,145
Equity in income of investees	$7,150	$6,225	$9,323	$7,645
Net Income Attributable to BWX Technologies, Inc.	$66,441	$60,663	$77,919	$21,935
Earnings per common share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.67	$0.61	$0.78	$0.22
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.66	$0.60	$0.78	$0.22

(1)	Includes equity in income of investees.

	Year Ended December 31, 2017 Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands, except per share amounts)
Revenues	$428,229	$410,011	$419,360	$430,138
Operating income (1)	$76,272	$85,428	$66,777	$63,746
Equity in income of investees	$3,875	$3,327	$3,630	$2,780
Net Income Attributable to BWX Technologies, Inc.	$55,719	$61,263	$46,553	$(15,691)
Earnings per common share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.56	$0.62	$0.47	$(0.16)
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.55	$0.61	$0.46	$(0.16)

(1)	Includes equity in income of investees.
In the quarter ended June 30, 2017, we settled a contract dispute related to task order work that ended in 2013, which resulted in the recovery of $7.9 million of revenue. In the quarter ended December 31, 2017, we recognized $53.0 million of expense in our provision for income taxes related to significant changes to existing U.S. tax laws. In the quarter ended September 30, 2018, we recognized $12.5 million of benefit in our provision for income taxes related to the remeasurement of our deferred tax assets as a result of accelerating additional contributions to certain of our domestic pension plans for inclusion in our 2017 U.S. tax return.
We immediately recognize actuarial gains (losses) for our pension and postretirement benefit plans into earnings as a component of net periodic benefit cost. Recorded in the quarters ended December 31, 2018 and 2017, the effects of these adjustments on pre-tax income were $(67.8) million and $(11.1) million, respectively. Additionally, we recorded an interim net actuarial gain of $35.1 million in the quarter ended September 30, 2018 as a result of the purchase of a group annuity contract to transfer certain domestic pension benefit obligations to an insurance company, which included a $10.4 million settlement loss and a $45.5 million actuarial gain.

NOTE 17 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except shares and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$226,958	$147,844	$183,057
Weighted-average common shares	99,062,087	99,334,472	102,471,788
Basic earnings per common share	$2.29	$1.49	$1.79
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$226,958	$147,844	$183,057
Weighted-average common shares (basic)	99,062,087	99,334,472	102,471,788
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	956,966	1,034,718	1,368,950
Adjusted weighted-average common shares	100,019,053	100,369,190	103,840,738
Diluted earnings per common share	$2.27	$1.47	$1.76

(1)	At December 31, 2018, 2017 and 2016, we excluded 0, 41,854 and 0 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. It should be noted that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded from our assessment the internal control over financial reporting of the MI business, which was acquired on July 30, 2018, and whose financial statements constitute 13% and 1% of total assets and revenues, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2018. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2018. Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2018, and their report is included in Item 9A.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of BWX Technologies, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BWX Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated February 25, 2019 expressed an unqualified opinion on those financial statements.
As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Sotera Health's Nordion medical isotope business, which was acquired on July 30, 2018 and whose financial statements constitute 13% of total assets and 1% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Sotera Health's Nordion medical isotope business.
Basis for Opinion
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
February 25, 2019

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors," "Named Executive Profiles," and "Executive Officer Profiles" in the Proxy Statement for our 2019 Annual Meeting of Stockholders. The information required by this item with respect to compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading "Section 16(a) Beneficial Ownership Compliance" in the Proxy Statement for our 2019 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit and Finance Committee financial experts is incorporated by reference to the material appearing in "Director Independence" and "Audit and Finance Committee" under the heading "Corporate Governance – Board of Directors and Its Committees" in the Proxy Statement for our 2019 Annual Meeting of Stockholders.
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
The information required by this item is incorporated by reference to the material appearing under the headings "Compensation Discussion and Analysis," "Compensation of Directors," "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation" section under the heading "Corporate Governance – Board of Directors and Its Committees," and "Compensation Committee Report" in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the material appearing under the headings "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the headings "Corporate Governance – Director Independence" and "Certain Relationships and Related Transactions" in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the material appearing under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2019" in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report or incorporated by reference:

1.	CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements for the Years Ended December 31, 2018, 2017 and 2016

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

3.3
Amended and Restated Bylaws, dated November 6, 2018 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 1-34658)).

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

10.1
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

10.4
Cooperative Agreement, dated as of April 12, 2013, between Babcock & Wilcox mPower, Inc. and the United States Department of Energy (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 15, 2013 (File No. 1-34658)).

10.5*
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

10.9*
Form of Amendment to Change in Control Agreement, dated July 1, 2016, between the Company and certain officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-34658)).

10.10*
Form of Change In Control Agreement between the Company and Mr. Geveden dated October 26, 2015 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-34658)).

10.11*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-34658)).

10.12*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-34658)).

10.13*	Form of Non-Employee Director Grant Letter (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-34658)).

10.14*
Form of 2018 Performance Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2018 (File No. 1-34658)).

10.15*
Form of 2018 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2018 (File No. 1-34658)).

10.16*
Form of 2017 Performance Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2016 (File No. 1-34658)).

10.17*
Form of 2017 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2016 (File No. 1-34658)).

10.18*
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

10.20*
Form of Agreement to Convert Units Payable in BWE Shares into Units Payable in BWXT Shares (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-34658)).

10.21*
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

10.25*
BWX Technologies, Inc. Executive Severance Plan amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.26*
2010 Long-Term Incentive Plan of the Company as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.27*
Form of Restructuring Transaction Retention Agreement between the Company and certain of our executive officers, dated November 5, 2014 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.28*
Form of Restructuring Transaction Severance Agreement between the Company and certain of our executive officers, dated November 5, 2014 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.29*
Employee Matters Agreement, dated as of June 8, 2015, by and between the Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

10.30
Transition Services Agreement, dated as of June 8, 2015, between the Company, as service provider, and Babcock &Wilcox Enterprises, Inc., as service receiver (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.31
Transition Services Agreement, dated as of June 8, 2015, between Babcock & Wilcox Enterprises, Inc., as service provider, and the Company, as service receiver (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.32
Assumption and Loss Allocation Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Babcock & Wilcox Enterprises, Inc. and the Company (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.33
Reinsurance Novation and Assumption Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company and Dampkraft Insurance Company (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.34
Novation and Assumption Agreement, dated as of June 19, 2015, by and among the Company, Babcock & Wilcox Enterprises, Inc., Dampkraft Insurance Company and Creole Insurance Company (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

Exhibit Number	Description

10.35*
Form of Director and Officer Indemnification Agreement entered into between the Company and each of its directors and selected officers effective July 1, 2015 (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.36*
Transition Agreement, dated December 14, 2017, between John A. Fees and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 15, 2017 (File No. 1-34658)).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BWX TECHNOLOGIES, INC.

/s/ Rex D. Geveden
February 25, 2019	By:	Rex D. Geveden
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ Rex D. Geveden	President and Chief Executive Officer
Rex D. Geveden	(Principal Executive Officer)

/s/ David S. Black	Senior Vice President and Chief Financial Officer
David S. Black	(Principal Financial Officer and Duly Authorized Representative)

/s/ Jason S. Kerr	Vice President and Chief Accounting Officer
Jason S. Kerr	(Principal Accounting Officer and Duly Authorized Representative)

/s/ John A. Fees	Non-Executive Chairman
John A. Fees

/s/ Jan A. Bertsch	Director
Jan A. Bertsch

/s/ Gerhard F. Burbach	Director
Gerhard F. Burbach

/s/ James M. Jaska	Director
James M. Jaska

/s/ Kenneth J. Krieg	Director
Kenneth J. Krieg

/s/ Robb A. LeMasters	Director
Robb A. LeMasters

/s/ Richard W. Mies	Director
Richard W. Mies

/s/ Robert L. Nardelli	Director
Robert L. Nardelli

/s/ Barbara A. Niland	Director
Barbara A. Niland

/s/ Charles W. Pryor Jr.	Director
Charles W. Pryor Jr.
February 25, 2019