Form 10-Q
period 2019-03-31
BWX Technologies, Inc.
filed 2019-05-01
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 __________________________________________________
FORM 10-Q
 __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at April 29, 2019 was 95,149,979.

BWX TECHNOLOGIES, INC.
INDEX - FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2019	December 31, 2018
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$22,976	$29,871
Restricted cash and cash equivalents	4,024	3,834
Investments	3,601	3,597
Accounts receivable – trade, net	65,255	71,574
Accounts receivable – other	12,038	13,374
Retainages	72,000	57,885
Contracts in progress	351,953	318,454
Other current assets	45,717	43,859
Total Current Assets	577,564	542,448
Property, Plant and Equipment	1,150,110	1,132,392
Less accumulated depreciation	696,095	693,153
Net Property, Plant and Equipment	454,015	439,239
Investments	8,598	7,382
Goodwill	275,604	274,082
Deferred Income Taxes	61,154	63,908
Investments in Unconsolidated Affiliates	65,320	63,746
Intangible Assets	194,116	228,676
Other Assets	80,415	35,615
TOTAL	$1,716,786	$1,655,096
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2019	December 31, 2018
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$14,383	$14,227
Accounts payable	98,455	114,751
Accrued employee benefits	56,342	77,386
Accrued liabilities – other	58,032	62,163
Advance billings on contracts	88,117	98,477
Accrued warranty expense	10,431	10,344
Total Current Liabilities	325,760	377,348
Long-Term Debt	856,005	753,617
Accumulated Postretirement Benefit Obligation	19,223	19,236
Environmental Liabilities	87,972	86,372
Pension Liability	169,939	173,469
Other Liabilities	15,013	9,353
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 126,379,796 and 125,871,866 shares at March 31, 2019 and December 31, 2018, respectively	1,264	1,259
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	119,525	115,725
Retained earnings	1,198,198	1,166,762
Treasury stock at cost, 31,243,844 and 30,625,074 shares at March 31, 2019 and December 31, 2018, respectively	(1,066,822)	(1,037,795)
Accumulated other comprehensive income	(9,316)	(10,289)
Stockholders' Equity – BWX Technologies, Inc.	242,849	235,662
Noncontrolling interest	25	39
Total Stockholders' Equity	242,874	235,701
TOTAL	$1,716,786	$1,655,096
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2019	2018
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$416,454	$457,463
Costs and Expenses:
Cost of operations	303,635	327,364
Research and development costs	5,174	3,607
Losses (gains) on asset disposals and impairments, net	—	(8)
Selling, general and administrative expenses	51,683	53,762
Total Costs and Expenses	360,492	384,725
Equity in Income of Investees	7,682	7,150
Operating Income	63,644	79,888
Other Income (Expense):
Interest income	415	778
Interest expense	(8,703)	(3,560)
Other – net	7,521	7,910
Total Other Income (Expense)	(767)	5,128
Income before Provision for Income Taxes	62,877	85,016
Provision for Income Taxes	13,767	18,603
Net Income	$49,110	$66,413
Net (Income) Loss Attributable to Noncontrolling Interest	(132)	28
Net Income Attributable to BWX Technologies, Inc.	$48,978	$66,441
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.51	$0.67
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.51	$0.66
Shares used in the computation of earnings per share (Note 9):
Basic	95,255,109	99,526,187
Diluted	95,821,354	100,512,287
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2019	2018
	(Unaudited) (In thousands)
Net Income	$49,110	$66,413
Other Comprehensive Income (Loss):
Currency translation adjustments	943	(3,124)
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $164 and $(59), respectively	(441)	173
Reclassification adjustment for gains included in net income, net of tax provision of $49 and $30, respectively	(141)	(79)
Amortization of benefit plan costs, net of tax benefit of $(136) and $(183), respectively	511	322
Investments:
Unrealized gains (losses) arising during the period, net of tax provision of $(7) and $0, respectively	24	(66)
Other Comprehensive Income (Loss)	896	(2,774)
Total Comprehensive Income	50,006	63,639
Comprehensive Income Attributable to Noncontrolling Interest	(132)	28
Comprehensive Income Attributable to BWX Technologies, Inc.	$49,874	$63,667
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2018	125,871,866	$1,259	$115,725	$1,166,762	$(10,289)	$(1,037,795)	$235,662	$39	$235,701
Recently adopted accounting standards	—	—	—	(1,219)	77	—	(1,142)	—	(1,142)
Net income	—	—	—	48,978	—	—	48,978	132	49,110
Dividends declared ($0.17 per share)	—	—	—	(16,323)	—	—	(16,323)	—	(16,323)
Currency translation adjustments	—	—	—	—	943	—	943	—	943
Derivative financial instruments	—	—	—	—	(582)	—	(582)	—	(582)
Defined benefit obligations	—	—	—	—	511	—	511	—	511
Available-for-sale investments	—	—	—	—	24	—	24	—	24
Exercises of stock options	58,655	1	1,275	—	—	—	1,276	—	1,276
Shares placed in treasury	—	—	—	—	—	(29,027)	(29,027)	—	(29,027)
Stock-based compensation charges	449,275	4	2,525	—	—	—	2,529	—	2,529
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(146)	(146)
Balance March 31, 2019 (unaudited)	126,379,796	$1,264	$119,525	$1,198,198	$(9,316)	$(1,066,822)	$242,849	$25	$242,874

Balance December 31, 2017	125,381,591	$1,254	$98,843	$990,652	$9,454	$(814,809)	$285,394	$363	$285,757
Recently adopted accounting standards	—	—	—	13,311	(3,385)	—	9,926	—	9,926
Net income	—	—	—	66,441	—	—	66,441	(28)	66,413
Dividends declared ($0.16 per share)	—	—	—	(16,174)	—	—	(16,174)	—	(16,174)
Currency translation adjustments	—	—	—	—	(3,124)	—	(3,124)	—	(3,124)
Derivative financial instruments	—	—	—	—	94	—	94	—	94
Defined benefit obligations	—	—	—	—	322	—	322	—	322
Available-for-sale investments	—	—	—	—	(66)	—	(66)	—	(66)
Exercises of stock options	159,126	1	3,806	—	—	—	3,807	—	3,807
Shares placed in treasury	—	—	—	—	—	(5,940)	(5,940)	—	(5,940)
Stock-based compensation charges	181,317	2	4,459	—	—	—	4,461	—	4,461
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(226)	(226)
Balance March 31, 2018 (unaudited)	125,722,034	$1,257	$107,108	$1,054,230	$3,295	$(820,749)	$345,141	$109	$345,250
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$49,110	$66,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,122	14,061
Income of investees, net of dividends	(2,960)	(2,299)
Recognition of losses for pension and postretirement plans	647	505
Stock-based compensation expense	2,529	4,461
Changes in assets and liabilities:
Accounts receivable	5,812	27,387
Accounts payable	1,612	10,528
Retainages	(13,949)	(10,444)
Contracts in progress and advance billings on contracts	(43,735)	(74,153)
Income taxes	7,559	(5,502)
Accrued and other current liabilities	(10,748)	364
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(25,876)	(48,929)
Other, net	(2,846)	(997)
NET CASH USED IN OPERATING ACTIVITIES	(17,723)	(18,605)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(44,519)	(17,634)
Purchases of securities	(1,786)	(1,033)
Sales and maturities of securities	1,800	2,948
Other, net	—	8
NET CASH USED IN INVESTING ACTIVITIES	(44,505)	(15,711)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	212,500	—
Repayments of long-term debt	(113,457)	(6,951)
Repurchases of common shares	(20,000)	—
Dividends paid to common shareholders	(16,797)	(15,947)
Exercises of stock options	823	2,525
Cash paid for shares withheld to satisfy employee taxes	(8,574)	(4,657)
Other	943	(226)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	55,438	(25,256)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	104	(2,236)
TOTAL DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(6,686)	(61,808)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,408	213,144
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,722	$151,336
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,767	$3,463
Income taxes (net of refunds)	$6,191	$24,370
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$11,249	$4,735
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the condensed consolidated financial statements of BWX Technologies, Inc. ("BWXT" or the "Company") in U.S. dollars in accordance with the interim reporting requirements of Form 10-Q, Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States ("GAAP"). Certain financial information and disclosures normally included in our financial statements prepared annually in accordance with GAAP have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2018 (our "2018 10-K"). We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation.
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at March 31, 2019 and for the three months ended March 31, 2019 primarily related to the adoption of new accounting standards. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
Unless the context otherwise indicates, "we," "us" and "our" mean BWXT and its consolidated subsidiaries.
Reportable Segments
We operate in three reportable segments: Nuclear Operations Group, Nuclear Power Group and Nuclear Services Group. Our reportable segments are further described as follows:

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

•
Our Nuclear Power Group segment fabricates commercial nuclear steam generators, nuclear fuel, fuel handling systems, pressure vessels, reactor components, heat exchangers, tooling delivery systems and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level waste, for nuclear utility customers. BWXT has supplied the nuclear industry with more than 1,300 large, heavy components worldwide and is the only commercial heavy nuclear component manufacturer in North America. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development, electrical and controls engineering and metallurgy and materials engineering. In addition, this segment offers in-plant inspection, maintenance and modification services for nuclear steam generators, heat exchangers, reactors, fuel handling systems and balance of plant equipment, as well as specialized non-destructive examination and tooling/repair solutions. This segment is also a leading global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses. See Note 2 for information about a recent acquisition related to this segment.

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
Our Nuclear Services Group segment is also engaged in inspection and maintenance services for the commercial nuclear industry primarily in the U.S. These services include steam generator, heat exchanger and balance of plant inspection and servicing as well as high pressure water lancing, non-destructive examination and the development of customized tooling solutions. This segment also offers complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for new advanced nuclear reactors and other nuclear technologies.
See Note 8 for financial information about our segments. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes included in our 2018 10-K.
Recently Adopted Accounting Standards
In February 2016, the FASB issued an update to the Topic Leases, which supersedes the lease reporting requirements in Topic Leases (previously "FAS 13"). This update requires that a lessee recognize on its balance sheets the assets and liabilities for all leases with lease terms of more than 12 months, along with additional qualitative and quantitative disclosures. We adopted this update on January 1, 2019 using the modified retrospective method, which resulted in the recognition of right-of-use assets totaling $45.1 million and lease liabilities totaling $11.9 million. The difference between the right-of-use assets and lease liabilities of $33.2 million was primarily the result of reclassifications of favorable leases related to recent acquisitions from Intangible Assets. In addition, we elected the package of practical expedients permitted under the transition guidance, which allowed us to carry forward our historical lease classifications, among other things. The adoption of the provisions in this update did not have an impact on our condensed consolidated statements of income or cash flows.
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
On January 1, 2019, certain of our joint ventures within our Nuclear Services Group segment adopted the provisions of FASB Topic Revenue from Contracts with Customers. This resulted in a decrease to Investments in Unconsolidated Affiliates of $1.1 million with an offsetting decrease to Retained earnings on our condensed consolidated balance sheet.
Accumulated Other Comprehensive Income
The components of Accumulated other comprehensive income included in Stockholders' Equity are as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Currency translation adjustments	$4,449	$3,506
Net unrealized gain on derivative financial instruments	180	685
Unrecognized prior service cost on benefit obligations	(13,884)	(14,395)
Net unrealized gain (loss) on available-for-sale investments	(61)	(85)
Accumulated other comprehensive income	$(9,316)	$(10,289)
Upon adopting the FASB update to the Topic Derivatives, we reclassified $0.1 million from Retained earnings to Accumulated other comprehensive income on January 1, 2019.

The amounts reclassified out of Accumulated other comprehensive income by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended March 31,
	2019	2018
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)		Line Item Presented
Realized gain (loss) on derivative financial instruments	$(12)	$(11)	Revenues
	202	120	Cost of operations
	190	109	Total before tax
	(49)	(30)	Provision for Income Taxes
	$141	$79	Net Income
Amortization of prior service cost on benefit obligations	$(647)	$(505)	Other – net
	136	183	Provision for Income Taxes
	$(511)	$(322)	Net Income
Total reclassification for the period	$(370)	$(243)
Inventories
At March 31, 2019 and December 31, 2018, Other current assets included inventories totaling $15.2 million and $16.0 million, respectively, consisting entirely of raw materials and supplies.
Restricted Cash and Cash Equivalents
At March 31, 2019, we had restricted cash and cash equivalents totaling $6.7 million, $2.7 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $4.0 million of which was held to meet reinsurance reserve requirements of our captive insurer.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statement of cash flows:

	March 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$22,976	$29,871
Restricted cash and cash equivalents	4,024	3,834
Restricted cash and cash equivalents included in Other Assets	2,722	2,703
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statement of cash flows	$29,722	$36,408
Leases
We lease certain manufacturing facilities, office space and equipment under operating leases with terms of one to 20 years. Certain of the leases include options to renew for periods of one to 10 years. We include lease options in our determination of the right-of-use asset and lease liability if it is reasonably certain that we will exercise one or more of the options. Leases with initial terms of 12 months or less are excluded from our right-of-use assets and lease liabilities. Our right-of-use assets are included in Other Assets on our condensed consolidated balance sheet. Our current lease liabilities are included in Accrued liabilities – other, and our noncurrent lease liabilities are included in Other Liabilities on our condensed consolidated balance sheet. We use discount rates based on our incremental borrowing rate as most of our leases do not provide an implicit rate that can be readily determined.

During the three months ended March 31, 2019, we recognized lease expense of $2.1 million and paid cash of $1.7 million for our operating leases. At March 31, 2019, our weighted-average remaining lease term was 4.0 years, and for the purpose of measuring the present value of our lease liabilities, the weighted-average discount rate was 5.03%. The maturities of our lease liabilities at March 31, 2019 were as follows (amounts in thousands):

2019	$4,354
2020	2,680
2021	1,974
2022	1,221
2023	513
2024	142
Thereafter	1,102
Total lease payments	$11,986
Less: interest	(1,220)
Present value of lease liabilities (1)	$10,766

(1)	Includes current lease liabilities of $4.9 million.
At March 31, 2019, our right-of-use assets totaled $44.1 million. The difference between the right-of-use assets and lease liabilities was primarily the result of reclassifications of favorable leases related to recent acquisitions from Intangible Assets.
Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2018 were as follows (amounts in thousands):

2019	$5,650
2020	$2,655
2021	$1,969
2022	$1,216
2023	$511
Thereafter	$1,231
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
We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our condensed consolidated balance sheets. Based on the hedge designation at the inception of the contract, the related gains and losses on these contracts are deferred in stockholders' equity as a component of Accumulated other comprehensive income until the hedged item is recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of Other – net on our condensed consolidated statements of income.
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At March 31, 2019, we had deferred approximately $0.2 million of net gains on these derivative financial instruments in Accumulated other comprehensive income. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months.
At March 31, 2019, our derivative financial instruments consisted of FX forward contracts with a total notional value of $73.5 million with maturities extending to December 2021. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.
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
Our effective tax rate for the three months ended March 31, 2019 was 21.9% as compared to 21.9% for the three months ended March 31, 2018. The effective tax rates for the three months ended March 31, 2019 and 2018 were slightly higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rates for the three months ended March 31, 2019 and 2018 were favorably impacted by benefits recognized for excess tax benefits related to employee share-based payments of $1.7 million and $2.2 million, respectively.
As of March 31, 2019, we had gross unrecognized tax benefits of $0.3 million (exclusive of interest and federal and state benefits), all of which would reduce our effective tax rate if recognized.
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
The following unaudited pro forma financial information presents our results of operations for the three months ended March 31, 2018 as if the acquisition of the MI business had occurred on January 1, 2017. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2017. This information is presented for comparative purposes only and should not be taken as representative of our future consolidated results of operations.

Three Months Ended
March 31, 2018
(In thousands, except per share amounts)
Revenues	$467,791
Net Income Attributable to BWX Technologies, Inc.	$66,890
Basic Earnings per Common Share	$0.67
Diluted Earnings per Common Share	$0.67
The unaudited pro forma results include the following pre-tax adjustments to the historical results presented above:

•	Increase in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of approximately $1.5 million for the three months ended March 31, 2018.

•
Additional interest expense associated with the incremental borrowings that would have been incurred to acquire the MI business as of January 1, 2017 of approximately $1.5 million for the three months ended March 31, 2018.

•	Elimination of $1.6 million in acquisition related costs recognized in the three months ended March 31, 2018 that are not expected to be recurring.

NOTE 3 – REVENUE RECOGNITION
Disaggregated Revenues
Revenues by geographical area and customer type were as follows:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
United States:
Government	$297,303	$—	$24,451	$321,754	$316,631	$—	$25,881	$342,512
Non-Government	5,338	9,162	4,353	18,853	—	260	3,177	3,437
	$302,641	$9,162	$28,804	$340,607	$316,631	$260	$29,058	$345,949
Canada:
Non-Government	$—	$68,611	$290	$68,901	$—	$82,325	$975	$83,300
Other:
Non-Government	$2,160	$6,626	$—	$8,786	$—	$30,231	$—	$30,231
Segment Revenues	$304,801	$84,399	$29,094	418,294	$316,631	$112,816	$30,033	459,480
Adjustments and Eliminations				(1,840)				(2,017)
Revenues				$416,454				$457,463
Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Over time	$304,733	$70,661	$29,094	$404,488	$316,631	$105,109	$30,033	$451,773
Point-in-time	68	13,738	—	13,806	—	7,707	—	7,707
Segment Revenues	$304,801	$84,399	$29,094	418,294	$316,631	$112,816	$30,033	459,480
Adjustments and Eliminations				(1,840)				(2,017)
Revenues				$416,454				$457,463
Revenues by contract type were as follows:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Fixed-Price Incentive Fee	$245,487	$273	$—	$245,760	$249,240	$4,028	$—	$253,268
Firm-Fixed-Price	39,343	61,998	6,168	107,509	47,058	74,282	5,410	126,750
Cost-Plus Fee	19,853	—	22,535	42,388	20,233	45	23,953	44,231
Time-and-Materials	118	22,128	391	22,637	100	34,461	670	35,231
Segment Revenues	$304,801	$84,399	$29,094	418,294	$316,631	$112,816	$30,033	459,480
Adjustments and Eliminations				(1,840)				(2,017)
Revenues				$416,454				$457,463
Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the three months ended March 31, 2019 and 2018, we recognized net favorable changes in estimates that resulted in increases in revenues of $4.8 million and $5.3 million, respectively.

Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized over time. Amounts that are withheld on our fixed-price incentive fee contracts are classified within Retainages. Certain of these amounts require conditions other than the passage of time to be achieved, with the remaining amounts only requiring the passage of time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the three months ended March 31, 2019, our unbilled receivables increased $33.1 million, primarily as a result of revenue in excess of billings on certain fixed-price incentive fee contracts within our Nuclear Operations Group segment and services and engineering contracts within our Nuclear Power Group segment. Our fixed-price incentive fee contracts for our Nuclear Operations Group segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments made during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts. This resulted in an increase in retainages on contracts during the three months ended March 31, 2019 as shown below:

	March 31,	December 31,
	2019	2018
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$341,776	$308,723
Retainages	$72,000	$57,885
Included in Other Assets:
Retainages	$1,508	$1,674
Advance billings on contracts	$88,117	$98,477
During the three months ended March 31, 2019 and 2018, we recognized $33.8 million and $30.4 million of revenues that were in Advance billings on contracts at December 31, 2018 and January 1, 2018, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Of the March 31, 2019 remaining performance obligations on our contracts with customers, we expect to recognize revenues as follows:

	2019	2020	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$708	$947	$2,355	$4,010
Nuclear Power Group	185	146	438	769
Nuclear Services Group	40	3	2	45
Total Remaining Performance Obligations	$933	$1,096	$2,795	$4,824

NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended March 31, 2019 and 2018, these amounts were $2.6 million. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended March 31, 2019 and 2018, these amounts were $(5.2) million and $(8.9) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
	(In thousands)
Service cost	$2,456	$2,413	$145	$165
Interest cost	11,592	12,343	585	549
Expected return on plan assets	(17,436)	(21,625)	(627)	(634)
Amortization of prior service cost (credit)	725	550	(78)	(45)
Net periodic benefit (income) cost	$(2,663)	$(6,319)	$25	$35
NOTE 5 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q. For more information regarding commitments and contingencies, refer to Note 10 to the consolidated financial statements in Part II of our 2018 10-K.
NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at March 31, 2019:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities
Equities	$1,919	$—	$1,919	$—
Mutual funds	5,130	—	5,130	—
Available-for-sale securities
U.S. Government and agency securities	1,979	1,979	—	—
Corporate bonds	3,082	1,460	1,622	—
Asset-backed securities and collateralized mortgage obligations	89	—	89	—
Total	$12,199	$3,439	$8,760	$—
The following is a summary of our investments measured at fair value at December 31, 2018:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities
Equities	$1,163	$—	$1,163	$—
Mutual funds	4,694	—	4,694	—
Available-for-sale securities
U.S. Government and agency securities	2,227	2,227	—	—
Corporate bonds	2,803	1,433	1,370	—
Asset-backed securities and collateralized mortgage obligations	92	—	92	—
Total	$10,979	$3,660	$7,319	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At March 31, 2019 and December 31, 2018, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars, with a total fair value of $(0.2) million and $0.7 million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our 5.375% senior notes due 2026 (the "Senior Notes"), on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At March 31, 2019 and December 31, 2018, the fair value of our Senior Notes was $406.2 million and $384.9 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at March 31, 2019 and December 31, 2018.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended March 31, 2019 and 2018 totaled $3.6 million and $4.9 million, respectively, with associated tax benefit totaling $0.6 million and $0.9 million, respectively.

NOTE 8 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
REVENUES:
Nuclear Operations Group	$304,801	$316,631
Nuclear Power Group	84,399	112,816
Nuclear Services Group	29,094	30,033
Adjustments and Eliminations (1)	(1,840)	(2,017)
	$416,454	$457,463

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Nuclear Operations Group Transfers	$(857)	$(1,139)
Nuclear Power Group Transfers	(40)	(40)
Nuclear Services Group Transfers	(943)	(838)
	$(1,840)	$(2,017)
OPERATING INCOME:
Nuclear Operations Group	$57,625	$67,657
Nuclear Power Group	12,583	21,764
Nuclear Services Group	1,571	1,177
Other	(6,096)	(4,043)
	$65,683	$86,555
Unallocated Corporate (2)	(2,039)	(6,667)
Total Operating Income	$63,644	$79,888
Other Income (Expense):
Interest income	415	778
Interest expense	(8,703)	(3,560)
Other – net	7,521	7,910
Total Other Income (Expense)	(767)	5,128
Income before Provision for Income Taxes	$62,877	$85,016

(2)	Unallocated corporate includes general corporate overhead not allocated to segments.

NOTE 9 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$48,978	$66,441
Weighted-average common shares	95,255,109	99,526,187
Basic earnings per common share	$0.51	$0.67
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$48,978	$66,441
Weighted-average common shares (basic)	95,255,109	99,526,187
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	566,245	986,100
Adjusted weighted-average common shares	95,821,354	100,512,287
Diluted earnings per common share	$0.51	$0.66

(1)	At March 31, 2019 and 2018, we excluded 181,358 and 79,278 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 of this quarterly report on Form 10-Q ("Report") and the audited consolidated financial statements and the related notes and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended December 31, 2018 (our "2018 10-K").
In this Report, unless the context otherwise indicates, "we," "us" and "our" mean BWX Technologies, Inc. ("BWXT" or the "Company") and its consolidated subsidiaries.
From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our Company. Forward-looking statements include those statements that express a belief, expectation or intention, as well as those that are not statements of historical fact, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. Statements and assumptions regarding expectations and projections of specific projects, our future backlog, revenues, income and capital spending, strategic investments, acquisitions or divestitures, return of capital activities or margin improvement initiatives are examples of forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "seek," "goal," "could," "intend," "may," "should" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.
We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our industries and our Company. We caution that these statements are not guarantees of future performance and you should not rely unduly on them as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in the section labeled Item 1A, "Risk Factors" of our 2018 10-K, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
We have discussed many of these factors in more detail elsewhere in this Report and in Item 1A "Risk Factors" in our 2018 10-K. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this Report or in our 2018 10-K could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update or review any forward-looking statement or our description of important factors, whether as a result of new information, future events or otherwise, except as required by applicable laws.
GENERAL
We operate in three reportable segments: Nuclear Operations Group, Nuclear Power Group and Nuclear Services Group. In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues. We are currently exploring growth strategies across our segments to expand and complement our existing businesses. We would expect to fund these opportunities with cash generated from operations or by raising additional capital through debt, equity or some combination thereof.
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
Our Nuclear Power Group segment's overall activity primarily depends on the demand and competitiveness of nuclear energy. A significant portion of our Nuclear Power Group segment's operations depend on the timing of maintenance and refueling outages, the cyclical nature of capital expenditures and major refurbishment and life extension projects, as well as the demand for nuclear fuel and fuel handling equipment primarily in the Canadian market, which could cause variability in our financial results.
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
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 10-K. There have been no material changes to our policies during the three months ended March 31, 2019 with the exception of changes to Financial Accounting Standards Board ("FASB") Topic Leases as described in the notes to the condensed consolidated financial statements in Item 1 of this Report.
Accounting for Contracts
On certain of our performance obligations, we recognize revenue over time. In accordance with FASB Topic Revenue from Contracts with Customers, we are required to estimate the total amount of costs on these performance obligations. As of March 31, 2019, we have provided for the estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-price contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. During the three months ended March 31, 2019 and 2018, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased operating income by approximately $4.8 million and $5.3 million, respectively.
RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2019 VS. THREE MONTHS ENDED MARCH 31, 2018
Selected financial highlights are presented in the table below:

	Three Months Ended March 31,
	2019	2018	$ Change
	(In thousands)
REVENUES:
Nuclear Operations Group	$304,801	$316,631	$(11,830)
Nuclear Power Group	84,399	112,816	(28,417)
Nuclear Services Group	29,094	30,033	(939)
Adjustments and Eliminations	(1,840)	(2,017)	177
	$416,454	$457,463	$(41,009)
OPERATING INCOME:
Nuclear Operations Group	$57,625	$67,657	$(10,032)
Nuclear Power Group	12,583	21,764	(9,181)
Nuclear Services Group	1,571	1,177	394
Other	(6,096)	(4,043)	(2,053)
	$65,683	$86,555	$(20,872)
Unallocated Corporate	(2,039)	(6,667)	4,628
Total Operating Income	$63,644	$79,888	$(16,244)
Consolidated Results of Operations
Consolidated revenues decreased 9.0%, or $41.0 million, to $416.5 million in the three months ended March 31, 2019 compared to $457.5 million for the corresponding period in 2018, due to decreases in revenues from our Nuclear Operations Group, Nuclear Power Group and Nuclear Services Group segments totaling $11.8 million, $28.4 million and $0.9 million, respectively.
Consolidated operating income decreased $16.2 million to $63.6 million in the three months ended March 31, 2019 compared to $79.9 million for the corresponding period of 2018. Operating income in our Nuclear Operations Group, Nuclear Power Group and Other segments decreased by $10.0 million, $9.2 million and $2.1 million, respectively. These decreases were partially offset by operating income improvements in our Nuclear Services Group segment of $0.4 million as well as lower unallocated corporate expenses of $4.6 million when compared to the corresponding period of 2018.
Nuclear Operations Group

	Three Months Ended March 31,
	2019	2018	$ Change
	(In thousands)
Revenues	$304,801	$316,631	$(11,830)
Operating Income	$57,625	$67,657	$(10,032)
% of Revenues	18.9%	21.4%
Revenues decreased 3.7%, or $11.8 million, to $304.8 million in the three months ended March 31, 2019 compared to $316.6 million for the corresponding period of 2018. This decrease was attributable to lower activity in the manufacturing of nuclear and non-nuclear components for U.S. Government programs due primarily to the timing of the procurement of certain long-lead materials. This decrease was partially offset by increased activity in our naval nuclear fuel and downblending operations.
Operating income decreased $10.0 million to $57.6 million in the three months ended March 31, 2019 compared to $67.7 million for the corresponding period of 2018. The decrease in operating income was primarily due to the changes in revenues noted above as well as net favorable changes in estimates related to certain long-term contracts within our naval nuclear fuel and downblending operations, which occurred during the quarter ended March 31, 2018. We also incurred higher expenses associated with onboarding employees to meet expected increased volume demands.
Nuclear Power Group

	Three Months Ended March 31,
	2019	2018	$ Change
	(In thousands)
Revenues	$84,399	$112,816	$(28,417)
Operating Income	$12,583	$21,764	$(9,181)
% of Revenues	14.9%	19.3%
Revenues decreased 25.2%, or $28.4 million, to $84.4 million in the three months ended March 31, 2019 compared to $112.8 million for the corresponding period of 2018. The decrease was primarily attributable to lower levels of activity associated with our nuclear components business of $19.6 million, predominantly related to the China steam generator project, which is nearing completion. In addition, we experienced a decrease in revenues of $10.2 million from a decline in the volume of in-plant inspection, maintenance and modification services due to fewer plant outages. These decreases were partially offset by an increase in revenues associated with our MI business, which was acquired in the third quarter of 2018.
Operating income decreased $9.2 million to $12.6 million in the three months ended March 31, 2019 compared to $21.8 million for the corresponding period of 2018, primarily attributable to the decrease in revenues noted above. In addition, operating margins decreased as a result of a shift in our product line mix when compared to the same period in the prior year.
Nuclear Services Group

	Three Months Ended March 31,
	2019	2018	$ Change
	(In thousands)
Revenues	$29,094	$30,033	$(939)
Operating Income	$1,571	$1,177	$394
% of Revenues	5.4%	3.9%
Revenues totaled $29.1 million in the three months ended March 31, 2019 and were relatively unchanged when compared to $30.0 million for the corresponding period of 2018.
Operating income totaled $1.6 million in the three months ended March 31, 2019 and was relatively unchanged when compared to $1.2 million for the corresponding period of 2018.
Other

	Three Months Ended March 31,
	2019	2018	$ Change
	(In thousands)
Operating Income	$(6,096)	$(4,043)	$(2,053)
Operating income decreased $2.1 million in the three months ended March 31, 2019, primarily due to an increase in research and development activities related to our medical and industrial radioisotope capabilities and other nuclear technologies.

Unallocated Corporate
Unallocated corporate expenses decreased $4.6 million to $2.0 million for the three months ended March 31, 2019 compared to $6.7 million for the corresponding period of 2018. This decrease was primarily due to higher levels of legal and consulting costs associated with due diligence activities conducted in the prior year as well as higher levels of stock-based compensation during the quarter ended March 31, 2018.
Provision for Income Taxes

	Three Months Ended March 31,
	2019	2018	$ Change
	(In thousands)
Income before Provision for Income Taxes	$62,877	$85,016	$(22,139)
Provision for Income Taxes	$13,767	$18,603	$(4,836)
Effective Tax Rate	21.9%	21.9%
We operate primarily in the U.S. and Canada, and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21% and our Canadian tax provision based on the Canadian local statutory rate of approximately 25%.
Our effective tax rate for the three months ended March 31, 2019 was 21.9% as compared to 21.9% for the three months ended March 31, 2018. The effective tax rates for the three months ended March 31, 2019 and 2018 were slightly higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rates for the three months ended March 31, 2019 and 2018 were favorably impacted by benefits recognized for excess tax benefits related to employee share-based payments of $1.7 million and $2.2 million, respectively.
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

	March 31, 2019	December 31, 2018
	(In approximate millions)
Nuclear Operations Group	$4,010	$2,637
Nuclear Power Group	769	804
Nuclear Services Group	45	38
Total Backlog	$4,824	$3,479
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Nuclear Services Group segment.

Of the March 31, 2019 backlog, we expect to recognize revenues as follows:

	2019	2020	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$708	$947	$2,355	$4,010
Nuclear Power Group	185	146	438	769
Nuclear Services Group	40	3	2	45
Total Backlog	$933	$1,096	$2,795	$4,824
At March 31, 2019, Nuclear Operations Group backlog with the U.S. Government was $3,502.7 million, $171.7 million of which had not yet been funded.
At March 31, 2019, Nuclear Power Group had no backlog with the U.S. Government.
At March 31, 2019, Nuclear Services Group backlog with the U.S. Government was $36.1 million, all of which was funded.
Major new awards from the U.S. Government are typically received following Congressional approval of the budget for the Government's next fiscal year, which starts October 1, and may not be awarded to us before the end of the calendar year. Due to the fact that most contracts awarded by the U.S. Government are subject to these annual funding approvals, the total values of the underlying programs are significantly larger. In March 2019, we received a nuclear component and fuel award from the U.S. Government with a combined value exceeding $2.1 billion, inclusive of unexercised options, approximately $1.5 billion of which had been added to backlog as of March 31, 2019. The value of unexercised options excluded from backlog as of March 31, 2019 was approximately $0.6 billion, the majority of which is expected to be exercised in 2020, subject to annual Congressional appropriations.
Liquidity and Capital Resources
Credit Facility
On May 24, 2018, we and certain of our subsidiaries entered into a credit agreement (the "Credit Facility") with Wells Fargo Bank, N.A., as administrative agent, and the other lenders party thereto. The Credit Facility includes a $500.0 million senior secured revolving credit facility (the "Revolving Credit Facility"), a $50.0 million U.S. dollar senior secured term loan A made available to the Company (the "USD Term Loan") and a $250.0 million (U.S. dollar equivalent) Canadian dollar senior secured term loan A made available to BWXT Canada Ltd. (the "CAD Term Loan"). All obligations under the Credit Facility are scheduled to mature on May 24, 2023. The proceeds of loans under the Credit Facility are available for working capital needs and other general corporate purposes.
The Credit Facility allows for additional parties to become lenders and, subject to certain conditions, for the increase of the commitments under the Credit Facility, subject to an aggregate maximum for all additional commitments of (1) the greater of (a) $250 million and (b) 65% of EBITDA, as defined in the Credit Facility, for the last four full fiscal quarters, plus (2) all voluntary prepayments of term loans, plus (3) additional amounts provided the Company is in compliance with a pro forma first lien leverage ratio test of less than or equal to 2.50 to 1.00.
The Company's obligations under the Credit Facility are guaranteed, subject to certain exceptions, by substantially all of the Company's present and future wholly owned domestic restricted subsidiaries. The obligations of BWXT Canada Ltd. under the Credit Facility are guaranteed, subject to certain exceptions, by substantially all of the Company's present and future wholly owned Canadian and domestic restricted subsidiaries.
The Credit Facility is secured by first-priority liens on certain assets owned by the Company (other than its subsidiaries comprising its Nuclear Operations Group segment and a portion of its Nuclear Services Group segment); provided that (1) the Company's domestic obligations are only secured by assets and property of the domestic loan parties and (2) the obligations of BWXT Canada Ltd. and the Canadian guarantors are secured by assets and property of the Canadian guarantors and the domestic loan parties.
The Credit Facility requires interest payments on revolving loans on a periodic basis until maturity. We began making quarterly amortization payments on the USD Term Loan and the CAD Term Loan in amounts equal to 1.25% of the initial aggregate principal amount of each term loan in the third quarter of 2018. We may prepay all loans under the Credit Facility at any time without premium or penalty (other than customary Eurocurrency breakage costs), subject to notice requirements.

The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of March 31, 2019, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Credit Facility will bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.25% to 2.00% per year or (2) the base rate or Canadian index rate, as applicable (described in the Credit Facility as the highest of (a) with respect to the base rate only, the federal funds rate plus 0.50%, (b) the one-month Eurocurrency rate plus 1.0% and (c) the administrative agent's prime rate or the Canadian prime rate, as applicable), plus, in each case, a margin ranging from 0.25% to 1.00% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.150% to 0.275% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 2.00% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.20% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at March 31, 2019, the margin for Eurocurrency rate and base rate or Canadian index rate loans was 1.375% and 0.375%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.375% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of March 31, 2019, borrowings outstanding totaled $276.9 million and $202.7 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the Credit Facility totaled $64.3 million. As a result, we had $233.0 million available for borrowings or to meet letter of credit requirements as of March 31, 2019. As of March 31, 2019, the weighted-average interest rate on outstanding borrowings under our Credit Facility was 3.71%.
The Credit Facility generally includes customary events of default for a secured credit facility, some of which allow for an opportunity to cure. Under the Credit Facility, (1) if an event of default relating to bankruptcy or other insolvency events occurs, all related obligations will immediately become due and payable; (2) if any other event of default exists, the lenders will be permitted to accelerate the maturity of the related obligations outstanding; and (3) if any event of default exists, the lenders will be permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral.
If any default occurs under the Credit Facility, or if we are unable to make any of the representations and warranties in the Credit Facility, we will be unable to borrow funds or have letters of credit issued under the Credit Facility.
Senior Notes
We issued $400.0 million aggregate principal amount of its 5.375% senior notes due 2026 (the "Senior Notes") pursuant to an indenture dated May 24, 2018 (the "Indenture"), among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The Senior Notes are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Credit Facility.
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
The Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants. As of March 31, 2019, we were in compliance with all covenants and agreements set forth in the Indenture and the Senior Notes.

Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of March 31, 2019, bonds issued and outstanding under these arrangements totaled approximately $67.7 million.
Long-term Benefit Obligations
Our unfunded pension and postretirement benefit obligations totaled $193.1 million at March 31, 2019. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $5.7 million for the remainder of 2019 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.
Other
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Domestic	$27,529	$37,108
Foreign	14,392	10,279
Total	$41,921	$47,387
Our working capital increased by $86.7 million to $251.8 million at March 31, 2019 from $165.1 million at December 31, 2018, primarily attributable to changes in net contracts in progress and advance billings due to the timing of project cash flows and a decrease in current liabilities primarily associated with the payment of accrued incentives during the three months ended March 31, 2019.
Our net cash used in operations of $17.7 million in the three months ended March 31, 2019 was comparable to the $18.6 million in the three months ended March 31, 2018. The cash used in operations was primarily attributable to meeting our working capital needs for the periods then ended.
Our net cash used in investing activities increased by $28.8 million to $44.5 million in the three months ended March 31, 2019 compared to $15.7 million in the three months ended March 31, 2018. The increase was primarily attributable to an increase in purchases of property, plant and equipment of $26.9 million.
Our net cash provided by financing activities increased by $80.7 million to $55.4 million in the three months ended March 31, 2019, compared to cash used in financing activities of $25.3 million in the three months ended March 31, 2018. The increase was primarily attributable to an increase in net borrowings of $106.0 million, which was partially offset by an increase in repurchases of common shares of $20.0 million.
At March 31, 2019, we had restricted cash and cash equivalents totaling $6.7 million, $2.7 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $4.0 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At March 31, 2019, we had short-term and long-term investments with a fair value of $12.2 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and equities, mutual funds and asset-backed securities. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings.

Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next 12 months.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2018 10-K.

Item 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
For information regarding ongoing investigations and litigation, see Note 5 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A.	RISK FACTORS
In addition to the other information in this report, the other factors presented in Item 1A Risk Factors in our 2018 10-K are some of the factors that could materially affect our business, financial condition or future results. There have been no material changes to our risk factors from those disclosed in our 2018 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the quarter ended March 31, 2019. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2019 - January 31, 2019	275,879	$42.22	275,879	$173.7
February 1, 2019 - February 28, 2019	181,639	$49.66	167,998	$165.3
March 1, 2019 - March 31, 2019	161,483	$51.76	—	$165.3
Total	619,001	$46.89	443,877

(1)
Includes 13,641 and 161,483 shares repurchased during February and March, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the SEC on March 5, 2019 (File No. 1-34658)).

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

10.1*	Form of 2019 Performance Restricted Stock Unit Grant Agreement for Employees.

10.2*	Form of 2019 Restricted Stock Unit Grant Agreement for Employees.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.

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

May 1, 2019