Form 10-Q
period 2019-06-30
BWX Technologies, Inc.
filed 2019-08-05
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________________________________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 001-34658
BWX TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________________________________________________________________________________________

Delaware		80-0558025
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

800 Main Street, 4th Floor
Lynchburg,	Virginia	24504
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (980) 365-4300
_________________________________________________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BWXT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at August 1, 2019 was 95,187,470.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2019	December 31, 2018
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$34,444	$29,871
Restricted cash and cash equivalents	4,345	3,834
Investments	3,614	3,597
Accounts receivable – trade, net	68,122	71,574
Accounts receivable – other	17,685	13,374
Retainages	60,664	57,885
Contracts in progress	358,474	318,454
Other current assets	40,032	43,859
Total Current Assets	587,380	542,448
Property, Plant and Equipment	1,182,000	1,132,392
Less accumulated depreciation	708,186	693,153
Net Property, Plant and Equipment	473,814	439,239
Investments	9,089	7,382
Goodwill	278,626	274,082
Deferred Income Taxes	61,443	63,908
Investments in Unconsolidated Affiliates	68,576	63,746
Intangible Assets	195,125	228,676
Other Assets	82,427	35,615
TOTAL	$1,756,480	$1,655,096
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2019	December 31, 2018
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$14,694	$14,227
Accounts payable	108,700	114,751
Accrued employee benefits	63,867	77,386
Accrued liabilities – other	51,493	62,163
Advance billings on contracts	67,413	98,477
Accrued warranty expense	9,225	10,344
Total Current Liabilities	315,392	377,348
Long-Term Debt	855,690	753,617
Accumulated Postretirement Benefit Obligation	19,316	19,236
Environmental Liabilities	89,949	86,372
Pension Liability	166,825	173,469
Other Liabilities	15,159	9,353
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 126,416,746 and 125,871,866 shares at June 30, 2019 and December 31, 2018, respectively	1,264	1,259
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	124,105	115,725
Retained earnings	1,240,775	1,166,762
Treasury stock at cost, 31,249,163 and 30,625,074 shares at June 30, 2019 and December 31, 2018, respectively	(1,067,082)	(1,037,795)
Accumulated other comprehensive income	(4,932)	(10,289)
Stockholders' Equity – BWX Technologies, Inc.	294,130	235,662
Noncontrolling interest	19	39
Total Stockholders' Equity	294,149	235,701
TOTAL	$1,756,480	$1,655,096
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$471,231	$438,921	$887,685	$896,384
Costs and Expenses:
Cost of operations	338,023	318,209	641,658	645,573
Research and development costs	5,332	4,107	10,506	7,714
Losses (gains) on asset disposals and impairments, net	151	(237)	151	(245)
Selling, general and administrative expenses	54,052	51,518	105,735	105,280
Total Costs and Expenses	397,558	373,597	758,050	758,322
Equity in Income of Investees	6,862	6,225	14,544	13,375
Operating Income	80,535	71,549	144,179	151,437
Other Income (Expense):
Interest income	137	441	552	1,219
Interest expense	(9,542)	(7,869)	(18,245)	(11,429)
Other – net	6,604	15,106	14,125	23,016
Total Other Income (Expense)	(2,801)	7,678	(3,568)	12,806
Income before Provision for Income Taxes	77,734	79,227	140,611	164,243
Provision for Income Taxes	18,734	18,493	32,501	37,096
Net Income	$59,000	$60,734	$108,110	$127,147
Net Income Attributable to Noncontrolling Interest	(122)	(71)	(254)	(43)
Net Income Attributable to BWX Technologies, Inc.	$58,878	$60,663	$107,856	$127,104
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.62	$0.61	$1.13	$1.28
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.62	$0.60	$1.13	$1.26
Shares used in the computation of earnings per share (Note 9):
Basic	95,357,311	99,681,580	95,306,210	99,603,884
Diluted	95,677,204	100,571,737	95,749,280	100,542,014
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited) (In thousands)
Net Income	$59,000	$60,734	$108,110	$127,147
Other Comprehensive Income (Loss):
Currency translation adjustments	4,295	(3,609)	5,238	(6,733)
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $226, $30, $390 and $(29), respectively	(634)	(127)	(1,075)	46
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $(70), $(21), $(21) and $9, respectively	203	64	62	(15)
Amortization of benefit plan costs, net of tax benefit of $(155), $(25), $(291) and $(208), respectively	493	463	1,004	785
Investments:
Unrealized gains (losses) arising during the period, net of tax provision of $(3), $0, $(10) and $0, respectively	27	22	51	(44)
Other Comprehensive Income (Loss)	4,384	(3,187)	5,280	(5,961)
Total Comprehensive Income	63,384	57,547	113,390	121,186
Comprehensive Income Attributable to Noncontrolling Interest	(122)	(71)	(254)	(43)
Comprehensive Income Attributable to BWX Technologies, Inc.	$63,262	$57,476	$113,136	$121,143
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2018	125,871,866	$1,259	$115,725	$1,166,762	$(10,289)	$(1,037,795)	$235,662	$39	$235,701
Recently adopted accounting standards	—	—	—	(1,219)	77	—	(1,142)	—	(1,142)
Net income	—	—	—	48,978	—	—	48,978	132	49,110
Dividends declared ($0.17 per share)	—	—	—	(16,323)	—	—	(16,323)	—	(16,323)
Currency translation adjustments	—	—	—	—	943	—	943	—	943
Derivative financial instruments	—	—	—	—	(582)	—	(582)	—	(582)
Defined benefit obligations	—	—	—	—	511	—	511	—	511
Available-for-sale investments	—	—	—	—	24	—	24	—	24
Exercises of stock options	58,655	1	1,275	—	—	—	1,276	—	1,276
Shares placed in treasury	—	—	—	—	—	(29,027)	(29,027)	—	(29,027)
Stock-based compensation charges	449,275	4	2,525	—	—	—	2,529	—	2,529
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(146)	(146)
Balance March 31, 2019 (unaudited)	126,379,796	$1,264	$119,525	$1,198,198	$(9,316)	$(1,066,822)	$242,849	$25	$242,874
Net income	—	—	—	58,878	—	—	58,878	122	59,000
Dividends declared ($0.17 per share)	—	—	—	(16,301)	—	—	(16,301)	—	(16,301)
Currency translation adjustments	—	—	—	—	4,295	—	4,295	—	4,295
Derivative financial instruments	—	—	—	—	(431)	—	(431)	—	(431)
Defined benefit obligations	—	—	—	—	493	—	493	—	493
Available-for-sale investments	—	—	—	—	27	—	27	—	27
Exercises of stock options	32,023	—	757	—	—	—	757	—	757
Shares placed in treasury	—	—	—	—	—	(260)	(260)	—	(260)
Stock-based compensation charges	4,927	—	3,823	—	—	—	3,823	—	3,823
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(128)	(128)
Balance June 30, 2019 (unaudited)	126,416,746	$1,264	$124,105	$1,240,775	$(4,932)	$(1,067,082)	$294,130	$19	$294,149

Balance December 31, 2017	125,381,591	$1,254	$98,843	$990,652	$9,454	$(814,809)	$285,394	$363	$285,757
Recently adopted accounting standards	—	—	—	13,311	(3,385)	—	9,926	—	9,926
Net income	—	—	—	66,441	—	—	66,441	(28)	66,413
Dividends declared ($0.16 per share)	—	—	—	(16,174)	—	—	(16,174)	—	(16,174)
Currency translation adjustments	—	—	—	—	(3,124)	—	(3,124)	—	(3,124)
Derivative financial instruments	—	—	—	—	94	—	94	—	94
Defined benefit obligations	—	—	—	—	322	—	322	—	322
Available-for-sale investments	—	—	—	—	(66)	—	(66)	—	(66)
Exercises of stock options	159,126	1	3,806	—	—	—	3,807	—	3,807
Shares placed in treasury	—	—	—	—	—	(5,940)	(5,940)	—	(5,940)
Stock-based compensation charges	181,317	2	4,459	—	—	—	4,461	—	4,461
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(226)	(226)
Balance March 31, 2018 (unaudited)	125,722,034	$1,257	$107,108	$1,054,230	$3,295	$(820,749)	$345,141	$109	$345,250
Net income	—	—	—	60,663	—	—	60,663	71	60,734
Dividends declared ($0.16 per share)	—	—	—	(16,088)	—	—	(16,088)	—	(16,088)
Currency translation adjustments	—	—	—	—	(3,609)	—	(3,609)	—	(3,609)
Derivative financial instruments	—	—	—	—	(63)	—	(63)	—	(63)
Defined benefit obligations	—	—	—	—	463	—	463	—	463
Available-for-sale investments	—	—	—	—	22	—	22	—	22
Exercises of stock options	23,394	—	517	—	—	—	517	—	517
Shares placed in treasury	—	—	—	—	—	(77)	(77)	—	(77)
Stock-based compensation charges	2,643	—	1,294	—	—	—	1,294	—	1,294
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(126)	(126)
Balance June 30, 2018 (unaudited)	125,748,071	$1,257	$108,919	$1,098,805	$108	$(820,826)	$388,263	$54	$388,317
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$108,110	$127,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,833	28,420
Income of investees, net of dividends	(6,314)	(3,384)
Gain on forward contracts	—	(5,997)
Recognition of debt issuance costs from Former Credit Facility	—	2,441
Recognition of losses for pension and postretirement plans	1,295	993
Stock-based compensation expense	6,352	5,755
Changes in assets and liabilities:
Accounts receivable	6,836	3,029
Accounts payable	11,191	(3,835)
Retainages	(2,602)	(13,887)
Contracts in progress and advance billings on contracts	(69,549)	(53,902)
Income taxes	(6,184)	(12,302)
Accrued and other current liabilities	(15,192)	973
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(22,983)	(57,439)
Other, net	5,273	(702)
NET CASH PROVIDED BY OPERATING ACTIVITIES	47,066	17,310
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(75,701)	(33,960)
Purchases of securities	(2,038)	(1,822)
Sales and maturities of securities	2,054	2,955
Investments, net of return of capital, in equity method investees	—	(9,800)
Other, net	17	1,246
NET CASH USED IN INVESTING ACTIVITIES	(75,668)	(41,381)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	483,400	700,000
Repayments of long-term debt	(390,714)	(509,968)
Payment of debt issuance costs	—	(8,197)
Repurchases of common shares	(20,000)	—
Dividends paid to common shareholders	(32,976)	(32,063)
Exercises of stock options	1,400	3,018
Cash paid for shares withheld to satisfy employee taxes	(8,654)	(4,710)
Other, net	815	(352)
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,271	147,728
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	447	(10,660)
TOTAL INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	5,116	112,997
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,408	213,144
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,524	$326,141
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$19,827	$7,625
Income taxes (net of refunds)	$38,103	$49,848
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$11,204	$8,775
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
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
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at June 30, 2019 and for the three and six months ended June 30, 2019 primarily related to the adoption of new accounting standards. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
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
See Note 8 for financial information about our segments. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes included in our 2018 10-K.
Recently Adopted Accounting Standards
On January 1, 2019, we adopted the update to the Financial Accounting Standards Board ("FASB") Topic Leases. This update requires that a lessee recognize on its balance sheets the assets and liabilities for all leases with lease terms of more than 12 months, along with additional qualitative and quantitative disclosures. We adopted this update using the modified retrospective method, which resulted in the recognition of right-of use assets totaling $45.1 million and lease liabilities totaling $11.9 million. The difference between the right-of-use assets and lease liabilities of $33.2 million was primarily the result of reclassifications from Intangible Assets of favorable leases related to recent acquisitions. In addition, we elected the package of practical expedients permitted under the transition guidance, which allowed us to carry forward our historical lease classifications, among other things. The adoption of the provisions in this update did not have an impact on our condensed consolidated statements of income or cash flows.
Contracts and Revenue Recognition
We generally recognize contract revenues and related costs over time for individual performance obligations based on a cost-to-cost method in accordance with FASB Topic Revenue from Contracts with Customers. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress toward completion as a percentage of the total project. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for uninstalled materials, if such costs do not depict our performance in transferring control of goods or services to the customer. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. Certain of our contracts recognize revenue at a point in time, and revenue on these contracts is recognized when control transfers to the customer. The majority of our revenue that is recognized at a point in time is related to parts and certain medical radioisotopes and radiopharmaceuticals in our Nuclear Power Group segment. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.
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
Our effective tax rate for the three months ended June 30, 2019 was 24.1% as compared to 23.3% for the three months ended June 30, 2018. Our effective tax rate for the six months ended June 30, 2019 was 23.1% as compared to 22.6% for the six months ended June 30, 2018. The effective tax rates for the three and six months ended June 30, 2019 and 2018 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rates for the six months ended June 30, 2019 and 2018 were favorably impacted by benefits recognized for excess tax benefits related to employee share-based payments of $1.8 million and $2.4 million, respectively.

As of June 30, 2019, we had gross unrecognized tax benefits of $0.3 million (exclusive of interest and federal and state benefits), all of which would reduce our effective tax rate if recognized.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At June 30, 2019, we had restricted cash and cash equivalents totaling $7.1 million, $2.7 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $4.3 million of which was held to meet reinsurance reserve requirements of our captive insurer.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statement of cash flows:

	June 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$34,444	$29,871
Restricted cash and cash equivalents	4,345	3,834
Restricted cash and cash equivalents included in Other Assets	2,735	2,703
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statement of cash flows	$41,524	$36,408

Inventories
At June 30, 2019 and December 31, 2018, Other current assets included inventories totaling $16.4 million and $16.0 million, respectively, consisting entirely of raw materials and supplies.
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
During the three and six months ended June 30, 2019, we recognized lease expense of $2.2 million and $4.3 million and paid cash of $1.8 million and $3.5 million for our operating leases, respectively. At June 30, 2019, our weighted-average remaining lease term was 3.9 years, and for the purpose of measuring the present value of our lease liabilities, the weighted-average discount rate was 4.96%. The maturities of our lease liabilities at June 30, 2019 were as follows (amounts in thousands):

2019	$3,203
2020	3,179
2021	2,188
2022	1,352
2023	611
2024	172
Thereafter	1,040
Total lease payments	$11,745
Less: interest	(1,085)
Present value of lease liabilities (1)	$10,660

(1)	Includes current lease liabilities of $4.8 million.
At June 30, 2019, our right-of-use assets totaled $44.5 million. The difference between the right-of-use assets and lease liabilities was primarily the result of our adoption of the update to the FASB Topic Leases on January 1, 2019, which resulted in reclassifications from Intangible Assets of favorable leases related to recent acquisitions.
Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2018 were as follows (amounts in thousands):

2019	$5,650
2020	$2,655
2021	$1,969
2022	$1,216
2023	$511
Thereafter	$1,231

Accumulated Other Comprehensive Income
The components of Accumulated other comprehensive income included in Stockholders' Equity are as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Currency translation adjustments	$8,744	$3,506
Net unrealized gain (loss) on derivative financial instruments	(251)	685
Unrecognized prior service cost on benefit obligations	(13,391)	(14,395)
Net unrealized loss on available-for-sale investments	(34)	(85)
Accumulated other comprehensive income	$(4,932)	$(10,289)

Upon adopting the FASB update to the Topic Derivatives, we reclassified $0.1 million from Retained earnings to Accumulated other comprehensive income on January 1, 2019.
The amounts reclassified out of Accumulated other comprehensive income by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$64	$7	$52	$(4)	Revenues
	(337)	(92)	(135)	28	Cost of operations
	(273)	(85)	(83)	24	Total before tax
	70	21	21	(9)	Provision for Income Taxes
	$(203)	$(64)	$(62)	$15	Net Income
Amortization of prior service cost on benefit obligations	$(648)	$(488)	$(1,295)	$(993)	Other – net
	155	25	291	208	Provision for Income Taxes
	$(493)	$(463)	$(1,004)	$(785)	Net Income
Total reclassification for the period	$(696)	$(527)	$(1,066)	$(770)

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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At June 30, 2019, we had deferred approximately $0.3 million of net losses on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months.
At June 30, 2019, our derivative financial instruments consisted of FX forward contracts with a total notional value of $69.9 million with maturities extending to December 2021. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.
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

The following unaudited pro forma financial information presents our results of operations for the three and six months ended June 30, 2018 as if the acquisition of the MI business had occurred on January 1, 2017. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2017. This information is presented for comparative purposes only and should not be taken as representative of our future consolidated results of operations.

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
	(In thousands, except per share amounts)
Revenues	$449,682	$917,473
Net Income Attributable to BWX Technologies, Inc.	$60,554	$127,444
Basic Earnings per Common Share	$0.61	$1.28
Diluted Earnings per Common Share	$0.60	$1.27

The unaudited pro forma results include the following pre-tax adjustments to the historical results presented above:

•
Increase in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of approximately $1.5 million and $3.0 million for the three and six months ended June 30, 2018, respectively.

•
Additional interest expense associated with the incremental borrowings that would have been incurred to acquire the MI business as of January 1, 2017 of approximately $0.9 million and $2.4 million for the three and six months ended June 30, 2018, respectively.

•	Elimination of $1.6 million in acquisition related costs recognized in the six months ended June 30, 2018 that are not expected to be recurring.
NOTE 3 – REVENUE RECOGNITION
Disaggregated Revenues
Revenues by geographical area and customer type were as follows:

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
United States:
Government	$343,048	$—	$28,823	$371,871	$640,351	$—	$53,274	$693,625
Non-Government	14,612	8,973	788	24,373	19,950	18,135	5,141	43,226
	$357,660	$8,973	$29,611	$396,244	$660,301	$18,135	$58,415	$736,851
Canada:
Non-Government	$—	$66,160	$218	$66,378	$—	$134,771	$508	$135,279
Other:
Non-Government	$692	$11,506	$—	$12,198	$2,852	$18,132	$—	$20,984
Segment Revenues	$358,352	$86,639	$29,829	474,820	$663,153	$171,038	$58,923	893,114
Adjustments and Eliminations				(3,589)				(5,429)
Revenues				$471,231				$887,685

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
United States:
Government	$327,896	$—	$28,174	$356,070	$644,527	$—	$54,055	$698,582
Non-Government	3,849	327	3,910	8,086	3,849	587	7,087	11,523
	$331,745	$327	$32,084	$364,156	$648,376	$587	$61,142	$710,105
Canada:
Non-Government	$—	$64,743	$510	$65,253	$—	$147,068	$1,485	$148,553
Other:
Non-Government	$395	$10,627	$2	$11,024	$395	$40,858	$2	$41,255
Segment Revenues	$332,140	$75,697	$32,596	440,433	$648,771	$188,513	$62,629	899,913
Adjustments and Eliminations				(1,512)				(3,529)
Revenues				$438,921				$896,384

Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Over time	$358,294	$72,793	$29,829	$460,916	$663,027	$143,454	$58,923	$865,404
Point-in-time	58	13,846	—	13,904	126	27,584	—	27,710
Segment Revenues	$358,352	$86,639	$29,829	474,820	$663,153	$171,038	$58,923	893,114
Adjustments and Eliminations				(3,589)				(5,429)
Revenues				$471,231				$887,685

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Over time	$332,140	$69,324	$32,596	$434,060	$648,771	$174,433	$62,629	$885,833
Point-in-time	—	6,373	—	6,373	—	14,080	—	14,080
Segment Revenues	$332,140	$75,697	$32,596	440,433	$648,771	$188,513	$62,629	899,913
Adjustments and Eliminations				(1,512)				(3,529)
Revenues				$438,921				$896,384
Revenues by contract type were as follows:

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Fixed-Price Incentive Fee	$299,155	$1,308	$—	$300,463	$544,642	$1,581	$—	$546,223
Firm-Fixed-Price	36,697	77,205	3,904	117,806	76,040	139,203	10,072	225,315
Cost-Plus Fee	22,286	8	25,780	48,074	42,139	8	48,315	90,462
Time-and-Materials	214	8,118	145	8,477	332	30,246	536	31,114
Segment Revenues	$358,352	$86,639	$29,829	474,820	$663,153	$171,038	$58,923	893,114
Adjustments and Eliminations				(3,589)				(5,429)
Revenues				$471,231				$887,685

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Fixed-Price Incentive Fee	$258,150	$5,589	$—	$263,739	$507,390	$9,617	$—	$517,007
Firm-Fixed-Price	52,472	44,302	5,632	102,406	99,530	118,584	11,042	229,156
Cost-Plus Fee	21,450	—	26,086	47,536	41,683	45	50,039	91,767
Time-and-Materials	68	25,806	878	26,752	168	60,267	1,548	61,983
Segment Revenues	$332,140	$75,697	$32,596	440,433	$648,771	$188,513	$62,629	899,913
Adjustments and Eliminations				(1,512)				(3,529)
Revenues				$438,921				$896,384

Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the three months ended June 30, 2019 and 2018, we recognized net favorable changes in estimates that resulted in increases in revenues of $16.6 million and $9.2 million, respectively. During the six months ended June 30, 2019 and 2018, we recognized net favorable changes in estimates that resulted in increases in revenues of $21.4 million and $14.5 million, respectively.
Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized over time. Amounts that are withheld on our fixed-price incentive fee contracts are classified within Retainages. Certain of these amounts require conditions other than the passage of time to be achieved, with the remaining amounts only requiring the passage of time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the six months ended June 30, 2019, our unbilled receivables increased $39.7 million and our Advance billings on contracts decreased $31.1 million, primarily as a result of revenue in excess of billings on certain fixed-price incentive fee contracts within our Nuclear Operations Group segment and the timing of milestone billings in our Nuclear Power Group segment. Our fixed-price incentive fee contracts for our Nuclear Operations Group segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments made during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts.

	June 30,	December 31,
	2019	2018
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$348,443	$308,723
Retainages	$60,664	$57,885
Included in Other Assets:
Retainages	$1,497	$1,674
Advance billings on contracts	$67,413	$98,477

During the three and six months ended June 30, 2019, we recognized $16.7 million and $50.5 million of revenues that were in Advance billings on contracts at December 31, 2018, respectively. During the three and six months ended June 30, 2018, we recognized $14.3 million and $44.7 million of revenues that were in Advance billings on contracts at January 1, 2018, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Of the June 30, 2019 remaining performance obligations on our contracts with customers, we expect to recognize revenues as follows:

	2019	2020	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$658	$1,085	$1,963	$3,706
Nuclear Power Group	158	139	454	751
Nuclear Services Group	31	5	12	48
Total Remaining Performance Obligations	$847	$1,229	$2,429	$4,505

NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended June 30, 2019 and 2018, these amounts were $2.6 million. For the six months ended June 30, 2019 and 2018, these amounts were $5.2 million and $5.1 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended June 30, 2019 and 2018, these amounts were $(5.3) million and $(8.8) million, respectively. For the six months ended June 30, 2019 and 2018, these amounts were $(10.5) million and $(17.7) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	(In thousands)
Service cost	$2,469	$2,405	$4,925	$4,818	$144	$162	$289	$327
Interest cost	11,563	12,307	23,155	24,650	585	351	1,170	900
Expected return on plan assets	(17,418)	(21,553)	(34,854)	(43,178)	(628)	(399)	(1,255)	(1,033)
Amortization of prior service cost (credit)	725	550	1,450	1,100	(77)	(62)	(155)	(107)
Net periodic benefit (income) cost	$(2,661)	$(6,291)	$(5,324)	$(12,610)	$24	$52	$49	$87

NOTE 5 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q. For more information regarding commitments and contingencies, refer to Note 10 to the consolidated financial statements in Part II of our 2018 10-K.
NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at June 30, 2019:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities
Equities	$2,242	$—	$2,242	$—
Mutual funds	5,283	—	5,283	—
Available-for-sale securities
U.S. Government and agency securities	1,988	1,988	—	—
Corporate bonds	3,105	1,479	1,626	—
Asset-backed securities and collateralized mortgage obligations	85	—	85	—
Total	$12,703	$3,467	$9,236	$—

The following is a summary of our investments measured at fair value at December 31, 2018:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities
Equities	$1,163	$—	$1,163	$—
Mutual funds	4,694	—	4,694	—
Available-for-sale securities
U.S. Government and agency securities	2,227	2,227	—	—
Corporate bonds	2,803	1,433	1,370	—
Asset-backed securities and collateralized mortgage obligations	92	—	92	—
Total	$10,979	$3,660	$7,319	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At June 30, 2019 and December 31, 2018, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars, with a total fair value of $(1.2) million and $0.7 million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our 5.375% senior notes due 2026 (the "Senior Notes"), on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At June 30, 2019 and December 31, 2018, the fair value of our Senior Notes was $412.5 million and $384.9 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at June 30, 2019 and December 31, 2018.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended June 30, 2019 and 2018 totaled $4.2 million and $1.4 million, respectively, with associated tax benefit totaling $0.8 million and $0.3 million, respectively. Stock-based compensation recognized for all of our plans for the six months ended June 30, 2019 and 2018 totaled $7.8 million and $6.3 million, respectively, with associated tax benefit totaling $1.4 million and $1.2 million, respectively.

NOTE 8 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
REVENUES:
Nuclear Operations Group	$358,352	$332,140	$663,153	$648,771
Nuclear Power Group	86,639	75,697	171,038	188,513
Nuclear Services Group	29,829	32,596	58,923	62,629
Adjustments and Eliminations (1)	(3,589)	(1,512)	(5,429)	(3,529)
	$471,231	$438,921	$887,685	$896,384

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Nuclear Operations Group Transfers	$(1,047)	$(841)	$(1,904)	$(1,980)
Nuclear Power Group Transfers	(33)	31	(73)	(9)
Nuclear Services Group Transfers	(2,509)	(702)	(3,452)	(1,540)
	$(3,589)	$(1,512)	$(5,429)	$(3,529)
OPERATING INCOME:
Nuclear Operations Group	$75,226	$67,046	$132,851	$134,703
Nuclear Power Group	14,883	7,810	27,466	29,574
Nuclear Services Group	1,490	3,511	3,061	4,688
Other	(6,744)	(4,357)	(12,840)	(8,400)
	$84,855	$74,010	$150,538	$160,565
Unallocated Corporate (2)	(4,320)	(2,461)	(6,359)	(9,128)
Total Operating Income	$80,535	$71,549	$144,179	$151,437
Other Income (Expense):
Interest income	137	441	552	1,219
Interest expense	(9,542)	(7,869)	(18,245)	(11,429)
Other – net	6,604	15,106	14,125	23,016
Total Other Income (Expense)	(2,801)	7,678	(3,568)	12,806
Income before Provision for Income Taxes	$77,734	$79,227	$140,611	$164,243

(2)	Unallocated corporate includes general corporate overhead not allocated to segments.

NOTE 9 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$58,878	$60,663	$107,856	$127,104
Weighted-average common shares	95,357,311	99,681,580	95,306,210	99,603,884
Basic earnings per common share	$0.62	$0.61	$1.13	$1.28
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$58,878	$60,663	$107,856	$127,104
Weighted-average common shares (basic)	95,357,311	99,681,580	95,306,210	99,603,884
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	319,893	890,157	443,070	938,130
Adjusted weighted-average common shares	95,677,204	100,571,737	95,749,280	100,542,014
Diluted earnings per common share	$0.62	$0.60	$1.13	$1.26

(1)	At June 30, 2019 and 2018, we excluded 52,386 and 0 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 10-K. There have been no material changes to our policies during the six months ended June 30, 2019 with the exception of changes to Financial Accounting Standards Board ("FASB") Topic Leases as described in the notes to the condensed consolidated financial statements in Part I of this Report.
Accounting for Contracts
On certain of our performance obligations, we recognize revenue over time. In accordance with FASB Topic Revenue from Contracts with Customers, we are required to estimate the total amount of costs on these performance obligations. As of June 30, 2019, we have provided for the estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract revenues and costs. A principal risk on fixed-price contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. During the three months ended June 30, 2019 and 2018, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased operating income by approximately $18.9 million and $9.2 million, respectively. During the six months ended June 30, 2019 and 2018, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased operating income by approximately $23.7 million and $14.5 million, respectively.
RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2019 VS. THREE AND SIX MONTHS ENDED JUNE 30, 2018
Selected financial highlights are presented in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	$ Change	2019	2018	$ Change
	(In thousands)
REVENUES:
Nuclear Operations Group	$358,352	$332,140	$26,212	$663,153	$648,771	$14,382
Nuclear Power Group	86,639	75,697	10,942	171,038	188,513	(17,475)
Nuclear Services Group	29,829	32,596	(2,767)	58,923	62,629	(3,706)
Adjustments and Eliminations	(3,589)	(1,512)	(2,077)	(5,429)	(3,529)	(1,900)
	$471,231	$438,921	$32,310	$887,685	$896,384	$(8,699)
OPERATING INCOME:
Nuclear Operations Group	$75,226	$67,046	$8,180	$132,851	$134,703	$(1,852)
Nuclear Power Group	14,883	7,810	7,073	27,466	29,574	(2,108)
Nuclear Services Group	1,490	3,511	(2,021)	3,061	4,688	(1,627)
Other	(6,744)	(4,357)	(2,387)	(12,840)	(8,400)	(4,440)
	$84,855	$74,010	$10,845	$150,538	$160,565	$(10,027)
Unallocated Corporate	(4,320)	(2,461)	(1,859)	(6,359)	(9,128)	2,769
Total Operating Income	$80,535	$71,549	$8,986	$144,179	$151,437	$(7,258)
Consolidated Results of Operations
Three months ended June 30, 2019 vs. 2018
Consolidated revenues increased 7.4%, or $32.3 million, to $471.2 million in the three months ended June 30, 2019 compared to $438.9 million for the corresponding period in 2018, due to increases in revenues from our Nuclear Operations Group and Nuclear Power Group segments totaling $26.2 million and $10.9 million, respectively. These increases were partially offset by a decrease in revenues in our Nuclear Services Group segment of $2.8 million.
Consolidated operating income increased $9.0 million to $80.5 million in the three months ended June 30, 2019 compared to $71.5 million for the corresponding period of 2018. Operating income in our Nuclear Operations Group and Nuclear Power Group segments increased by $8.2 million and $7.1 million, respectively. These increases were partially offset by decreases in operating income in our Nuclear Services Group and Other segments of $2.0 million and $2.4 million, respectively, as well as higher unallocated corporate expenses of $1.9 million.
Six months ended June 30, 2019 vs. 2018
Consolidated revenues decreased 1.0%, or $8.7 million, to $887.7 million in the six months ended June 30, 2019 compared to $896.4 million for the corresponding period in 2018, due to decreases in revenues from our Nuclear Power Group and Nuclear Services Group segments totaling $17.5 million and $3.7 million, respectively. These decreases were partially offset by an increase in our Nuclear Operations Group segment of $14.4 million.
Consolidated operating income decreased $7.3 million to $144.2 million in the six months ended June 30, 2019 compared to $151.4 million for the corresponding period of 2018. Operating income in our Nuclear Operations Group, Nuclear Power Group, Nuclear Services Group and Other segments decreased by $1.9 million, $2.1 million, $1.6 million and $4.4 million, respectively. These decreases were partially offset by lower unallocated corporate expenses of $2.8 million when compared to the corresponding period of 2018.
Nuclear Operations Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	$ Change	2019	2018	$ Change
	(In thousands)
Revenues	$358,352	$332,140	$26,212	$663,153	$648,771	$14,382
Operating Income	$75,226	$67,046	$8,180	$132,851	$134,703	$(1,852)
% of Revenues	21.0%	20.2%		20.0%	20.8%
Three months ended June 30, 2019 vs. 2018
Revenues increased 7.9%, or $26.2 million, to $358.4 million in the three months ended June 30, 2019 compared to $332.1 million for the corresponding period of 2018. The increase was primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs.
Operating income increased $8.2 million to $75.2 million in the three months ended June 30, 2019 compared to $67.0 million for the corresponding period of 2018. The increase in operating income was primarily due to the changes in revenues noted above.
Six months ended June 30, 2019 vs. 2018
Revenues increased 2.2%, or $14.4 million, to $663.2 million in the six months ended June 30, 2019 compared to $648.8 million for the corresponding period of 2018. This increase was primarily attributable to increased activity in the manufacturing of nuclear components for U.S. Government programs. These increases were partially offset by the timing of the procurement of certain long-lead materials when compared to the corresponding period of 2018.
Operating income decreased $1.9 million to $132.9 million in the six months ended June 30, 2019 compared to $134.7 million for the corresponding period of 2018. The decrease was primarily driven by higher expenses associated with onboarding employees to meet expected increased volume demands, which were partially offset by the operating income impact of the increases in revenues noted above.
Nuclear Power Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	$ Change	2019	2018	$ Change
	(In thousands)
Revenues	$86,639	$75,697	$10,942	$171,038	$188,513	$(17,475)
Operating Income	$14,883	$7,810	$7,073	$27,466	$29,574	$(2,108)
% of Revenues	17.2%	10.3%		16.1%	15.7%
Three months ended June 30, 2019 vs. 2018
Revenues increased 14.5%, or $10.9 million, to $86.6 million in the three months ended June 30, 2019 compared to $75.7 million for the corresponding period of 2018. The increase was primarily attributable to increased activity in our nuclear components business of $22.4 million related to increased activity associated with a major steam generator design and supply contract and additional volume related to component replacement production activities. This segment also experienced an increase in revenues of $10.1 million associated with our MI business, which was acquired in the third quarter of 2018. These increases were partially offset by a decrease in revenues of $21.5 million from a decline in the amount of in-plant inspection, maintenance and modification services resulting from a lower volume of outage projects when compared to the prior year.
Operating income increased $7.1 million to $14.9 million in the three months ended June 30, 2019 compared to $7.8 million for the corresponding period of 2018, primarily attributable to the net increase in revenues noted above in addition to net favorable changes in estimates related to certain long-term contracts.

Six months ended June 30, 2019 vs. 2018
Revenues decreased 9.3%, or $17.5 million, to $171.0 million in the six months ended June 30, 2019 compared to $188.5 million for the corresponding period of 2018. The decrease was primarily attributable to a $31.7 million decline in revenues related to the amount of in-plant inspection, maintenance and modification services resulting from a lower volume of outage projects when compared to the prior year. In addition, we experienced a decline in revenues associated with the China steam generator project, which is nearing completion. These decreases were partially offset by increased activity associated with a major steam generator design and supply contract and additional volume related to component replacement production activities, as well as a $20.6 million increase in revenues associated with our MI business, which was acquired in the third quarter of 2018.
Operating income decreased $2.1 million to $27.5 million in the six months ended June 30, 2019 compared to $29.6 million for the corresponding period of 2018, primarily attributable to the net decrease in revenues noted above.
Nuclear Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	$ Change	2019	2018	$ Change
	(In thousands)
Revenues	$29,829	$32,596	$(2,767)	$58,923	$62,629	$(3,706)
Operating Income	$1,490	$3,511	$(2,021)	$3,061	$4,688	$(1,627)
% of Revenues	5.0%	10.8%		5.2%	7.5%
Three months ended June 30, 2019 vs. 2018
Revenues decreased 8.5%, or $2.8 million, to $29.8 million in the three months ended June 30, 2019 compared to $32.6 million for the corresponding period of 2018. The decrease was primarily attributable to lower levels of cost-reimbursable activities at a joint venture site in New Mexico that was transitioned to us during the prior year in addition to performing fewer commercial nuclear maintenance outages in the U.S. when compared to the same period in the prior year.
Operating income decreased $2.0 million to $1.5 million in the three months ended June 30, 2019 compared to $3.5 million for the corresponding period of 2018. The decrease was attributable to the operating income impact of the changes in revenues noted above in addition to higher selling, general and administrative expenses related to business development activities caused by the timing of proposal activities.
Six months ended June 30, 2019 vs. 2018
Revenues decreased 5.9%, or $3.7 million, to $58.9 million in the six months ended June 30, 2019 compared to $62.6 million for the corresponding period of 2018. The decrease was primarily attributable to lower levels of cost-reimbursable activities at a joint venture site in New Mexico that was transitioned to us during the prior year in addition to performing fewer commercial nuclear maintenance outages in the U.S. when compared to the same period in the prior year.
Operating income decreased $1.6 million to $3.1 million in the six months ended June 30, 2019 compared to $4.7 million for the corresponding period of 2018. The decrease was attributable to the operating income impact of the changes in revenues noted above in addition to higher selling, general and administrative expenses related to business development activities caused by the timing of proposal activities.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	$ Change	2019	2018	$ Change
	(In thousands)
Operating Income	$(6,744)	$(4,357)	$(2,387)	$(12,840)	$(8,400)	$(4,440)
Operating income decreased $2.4 million and $4.4 million in the three and six months ended June 30, 2019, respectively, primarily due to increases in research and development activities related to our medical and industrial radioisotope capabilities and other nuclear technologies when compared to the corresponding periods of the prior year.
Unallocated Corporate
Unallocated corporate expenses increased $1.9 million to $4.3 million for the three months ended June 30, 2019 compared to $2.5 million for the corresponding period of 2018. This increase was primarily due to higher levels of stock-based compensation in the current year.
Unallocated corporate expenses decreased $2.8 million to $6.4 million for the six months ended June 30, 2019 compared to $9.1 million for the corresponding period of 2018. This decrease was primarily due to higher levels of legal and consulting costs associated with due diligence activities conducted in the prior year.
Other Income Statement Items
Other income (expense) decreased $10.5 million to a loss of $2.8 million in the three months ended June 30, 2019, as compared to a gain of $7.7 million for the corresponding period of 2018, due primarily to $6.0 million of gains related to derivative instruments not designated as hedges in the prior year and an increase in net periodic benefit cost.
Other income (expense) decreased $16.4 million to a loss of $3.6 million in the six months ended June 30, 2019, as compared to a gain of $12.8 million for the corresponding period of 2018, due primarily to $6.0 million of gains related to derivative instruments not designated as hedges in the prior year and an increase in net periodic benefit cost. In addition, we experienced an increase in interest expense of $6.8 million associated with higher levels of long-term debt when compared to the prior year.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	$ Change	2019	2018	$ Change
	(In thousands)
Income before Provision for Income Taxes	$77,734	$79,227	$(1,493)	$140,611	$164,243	$(23,632)
Provision for Income Taxes	$18,734	$18,493	$241	$32,501	$37,096	$(4,595)
Effective Tax Rate	24.1%	23.3%		23.1%	22.6%
We operate primarily in the U.S. and Canada, and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21% and our Canadian tax provision based on the Canadian local statutory rate of approximately 25%.
Our effective tax rate for the three months ended June 30, 2019 was 24.1% as compared to 23.3% for the three months ended June 30, 2018. Our effective tax rate for the six months ended June 30, 2019 was 23.1% as compared to 22.6% for the six months ended June 30, 2018. The effective tax rates for the three and six months ended June 30, 2019 and 2018 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rates for the six months ended June 30, 2019 and 2018 were favorably impacted by benefits recognized for excess tax benefits related to employee share-based payments of $1.8 million and $2.4 million, respectively.

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

	June 30, 2019	December 31, 2018
	(In approximate millions)
Nuclear Operations Group	$3,706	$2,637
Nuclear Power Group	751	804
Nuclear Services Group	48	38
Total Backlog	$4,505	$3,479
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Nuclear Services Group segment.
Of the June 30, 2019 backlog, we expect to recognize revenues as follows:

	2019	2020	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$658	$1,085	$1,963	$3,706
Nuclear Power Group	158	139	454	751
Nuclear Services Group	31	5	12	48
Total Backlog	$847	$1,229	$2,429	$4,505
At June 30, 2019, Nuclear Operations Group backlog with the U.S. Government was $3,205.6 million, $151.3 million of which had not yet been funded.
At June 30, 2019, Nuclear Power Group had no backlog with the U.S. Government.
At June 30, 2019, Nuclear Services Group backlog with the U.S. Government was $27.0 million, all of which was funded.
Major new awards from the U.S. Government are typically received following Congressional approval of the budget for the Government's next fiscal year, which starts October 1, and may not be awarded to us before the end of the calendar year. Due to the fact that most contracts awarded by the U.S. Government are subject to these annual funding approvals, the total values of the underlying programs are significantly larger. In March 2019, we received a nuclear component and fuel award from the U.S. Government with a combined value exceeding $2.1 billion, inclusive of unexercised options, approximately $1.5 billion of which had been added to backlog as of June 30, 2019. The value of unexercised options excluded from backlog as of June 30, 2019 was approximately $0.6 billion, the majority of which is expected to be exercised in 2020, subject to annual Congressional appropriations.
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
The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of June 30, 2019, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Credit Facility will bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.25% to 2.0% per year or (2) the base rate or Canadian index rate, as applicable (described in the Credit Facility as the highest of (a) with respect to the base rate only, the federal funds rate plus 0.5%, (b) the one-month Eurocurrency rate plus 1.0% and (c) the administrative agent's prime rate or the Canadian prime rate, as applicable), plus, in each case, a margin ranging from 0.25% to 1.0% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.275% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 2.0% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.2% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at June 30, 2019, the margin for Eurocurrency rate and base rate or Canadian index rate loans was 1.5% and 0.5%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.5% and 0.9%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.225%.
As of June 30, 2019, borrowings outstanding totaled $279.2 million and $200.0 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the Credit Facility totaled $65.9 million. As a result, we had $234.1 million available for borrowings or to meet letter of credit requirements as of June 30, 2019. As of June 30, 2019, the weighted-average interest rate on outstanding borrowings under our Credit Facility was 3.69%.
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
Senior Notes
We issued $400.0 million aggregate principal amount of 5.375% senior notes due 2026 (the "Senior Notes") pursuant to an indenture dated May 24, 2018 (the "Indenture"), among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The Senior Notes are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Credit Facility.
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
The Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants. As of June 30, 2019, we were in compliance with all covenants and agreements set forth in the Indenture and the Senior Notes.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of June 30, 2019, bonds issued and outstanding under these arrangements totaled approximately $67.7 million.
Long-term Benefit Obligations
Our unfunded pension and postretirement benefit obligations totaled $190.2 million at June 30, 2019. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $4.5 million for the remainder of 2019 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.
Other
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Domestic	$38,832	$37,108
Foreign	15,395	10,279
Total	$54,227	$47,387
Our working capital increased by $106.9 million to $272.0 million at June 30, 2019 from $165.1 million at December 31, 2018, primarily attributable to changes in net contracts in progress and advance billings due to the timing of project cash flows and a decrease in current liabilities primarily associated with the payment of accrued incentives during the six months ended June 30, 2019.
Our net cash provided by operations increased by $29.8 million to $47.1 million in the six months ended June 30, 2019, compared to the $17.3 million in the six months ended June 30, 2018. The increase in cash provided by operations was primarily attributable to a decrease in pension contributions when compared to the same period in the prior year.
Our net cash used in investing activities increased by $34.3 million to $75.7 million in the six months ended June 30, 2019, compared to $41.4 million in the six months ended June 30, 2018. The increase was primarily attributable to an increase in purchases of property, plant and equipment of $41.7 million, which was partially offset by a decrease in net investments in equity method investees of $9.8 million.
Our net cash provided by financing activities decreased by $114.4 million to $33.3 million in the six months ended June 30, 2019, compared to $147.7 million in the six months ended June 30, 2018. The decrease was primarily attributable to a decrease in net borrowings of $97.3 million and an increase in repurchases of common shares of $20.0 million.
At June 30, 2019, we had restricted cash and cash equivalents totaling $7.1 million, $2.7 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $4.3 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At June 30, 2019, we had short-term and long-term investments with a fair value of $12.7 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and equities, mutual funds and asset-backed securities. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
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
As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the quarter ended June 30, 2019. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
April 1, 2019 - April 30, 2019	—	$—	—	$165.3
May 1, 2019 - May 31, 2019	5,319	$48.99	—	$165.3
June 1, 2019 - June 30, 2019	—	$—	—	$165.3
Total	5,319	$48.99	—

(1)	Includes 5,319 shares repurchased during May pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

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

3.1
Certificate of Amendment to Restated Certificate of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2019 (File No. 1-34658)).

3.2	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2019 (File No. 1-34658)).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2019 (File No. 1-34658)).

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

4.3	First Supplemental Indenture, dated as of May 24, 2019, among BWX Technologies, Inc., each of the guarantors party thereto and U.S. Bank National Association, as trustee.

10.1	Joinder Agreement, dated as of May 24, 2019, between BWXT Advanced Technologies LLC and Wells Fargo Bank, N.A., as Administrative Agent.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

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

August 5, 2019