Form 10-Q
period 2019-09-30
BWX Technologies, Inc.
filed 2019-11-04
CIK 1486957

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
For the quarterly period ended September 30, 2019.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at October 31, 2019 was 95,250,333.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2019	December 31, 2018
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$13,641	$29,871
Restricted cash and cash equivalents	3,524	3,834
Investments	3,618	3,597
Accounts receivable – trade, net	71,484	71,574
Accounts receivable – other	18,872	13,374
Retainages	70,294	57,885
Contracts in progress	399,002	318,454
Other current assets	41,015	43,859
Total Current Assets	621,450	542,448
Property, Plant and Equipment	1,233,151	1,132,392
Less accumulated depreciation	719,151	693,153
Net Property, Plant and Equipment	514,000	439,239
Investments	9,333	7,382
Goodwill	277,078	274,082
Deferred Income Taxes	60,901	63,908
Investments in Unconsolidated Affiliates	70,963	63,746
Intangible Assets	191,318	228,676
Other Assets	81,377	35,615
TOTAL	$1,826,420	$1,655,096
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2019	December 31, 2018
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$14,535	$14,227
Accounts payable	122,277	114,751
Accrued employee benefits	70,450	77,386
Accrued liabilities – other	48,892	62,163
Advance billings on contracts	66,526	98,477
Accrued warranty expense	11,060	10,344
Total Current Liabilities	333,740	377,348
Long-Term Debt	849,589	753,617
Accumulated Postretirement Benefit Obligation	19,082	19,236
Environmental Liabilities	90,421	86,372
Pension Liability	162,403	173,469
Other Liabilities	16,652	9,353
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 126,508,355 and 125,871,866 shares at September 30, 2019 and December 31, 2018, respectively	1,265	1,259
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	128,876	115,725
Retained earnings	1,299,279	1,166,762
Treasury stock at cost, 31,258,239 and 30,625,074 shares at September 30, 2019 and December 31, 2018, respectively	(1,067,622)	(1,037,795)
Accumulated other comprehensive income	(7,322)	(10,289)
Stockholders' Equity – BWX Technologies, Inc.	354,476	235,662
Noncontrolling interest	57	39
Total Stockholders' Equity	354,533	235,701
TOTAL	$1,826,420	$1,655,096
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$506,000	$425,507	$1,393,685	$1,321,891
Costs and Expenses:
Cost of operations	357,732	326,314	999,390	971,887
Research and development costs	5,125	3,959	15,631	11,673
Losses (gains) on asset disposals and impairments, net	(6)	243	145	(2)
Selling, general and administrative expenses	52,561	53,919	158,296	159,199
Total Costs and Expenses	415,412	384,435	1,173,462	1,142,757
Equity in Income of Investees	7,874	9,323	22,418	22,698
Operating Income	98,462	50,395	242,641	201,832
Other Income (Expense):
Interest income	232	1,121	784	2,340
Interest expense	(8,858)	(7,925)	(27,103)	(19,354)
Other – net	4,670	40,968	18,795	63,984
Total Other Income (Expense)	(3,956)	34,164	(7,524)	46,970
Income before Provision for Income Taxes	94,506	84,559	235,117	248,802
Provision for Income Taxes	19,508	6,482	52,009	43,578
Net Income	$74,998	$78,077	$183,108	$205,224
Net Income Attributable to Noncontrolling Interest	(188)	(158)	(442)	(201)
Net Income Attributable to BWX Technologies, Inc.	$74,810	$77,919	$182,666	$205,023
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.78	$0.78	$1.92	$2.06
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.78	$0.78	$1.91	$2.04
Shares used in the computation of earnings per share (Note 9):
Basic	95,420,626	99,421,031	95,344,349	99,542,933
Diluted	95,811,198	100,420,766	95,769,919	100,501,597
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited) (In thousands)
Net Income	$74,998	$78,077	$183,108	$205,224
Other Comprehensive Income (Loss):
Currency translation adjustments	(2,535)	2,008	2,703	(4,725)
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $79, $24, $469 and $(5), respectively	(248)	(39)	(1,323)	7
Reclassification adjustment for gains included in net income, net of tax provision of $26, $7, $5 and $16, respectively	(72)	(26)	(10)	(41)
Amortization of benefit plan costs, net of tax benefit of $(130), $(78), $(421) and $(286), respectively	519	360	1,523	1,145
Investments:
Unrealized losses arising during the period, net of tax benefit (provision) of $0, $270, $(10) and $270, respectively	(54)	(388)	(3)	(432)
Reclassification adjustment for losses included in net income, net of tax provision of $0, $25, $0 and $25, respectively	—	379	—	379
Other Comprehensive Income (Loss)	(2,390)	2,294	2,890	(3,667)
Total Comprehensive Income	72,608	80,371	185,998	201,557
Comprehensive Income Attributable to Noncontrolling Interest	(188)	(158)	(442)	(201)
Comprehensive Income Attributable to BWX Technologies, Inc.	$72,420	$80,213	$185,556	$201,356
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2018	125,871,866	$1,259	$115,725	$1,166,762	$(10,289)	$(1,037,795)	$235,662	$39	$235,701
Recently adopted accounting standards	—	—	—	(1,219)	77	—	(1,142)	—	(1,142)
Net income	—	—	—	48,978	—	—	48,978	132	49,110
Dividends declared ($0.17 per share)	—	—	—	(16,323)	—	—	(16,323)	—	(16,323)
Currency translation adjustments	—	—	—	—	943	—	943	—	943
Derivative financial instruments	—	—	—	—	(582)	—	(582)	—	(582)
Defined benefit obligations	—	—	—	—	511	—	511	—	511
Available-for-sale investments	—	—	—	—	24	—	24	—	24
Exercises of stock options	58,655	1	1,275	—	—	—	1,276	—	1,276
Shares placed in treasury	—	—	—	—	—	(29,027)	(29,027)	—	(29,027)
Stock-based compensation charges	449,275	4	2,525	—	—	—	2,529	—	2,529
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(146)	(146)
Balance March 31, 2019 (unaudited)	126,379,796	$1,264	$119,525	$1,198,198	$(9,316)	$(1,066,822)	$242,849	$25	$242,874
Net income	—	—	—	58,878	—	—	58,878	122	59,000
Dividends declared ($0.17 per share)	—	—	—	(16,301)	—	—	(16,301)	—	(16,301)
Currency translation adjustments	—	—	—	—	4,295	—	4,295	—	4,295
Derivative financial instruments	—	—	—	—	(431)	—	(431)	—	(431)
Defined benefit obligations	—	—	—	—	493	—	493	—	493
Available-for-sale investments	—	—	—	—	27	—	27	—	27
Exercises of stock options	32,023	—	757	—	—	—	757	—	757
Shares placed in treasury	—	—	—	—	—	(260)	(260)	—	(260)
Stock-based compensation charges	4,927	—	3,823	—	—	—	3,823	—	3,823
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(128)	(128)
Balance June 30, 2019 (unaudited)	126,416,746	$1,264	$124,105	$1,240,775	$(4,932)	$(1,067,082)	$294,130	$19	$294,149
Net income	—	—	—	74,810	—	—	74,810	188	74,998
Dividends declared ($0.17 per share)	—	—	—	(16,306)	—	—	(16,306)	—	(16,306)
Currency translation adjustments	—	—	—	—	(2,535)	—	(2,535)	—	(2,535)
Derivative financial instruments	—	—	—	—	(320)	—	(320)	—	(320)
Defined benefit obligations	—	—	—	—	519	—	519	—	519
Available-for-sale investments	—	—	—	—	(54)	—	(54)	—	(54)
Exercises of stock options	86,888	1	1,984	—	—	—	1,985	—	1,985
Shares placed in treasury	—	—	—	—	—	(540)	(540)	—	(540)
Stock-based compensation charges	4,721	—	2,787	—	—	—	2,787	—	2,787
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(150)	(150)
Balance September 30, 2019 (unaudited)	126,508,355	$1,265	$128,876	$1,299,279	$(7,322)	$(1,067,622)	$354,476	$57	$354,533

	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2017	125,381,591	$1,254	$98,843	$990,652	$9,454	$(814,809)	$285,394	$363	$285,757
Recently adopted accounting standards	—	—	—	13,311	(3,385)	—	9,926	—	9,926
Net income	—	—	—	66,441	—	—	66,441	(28)	66,413
Dividends declared ($0.16 per share)	—	—	—	(16,174)	—	—	(16,174)	—	(16,174)
Currency translation adjustments	—	—	—	—	(3,124)	—	(3,124)	—	(3,124)
Derivative financial instruments	—	—	—	—	94	—	94	—	94
Defined benefit obligations	—	—	—	—	322	—	322	—	322
Available-for-sale investments	—	—	—	—	(66)	—	(66)	—	(66)
Exercises of stock options	159,126	1	3,806	—	—	—	3,807	—	3,807
Shares placed in treasury	—	—	—	—	—	(5,940)	(5,940)	—	(5,940)
Stock-based compensation charges	181,317	2	4,459	—	—	—	4,461	—	4,461
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(226)	(226)
Balance March 31, 2018 (unaudited)	125,722,034	$1,257	$107,108	$1,054,230	$3,295	$(820,749)	$345,141	$109	$345,250
Net income	—	—	—	60,663	—	—	60,663	71	60,734
Dividends declared ($0.16 per share)	—	—	—	(16,088)	—	—	(16,088)	—	(16,088)
Currency translation adjustments	—	—	—	—	(3,609)	—	(3,609)	—	(3,609)
Derivative financial instruments	—	—	—	—	(63)	—	(63)	—	(63)
Defined benefit obligations	—	—	—	—	463	—	463	—	463
Available-for-sale investments	—	—	—	—	22	—	22	—	22
Exercises of stock options	23,394	—	517	—	—	—	517	—	517
Shares placed in treasury	—	—	—	—	—	(77)	(77)	—	(77)
Stock-based compensation charges	2,643	—	1,294	—	—	—	1,294	—	1,294
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(126)	(126)
Balance June 30, 2018 (unaudited)	125,748,071	$1,257	$108,919	$1,098,805	$108	$(820,826)	$388,263	$54	$388,317
Net income	—	—	—	77,919	—	—	77,919	158	78,077
Dividends declared ($0.16 per share)	—	—	—	(16,032)	—	—	(16,032)	—	(16,032)
Currency translation adjustments	—	—	—	—	2,008	—	2,008	—	2,008
Derivative financial instruments	—	—	—	—	(65)	—	(65)	—	(65)
Defined benefit obligations	—	—	—	—	360	—	360	—	360
Available-for-sale investments	—	—	—	—	(9)	—	(9)	—	(9)
Exercises of stock options	25,166	1	617	—	—	—	618	—	618
Shares placed in treasury	—	—	—	—	—	(63,374)	(63,374)	—	(63,374)
Stock-based compensation charges	23,434	—	2,764	—	—	—	2,764	—	2,764
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(163)	(163)
Balance September 30, 2018 (unaudited)	125,796,671	$1,258	$112,300	$1,160,692	$2,402	$(884,200)	$392,452	$49	$392,501
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$183,108	$205,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,028	43,692
Income of investees, net of dividends	(8,642)	(8,471)
Gain on forward contracts	—	(4,743)
Recognition of debt issuance costs from Former Credit Facility	—	2,441
Provision for deferred taxes	—	38,685
Recognition of losses (gains) for pension and postretirement plans	1,944	(33,699)
Stock-based compensation expense	9,139	8,519
Changes in assets and liabilities:
Accounts receivable	3,075	23,096
Accounts payable	18,124	2,061
Retainages	(12,341)	(19,712)
Contracts in progress and advance billings on contracts	(111,660)	(35,049)
Income taxes	(5,130)	(46,511)
Accrued and other current liabilities	(15,046)	3,344
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(21,608)	(184,898)
Other, net	4,010	(2,420)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	91,001	(8,441)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(122,629)	(60,488)
Acquisition of business	—	(212,993)
Purchases of securities	(2,686)	(3,111)
Sales and maturities of securities	2,706	3,378
Investments, net of return of capital, in equity method investees	—	(9,037)
Other, net	208	5,242
NET CASH USED IN INVESTING ACTIVITIES	(122,401)	(277,009)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	587,500	901,300
Repayments of long-term debt	(498,363)	(624,987)
Payment of debt issuance costs	—	(9,443)
Repurchases of common shares	(20,000)	(62,558)
Dividends paid to common shareholders	(49,167)	(48,014)
Exercises of stock options	3,133	3,511
Cash paid for shares withheld to satisfy employee taxes	(8,942)	(5,402)
Other, net	847	(515)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,008	153,892
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(7)	(8,464)
TOTAL DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(16,399)	(140,022)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,408	213,144
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,009	$73,122
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$35,342	$13,325
Income taxes (net of refunds)	$57,179	$51,779
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$18,199	$13,457
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at September 30, 2019 and for the three and nine months ended September 30, 2019 primarily related to the adoption of new accounting standards. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
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

•
Our Nuclear Power Group segment fabricates commercial nuclear steam generators, nuclear fuel, fuel handling systems, pressure vessels, reactor components, heat exchangers, tooling delivery systems and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level waste, for nuclear utility customers. BWXT has supplied the nuclear industry with more than 1,300 large, heavy components worldwide and is the only commercial heavy nuclear component manufacturer in North America. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development, electrical and controls engineering and metallurgy and materials engineering. In addition, this segment offers in-plant inspection, maintenance and modification services for nuclear steam generators, heat exchangers, reactors, fuel handling systems and balance of plant equipment, as well as specialized non-destructive examination and tooling/repair solutions. This segment is also a leading global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses. See Note 2 for information about a 2018 acquisition related to this segment.

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
See Note 8 for financial information about our segments. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes included in our 2018 10-K.
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
Our effective tax rate for the three months ended September 30, 2019 was 20.6% as compared to 7.7% for the three months ended September 30, 2018. Our effective tax rate for the nine months ended September 30, 2019 was 22.1% as compared to 17.5% for the nine months ended September 30, 2018. The effective tax rate for the three months ended September 30, 2019 was lower than the U.S. corporate income tax rate of 21% primarily due to state tax planning initiatives finalized in the quarter. The effective tax rate for the nine months ended September 30, 2019 was higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rates for the nine months ended September 30, 2019 and 2018 were favorably impacted by benefits recognized for excess tax benefits related to employee share-based payments of $2.0 million and

$2.7 million, respectively. In addition, our effective tax rates for the three and nine months ended September 30, 2018 were favorably impacted due to remeasurement adjustments to our deferred tax assets as a result of accelerating additional contributions made in August 2018 to certain of our domestic pension plans for inclusion in our 2017 U.S. tax return.
As of September 30, 2019, we had gross unrecognized tax benefits of $2.6 million (exclusive of interest and federal and state benefits), $2.1 million of which would reduce our effective tax rate if recognized.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At September 30, 2019, we had restricted cash and cash equivalents totaling $6.4 million, $2.8 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.5 million of which was held to meet reinsurance reserve requirements of our captive insurer.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statement of cash flows:

	September 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$13,641	$29,871
Restricted cash and cash equivalents	3,524	3,834
Restricted cash and cash equivalents included in Other Assets	2,844	2,703
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statement of cash flows	$20,009	$36,408

Inventories
At September 30, 2019 and December 31, 2018, Other current assets included inventories totaling $17.8 million and $16.0 million, respectively, consisting entirely of raw materials and supplies.
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
During the three and nine months ended September 30, 2019, we recognized lease expense of $2.1 million and $6.4 million and paid cash of $1.8 million and $5.3 million for our operating leases, respectively. At September 30, 2019, our weighted-average remaining lease term was 3.9 years, and for the purpose of measuring the present value of our lease liabilities, the weighted-average discount rate was 4.97%. The maturities of our lease liabilities at September 30, 2019 were as follows (amounts in thousands):

2019	$1,785
2020	3,239
2021	2,176
2022	1,341
2023	606
2024	170
Thereafter	1,107
Total lease payments	$10,424
Less: interest	(1,044)
Present value of lease liabilities (1)	$9,380

(1)	Includes current lease liabilities of $4.2 million.
At September 30, 2019, our right-of-use assets totaled $42.3 million. The difference between the right-of-use assets and lease liabilities was primarily the result of our adoption of the update to the FASB Topic Leases on January 1, 2019, which resulted in reclassifications from Intangible Assets of favorable leases related to recent acquisitions.
Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2018 were as follows (amounts in thousands):

2019	$5,650
2020	$2,655
2021	$1,969
2022	$1,216
2023	$511
Thereafter	$1,231

Accumulated Other Comprehensive Income
The components of Accumulated other comprehensive income included in Stockholders' Equity are as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Currency translation adjustments	$6,209	$3,506
Net unrealized gain (loss) on derivative financial instruments	(571)	685
Unrecognized prior service cost on benefit obligations	(12,872)	(14,395)
Net unrealized loss on available-for-sale investments	(88)	(85)
Accumulated other comprehensive income	$(7,322)	$(10,289)

Upon adopting the FASB update to the Topic Derivatives, we reclassified $0.1 million from Retained earnings to Accumulated other comprehensive income on January 1, 2019.
The amounts reclassified out of Accumulated other comprehensive income by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$(130)	$(86)	$(78)	$(90)	Revenues
	228	119	93	147	Cost of operations
	98	33	15	57	Total before tax
	(26)	(7)	(5)	(16)	Provision for Income Taxes
	$72	$26	$10	$41	Net Income
Amortization of prior service cost on benefit obligations	$(649)	$(438)	$(1,944)	$(1,431)	Other – net
	130	78	421	286	Provision for Income Taxes
	$(519)	$(360)	$(1,523)	$(1,145)	Net Income
Realized loss on investments	$—	$(354)	$—	$(354)	Other – net
	—	(25)	—	(25)	Provision for Income Taxes
	$—	$(379)	$—	$(379)	Net Income
Total reclassification for the period	$(447)	$(713)	$(1,513)	$(1,483)

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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At September 30, 2019, we had deferred approximately $0.6 million of net losses on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months.
At September 30, 2019, our derivative financial instruments consisted of FX forward contracts with a total notional value of $62.7 million with maturities extending to December 2021. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.
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

The following unaudited pro forma financial information presents our results of operations for the three and nine months ended September 30, 2018 as if the acquisition of the MI business had occurred on January 1, 2017. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2017. This information is presented for comparative purposes only and should not be taken as representative of our future consolidated results of operations.

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
	(In thousands, except per share amounts)
Revenues	$429,558	$1,347,031
Net Income Attributable to BWX Technologies, Inc.	$79,141	$206,435
Basic Earnings per Common Share	$0.80	$2.07
Diluted Earnings per Common Share	$0.79	$2.05

The unaudited pro forma results include the following pre-tax adjustments to the historical results presented above:

•
Increase in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of approximately $0.5 million and $3.7 million for the three and nine months ended September 30, 2018, respectively.

•
Additional interest expense associated with the incremental borrowings that would have been incurred to acquire the MI business as of January 1, 2017 of approximately $2.4 million for the nine months ended September 30, 2018.

•	Elimination of $0.9 million and $2.5 million in acquisition related costs recognized in the three and nine months ended September 30, 2018, respectively, that are not expected to be recurring.

NOTE 3 – REVENUE RECOGNITION
Disaggregated Revenues
Revenues by geographical area and customer type were as follows:

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
United States:
Government	$376,243	$—	$28,767	$405,010	$1,016,594	$—	$82,041	$1,098,635
Non-Government	16,407	10,130	3,781	30,318	36,357	28,265	8,922	73,544
	$392,650	$10,130	$32,548	$435,328	$1,052,951	$28,265	$90,963	$1,172,179
Canada:
Non-Government	$—	$69,138	$689	$69,827	$—	$203,909	$1,197	$205,106
Other:
Non-Government	$1,834	$5,108	$—	$6,942	$4,686	$23,240	$—	$27,926
Segment Revenues	$394,484	$84,376	$33,237	512,097	$1,057,637	$255,414	$92,160	1,405,211
Adjustments and Eliminations				(6,097)				(11,526)
Revenues				$506,000				$1,393,685

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
United States:
Government	$315,744	$—	$27,120	$342,864	$960,271	$—	$81,175	$1,041,446
Non-Government	2,066	3,890	536	6,492	5,915	4,477	7,623	18,015
	$317,810	$3,890	$27,656	$349,356	$966,186	$4,477	$88,798	$1,059,461
Canada:
Government	$358	$—	$—	$358	$358	$—	$—	$358
Non-Government	161	65,234	611	66,006	161	212,302	2,096	214,559
	$519	$65,234	$611	$66,364	$519	$212,302	$2,096	$214,917
Other:
Non-Government	$996	$10,038	$99	$11,133	$1,391	$50,896	$101	$52,388
Segment Revenues	$319,325	$79,162	$28,366	426,853	$968,096	$267,675	$90,995	1,326,766
Adjustments and Eliminations				(1,346)				(4,875)
Revenues				$425,507				$1,321,891

Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Over time	$394,407	$74,582	$33,237	$502,226	$1,057,434	$218,036	$92,160	$1,367,630
Point-in-time	77	9,794	—	9,871	203	37,378	—	37,581
Segment Revenues	$394,484	$84,376	$33,237	512,097	$1,057,637	$255,414	$92,160	1,405,211
Adjustments and Eliminations				(6,097)				(11,526)
Revenues				$506,000				$1,393,685

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Over time	$319,325	$66,219	$28,366	$413,910	$968,096	$240,652	$90,995	$1,299,743
Point-in-time	—	12,943	—	12,943	—	27,023	—	27,023
Segment Revenues	$319,325	$79,162	$28,366	426,853	$968,096	$267,675	$90,995	1,326,766
Adjustments and Eliminations				(1,346)				(4,875)
Revenues				$425,507				$1,321,891
Revenues by contract type were as follows:

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Fixed-Price Incentive Fee	$302,181	$497	$—	$302,678	$846,823	$2,078	$—	$848,901
Firm-Fixed-Price	72,820	64,758	5,806	143,384	148,860	203,961	15,878	368,699
Cost-Plus Fee	19,483	591	26,830	46,904	61,622	599	75,145	137,366
Time-and-Materials	—	18,530	601	19,131	332	48,776	1,137	50,245
Segment Revenues	$394,484	$84,376	$33,237	512,097	$1,057,637	$255,414	$92,160	1,405,211
Adjustments and Eliminations				(6,097)				(11,526)
Revenues				$506,000				$1,393,685

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Fixed-Price Incentive Fee	$255,944	$3,748	$—	$259,692	$763,334	$13,365	$—	$776,699
Firm-Fixed-Price	38,262	58,451	4,393	101,106	137,792	177,035	15,435	330,262
Cost-Plus Fee	25,117	—	23,496	48,613	66,800	45	73,535	140,380
Time-and-Materials	2	16,963	477	17,442	170	77,230	2,025	79,425
Segment Revenues	$319,325	$79,162	$28,366	426,853	$968,096	$267,675	$90,995	1,326,766
Adjustments and Eliminations				(1,346)				(4,875)
Revenues				$425,507				$1,321,891

Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the three months ended September 30, 2019 and 2018, we recognized net favorable changes in estimates that resulted in increases in revenues of $26.5 million and $8.9 million, respectively. During the nine months ended September 30, 2019 and 2018, we recognized net favorable changes in estimates that resulted in increases in revenues of $47.9 million and $23.4 million, respectively. In addition, during the three and nine months ended September 30, 2018, we recognized increases in cost of operations of $12.3 million. Included in these 2018 amounts are contract adjustments resulting from rework issues related to the manufacture of non-nuclear components being produced within our Nuclear Operations Group segment. We recognized decreases in operating income of $26.7 million and $29.2 million for the three and nine months ended September 30, 2018, respectively, related to this matter. These contract adjustments resulted in a decrease in earnings per share of $0.21 and $0.23 for the three and nine months ended September 30, 2018, respectively.
Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized over time. Amounts that are withheld on our fixed-price incentive fee contracts are classified within Retainages. Certain of these amounts require conditions other than the passage of time to be achieved, with the remaining amounts only requiring the passage of time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the nine months ended September 30, 2019, our unbilled receivables increased $80.0 million and our Advance billings on contracts decreased $32.0 million, primarily as a result of revenue in excess of billings on certain fixed-price incentive fee contracts within our Nuclear Operations Group segment and the timing of milestone billings in our Nuclear Power Group segment. Our fixed-price incentive fee contracts for our Nuclear Operations Group segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments made during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts.

	September 30,	December 31,
	2019	2018
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$388,739	$308,723
Retainages	$70,294	$57,885
Included in Other Assets:
Retainages	$1,606	$1,674
Advance billings on contracts	$66,526	$98,477

During the three and nine months ended September 30, 2019, we recognized $7.0 million and $57.5 million of revenues that were in Advance billings on contracts at December 31, 2018, respectively. During the three and nine months ended September 30, 2018, we recognized $4.3 million and $49.0 million of revenues that were in Advance billings on contracts at January 1, 2018, respectively.

Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Of the September 30, 2019 remaining performance obligations on our contracts with customers, we expect to recognize revenues as follows:

	2019	2020	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$357	$1,065	$2,023	$3,445
Nuclear Power Group	96	200	433	729
Nuclear Services Group	21	12	13	46
Total Remaining Performance Obligations	$474	$1,277	$2,469	$4,220
NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended September 30, 2019 and 2018, these amounts were $2.1 million and $2.5 million, respectively. For the nine months ended September 30, 2019 and 2018, these amounts were $7.3 million and $7.7 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended September 30, 2019 and 2018, these amounts were $(5.3) million and $(42.4) million, respectively. For the nine months ended September 30, 2019 and 2018, these amounts were $(15.8) million and $(60.1) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	(In thousands)
Service cost	$1,914	$2,380	$6,839	$7,198	$145	$132	$434	$459
Interest cost	11,567	11,575	34,722	36,225	586	504	1,756	1,404
Expected return on plan assets	(17,490)	(19,272)	(52,344)	(62,450)	(627)	(548)	(1,882)	(1,581)
Amortization of prior service cost (credit)	727	565	2,177	1,665	(78)	(127)	(233)	(234)
Recognized net actuarial gain	—	(35,130)	—	(35,130)	—	—	—	—
Net periodic benefit (income) cost	$(3,282)	$(39,882)	$(8,606)	$(52,492)	$26	$(39)	$75	$48

We immediately recognize net actuarial gains and losses for our pension and postretirement benefit plans in earnings as a component of net periodic benefit cost. In July 2018, we completed the purchase of a group annuity contract to transfer certain domestic pension benefit obligations of approximately $240 million to an insurance company for approximately 1,300 retirees. As a result, we remeasured two of our domestic pension plans resulting in the recognition of a net actuarial gain of $35.1 million in Other – net within the condensed consolidated statements of income, which includes a $10.4 million settlement loss and a $45.5 million actuarial gain.
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

NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at September 30, 2019:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities
Equities	$2,511	$—	$2,511	$—
Mutual funds	5,316	—	5,316	—
Available-for-sale securities
U.S. Government and agency securities	1,991	1,991	—	—
Corporate bonds	3,050	1,423	1,627	—
Asset-backed securities and collateralized mortgage obligations	83	—	83	—
Total	$12,951	$3,414	$9,537	$—
The following is a summary of our investments measured at fair value at December 31, 2018:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities
Equities	$1,163	$—	$1,163	$—
Mutual funds	4,694	—	4,694	—
Available-for-sale securities
U.S. Government and agency securities	2,227	2,227	—	—
Corporate bonds	2,803	1,433	1,370	—
Asset-backed securities and collateralized mortgage obligations	92	—	92	—
Total	$10,979	$3,660	$7,319	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At September 30, 2019 and December 31, 2018, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $(1.3) million and $0.7 million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our 5.375% senior notes due 2026 (the "Senior Notes"), on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At September 30, 2019 and December 31, 2018, the fair value of our

Senior Notes was $421.0 million and $384.9 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at September 30, 2019 and December 31, 2018.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended September 30, 2019 and 2018 totaled $3.1 million and $2.8 million, respectively, with associated tax benefit totaling $0.5 million and $0.5 million, respectively. Stock-based compensation recognized for all of our plans for the nine months ended September 30, 2019 and 2018 totaled $10.9 million and $9.1 million, respectively, with associated tax benefit totaling $1.9 million and $1.7 million, respectively.
NOTE 8 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
REVENUES:
Nuclear Operations Group	$394,484	$319,325	$1,057,637	$968,096
Nuclear Power Group	84,376	79,162	255,414	267,675
Nuclear Services Group	33,237	28,366	92,160	90,995
Adjustments and Eliminations (1)	(6,097)	(1,346)	(11,526)	(4,875)
	$506,000	$425,507	$1,393,685	$1,321,891

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Nuclear Operations Group Transfers	$(1,260)	$(978)	$(3,164)	$(2,958)
Nuclear Power Group Transfers	(73)	(95)	(146)	(104)
Nuclear Services Group Transfers	(4,764)	(273)	(8,216)	(1,813)
	$(6,097)	$(1,346)	$(11,526)	$(4,875)
OPERATING INCOME:
Nuclear Operations Group	$93,667	$45,580	$226,518	$180,283
Nuclear Power Group	8,967	9,063	36,433	38,637
Nuclear Services Group	5,516	6,494	8,577	11,182
Other	(6,948)	(5,142)	(19,788)	(13,542)
	$101,202	$55,995	$251,740	$216,560
Unallocated Corporate (2)	(2,740)	(5,600)	(9,099)	(14,728)
Total Operating Income	$98,462	$50,395	$242,641	$201,832
Other Income (Expense):
Interest income	232	1,121	784	2,340
Interest expense	(8,858)	(7,925)	(27,103)	(19,354)
Other – net	4,670	40,968	18,795	63,984
Total Other Income (Expense)	(3,956)	34,164	(7,524)	46,970
Income before Provision for Income Taxes	$94,506	$84,559	$235,117	$248,802

(2)	Unallocated corporate includes general corporate overhead not allocated to segments.

NOTE 9 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$74,810	$77,919	$182,666	$205,023
Weighted-average common shares	95,420,626	99,421,031	95,344,349	99,542,933
Basic earnings per common share	$0.78	$0.78	$1.92	$2.06
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$74,810	$77,919	$182,666	$205,023
Weighted-average common shares (basic)	95,420,626	99,421,031	95,344,349	99,542,933
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	390,572	999,735	425,570	958,664
Adjusted weighted-average common shares	95,811,198	100,420,766	95,769,919	100,501,597
Diluted earnings per common share	$0.78	$0.78	$1.91	$2.04

(1)	At September 30, 2019 and 2018, none of our shares were antidilutive.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our Company. Forward-looking statements include those statements that express a belief, expectation or intention, as well as those that are not statements of historical fact, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements and assumptions regarding expectations and projections of specific projects, our future backlog, revenues, income and capital spending, strategic investments, acquisitions or divestitures, return of capital activities or margin improvement initiatives are examples of forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "seek," "goal," "could," "intend," "may," "should" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.
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
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 10-K. There have been no material changes to our policies during the nine months ended September 30, 2019 with the exception of changes to Financial Accounting Standards Board ("FASB") Topic Leases as described in the notes to the condensed consolidated financial statements in Part I of this Report.
Accounting for Contracts
On certain of our performance obligations, we recognize revenue over time. In accordance with FASB Topic Revenue from Contracts with Customers, we are required to estimate the total amount of costs on these performance obligations. As of September 30, 2019, we have provided for the estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract revenues and costs. A principal risk on fixed-price contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. During the three months ended September 30, 2019 and 2018, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased (decreased) operating income by approximately $24.9 million and $(3.4) million, respectively. During the nine months ended September 30, 2019 and 2018, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased operating income by approximately $48.6 million and $11.1 million, respectively. Included in the 2018 amounts are contract adjustments resulting from rework issues related to the manufacture of non-nuclear components being produced within our Nuclear Operations Group segment. We recognized decreases in operating income of $26.7 million and $29.2 million for the three and nine months ended September 30, 2018, respectively, related to this matter. These contract adjustments resulted in a decrease in earnings per share of $0.21 and $0.23 for the three and nine months ended September 30, 2018, respectively.
RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 VS. THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
Selected financial highlights are presented in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	$ Change	2019	2018	$ Change
	(In thousands)
REVENUES:
Nuclear Operations Group	$394,484	$319,325	$75,159	$1,057,637	$968,096	$89,541
Nuclear Power Group	84,376	79,162	5,214	255,414	267,675	(12,261)
Nuclear Services Group	33,237	28,366	4,871	92,160	90,995	1,165
Adjustments and Eliminations	(6,097)	(1,346)	(4,751)	(11,526)	(4,875)	(6,651)
	$506,000	$425,507	$80,493	$1,393,685	$1,321,891	$71,794
OPERATING INCOME:
Nuclear Operations Group	$93,667	$45,580	$48,087	$226,518	$180,283	$46,235
Nuclear Power Group	8,967	9,063	(96)	36,433	38,637	(2,204)
Nuclear Services Group	5,516	6,494	(978)	8,577	11,182	(2,605)
Other	(6,948)	(5,142)	(1,806)	(19,788)	(13,542)	(6,246)
	$101,202	$55,995	$45,207	$251,740	$216,560	$35,180
Unallocated Corporate	(2,740)	(5,600)	2,860	(9,099)	(14,728)	5,629
Total Operating Income	$98,462	$50,395	$48,067	$242,641	$201,832	$40,809
Consolidated Results of Operations
Three months ended September 30, 2019 vs. 2018
Consolidated revenues increased 18.9%, or $80.5 million, to $506.0 million in the three months ended September 30, 2019 compared to $425.5 million for the corresponding period in 2018, due to increases in revenues from our Nuclear Operations Group, Nuclear Power Group and Nuclear Services Group segments totaling $75.2 million, $5.2 million and $4.9 million, respectively.
Consolidated operating income increased $48.1 million to $98.5 million in the three months ended September 30, 2019 compared to $50.4 million for the corresponding period of 2018. Operating income in our Nuclear Operations Group segment increased by $48.1 million, which was partially due to unfavorable contract adjustments recorded in the prior year of $26.7 million. In addition, we also experienced lower Unallocated Corporate expenses of $2.9 million when compared to the corresponding period of 2018. These increases were partially offset by decreases in operating income in our Nuclear Power Group, Nuclear Services Group and Other segments of $0.1 million, $1.0 million and $1.8 million, respectively.
Nine months ended September 30, 2019 vs. 2018
Consolidated revenues increased 5.4%, or $71.8 million, to $1,393.7 million in the nine months ended September 30, 2019 compared to $1,321.9 million for the corresponding period in 2018, due to increases in revenues from our Nuclear

Operations Group and Nuclear Services Group segments totaling $89.5 million and $1.2 million, respectively. These increases were partially offset by a decrease in our Nuclear Power Group segment of $12.3 million.
Consolidated operating income increased $40.8 million to $242.6 million in the nine months ended September 30, 2019 compared to $201.8 million for the corresponding period of 2018. Operating income in our Nuclear Operations Group segment increased by $46.2 million, which was partially due to unfavorable contract adjustments recorded in the prior year of $29.2 million. In addition, we also experienced lower Unallocated Corporate expenses of $5.6 million when compared to the corresponding period of 2018. These increases were partially offset by decreases in operating income in our Nuclear Power Group, Nuclear Services Group and Other segments of $2.2 million, $2.6 million and $6.2 million, respectively.
Nuclear Operations Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	$ Change	2019	2018	$ Change
	(In thousands)
Revenues	$394,484	$319,325	$75,159	$1,057,637	$968,096	$89,541
Operating Income	$93,667	$45,580	$48,087	$226,518	$180,283	$46,235
% of Revenues	23.7%	14.3%		21.4%	18.6%
Three months ended September 30, 2019 vs. 2018
Revenues increased 23.5%, or $75.2 million, to $394.5 million in the three months ended September 30, 2019 compared to $319.3 million for the corresponding period of 2018. The increase was primarily attributable to increased activity in the manufacture of nuclear components for U.S. Government programs as well as the timing of the procurement of certain long-lead materials when compared to the corresponding period of 2018. These increases were partially offset by lower activity in our downblending operations.
Operating income increased $48.1 million to $93.7 million in the three months ended September 30, 2019 compared to $45.6 million for the corresponding period of 2018. The increase was due to the operating income impact of the net changes in revenues noted above as well as the contract adjustments recorded in the prior year which resulted from rework issues related to the manufacture of non-nuclear components of $26.7 million.
Nine months ended September 30, 2019 vs. 2018
Revenues increased 9.2%, or $89.5 million, to $1,057.6 million in the nine months ended September 30, 2019 compared to $968.1 million for the corresponding period of 2018. This increase was primarily attributable to increased activity in the manufacture of nuclear components for U.S. Government programs as well as the timing of the procurement of certain long-lead materials when compared to the corresponding period of 2018. These increases were partially offset by lower activity in our downblending operations.
Operating income increased $46.2 million to $226.5 million in the nine months ended September 30, 2019 compared to $180.3 million for the corresponding period of 2018. The increase was due to the operating income impact of the net changes in revenues noted above as well as the contract adjustments recorded in the prior year which resulted from rework issues related to the manufacture of non-nuclear components of $29.2 million.
Nuclear Power Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	$ Change	2019	2018	$ Change
	(In thousands)
Revenues	$84,376	$79,162	$5,214	$255,414	$267,675	$(12,261)
Operating Income	$8,967	$9,063	$(96)	$36,433	$38,637	$(2,204)
% of Revenues	10.6%	11.4%		14.3%	14.4%

Three months ended September 30, 2019 vs. 2018
Revenues increased 6.6%, or $5.2 million, to $84.4 million in the three months ended September 30, 2019 compared to $79.2 million for the corresponding period of 2018. The increase was primarily related to a $10.6 million increase in revenues in our nuclear components business largely attributable to increased activity associated with a major steam generator design and supply contract. This segment also experienced an increase in revenues of $3.6 million associated with our MI business, which was acquired in the third quarter of 2018. These increases were partially offset by a decrease in revenues related to lower levels of in-plant inspection, refurbishment, maintenance and modification services, and nuclear fuel handling work when compared to the same period in the prior year.
Operating income decreased $0.1 million to $9.0 million in the three months ended September 30, 2019 compared to $9.1 million for the corresponding period of 2018, primarily attributable to a shift in our product line mix when compared to the same period in the prior year.
Nine months ended September 30, 2019 vs. 2018
Revenues decreased 4.6%, or $12.3 million, to $255.4 million in the nine months ended September 30, 2019 compared to $267.7 million for the corresponding period of 2018. The decrease was primarily attributable to a decline in revenues resulting from a lower volume of in-plant inspection, refurbishment and maintenance and modification services when compared to the same period in the prior year. This decrease was partially offset by a $24.2 million increase in revenues associated with our MI business and increased activity in our nuclear components business.
Operating income decreased $2.2 million to $36.4 million in the nine months ended September 30, 2019 compared to $38.6 million for the corresponding period of 2018, primarily attributable to the decrease in revenues noted above.
Nuclear Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	$ Change	2019	2018	$ Change
	(In thousands)
Revenues	$33,237	$28,366	$4,871	$92,160	$90,995	$1,165
Operating Income	$5,516	$6,494	$(978)	$8,577	$11,182	$(2,605)
% of Revenues	16.6%	22.9%		9.3%	12.3%
Three months ended September 30, 2019 vs. 2018
Revenues increased 17.2%, or $4.9 million, to $33.2 million in the three months ended September 30, 2019 compared to $28.4 million for the corresponding period of 2018. The increase was primarily attributable to an increase in the volume of commercial nuclear inspection and maintenance outage work in the U.S. when compared to the same period in the prior year.
Operating income decreased $1.0 million to $5.5 million in the three months ended September 30, 2019 compared to $6.5 million for the corresponding period of 2018. The decrease was primarily attributable to lower levels of income at a site in New Mexico that we exited in the prior year. This decrease was partially offset by improved operating performance largely attributable to the increase in revenues in our U.S. commercial nuclear services business noted above.
Nine months ended September 30, 2019 vs. 2018
Revenues increased 1.3%, or $1.2 million, to $92.2 million in the nine months ended September 30, 2019 compared to $91.0 million for the corresponding period of 2018. The increase was primarily attributable to an increase in the volume of commercial nuclear inspection and maintenance outage work in the U.S. when compared to the same period in the prior year. This increase was partially offset by lower levels of cost reimbursable activities at a joint venture site in New Mexico that was transitioned to us during the prior year.
Operating income decreased $2.6 million to $8.6 million in the nine months ended September 30, 2019 compared to $11.2 million for the corresponding period of 2018. The decrease was primarily attributable to higher selling, general and administrative expenses related to business development activities caused by the timing of proposal activities and lower levels of income at a site in New Mexico that we exited in the prior year. These decreases were partially offset by improved operating performance at several of our sites as well as the increase in revenues related to our U.S. commercial nuclear services business noted above.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	$ Change	2019	2018	$ Change
	(In thousands)
Operating Income	$(6,948)	$(5,142)	$(1,806)	$(19,788)	$(13,542)	$(6,246)
Operating income decreased $1.8 million and $6.2 million in the three and nine months ended September 30, 2019, respectively, primarily due to an increase in research and development activities related to our medical and industrial radioisotope capabilities and other nuclear technologies when compared to the corresponding periods of the prior year.
Unallocated Corporate
Unallocated corporate expenses decreased $2.9 million and $5.6 million in the three and nine months ended September 30, 2019, respectively, primarily due to higher levels of legal and consulting costs associated with due diligence activities conducted in the prior year as well as lower healthcare claims in the current year.
Other Income Statement Items
Other income (expense) decreased $38.1 million to a loss of $4.0 million in the three months ended September 30, 2019, as compared to a gain of $34.2 million for the corresponding period of 2018, due primarily to a $35.1 million mark to market adjustment recorded in the prior year related to the interim remeasurement of two of our domestic pension plans as discussed in Note 4 to our condensed consolidated financial statements included in this Report.
Other income (expense) decreased $54.5 million to a loss of $7.5 million in the nine months ended September 30, 2019, as compared to a gain of $47.0 million for the corresponding period of 2018, due primarily to the mark to market adjustment noted above as well as an increase in net periodic benefit cost. In addition, we experienced an increase in interest expense of $7.7 million in the nine months ended September 30, 2019 associated with higher levels of long-term debt when compared to the prior year.
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	$ Change	2019	2018	$ Change
	(In thousands)
Income before Provision for Income Taxes	$94,506	$84,559	$9,947	$235,117	$248,802	$(13,685)
Provision for Income Taxes	$19,508	$6,482	$13,026	$52,009	$43,578	$8,431
Effective Tax Rate	20.6%	7.7%		22.1%	17.5%
We primarily operate in the U.S. and Canada, and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21% and our Canadian tax provision based on the Canadian local statutory rate of approximately 25%.
Our effective tax rate for the three months ended September 30, 2019 was 20.6% as compared to 7.7% for the three months ended September 30, 2018. Our effective tax rate for the nine months ended September 30, 2019 was 22.1% as compared to 17.5% for the nine months ended September 30, 2018. The effective tax rate for the three months ended September 30, 2019 was lower than the U.S. corporate income tax rate of 21% primarily due to state tax planning initiatives finalized in the quarter. The effective tax rate for the nine months ended September 30, 2019 was higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rates for the nine months ended September 30, 2019 and 2018 were favorably impacted by benefits recognized for excess tax benefits related to employee share-based payments of $2.0 million and $2.7 million, respectively. In addition, our effective tax rates for the three and nine months ended September 30, 2018 were favorably impacted due to remeasurement adjustments to our deferred tax assets as a result of accelerating additional contributions made in August 2018 to certain of our domestic pension plans for inclusion in our 2017 U.S. tax return.
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

	September 30, 2019	December 31, 2018
	(In approximate millions)
Nuclear Operations Group	$3,445	$2,637
Nuclear Power Group	729	804
Nuclear Services Group	46	38
Total Backlog	$4,220	$3,479
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Nuclear Services Group segment.
Of the September 30, 2019 backlog, we expect to recognize revenues as follows:

	2019	2020	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$357	$1,065	$2,023	$3,445
Nuclear Power Group	96	200	433	729
Nuclear Services Group	21	12	13	46
Total Backlog	$474	$1,277	$2,469	$4,220
At September 30, 2019, Nuclear Operations Group backlog with the U.S. Government was $2,960.4 million, $113.9 million of which had not yet been funded.
At September 30, 2019, Nuclear Power Group had no backlog with the U.S. Government.
At September 30, 2019, Nuclear Services Group backlog with the U.S. Government was $17.7 million, $0.1 million of which had not yet been funded.
Major new awards from the U.S. Government are typically received following Congressional approval of the budget for the U.S. Government's next fiscal year, which starts October 1, and may not be awarded to us before the end of the calendar year. Due to the fact that most contracts awarded by the U.S. Government are subject to these annual funding approvals, the total values of the underlying programs are significantly larger. In March 2019, we received a nuclear component and fuel award from the U.S. Government with a combined value exceeding $2.1 billion, inclusive of unexercised options, approximately $1.5 billion of which had been added to backlog as of September 30, 2019. The value of unexercised options excluded from backlog as of September 30, 2019 was approximately $0.6 billion, the majority of which is expected to be exercised in 2020, subject to annual Congressional appropriations.
In September 2019, we received a contract for the procurement of long-lead materials required for the manufacture of naval nuclear reactor components valued at $806.0 million, inclusive of unexercised options. Approximately $75.0 million of this award was added to backlog during the third quarter of 2019 with six remaining annual options available through 2025, subject to annual Congressional appropriations.
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
The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of September 30, 2019, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Credit Facility will bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.25% to 2.0% per year or (2) the base rate or Canadian index rate, as applicable (described in the Credit Facility as the highest of (a) with respect to the base rate only, the federal funds rate plus 0.5%, (b) the one-month Eurocurrency rate plus 1.0% and (c) the administrative agent's prime rate or the Canadian prime rate, as applicable), plus, in each case, a margin ranging from 0.25% to 1.0% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.275% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 2.0% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.2% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at September 30, 2019, the margin for Eurocurrency rate and base rate or Canadian index rate loans was 1.5% and 0.5%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.5% and 0.9%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.225%.

As of September 30, 2019, borrowings outstanding totaled $272.5 million and $200.0 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the Credit Facility totaled $64.0 million. As a result, we had $236.0 million available for borrowings or to meet letter of credit requirements as of September 30, 2019. As of September 30, 2019, the weighted-average interest rate on outstanding borrowings under our Credit Facility was 3.50%.
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
On and after July 15, 2021, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to (i) 102.688% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on July 15, 2021, (ii) 101.344% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on July 15, 2022 and (iii) 100.000% of the principal amount to be redeemed if the redemption occurs on or after July 15, 2023, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to July 15, 2021, the Company may also redeem up to 40% of the Senior Notes with net cash proceeds of certain equity offerings at a redemption price equal to 105.375% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to July 15, 2021, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
The Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants. As of September 30, 2019, we were in compliance with all covenants and agreements set forth in the Indenture and the Senior Notes.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of September 30, 2019, bonds issued and outstanding under these arrangements totaled approximately $73.2 million.
Long-term Benefit Obligations
Our unfunded pension and postretirement benefit obligations totaled $185.4 million at September 30, 2019. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $3.1 million for the remainder of 2019 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.
Other
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Domestic	$28,887	$37,108
Foreign	4,073	10,279
Total	$32,960	$47,387
Our working capital increased by $122.6 million to $287.7 million at September 30, 2019 from $165.1 million at December 31, 2018, primarily attributable to changes in net contracts in progress and advance billings due to the timing of project cash flows.
Our net cash provided by operating activities increased by $99.4 million to $91.0 million in the nine months ended September 30, 2019, compared to cash used in operating activities of $8.4 million in the nine months ended September 30, 2018. The increase in cash provided by operating activities was primarily attributable to a $153.4 million decrease in pension contributions when compared to the same period in the prior year, partially offset by the timing of project cash flows.
Our net cash used in investing activities decreased by $154.6 million to $122.4 million in the nine months ended September 30, 2019, compared to $277.0 million in the nine months ended September 30, 2018. The decrease in cash used in investing activities was primarily attributable to our acquisition of the MI business for $213.0 million during the third quarter of 2018, which was partially offset by an increase in purchases of property, plant and equipment of $62.1 million in the nine months ended September 30, 2019.
Our net cash provided by financing activities decreased by $138.9 million to $15.0 million in the nine months ended September 30, 2019, compared to $153.9 million in the nine months ended September 30, 2018. The decrease in cash provided by financing activities was primarily attributable to a decrease in net borrowings of $187.2 million, which was partially offset by a decrease in repurchases of common shares of $42.6 million.
At September 30, 2019, we had restricted cash and cash equivalents totaling $6.4 million, $2.8 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $3.5 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At September 30, 2019, we had short-term and long-term investments with a fair value of $13.0 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and equities, mutual funds and asset-backed securities. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
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
As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the quarter ended September 30, 2019. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
July 1, 2019 - July 31, 2019	24	$49.83	—	$165.3
August 1, 2019 - August 31, 2019	505	$56.82	—	$165.3
September 1, 2019 - September 30, 2019	8,547	$59.71	—	$165.3
Total	9,076	$59.52	—

(1)
Includes 24, 505 and 8,547 shares repurchased during July, August and September, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

(2)
On November 6, 2018, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million during a three-year period that expires on November 6, 2021.

Item 5.	OTHER INFORMATION
On November 1, 2019, the Company amended its Amended and Restated Bylaws to provide clarification of the designation of corporate officers and other positions, approval of director compensation and conforming changes. The foregoing description is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which are attached hereto as Exhibit 3.3 and incorporated herein by reference.

Item 6.	EXHIBITS

Exhibit Number	Description
3.1
Certificate of Amendment to Restated Certificate of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2019 (File No. 1-34658)).

3.2	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2019 (File No. 1-34658)).

3.3	Amended and Restated Bylaws.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

November 4, 2019