Form 10-K
period 2019-12-31
BWX Technologies, Inc.
filed 2020-02-24
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2019) was approximately $5.0 billion.
The number of shares of the registrant's common stock outstanding at February 20, 2020 was 95,083,647.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2020 Annual Meeting of Stockholders to be held on May 1, 2020 are incorporated by reference into Part III of this Form 10-K.

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
The demand for nuclear components by the U.S. Government determines a substantial portion of this segment's backlog. We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future. In addition, the U.S. Navy issued its fiscal year 2020 long-range shipbuilding plan in March 2019, which includes recommendations to increase the size of its fleet of ships to include additional submarines and aircraft carriers beyond the number disclosed in long-range shipbuilding plans issued prior to February 2018. We expect the U.S. Navy's new shipbuilding plan will require us to make additional capital expenditures and investment in personnel to meet this growth in demand.
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
The Nuclear Power Group segment specializes in performing full-scope, prototype design work coupled with manufacturing integration. This segment's capabilities include:

•	steam generation and separation equipment design and development;

•	thermal-hydraulic design of reactor plant components;

•	commercial nuclear fuel manufacturing and design;

•	nuclear fuel handling system design, manufacturing, delivery, installation and commissioning;

•	containers for the storage of spent nuclear fuel and other high-level waste;

•	structural and thermal-hydraulic design and vibration analysis for heat exchangers;

•	structural component design for precision manufacturing;

•	materials expertise in high-strength, low-alloy steels and nickel-based materials;

•	material procurement of tubing, forgings and weld wire;

•	metallographic and chemical analysis; and

•	manufacture and supply of critical medical radioisotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses.
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
Acquisitions
Laker Energy Products Ltd.
On January 2, 2020, our subsidiary BWXT Canada Ltd. acquired Laker Energy Products Ltd. ("Laker Energy Products"). Laker Energy Products is a global supplier of nuclear-grade materials and precisely machined components for CANDU nuclear power utilities and employs approximately 140 personnel. Laker Energy Products will be reported as part of our Nuclear Power Group segment.
Nordion Medical Isotope Business
On July 30, 2018, our subsidiary BWXT ITG Canada, Inc. acquired the Nordion medical isotope business (the "MI business"). The MI business is a leading global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses. Its customers include radiopharmaceutical companies, hospitals and radiopharmacies. Its primary operations are located in Kanata, Ontario, Canada and Vancouver, British Columbia, Canada. This acquisition added approximately 150 highly trained and experienced personnel, two specialized production centers and a uniquely licensed infrastructure. In addition to the growing portfolio of radioisotope products we acquired, the MI business will be the platform from which we plan to launch our Molybdenum-99 product line and a number of future radioisotope-based imaging, diagnostic and therapeutic products. This business is reported as part of our Nuclear Power Group segment.
See Note 2 to our consolidated financial statements included in this Report for additional information on acquisitions.
Contracts
We execute our contracts through a variety of methods, including fixed-price incentive fee, cost-plus, cost-reimbursable, firm fixed-price or some combination of these methods. We generally recognize our contract revenues and related costs on an over time basis. Accordingly, we review contract price and cost estimates regularly as the work progresses and reflect adjustments in profit proportionate to the percentage of completion in the period when we revise those estimates. To the extent that these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material.
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
Nuclear Operations Group
The majority of the revenue generated by this segment is from long-term contracts with the U.S. DOE/NNSA's Naval Nuclear Propulsion Program. Unless otherwise specified in a contract, allowable and allocable costs are billed to contracts with the U.S. Government in accordance with the Federal Acquisition Regulation (the "FAR") and the related U.S. Government Cost

Accounting Standards ("CAS"). Examples of costs that may be incurred by us and not billable to the U.S. Government in accordance with the requirements of the FAR and CAS regulations include, but are not limited to, unallowable employee compensation and benefit costs, lobbying costs, interest, certain legal costs and charitable donations.
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
This segment also serves the U.S. commercial nuclear industry and customers for our advanced technology platforms primarily through the use of fixed-price contracts that are awarded following a competitive bid process. Fixed-price contracts entail more risk to us because the price has been pre-determined and is generally not subject to adjustment, regardless of costs incurred, unless authorized by the customer.

Backlog
Backlog represents the dollar amount of revenue we expect to recognize in the future from contracts awarded and in progress. Not all of our expected revenue from a contract award is recorded in backlog for a variety of reasons, including that some projects are awarded and completed within the same reporting period.
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
Our backlog at December 31, 2019 and 2018 was as follows:

	December 31, 2019		December 31, 2018
	(In approximate millions)
Nuclear Operations Group	$4,515	85%	$2,637	76%
Nuclear Power Group	730	14%	804	23%
Nuclear Services Group	43	1%	38	1%
Total Backlog	$5,288	100%	$3,479	100%
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Nuclear Services Group segment. See Note 4 to our consolidated financial statements included in this Report for financial information on our equity method investments.
Of the backlog at December 31, 2019, we expect to recognize revenues as follows:

	2020	2021	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$1,396	$1,013	$2,106	$4,515
Nuclear Power Group	217	174	339	730
Nuclear Services Group	32	1	10	43
Total Backlog	$1,645	$1,188	$2,455	$5,288
As of December 31, 2019, our Nuclear Operations Group segment's backlog with the U.S. Government was $4,046.6 million, $427.4 million of which had not yet been funded.
As of December 31, 2019, our Nuclear Power Group segment had no backlog with the U.S. Government.
As of December 31, 2019, our Nuclear Services Group segment's backlog with the U.S. Government was $9.5 million, $0.1 million of which had not yet been funded.
Major new awards from the U.S. Government are typically received following Congressional approval of the budget for the U.S. Government's next fiscal year, which starts October 1, and may not be awarded to us before the end of the calendar year. Due to the fact that most contracts awarded by the U.S. Government are subject to these annual funding approvals, the total values of the underlying programs are significantly larger. In 2019, we received awards from the U.S. Government with a combined value in excess of $3.9 billion, inclusive of unexercised options, approximately $2.8 billion of which had been added to backlog as of December 31, 2019. The value of unexercised options excluded from backlog as of December 31, 2019 was approximately $1.1 billion, which is expected to be exercised through 2025, subject to annual Congressional appropriations.
Competition
The competitive environments in which each segment operates are described below.

Nuclear Operations Group. We have specialized technical capabilities that have allowed us to be a valued supplier of nuclear components and fuel for the U.S. Government's naval nuclear fleet since the 1950s. Because of the technical and regulatory standards required to meet U.S. Government contracting requirements for nuclear components and fuel and the barriers to entry present in this type of environment, competition in this segment is limited. The primary bases of limited competition for this segment are price, high capital investment, technical capabilities, high regulatory licensing costs and quality of products and services. In addition, a significant portion of the designs, processing and final product are classified by the U.S. Government, requiring applicable personnel to obtain and maintain U.S. Government security clearances.
Nuclear Power Group. Our Nuclear Power Group segment supplies heavy nuclear components, specialized engineering and maintenance services, nuclear fuel, fuel handling systems and tooling delivery systems for CANDU reactors. This segment competes with a number of companies specializing in nuclear capabilities including, but not limited to, Framatome, Cameco Corporation, Doosan Heavy Industries & Construction, E.S. Fox Limited, AECON Group Inc., Bechtel National, Inc., Westinghouse Electric Corporation and SNC-Lavalin Group, Inc. The primary bases of competition for this segment are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.
Nuclear Services Group. Through this segment, we are engaged in the management and operation of U.S. Government facilities and the delivery of environmental remediation services (decontamination and decommissioning) associated with U.S. Government-owned nuclear facilities. Many of our government contracts are bid as a joint venture with one or more companies, in which we have a majority or a minority position. The performance of the prime or lead contractor can impact our reputation and our future competitive position with respect to that particular project and customer. Our primary competitors in the delivery of goods and services to the U.S. Government and the operation of U.S. Government facilities include, but are not limited to, Bechtel National, Inc., Amentum, Fluor Corporation, Lockheed Martin Corporation, Jacobs Engineering Group, Inc., Northrop Grumman Corporation, Huntington Ingalls Industries, Inc., Honeywell International, Inc. and Leidos, Inc. The primary bases of competition for this segment are experience, past performance, availability of key personnel and technical capabilities.
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
Joint Ventures
We share in the ownership of a variety of entities with third parties, primarily through corporations, limited liability companies and partnerships, which we refer to as "joint ventures." Through these joint venture arrangements, our Nuclear Services Group segment primarily manages and operates nuclear facilities and associated plant infrastructure, constructs large capital facilities, provides safeguards and security for inventory and assets, supports and conducts research and development for advanced energy technology and manages environmental programs for the DOE, the NNSA and NASA. We generally account for our investments in joint ventures under the equity method of accounting. Certain of our Nuclear Services Group segment unconsolidated joint ventures are described below.

•
Los Alamos Legacy Cleanup Contract. Newport News Nuclear BWXT – Los Alamos, LLC, a limited liability company formed in 2017 by Stoller Newport News Nuclear, Inc., a subsidiary of Huntington Ingalls Industries, Inc.'s Technical Solutions division, and BWXT Technical Services Group, Inc. ("BWXT TSG"), was awarded a contract to perform environmental monitoring and remediation, waste management and disposition, and decontamination and decommissioning at the Los Alamos National Laboratory site and surrounding private and government-owned lands.

•
Lawrence Livermore National Laboratory. Lawrence Livermore National Security, LLC, a limited liability company formed in 2006 by the University of California, Bechtel National, Inc., Amentum and BWXT Government Group, Inc., manages and operates Lawrence Livermore National Laboratory located in Livermore, California. The laboratory serves as a national resource in science and engineering, focused on national security, energy, the environment and bioscience, with special responsibility for nuclear devices.

•
Savannah River Liquid Waste Disposition Program. Savannah River Remediation LLC, a limited liability company formed in 2009 by Amentum, Bechtel National, Inc., CH2M Hill Constructors, Inc. and BWXT TSG, became the liquid waste contractor for the DOE's Savannah River Site located in Aiken, South Carolina. The objective of this program is to achieve closure of the Savannah River Site liquid waste tanks in compliance with the Federal Facilities Agreement, utilizing the Defense Waste Processing Facility and Saltstone Facility.

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

•
Waste Isolation Pilot Plant. Nuclear Waste Partnership, LLC is a limited liability company formed by Amentum, BWXT TSG and Areva Federal Services, LLC as the major subcontractor that manages and operates the DOE's Waste Isolation Pilot Plant in Carlsbad, New Mexico.

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

Customers
We provide our products and services to a diverse customer base, including the U.S. Government, utilities and other customers in the nuclear power and radiopharmaceutical industries. Our largest customer during the years ended December 31, 2019, 2018 and 2017 was the U.S. Government, representing approximately 77%, 79% and 81% of our total consolidated revenues, respectively. No individual non-U.S. Government customer accounted for more than 10% of our consolidated revenues in the years ended December 31, 2019, 2018 or 2017.
The U.S. Government is the primary customer of our Nuclear Operations Group and Nuclear Services Group segments. Revenues from U.S. Government contracts comprised 96%, 99% and 99% of revenues in our Nuclear Operations Group segment for the years ended December 31, 2019, 2018 and 2017, respectively. Revenues from U.S. Government contracts comprised 85%, 90% and 83% of revenues in our Nuclear Services Group segment for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Our Nuclear Operations Group segment relies on several single-source suppliers for materials used in its products. We believe these suppliers are reliable, and we and the U.S. Government expend significant effort to monitor and maintain the supplier base for our Nuclear Operations Group segment. Our Nuclear Power Group and Nuclear Services Group segments do not depend on single sources of supply for materials used in their products. We have limited supply options for certain raw materials used in our Nuclear Power Group segment; however, we believe the suppliers of these materials are reliable.
Employees
At December 31, 2019, we employed approximately 6,450 persons worldwide. Approximately 1,750 of our employees were members of labor unions at December 31, 2019. Many of our operations are subject to union contracts, which we customarily renew periodically. We consider our relationships with our employees to be satisfactory.

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
Research and Development Activities
Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. These activities include the development of medical radioisotope technology and a variety of advanced technologies in the areas of additive manufacturing, machine learning, modular reactors, nuclear thermal propulsion and high temperature gas reactors, among others. These projects are sponsored and funded through internal research and development and by a number of commercial and government customers.
We charge the costs of research and development unrelated to specific contracts as incurred. Excluding customer-sponsored research and development, the majority of our activities in this area for the years ended December 31, 2019, 2018 and 2017 related to the development of technologies in the area of medical and industrial radioisotopes. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants.
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
Our compliance with federal, foreign, state and local environmental control and protection regulations resulted in pre-tax charges of approximately $15.9 million, $14.7 million and $14.1 million in the years ended December 31, 2019, 2018 and 2017, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $1.4 million, $1.7 million and $0.9 million in the years ended December 31, 2019, 2018 and 2017, respectively. We expect to spend another $20.8 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future, but we anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial condition as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, we can provide no assurance that we will not incur significant environmental compliance costs in the future.
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
Environmental remediation projects have been and continue to be undertaken at certain of our current and former facilities. In 2002, Congress directed the U.S. Army Corps of Engineers ("Army Corps") to clean up radioactive waste at the Shallow Land Disposal Area located in Parks Township, Armstrong County, Pennsylvania (the "SLDA"), consistent with the Memorandum of Understanding between the NRC and the Army Corps for Coordination on Cleanup and Decommissioning of the Formerly Utilized Sites Remedial Action Program Sites with NRC-Licensed Facilities, dated July 5, 2001 (the "MOU"). From 1961 to 1970, the SLDA was operated by the Nuclear Materials and Equipment Corporation ("NUMEC") pursuant to Atomic Energy Commission ("AEC") License SNM-145. The AEC was the predecessor to the NRC. The SLDA was used for the disposal of waste from NUMEC's nuclear fuels fabrication facility in Apollo, Pennsylvania. Both radioactive and non-radioactive waste was disposed in a series of trenches at the SLDA. NUMEC, a former subsidiary of Atlantic Richfield Company ("ARCO") was acquired by BWXT in November 1971. Shortly after the Army Corps' contractor commenced cleanup operations in 2011, the Army Corps ceased excavation activities because the contractor deviated from accepted field procedures, and the excavated material was found to be complex and beyond the Army Corps' characterization and management procedures. The MOU was modified in late 2014 to add the DOE and the NNSA as parties to deal with "special nuclear materials." In December 2014, the Army Corps issued a Proposed Record of Decision Amendment, which reflects a revised cost estimate of $350 million, in addition to the $62 million expended through September 2014, to implement the selected remedy. In October 2018, the Army Corps confirmed award of the previously protested remediation contract as amended to the original contractor. In March 2019, the Army Corps issued a notice-to-proceed to this contractor. The federal legislation directing the Army Corps to clean up the SLDA also directs the Army Corps to seek to recover response costs from appropriate responsible parties in accordance with CERCLA. In connection with BWXT's acquisition of NUMEC from ARCO in November 1971, ARCO assumed and agreed to indemnify and hold harmless BWXT with respect to claims and liabilities arising as a result of transactions or operations of NUMEC prior to the acquisition date. Although this ARCO indemnity would cover claims by the Army Corps to seek recovery from BWXT for SLDA cleanup costs, no assurance can be given that this indemnity will be available or sufficient in the event such claims are asserted. For additional discussion of environmental matters, see "Note 10 – Commitments and Contingencies" to our consolidated financial statements included in this Report.
We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the U.S. Environmental Protection Agency (the "EPA") and the NRC. We are also involved in manufacturing activities at licensed facilities in Canada that are also subject to continuing reviews by governmental agencies in Canada, including the Canadian Nuclear Safety Commission ("CNSC").
The NRC's decommissioning regulations require our Nuclear Operations Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its two licensed facilities at the end of their service lives. We provided financial assurance totaling $61.8 million and $56.2 million during the years ended December 31, 2019 and 2018, respectively, with surety bonds for the ultimate decommissioning of these licensed facilities. These facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. These surety bonds are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC's decommissioning regulations require our Nuclear Power Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its CNSC-licensed facilities at the end of their service lives. We provided financial assurance totaling $47.0 million and $45.1 million during the years ended December 31, 2019 and 2018, respectively, with letters of credit and surety bonds for the ultimate decommissioning of these licensed facilities.
At December 31, 2019 and 2018, we had total environmental accruals, including asset retirement obligations, of $90.8 million and $104.9 million, respectively. Of our total environmental accruals at December 31, 2019 and 2018, $10.4 million and $18.5 million, respectively, were included in current liabilities. Inherent in the estimates of these accruals are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.
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
Available Information
Our website address is www.bwxt.com. We make available through the Investors section of this website under "SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (the "SEC"). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Principles; Code of Business Conduct; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Board of Directors Conflicts of Interest Policies and Procedures; Amended and Restated Bylaws; and charters for the Audit and Finance, Governance and Compensation Committees of our Board of Directors.

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
For the year ended December 31, 2019, U.S. Government contracts comprised approximately 77% of our total consolidated revenues. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits, which could result in withholding or delaying payments to us, and termination or modification at the U.S. Government's convenience. In addition, some of our large, multi-year contracts with the U.S. Government are subject to annual funding determinations and the continuing availability of Congressional appropriations. Although multi-year operations may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal-year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially and additional funds are committed only as Congress makes further appropriations. When the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution or there are other disruptions in the funding process, delays can occur in the procurement of products and services. As a result, we are subject to ongoing uncertainties associated with U.S. Government budget restraints and other factors affecting government funding. The reduction or termination of funding, or changes in the timing of funding, for a U.S. Government program in which we provide products or services would result in a reduction or loss of anticipated future revenues attributable to that program and could have a negative impact on our financial condition, results of operations and cash flows.
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
Federal government spending reductions, including through sequestration, could adversely impact U.S. Government programs for which we provide products or services. Additionally, while we believe many of our programs are well aligned with national defense and other strategic priorities, government spending on these programs can be subject to negative publicity, political factors and public scrutiny. The risk of future sequestration cuts is uncertain, and it is possible that spending cuts may be applied to U.S. Government programs across the board, regardless of how programs align with those priorities. There are many variables in how budget reductions could be implemented that will determine its specific impact; however, reductions in federal government spending and sequestration, as currently provided for under the Budget Control Act, could adversely impact programs in which we provide products or services. In addition, these cuts could adversely affect the viability of the suppliers and subcontractors under our programs. We may also be required to maintain operations of our joint ventures if the U.S. Government can no longer meet its debt obligations.
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
Our customers may also find it more difficult to raise capital in the future due to limitations on the availability of credit, increases in interest rates and other factors affecting the federal, municipal and corporate credit markets. Additionally, our customers may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our products and services, which would impact our future cash flows and liquidity. Inflation or significant changes in interest rates could reduce the demand for our products and services. Any inability to timely collect our invoices may lead to an increase in our accounts receivables and potentially to increased write-offs of uncollectable invoices. If the economy weakens, or customer spending declines, then our backlog, revenues, net income and overall financial condition could deteriorate.
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
We are engaged in a number of highly competitive industries and we have priced a number of our projects on a fixed-price basis. Our actual costs could exceed our projections, which may result in reduced profit or loss. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, execution issues, changes in job conditions, variations in labor and equipment productivity and increases in the cost of labor and raw materials, particularly steel, over the term of the contract.
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
We have been, and will likely continue to be, subject to cyber-based attacks and other attempts to threaten our information technology systems, including attempts to gain unauthorized access to our proprietary and sensitive information and attacks from computer hackers, viruses, malicious code, internal threats and other security problems. As a U.S. Government contractor, we may be prone to a greater number of those threats than companies in other industries. These threats range from attacks common to most industries to more advanced and persistent threats from highly-organized adversaries targeting us because we are a U.S. Government contractor. We are required to maintain minimum security standards for handling information under our government contracts and failure to do so could result in termination of those contracts. From time to time, we experience system interruptions and delays; however, prior cyber-based attacks directed at us have not had a material adverse impact on our results of operations. Due to the evolving nature of these security threats, the impact of any future incident cannot be predicted. If we are unable to protect our proprietary and sensitive information, our customers could question the adequacy of our threat mitigation and detection processes and procedures, which could negatively impact our reputation and present and future business.
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
In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety's sole discretion. In addition, we have capacity limits under our credit facility for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2019, we had $67.6 million in letters of credit and $73.3 million in surety bonds outstanding.
Our debt exposes us to certain risks.
As of December 31, 2019, the Company had $832.2 million in aggregate principal amount of debt outstanding. The terms of our credit facility and indenture impose various restrictions and covenants on us that could have adverse consequences, including:

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
In addition, the London Interbank Offered Rate ("LIBOR") and the Canadian Dollar Offered Rate ("CDOR") are used as interest rate benchmarks for establishing the variable rates of interest under our credit facility. LIBOR has been the subject of recent national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit the rates to calculate LIBOR after 2021. These reforms and other pressures may in the future cause LIBOR, or CDOR, to cease to exist or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could result in new interest rate benchmarks being used for our credit facility, which could result in an increase in our variable rates of interest and interest expense.
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
We endeavor to identify and obtain, in established markets, insurance agreements to cover significant risks and liabilities. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates or on terms that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption, property losses from wind, flood and earthquake events, nuclear hazards and war, pollution liability, liabilities related to occupational health exposures (including asbestos), professional liability/errors and omissions coverage, the failure, misuse or unavailability of our information systems, the failure of security measures designed to protect our information systems from security breaches, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against certain uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured or for which we are underinsured could have a material adverse effect on us. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our results of operations.
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
Although we have product liability insurance coverage, with policy limits that we believe are customary for the medical radioisotope industry, such coverage may not be adequate, requiring that we pay judgments or settlement amounts in excess of policy limits. We may not be able to maintain insurance coverage at adequate levels. Any product liability claims could be costly to defend, time-consuming and result in adverse judgments, which could result in a material adverse effect on our business, reputation and results.
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
We currently have equity interests in several joint ventures and may enter into additional joint venture arrangements in the future. Our influence over some of these entities may be limited. Even in those joint ventures over which we do exercise significant influence, we are often required to consider the interests of our joint venture partners in connection with major decisions concerning the operations of the joint ventures. In any case, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners. We sometimes have joint and several liabilities with our joint venture partners under the applicable contracts for joint venture projects and we cannot be certain that our partners will be able to satisfy any potential liability that could arise. These factors could potentially harm the business and operations of a joint venture and, in turn, our business and operations.
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
A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Service accruals for salaried participants ceased as of December 31, 2015. Variances from these estimates could have a material adverse effect on us. In addition, our policy to recognize these variances annually through mark to market accounting could result in volatility in our results of operations, which could be material. As of December 31, 2019, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $(199.8) million. A substantial portion of our postretirement benefit plan costs are recoverable on our U.S. Government contracts. See Note 7 to our consolidated financial statements included in this Report for additional information regarding our pension and postretirement benefit plan obligations.
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
Some of our competitors or potential competitors have greater financial or other resources than we have and in some cases are government-supported. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, technology, performance, prices or other characteristics than those of our products and services. Furthermore, we operate in industries where capital investment is critical. We may not be able to obtain as much purchasing and borrowing leverage and access to capital for investment as other companies, which may impair our ability to compete against competitors or potential competitors.
Our international operations may be subject to political, economic and other uncertainties not generally encountered in our domestic operations.
For the year ended December 31, 2019, our revenues from international operations comprised approximately 17% of our total consolidated revenues. Operating in international markets requires significant resources and management attention and subjects us to political, economic and regulatory risks that are not generally encountered in our U.S. operations. These include:

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
We rely on our highly specialized facilities and information technology systems to manufacture products, provide services and otherwise perform our contracts. Natural disasters, such as earthquakes, tsunamis, hurricanes, floods, tornados, or other events could cause disruption to our facilities, systems or projects, which could interrupt operational processes and performance on our contracts and adversely impact our ability to manufacture our products and provide services and support to our customers, which could have a material impact on our financial condition, results of operations and cash flows.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
The following table provides the segment name, location and general use of each of our principal properties at December 31, 2019 that we own or lease:

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Nuclear Operations Group
Lynchburg, Virginia	Manufacturing facility (1) (4)	Owned
Barberton, Ohio	Manufacturing facility	Owned
Euclid, Ohio	Manufacturing facility	Owned
Mount Vernon, Indiana	Manufacturing facility	Owned
Erwin, Tennessee	Manufacturing facility (2) (4)	Owned
Nuclear Power Group
Cambridge, Ontario, Canada	Manufacturing facility	Owned
Peterborough, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2036)
Toronto, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2036)
Kanata, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2038)
Vancouver, British Columbia, Canada	Manufacturing facility (3) (4)	Leased (2031)
Nuclear Services Group
Lynchburg, Virginia	Administrative office	Leased (2020)
Lynchburg, Virginia	Engineering office	Leased (2020)
Corporate
Lynchburg, Virginia	Administrative office	Leased (2020)
Charlotte, North Carolina	Administrative office	Leased (2022)

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

(3)	These facilities are licensed by the CNSC in order to allow us to fabricate natural uranium fuel and produce medical radioisotopes.

(4)	This site is subject to review by either the NRC or the CNSC for licensee performance. The performance reviews determine the safe and secure conduct of operations of the facility.
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
Our common stock is traded on the New York Stock Exchange under the symbol BWXT. As of February 20, 2020, there were approximately 1,794 holders of record of our common stock.
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the quarter ended December 31, 2019. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
October 1, 2019 – October 31, 2019	92	$55.91	—	$165.3
November 1, 2019 – November 30, 2019	8,849	$60.62	—	$165.3
December 1, 2019 – December 31, 2019	—	—	—	$165.3
Total	8,941	$60.57	—

(1)
Includes 92 and 8,849 shares repurchased during October and November, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

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

BWX Technologies
S&P 500
S&P A&D Select
Spin-off
$350
$300
$250
$200
$150
$100
$50
12/14
12/15
12/16
12/17
12/18
12/19

(1)
Assumes initial investment of $100 on December 31, 2014 and reinvestment of dividends. The value of the BWE shares distributed in the spin-off is reflected in the cumulative total return as a reinvested dividend.

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Statement of Income Data (1)(2):
Revenues	$1,894,920	$1,799,889	$1,687,738	$1,550,573	$1,415,529
Income from Continuing Operations before Provision for Income Taxes and Noncontrolling Interest	$313,742	$280,145	$295,780	$257,268	$221,065

Income from Continuing Operations, Net of Tax	$244,115	$226,958	$147,844	$183,057	$140,774
Income (Loss) from Discontinued Operations, Net of Tax	—	—	—	—	(9,309)
Net Income Attributable to BWX Technologies, Inc.	$244,115	$226,958	$147,844	$183,057	$131,465
Basic Earnings per Common Share:
Income from Continuing Operations	$2.56	$2.29	$1.49	$1.79	$1.32
Income (Loss) from Discontinued Operations	—	—	—	—	(0.09)
Net Income Attributable to BWX Technologies, Inc.	$2.56	$2.29	$1.49	$1.79	$1.23
Diluted Earnings per Common Share:
Income from Continuing Operations	$2.55	$2.27	$1.47	$1.76	$1.31
Income (Loss) from Discontinued Operations	—	—	—	—	(0.09)
Net Income Attributable to BWX Technologies, Inc.	$2.55	$2.27	$1.47	$1.76	$1.22
Dividends Declared Per Share	$0.68	$0.64	$0.42	$0.36	0.32
Balance Sheet Data:
Total Assets (2)(3)	$1,908,913	$1,655,096	$1,712,339	$1,579,815	$1,375,398
Current Maturities of Long-Term Debt	$14,711	$14,227	$27,870	$27,370	$15,000
Long-Term Debt (3)	$809,442	$753,617	$481,059	$497,724	$278,259

(1)	Statement of income data prior to December 31, 2015 has been restated to reflect the June 30, 2015 spin-off, which is presented as income (loss) from discontinued operations.

(2)
On January 1, 2018, we adopted FASB Topic Revenue from Contracts with Customers. As a result, we recognized $58.4 million and $15.8 million more revenue and net income, respectively, under the current method compared to the historical method which impacted basic and diluted earnings per share by $0.16 for the year ended December 31, 2018. Information presented for years ending prior to December 31, 2018 may not be comparable.

(3)
On January 1, 2016, we adopted an update to FASB Topic Interest – Imputation of Interest, which resulted in the retrospective reclassification of unamortized debt issuance costs related to the Company's Credit Agreement from other non-current assets to a reduction in long-term debt of $6.7 million as of December 31, 2015.

We immediately recognize actuarial gains (losses) for our pension and postretirement benefit plans in earnings primarily in the fourth quarter each year as a component of net periodic benefit cost. The effect of this adjustment for 2019, 2018, 2017, 2016 and 2015 on pre-tax income was $(3.6) million, $(32.6) million, $(11.1) million, $(21.3) million and $(54.7) million, respectively.
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
Outlook
Nuclear Operations Group
We expect the backlog of our Nuclear Operations Group segment of approximately $4,515 million at December 31, 2019 to produce revenues of approximately $1,396 million in 2020, not including any change orders or new contracts that may be awarded during the year.
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
We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future. In addition, the U.S. Navy issued its fiscal year 2020 long-range shipbuilding plan in March 2019, which continues to include recommendations to increase the size of its fleet of ships to include additional submarines and aircraft carriers beyond the number disclosed in long-range shipbuilding plans issued prior to February 2018. We expect the U.S. Navy's new shipbuilding plan will require us to make additional capital expenditures and investment in personnel to meet this growth in demand.
Nuclear Power Group
We expect the backlog of our Nuclear Power Group segment of approximately $730 million at December 31, 2019 to produce revenues of approximately $217 million in 2020, not including any change orders or new contracts that may be awarded during the year. The revenues in this segment primarily depend on the demand and competitiveness of nuclear energy. The activity of this segment depends on the timing of maintenance and refueling outages, the cyclical nature of capital expenditures and major refurbishment and plant life extension projects, as well as the demand for nuclear fuel and fuel handling equipment primarily in the Canadian market, which could cause variability in our financial results.
Our acquisition of the MI business in July 2018 expanded our Nuclear Power Group segment's offerings to include medical radioisotope products. The MI business will be the platform from which we plan to launch our Molybdenum-99 product line and a number of future radioisotope-based imaging, diagnostic and therapeutic products.
Nuclear Services Group
A significant portion of this segment's operations is conducted through joint ventures, which typically earn fees, and we account for them following the equity method of accounting. See Note 4 to our consolidated financial statements included in this Report for financial information on our equity method investments. As a result, this segment reports minimal backlog and revenues.
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
This segment also specializes in the development of advanced technologies. The nature, timing and duration of any related contracts are dependent on the demand and funding availability for such technologies.
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
Contracts and Revenue Recognition. We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs over time for individual performance obligations based on a cost-to-cost method in accordance with FASB Topic Revenue from Contracts with Customers. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress toward completion as a percentage of the total project. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for uninstalled materials, if such costs do not depict our performance in transferring control of goods or services to the customer. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. Certain of our contracts recognize revenue at a point in time, and revenue on these contracts is recognized when control transfers to the customer. The majority of our revenue that is recognized at a point in time is related to parts and certain medical radioisotopes and radiopharmaceuticals in our Nuclear Power Group segment. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report. In the years ended December 31, 2019, 2018 and 2017, we recognized net favorable changes in estimates related to long-term contracts that increased operating income by approximately $71.6 million, $46.3 million and $35.2 million, respectively.
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
We calculate the majority of our pension costs under both financial accounting standards ("FAS") in accordance with GAAP and CAS in accordance with the FAR. We have prepared our consolidated financial statements and segment reporting disclosures utilizing pension costs calculated under FAS. Pension costs calculated under CAS are utilized as the basis for recovery of pension costs on our U.S. Government contracts. For the years ended December 31, 2019, 2018 and 2017, our CAS pension costs attributed to U.S. Government contracts totaled $46.7 million, $44.0 million and $56.1 million, respectively. The amount of recoverable CAS pension costs recognized as revenue on an annual basis may differ from the amounts noted above. See further discussion of our accounting for contracts and revenue recognition above and in Note 1 to our consolidated financial statements included in this Report.
Actual experience that differs from these assumptions or future changes in assumptions will affect our recognized benefit obligations and related costs. We immediately recognize net actuarial gains and losses in earnings in the fourth quarter as a component of net periodic benefit cost. Net actuarial gains and losses occur when actual experience differs from any of the various assumptions used to value our pension and postretirement benefit plans or when assumptions, which are revisited annually through our update of our actuarial valuations, change due to current market conditions or underlying demographic changes. The primary factors contributing to net actuarial gains and losses are changes in the discount rate used to value the obligations as of the measurement date each year, the difference between the actual return on plan assets and the expected return on plan assets and changes in health care cost trends. The effect of changes in the discount rate and expected rate of return on plan assets assumptions in combination with the actual return on plan assets can result in significant changes in our estimated pension and postretirement benefit cost and our consolidated financial condition.
The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate, return on assets and health care cost trend rate on our FAS pension and postretirement benefit plan obligations and expense for the year ended December 31, 2019:

	.25% Increase	.25% Decrease
	(In millions)
Pension Plans
Discount Rate:
Effect on ongoing net periodic benefit cost (1)	$0.7	$(0.8)
Effect on projected benefit obligation	$(37.4)	$40.2
Return on Assets:
Effect on ongoing net periodic benefit cost	$(2.5)	$2.5
Postretirement Plans
Discount Rate:
Effect on ongoing net periodic benefit cost (1)	$0.1	$(0.1)
Effect on projected benefit obligation	$(1.7)	$1.8
Return on Assets:
Effect on ongoing net periodic benefit cost	$0.1	$(0.1)
Health Care Cost Trend Rate:
Effect on ongoing net periodic benefit cost	$0.1	$(0.1)
Effect on projected benefit obligation	$1.4	$(1.2)

(1)	Excludes effect of annual mark to market adjustment.
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
We completed our annual review of goodwill for each of our reporting units for the year ended December 31, 2019, which indicated that we had no impairment of goodwill. The fair value of our reporting units was substantially in excess of carrying value.
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
We have completed our annual review of our indefinite-lived intangible assets for the year ended December 31, 2019, which indicated that we had no impairment. The fair value of our indefinite-lived intangible assets was substantially in excess of carrying value.
Asset Retirement Obligations and Environmental Cleanup Costs. We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's service life, which is a requirement of our licenses from the NRC and the CNSC. In accordance with the FASB Topic Asset Retirement and Environmental Obligations, we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. In estimating fair value, we use present value of cash flows expected to be incurred in settling our obligations. To the extent possible, we perform a marketplace assessment of the cost and timing of performing the retirement activities. We apply a credit-adjusted risk-free interest rate to our expected cash flows in our determination of fair value. When we initially record such a liability, we capitalize a cost by increasing the carrying amount of the related long-lived asset. When we acquire a business that has an asset retirement obligation, the asset retirement obligation is recognized at fair value without a corresponding increase to the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Actual costs incurred to decommission our facilities may differ from the accreted liability. As a result, upon completion of a decommissioning activity, we will either settle the obligation for its recorded amount or incur a gain or loss. This topic applies to environmental liabilities associated with assets that we currently operate and are obligated to remove from service. For environmental liabilities associated with assets that we no longer operate, we have accrued amounts based on the estimated costs of cleanup activities, net of the anticipated effect of any applicable cost-sharing arrangements. We adjust the estimated costs as further information develops or circumstances change. An exception to this accounting treatment relates to the work we perform for two facilities for which the U.S. Government is obligated to pay substantially all the decommissioning costs.
See Note 1 to our consolidated financial statements included in this Report for further discussion of recently adopted accounting standards.
RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2019, 2018 and 2017
Selected financial highlights are presented in the table below:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
REVENUES:
Nuclear Operations Group	$1,428,587	$1,319,170	$1,271,861
Nuclear Power Group	352,640	365,911	285,831
Nuclear Services Group	131,339	122,438	137,249
Adjustments and Eliminations	(17,646)	(7,630)	(7,203)
	$1,894,920	$1,799,889	$1,687,738
OPERATING INCOME:
Nuclear Operations Group	$298,328	$271,405	$267,930
Nuclear Power Group	53,815	52,270	36,548
Nuclear Services Group	14,226	20,374	22,083
Other	(23,099)	(18,074)	(10,688)
	$343,270	$325,975	$315,873
Unallocated Corporate	(17,749)	(20,998)	(23,650)
Total Operating Income	$325,521	$304,977	$292,223
This section discusses our 2019 and 2018 results of operations and contains year-to-year comparisons between 2019 and 2018. Discussions of our 2017 results and year-to-year comparisons between 2018 and 2017 that are not included in this Report can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Consolidated Results of Operations
Consolidated revenues increased 5.3%, or $95.0 million, to $1,894.9 million in the year ended December 31, 2019 compared to $1,799.9 million for the corresponding period of 2018, due to increases in revenue from our Nuclear Operations Group and Nuclear Services Group segments totaling $109.4 million and $8.9 million, respectively. These increases were partially offset by a decrease in our Nuclear Power Group segment of $13.3 million.
Consolidated operating income increased $20.5 million to $325.5 million in the year ended December 31, 2019 compared to $305.0 million for the corresponding period of 2018. Operating income in our Nuclear Operations Group and Nuclear Power Group segments increased by $26.9 million and $1.5 million, respectively. We also experienced lower Unallocated Corporate expenses of $3.2 million when compared to the corresponding period of 2018. These increases were partially offset by decreases in operating income in our Nuclear Services Group and Other segments of $6.1 million and $5.0 million, respectively.

Nuclear Operations Group

	Year Ended December 31,
	2019	2018	$ Change
	(In thousands)
Revenues	$1,428,587	$1,319,170	$109,417
Operating Income	$298,328	$271,405	$26,923
% of Revenues	20.9%	20.6%
Revenues increased by 8.3%, or $109.4 million, to $1,428.6 million in the year ended December 31, 2019 compared to $1,319.2 million for the corresponding period of 2018. This increase was primarily attributable to increased activity in the manufacture of nuclear components for U.S. Government programs as well as the timing of the procurement of certain long-lead materials when compared to the corresponding period of 2018. These increases were partially offset by lower activity in our downblending operations.
Operating income increased $26.9 million to $298.3 million in the year ended December 31, 2019 compared to $271.4 million for the corresponding period of 2018. The increase was due to the operating income impact of the net changes in revenue noted above as well as the unfavorable contract adjustments recorded in the prior year resulting from rework issues related to the manufacture of non-nuclear components of $29.2 million.
Nuclear Power Group

	Year Ended December 31,
	2019	2018	$ Change
	(In thousands)
Revenues	$352,640	$365,911	$(13,271)
Operating Income	$53,815	$52,270	$1,545
% of Revenues	15.3%	14.3%
Revenues decreased by 3.6%, or $13.3 million, to $352.6 million in the year ended December 31, 2019 compared to $365.9 million for the corresponding period of 2018. The decrease was primarily attributable to a decline in revenues resulting from a lower volume of in-plant inspection, refurbishment and maintenance and modification services when compared to the same period in the prior year. This decrease was partially offset by a $23.9 million increase in revenues associated with our MI business and increased activity in our nuclear components business.
Operating income increased $1.5 million to $53.8 million in the year ended December 31, 2019 compared to $52.3 million for the corresponding period of 2018. This increase was primarily attributable to our nuclear fuel manufacturing business which contains a $5.2 million favorable change in estimate associated with an asset retirement obligation for one of our nuclear fuel fabrication facilities. This increase was partially offset by the operating income impact of the decrease in revenues noted above.
Nuclear Services Group

	Year Ended December 31,
	2019	2018	$ Change
	(In thousands)
Revenues	$131,339	$122,438	$8,901
Operating Income	$14,226	$20,374	$(6,148)
% of Revenues	10.8%	16.6%
Revenues increased by 7.3%, or $8.9 million, to $131.3 million in the year ended December 31, 2019 compared to $122.4 million for the corresponding period of 2018. The increase was primarily attributable to an increase in the volume of commercial nuclear inspection and maintenance outage work in the U.S. when compared to the same period in the prior year.
Operating income decreased $6.1 million to $14.2 million in the year ended December 31, 2019 compared to $20.4 million for the corresponding period of 2018. The decrease was primarily attributable to higher selling, general and administrative expenses related to business development activities caused by the timing of proposal activities and lower levels of income at a site in New Mexico that we exited in the prior year. These decreases were partially offset by improved operational performance at several of our sites and the operating income impact of the increase in revenue related to our U.S. commercial nuclear services business noted above.
Other

	Year Ended December 31,
	2019	2018	$ Change
	(In thousands)
Operating Income	$(23,099)	$(18,074)	$(5,025)
Operating income decreased $5.0 million to a loss of $23.1 million in the year ended December 31, 2019 compared to a loss of $18.1 million for the corresponding period of 2018, primarily due to an increase in expenses related to research and development and commercialization activities related to our medical and industrial radioisotope capabilities and other advanced technologies when compared to the corresponding period of the prior year.
Unallocated Corporate
Unallocated corporate expenses decreased $3.2 million to $17.7 million in the year ended December 31, 2019 compared to $21.0 million for the corresponding period of 2018, primarily due to higher levels of legal and consulting costs associated with due diligence activities conducted in the prior year.
Other Income (Expense)
During the year ended December 31, 2019, other income (expense) increased $13.1 million to a loss of $11.8 million compared to a loss of $24.8 million for the corresponding period of 2018. A component of other income (expense) is net periodic benefit cost inclusive of mark to market adjustments due to our immediate recognition of net actuarial gains (losses) for our pension and postretirement benefit plans. Net periodic benefit cost changed to income of $17.5 million in the year ended December 31, 2019 compared to expense of $0.7 million in the corresponding period of 2018. This increase in income was partially offset by an increase in interest expense of $7.5 million associated with higher levels of long-term debt when compared to the prior year.
Provision for Income Taxes

	Year Ended December 31,
	2019	2018	$ Change
	(In thousands)
Income before Provision for Income Taxes	$313,742	$280,145	$33,597
Provision for Income Taxes	$69,065	$52,840	$16,225
Effective Tax Rate	22.0%	18.9%
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
For the year ended December 31, 2019, our provision for income taxes increased $16.2 million to $69.1 million, while income before provision for income taxes increased $33.6 million to $313.7 million. Our effective tax rate was approximately 22.0% for 2019, as compared to 18.9% for 2018. Our effective tax rate for 2019 was higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. These unfavorable rate impacts were partially offset by benefits recognized for excess tax benefits related to employee share-based payments of $2.4 million. Our effective tax rate for 2018 was lower than the U.S. corporate income tax rate of 21% primarily due to remeasurement adjustments to our deferred tax assets as a result of accelerating additional contributions made in August 2018 to certain of our domestic pension plans for inclusion in our 2017 U.S. tax return.
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
LIQUIDITY AND CAPITAL RESOURCES
Our overall liquidity position, which we generally define as our unrestricted cash and cash equivalents and short-term investments plus amounts available for borrowings under our credit facility, decreased by approximately $5.2 million to $364.8 million at December 31, 2019 compared to $370.0 million at December 31, 2018. We experienced net cash generated from operations in each of the years ended December 31, 2019, 2018 and 2017. Typically, the fourth quarter has been the period of highest cash flows from operating activities because of the timing of payments received from the U.S. Government on accounts receivable retainages and cash dividends received from our joint ventures.
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
The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of December 31, 2019, we were in compliance with all covenants set forth in the Credit Facility.

Outstanding loans under the Credit Facility will bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.25% to 2.0% per year or (2) the base rate or Canadian index rate, as applicable (described in the Credit Facility as the highest of (a) with respect to the base rate only, the federal funds rate plus 0.5%, (b) the one-month Eurocurrency rate plus 1.0% and (c) the administrative agent's prime rate or the Canadian prime rate, as applicable), plus, in each case, a margin ranging from 0.25% to 1.0% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.275% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 2.0% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.2% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at December 31, 2019, the margin for Eurocurrency rate and base rate or Canadian index rate loans was 1.375% and 0.375%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.375% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of December 31, 2019, borrowings outstanding totaled $272.2 million and $160.0 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the Credit Facility totaled $67.6 million. As a result, we had $272.4 million available for borrowings or to meet letter of credit requirements as of December 31, 2019. As of December 31, 2019, the weighted-average interest rate on outstanding borrowings under our Credit Facility was 3.29%.
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
On and after July 15, 2021, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to (i) 102.688% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on July 15, 2021, (ii) 101.344% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on July 15, 2022 and (iii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after July 15, 2023, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to July 15, 2021, the Company may also redeem up to 40.0% of the Senior Notes with net cash proceeds of certain equity offerings at a redemption price equal to 105.375% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to July 15, 2021, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100.0% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
The Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants. As of December 31, 2019, we were in compliance with all covenants and agreements set forth in the Indenture and the Senior Notes.

Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of December 31, 2019, bonds issued and outstanding under these arrangements totaled approximately $73.3 million.
OTHER
Cash, Cash Equivalents, Restricted Cash and Investments
In the aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments increased by approximately $58.5 million to $105.9 million at December 31, 2019 from $47.4 million at December 31, 2018, primarily due to the items discussed below. Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
	(In thousands)
Domestic	$76,337	$37,108
Foreign	29,526	10,279
Total	$105,863	$47,387
Our working capital increased by $59.9 million to $225.0 million at December 31, 2019 from $165.1 million at December 31, 2018, primarily attributable to increases in cash and cash equivalents and changes in net contracts in progress and advance billings due to the timing of project cash flows. These increases were partially offset by an increase in accounts payable caused by the timing of vendor payments.
Our net cash provided by operating activities increased by $110.1 million to $279.4 million in the year ended December 31, 2019, compared to cash provided by operating activities of $169.3 million in the year ended December 31, 2018. The increase in cash provided by operating activities was primarily attributable to a $153.3 million decrease in pension contributions when compared to the prior year, partially offset by the timing of project cash flows.
Our net cash used in investing activities decreased by $146.7 million to $180.0 million in the year ended December 31, 2019, compared to $326.7 million in the year ended December 31, 2018. The decrease in cash used in investing activities was primarily attributable to our acquisition of the MI business for $213.0 million during the prior year, partially offset by an increase in purchases of property, plant and equipment of $72.8 million during the year ended December 31, 2019.
Our net cash used in financing activities increased by $34.4 million to $43.7 million in the year ended December 31, 2019, compared to $9.3 million in the year ended December 31, 2018. The increase in net cash used in financing activities was primarily attributable to a decrease in net borrowings of $237.1 million as compared to the prior year, partially offset by a decrease in repurchases of common shares of $194.8 million.
At December 31, 2019, we had restricted cash and cash equivalents totaling $5.9 million, $2.8 million of which was held for future decommissioning of facilities (which is included in other assets on our consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At December 31, 2019, we had short-term and long-term investments with a fair value of $13.5 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and equities and mutual funds.
Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next 12 months.

CONTRACTUAL OBLIGATIONS
Our cash requirements as of December 31, 2019 under current contractual obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt principal	$832,159	$14,711	$29,422	$388,026	$400,000
Interest payments	$178,998	$30,330	$58,972	$46,696	$43,000
Lease payments	$8,409	$3,505	$3,110	$725	$1,069
We expect cash requirements totaling approximately $6.7 million for contributions to our pension plans in 2020. In addition, we anticipate cash requirements totaling approximately $1.3 million for contributions to our other postretirement benefit plans in 2020.
Our contingent commitments under letters of credit and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)
$ 140,874	$ 129,028	$ 3,053	$ 1,157	$ 7,636

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk from changes in interest rates relates primarily to our debt instruments. Our borrowings include both fixed and variable interest rate debt. At December 31, 2019, we had (i) $432.2 million in outstanding borrowings and $272.4 million available under the Credit Facility and (ii) an aggregate principal amount of $400.0 million of Senior Notes due 2026. See Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for additional information on our debt instruments.
We also have exposure from changes in interest rates related to our cash equivalents and our investment portfolio, which consists primarily of U.S. Government and agency securities, corporate bonds and equities and mutual funds. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.
We have operations in foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange ("FX") rates or weak economic conditions in those foreign markets. In order to manage the operational risks associated with FX rate fluctuations, we attempt to hedge those risks with FX derivative instruments. Historically, we have hedged those risks with FX forward contracts. At December 31, 2019, the fair values of our outstanding derivative instruments were not significant. We do not enter into speculative derivative positions.
Interest Rate Sensitivity
The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

	Principal Amount by Expected Maturity (In thousands)
At December 31, 2019:								Fair Value at
	Years Ending December 31,							December 31,
	2020	2021	2022	2023	2024	Thereafter	Total	2019
Investments	$3,663	—	—	—	—	$7,016	$10,679	$13,463
Average Interest Rate	1.94%	—	—	—	—	1.41%
Fixed Interest Rate Debt	—	—	—	—	—	$400,000	$400,000	$423,462
Average Interest Rate	—	—	—	—	—	5.38%
Variable Interest Rate Debt	$14,711	$14,711	$14,711	$388,026	—	—	$432,159	$431,644
Average Interest Rate	3.26%	3.20%	3.25%	3.11%	—	—

At December 31, 2018:								Fair Value at
	Years Ending December 31,							December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	2018
Investments	$3,587	—	—	—	—	$7,230	$10,817	$10,979
Average Interest Rate	1.53%	—	—	—	—	2.28%
Fixed Interest Rate Debt	—	—	—	—	—	$400,000	$400,000	$384,940
Average Interest Rate	—	—	—	—	—	5.38%
Variable Interest Rate Debt	$14,227	$14,227	$14,227	$14,227	$320,519	—	$377,427	$376,843
Average Interest Rate	3.63%	3.52%	3.50%	3.54%	3.68%	—
Exchange Rate Sensitivity
The following table provides information about our FX forward contracts outstanding at December 31, 2019 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average FX rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual FX rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands)
	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2020	December 31, 2019	Exchange Rate
Canadian dollar	$3,795	$(97)	1.2641
U.S. dollar (selling Canadian dollar)	$39,735	$(213)	1.3052
Euro (selling Canadian dollar)	$18,936	$(388)	1.5015

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2021	December 31, 2019	Exchange Rate
Canadian dollar	$3,795	$(113)	1.2608
U.S. dollar (selling Canadian dollar)	$1,803	$(10)	1.3075

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of BWX Technologies, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BWX Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Estimating Costs at Completion – Refer to Note 1 and Note 3 to the Financial Statements.
Critical Audit Matter Description
The Company generally recognizes contract revenues and related costs over time for individual performance obligations based on a cost-to-cost method in accordance with Financial Accounting Standards Board Topic Revenue from Contracts with Customers. The Company recognizes estimated contract revenue and resulting income based on the measurement of the extent of progress toward completion as a percentage of the total project. The Company reviews contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period in which those estimates are revised. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs at completion for the performance obligation.
Given the significance of revenue and the level of judgment involved in estimating total costs at completion for the performance obligations used to recognize revenue for long-term contracts, auditing such estimates involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management's estimates of contract costs to complete for its performance obligations included the following, among others:

•	We tested the effectiveness of controls over revenue recognized over time, including those over cost estimates at completion for performance obligations.

•	We performed a retrospective review on prior percentage-of-completion estimates to assess management's ability to estimate costs.

•	We tested the recorded revenue using analytical procedures, regression analysis, and detailed contract testing.

•	For a selection of contracts with customers recognized over time, our detail testing performed included the following:

◦	Read the contract to understand the contract terms and evaluated the appropriateness of the accounting treatment in accordance with generally accepted accounting principles.

◦	Compared the transaction price to the consideration expected to be received based on current rights and obligations under the contract and any modifications that were agreed upon with the customer.

◦	Tested management's identification of distinct performance obligations.

◦	Tested the mathematical accuracy of management’s calculation of the percent complete, the profit margin and the revenue recognized over time.

◦	Evaluated the estimates of total costs for the performance obligation as follows:

▪
Tested the accuracy and completeness of the costs incurred to date used in the calculation of the total cost estimates for the performance obligation by agreeing the tested amounts to the actual costs incurred to date recorded in the general ledger.

▪	Compared costs incurred to date to the costs management estimated to be incurred to date.

▪
Evaluated management's ability to achieve the estimates of total cost by performing corroborating inquiries with the Company's project managers and engineers, comparing the estimates to management's work plans, engineering specifications and supplier contracts, and when considered necessary, observation of the work site to evaluate project status.

▪	Compared management's estimates for the selected contract to costs of similar performance obligations, when applicable.

▪	Tested key inputs of the estimates (e.g., material cost estimates are compared to purchase orders, supplier contracts or other source documents).
/S/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 24, 2020
We have served as the Company's auditor since 2009.

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2019	2018
	(In thousands)
Current Assets:
Cash and cash equivalents	$86,540	$29,871
Restricted cash and cash equivalents	3,056	3,834
Investments	5,843	3,597
Accounts receivable – trade, net	56,721	71,574
Accounts receivable – other	13,426	13,374
Retainages	46,670	57,885
Contracts in progress	376,037	318,454
Other current assets	41,462	43,859
Total Current Assets	629,755	542,448
Property, Plant and Equipment, Net	580,241	439,239
Investments	7,620	7,382
Goodwill	275,502	274,082
Deferred Income Taxes	58,689	63,908
Investments in Unconsolidated Affiliates	70,116	63,746
Intangible Assets	191,392	228,676
Other Assets	95,598	35,615
TOTAL	$1,908,913	$1,655,096
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2019	2018
	(In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$14,711	$14,227
Accounts payable	170,678	114,751
Accrued employee benefits	82,640	77,386
Accrued liabilities – other	52,213	62,163
Advance billings on contracts	75,425	98,477
Accrued warranty expense	9,042	10,344
Total Current Liabilities	404,709	377,348
Long-Term Debt	809,442	753,617
Accumulated Postretirement Benefit Obligation	23,259	19,236
Environmental Liabilities	80,368	86,372
Pension Liability	172,508	173,469
Other Liabilities	14,515	9,353
Commitments and Contingencies (Note 10)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 126,579,285 and 125,871,866 shares at December 31, 2019 and December 31, 2018, respectively	1,266	1,259
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; no shares issued	—	—
Capital in excess of par value	134,069	115,725
Retained earnings	1,344,383	1,166,762
Treasury stock at cost, 31,266,670 and 30,625,074 shares at December 31, 2019 and December 31, 2018, respectively	(1,068,164)	(1,037,795)
Accumulated other comprehensive income (loss)	(7,448)	(10,289)
Stockholders' Equity – BWX Technologies, Inc.	404,106	235,662
Noncontrolling interest	6	39
Total Stockholders' Equity	404,112	235,701
TOTAL	$1,908,913	$1,655,096
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except share and per share amounts)
Revenues	$1,894,920	$1,799,889	$1,687,738
Costs and Expenses:
Cost of operations	1,361,056	1,295,876	1,191,983
Research and development costs	17,672	15,223	7,190
Losses (gains) on asset disposals and impairments, net	2,824	64	(194)
Selling, general and administrative expenses	216,771	214,092	210,148
Total Costs and Expenses	1,598,323	1,525,255	1,409,127
Equity in Income of Investees	28,924	30,343	13,612
Operating Income	325,521	304,977	292,223
Other Income (Expense):
Interest income	942	2,479	1,405
Interest expense	(35,320)	(27,823)	(14,879)
Other – net	22,599	512	17,031
Total Other Income (Expense)	(11,779)	(24,832)	3,557
Income before Provision for Income Taxes	313,742	280,145	295,780
Provision for Income Taxes	69,065	52,840	147,415
Net Income	$244,677	$227,305	$148,365
Net Income Attributable to Noncontrolling Interest	(562)	(347)	(521)
Net Income Attributable to BWX Technologies, Inc.	$244,115	$226,958	$147,844
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$2.56	$2.29	$1.49
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$2.55	$2.27	$1.47
Shares used in the computation of earnings per share (Note 17):
Basic	95,377,414	99,062,087	99,334,472
Diluted	95,810,538	100,019,053	100,369,190
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net Income	$244,677	$227,305	$148,365
Other Comprehensive Income (Loss):
Currency translation adjustments	5,263	(9,642)	6,237
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $442, $(167) and $(264), respectively	(1,586)	450	757
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $(310), $47 and $21, respectively	888	(118)	(64)
Benefit obligations:
Unrecognized losses arising during the period, net of tax benefit of $1,274, $2,290 and $532, respectively	(4,249)	(8,444)	(987)
Recognition of benefit plan costs, net of tax benefit of $(562), $(410) and $(618), respectively	2,030	1,500	1,142
Investments:
Unrealized gains (losses) arising during the period, net of tax provision of $(3), $(6) and $(382), respectively	418	(102)	(930)
Reclassification adjustment for gains included in net income, net of tax provision of $0, $1 and $223, respectively	—	(2)	(512)
Other Comprehensive Income (Loss)	2,764	(16,358)	5,643
Total Comprehensive Income	247,441	210,947	154,008
Comprehensive Income Attributable to Noncontrolling Interest	(562)	(347)	(521)
Comprehensive Income Attributable to BWX Technologies, Inc.	$246,879	$210,600	$153,487
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
		(In thousands, except share and per share amounts)
Balance December 31, 2016	124,149,609	$1,241	$22,018	$885,117	$3,811	$(762,169)	$150,018	$392	$150,410
Net income	—	—	—	147,844	—	—	147,844	521	148,365
Dividends declared ($0.42 per share)	—	—	—	(42,309)	—	—	(42,309)	—	(42,309)
Currency translation adjustments	—	—	—	—	6,237	—	6,237	—	6,237
Derivative financial instruments	—	—	—	—	693	—	693	—	693
Defined benefit obligations	—	—	—	—	155	—	155	—	155
Available-for-sale investments	—	—	—	—	(1,442)	—	(1,442)	—	(1,442)
Exercises of stock options	921,040	10	21,699	—	—	—	21,709	—	21,709
Shares placed in treasury	—	—	39,907	—	—	(52,640)	(12,733)	—	(12,733)
Stock-based compensation charges	310,942	3	15,219	—	—	—	15,222	—	15,222
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(550)	(550)
Balance December 31, 2017	125,381,591	$1,254	$98,843	$990,652	$9,454	$(814,809)	$285,394	$363	$285,757
Recently adopted accounting standards	—	—	—	13,311	(3,385)	—	9,926	—	9,926
Net income	—	—	—	226,958	—	—	226,958	347	227,305
Dividends declared ($0.64 per share)	—	—	—	(64,159)	—	—	(64,159)	—	(64,159)
Currency translation adjustments	—	—	—	—	(9,642)	—	(9,642)	—	(9,642)
Derivative financial instruments	—	—	—	—	332	—	332	—	332
Defined benefit obligations	—	—	—	—	(6,944)	—	(6,944)	—	(6,944)
Available-for-sale investments	—	—	—	—	(104)	—	(104)	—	(104)
Exercises of stock options	210,311	2	5,002	—	—	—	5,004	—	5,004
Shares placed in treasury	—	—	—	—	—	(222,986)	(222,986)	—	(222,986)
Stock-based compensation charges	279,964	3	11,880	—	—	—	11,883	—	11,883
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(671)	(671)
Balance December 31, 2018	125,871,866	$1,259	$115,725	$1,166,762	$(10,289)	$(1,037,795)	$235,662	$39	$235,701
Recently adopted accounting standards	—	—	—	(1,219)	77	—	(1,142)	—	(1,142)
Net income	—	—	—	244,115	—	—	244,115	562	244,677
Dividends declared ($0.68 per share)	—	—	—	(65,275)	—	—	(65,275)	—	(65,275)
Currency translation adjustments	—	—	—	—	5,263	—	5,263	—	5,263
Derivative financial instruments	—	—	—	—	(698)	—	(698)	—	(698)
Defined benefit obligations	—	—	—	—	(2,219)	—	(2,219)	—	(2,219)
Available-for-sale investments	—	—	—	—	418	—	418	—	418
Exercises of stock options	246,967	2	5,623	—	—	—	5,625	—	5,625
Shares placed in treasury	—	—	—	—	—	(30,369)	(30,369)	—	(30,369)
Stock-based compensation charges	460,452	5	12,721	—	—	—	12,726	—	12,726
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(595)	(595)
Balance December 31, 2019	126,579,285	$1,266	$134,069	$1,344,383	$(7,448)	$(1,068,164)	$404,106	$6	$404,112
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$244,677	$227,305	$148,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,722	60,097	56,557
Income of investees, net of dividends	(7,969)	(8,106)	2,520
Provision for deferred taxes	3,794	17,446	93,461
Recognition of losses for pension and postretirement plans	6,222	34,554	12,823
Stock-based compensation expense	12,726	11,883	15,222
Other, net	963	(2,238)	(194)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	15,605	37,282	(34,459)
Accounts payable	44,592	1,888	(7,476)
Retainages	11,477	24,911	(8,344)
Contracts in progress and advance billings on contracts	(78,645)	(34,012)	35,272
Income taxes	(3,833)	(23,257)	15,124
Accrued and other current liabilities	(14,135)	11,596	(26,610)
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(8,822)	(187,425)	(79,311)
Other, net	(9,006)	(2,634)	(990)
NET CASH PROVIDED BY OPERATING ACTIVITIES	279,368	169,290	221,960
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(182,124)	(109,338)	(96,880)
Acquisition of businesses	—	(212,993)	(715)
Purchases of securities	(4,208)	(4,520)	(3,237)
Sales and maturities of securities	5,874	3,933	12,852
Investments, net of return of capital, in equity method investees	255	(9,059)	(2,789)
Other, net	208	5,253	1,088
NET CASH USED IN INVESTING ACTIVITIES	(179,995)	(326,724)	(89,681)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	699,600	1,158,800	109,400
Repayments of long-term debt	(654,095)	(876,206)	(137,053)
Payment of debt issuance costs	—	(9,443)	—
Repurchases of common shares	(20,000)	(214,759)	—
Dividends paid to common shareholders	(65,374)	(63,821)	(42,043)
Exercises of stock options	4,446	3,573	17,117
Cash paid for shares withheld to satisfy employee taxes	(9,190)	(6,796)	(8,049)
Other, net	900	(671)	(550)
NET CASH USED IN FINANCING ACTIVITIES	(43,713)	(9,323)	(61,178)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	332	(9,979)	7,443
TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	55,992	(176,736)	78,544
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,408	213,144	134,600
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,400	$36,408	$213,144
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$39,670	$16,993	$14,252
Income taxes (net of refunds)	$70,056	$58,715	$38,425
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$39,528	$29,470	$8,454
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the consolidated financial statements of BWX Technologies, Inc. ("BWXT") in U.S. dollars in accordance with accounting principles generally accepted in the United States ("GAAP").
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at December 31, 2019 and for the year ended December 31, 2019. On June 30, 2015, we completed the spin-off of our former Power Generation business (the "spin-off") into an independent, publicly traded company named Babcock & Wilcox Enterprises, Inc. ("BWE"). We present the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.
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
See Note 15 for financial information about our segments.
Recently Adopted Accounting Standards
On January 1, 2019, we adopted the update to the Financial Accounting Standards Board ("FASB") Topic Leases. This update requires that a lessee recognize on its balance sheets the assets and liabilities for all leases with lease terms of more than 12 months, along with additional qualitative and quantitative disclosures. We adopted this update using the modified retrospective method, which resulted in the recognition of right-of-use assets totaling $45.1 million and lease liabilities totaling $11.9 million. The difference between the right-of-use assets and lease liabilities of $33.2 million was primarily the result of reclassifications from Intangible Assets of favorable leases related to recent acquisitions. In addition, we elected the package of practical expedients permitted under the transition guidance, which allowed us to carry forward our historical lease classifications, among other things. The adoption of the provisions in this update did not have an impact on our consolidated statements of income or cash flows.
Use of Estimates
We use estimates and assumptions to prepare our financial statements in conformity with GAAP. Some of our more significant estimates include estimates of costs to complete long-term contracts and the associated revenues, estimates of the fair value of acquired intangible and other assets, estimates we make in selecting assumptions related to the valuations of our pension and postretirement benefit plans, including the selection of our discount rates, mortality and expected rates of return on our pension plan assets and estimates we make in evaluating our asset retirement obligations. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates. Variances could result in a material effect on our financial condition and results of operations in future periods.
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
On January 1, 2019, certain of our joint ventures within our Nuclear Services Group segment adopted the provisions of FASB Topic Revenue from Contracts with Customers. This resulted in a decrease to Investments in Unconsolidated Affiliates of $1.1 million with an offsetting decrease to Retained earnings on our consolidated balance sheet.
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

The following summarizes the changes in the carrying amount of Accrued warranty expense:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at beginning of period	$10,344	$13,428	$11,477
Additions	2,232	1,494	3,783
Expirations and other changes (1)	(2,728)	(3,367)	(2,213)
Payments	(1,065)	(663)	(70)
Translation	259	(548)	451
Balance at end of period	$9,042	$10,344	$13,428

(1)	Includes discounts provided to customers in satisfaction of warranty obligations totaling $1.2 million in each of the years ended December 31, 2019, 2018 and 2017.
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
Research and development activities totaled $66.9 million, $63.4 million and $50.4 million in the years ended December 31, 2019, 2018 and 2017, respectively. This includes amounts paid for by our customers of $49.2 million, $48.2 million and $43.2 million, in the years ended December 31, 2019, 2018 and 2017, respectively.
Capitalization of Interest Cost
We capitalize interest in accordance with FASB Topic Interest. We incurred total interest of $41.4 million, $31.5 million and $16.5 million in the years ended December 31, 2019, 2018 and 2017, respectively, of which we capitalized $6.1 million, $3.7 million and $1.6 million in the years ended December 31, 2019, 2018 and 2017, respectively.
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
We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2019, we had restricted cash and cash equivalents totaling $5.9 million, $2.8 million of which was held for future decommissioning of facilities (which is included in Other Assets on our consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our consolidated balance sheets to the totals presented on our consolidated statements of cash flows:

	December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents	$86,540	$29,871
Restricted cash and cash equivalents	3,056	3,834
Restricted cash and cash equivalents included in Other Assets	2,804	2,703
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our consolidated statements of cash flows	$92,400	$36,408

Investments
Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and equities and mutual funds. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with the unrealized gains and losses, net of tax, reported as a component of Accumulated other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings. We classify investments available for current operations in the consolidated balance sheets as current assets, while we classify investments held for long-term purposes as non-current assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in Interest income. We include realized gains and losses on our investments in Other – net. The cost of securities sold is based on the specific identification method. We include interest on securities in Interest income.

Inventories
We carry our inventory at the lower of cost or net realizable value using either the weighted average or first-in, first-out methods. At December 31, 2019 and 2018, Other current assets included inventories totaling $17.1 million and $16.0 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment
We carry our property, plant and equipment at depreciated cost, less any impairment provisions. We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 40 years for buildings and three to 14 years for machinery and equipment. Our depreciation expense was $51.0 million, $48.6 million and $47.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.
Property, plant and equipment is stated at cost and is set forth below:

	December 31,
	2019	2018
	(In thousands)
Land	$8,919	$8,784
Buildings	221,462	205,552
Machinery and equipment	775,997	770,876
Property under construction	265,715	147,180
	1,272,093	1,132,392
Less: Accumulated depreciation	691,852	693,153
Net Property, Plant and Equipment	$580,241	$439,239

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
The following summarizes the changes in the carrying amount of Goodwill:

	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Balance at December 31, 2017	$110,939	$62,392	$45,000	$218,331
Acquisition of the MI business (Note 2)	—	62,495	—	62,495
Translation	—	(6,744)	—	(6,744)
Balance at December 31, 2018	$110,939	$118,143	$45,000	$274,082
Translation and other (1)	—	1,420	—	1,420
Balance at December 31, 2019	$110,939	$119,563	$45,000	$275,502

(1)	Includes an adjustment of $(3.2) million, net of tax, to correct the business combination accounting for our 2016 acquisition.

Investments in Unconsolidated Affiliates
We use the equity method of accounting for affiliates in which we are able to exert significant influence. Currently, all of our material investments in affiliates that are not consolidated are recorded using the equity method. Affiliates in which we are unable to exert significant influence are carried at fair value.
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
Our Intangible Assets were as follows:

	December 31,
	2019	2018	2017
	(In thousands)
Amortized intangible assets:
Gross cost:
Technical support agreement	$67,423	$64,749	$—
Customer relationships	39,555	38,771	30,339
Unpatented technology	36,785	35,327	8,379
Favorable operating leases	—	35,161	8,832
CNSC class 1B nuclear facility license	26,002	24,971	27,055
Acquired backlog	—	8,079	13,527
Patented technology	765	734	796
Tradename	—	—	1,500
All other	2,200	2,200	2,200
Total	$172,730	$209,992	$92,628
Accumulated amortization:
Technical support agreement	$(4,153)	$(1,173)	$—
Customer relationships	(13,841)	(11,767)	(11,505)
Unpatented technology	(2,805)	(1,194)	(4,456)
Favorable operating leases	—	(1,295)	(459)
CNSC class 1B nuclear facility license	(2,635)	(1,698)	(938)
Acquired backlog	—	(6,581)	(6,113)
Patented technology	(212)	(136)	(75)
Tradename	—	—	(1,425)
All other	(1,522)	(1,302)	(1,082)
Total	$(25,168)	$(25,146)	$(26,053)
Net amortized intangible assets	$147,562	$184,846	$66,575
Unamortized intangible assets:
NRC category 1 license	$43,830	$43,830	$43,830

The following summarizes the changes in the carrying amount of Intangible Assets:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at beginning of period	$228,676	$110,405	$114,748
Acquisitions (Note 2)	—	139,257	746
Amortization expense	(9,128)	(11,490)	(9,210)
Reclassification of right-of-use assets	(33,866)	—	—
Translation	5,710	(9,496)	4,121
Balance at end of period	$191,392	$228,676	$110,405

Estimated amortization expense for the next five fiscal years is as follows (amounts in thousands):

Year Ended December 31,	Amount
2020	$7,881
2021	$7,881
2022	$7,881
2023	$7,679
2024	$7,661

Leases
We lease certain manufacturing facilities, office space and equipment under operating leases with terms of one to 20 years. Certain of the leases include options to renew for periods of one to 10 years. We include lease options in our determination of the right-of-use asset and lease liability if it is reasonably certain that we will exercise one or more of the options. Leases with initial terms of 12 months or less are excluded from our right-of-use assets and lease liabilities. Our right-of-use assets are included in Other Assets on our consolidated balance sheet. Our current lease liabilities are included in Accrued liabilities – other, and our noncurrent lease liabilities are included in Other Liabilities on our consolidated balance sheet. We use discount rates based on our incremental borrowing rate as most of our leases do not provide an implicit rate that can be readily determined.
During the year ended December 31, 2019, we recognized lease expense of $8.1 million, which included $1.6 million related to the amortization of favorable lease agreements, and paid cash of $7.0 million for our operating leases. During the years ended December 31, 2018 and 2017, we recognized lease expense of $6.2 million and $5.1 million, respectively. At December 31, 2019, our weighted-average remaining lease term was 4.3 years, and for the purpose of measuring the present value of our lease liabilities, the weighted-average discount rate was 4.96%. The maturities of our lease liabilities at December 31, 2019 were as follows (amounts in thousands):

2020	$3,505
2021	1,912
2022	1,198
2023	553
2024	172
Thereafter	1,069
Total lease payments	$8,409
Less: Interest	(846)
Present value of lease liabilities (1)	$7,563

(1)	Includes current lease liabilities of $3.4 million.
At December 31, 2019, our right-of-use assets totaled $41.0 million. The difference between the right-of-use assets and lease liabilities was primarily the result of our adoption of the update to the FASB Topic Leases on January 1, 2019, which resulted in reclassifications from Intangible Assets of favorable leases related to recent acquisitions.

Future minimum payments required under operating leases that had initial or remaining noncancellable lease terms in excess of one year at December 31, 2018 were as follows (amounts in thousands):

2019	$5,650
2020	$2,655
2021	$1,969
2022	$1,216
2023	$511
Thereafter	$1,231

Deferred Debt Issuance Costs
We have included deferred debt issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of our debt liability. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at beginning of period	$9,583	$4,202	$5,892
Additions	—	9,443	—
Interest expense (1)	(1,577)	(4,062)	(1,690)
Balance at end of period	$8,006	$9,583	$4,202

(1)	Includes the recognition of prior deferred debt issuance costs associated with a former credit facility of $2.4 million for the year ended December 31, 2018.
Pension Plans and Postretirement Benefits
We sponsor various defined benefit pension and postretirement benefit plans covering certain employees of our U.S. and Canadian subsidiaries. We utilize actuarial valuations to calculate the cost and benefit obligations of our pension and postretirement benefits. The actuarial valuations utilize significant assumptions in the determination of our benefit cost and obligations, including assumptions regarding discount rates, expected returns on plan assets, mortality and health care cost trends. We determine our discount rate based on a yield curve comprised of rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension and postretirement benefit plan obligations. The expected rate of return on plan assets assumption is based on capital market assumptions of the long-term expected returns for the investment mix of assets currently in the portfolio. The expected rate of return on plan assets is determined to be the weighted-average of the nominal returns based on the weightings of the classes within the total asset portfolio. Expected health care cost trends represent expected annual rates of change in the cost of health care benefits and are estimated based on analysis of health care cost inflation.
The components of benefit cost related to service cost, interest cost, expected return on plan assets and prior service cost amortization are recorded on a quarterly basis based on actuarial assumptions. In the fourth quarter of each year, or as interim remeasurements are required, we immediately recognize net actuarial gains and losses in earnings as a component of net periodic benefit cost. Recognized net actuarial gains and losses consist primarily of our reported actuarial gains and losses and the difference between the actual return on plan assets and the expected return on plan assets.
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
Asset Retirement Obligations and Environmental Cleanup Costs
We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's service life, which is a requirement of our licenses from the U.S. Nuclear Regulatory Commission ("NRC") and the Canadian Nuclear Safety Commission ("CNSC"). In accordance with the FASB Topic Asset Retirement and Environmental Obligations, we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When we initially record such a liability, we capitalize a cost by increasing the carrying amount of the related long-lived asset. When we acquire a business that has an asset retirement obligation, the asset retirement obligation is recognized at fair value without a corresponding increase to the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of a liability, we will settle the obligation for its recorded amount or incur a gain or loss. This topic applies to environmental liabilities associated with assets that we currently operate and are obligated to remove from service. For environmental liabilities associated with assets that we no longer operate, we have accrued amounts based on the estimated costs of cleanup activities for which we are responsible, net of any cost-sharing arrangements. We adjust the estimated costs as further information develops or circumstances change. An exception to this accounting treatment relates to the work we perform for two facilities for which the U.S. Government is obligated to pay substantially all of the decommissioning costs.
Substantially all of our asset retirement obligations relate to the remediation of our nuclear analytical laboratory and the NFS facility in our Nuclear Operations Group segment as well as certain facilities in our Nuclear Power Group segment. The following summarizes the changes in the carrying amount of these liabilities:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at beginning of period	$90,822	$78,036	$71,899
Costs incurred	(10,380)	(1,011)	(2)
Additions/adjustments	(5,030)	8,000	—
Acquisitions	—	2,062	—
Accretion	5,379	5,523	4,728
Translation and other (1)	(3,503)	(1,788)	1,411
Balance at end of period (2)	$77,288	$90,822	$78,036

(1)	Includes an adjustment of $(4.3) million to correct the business combination accounting for our 2016 acquisition.

(2)	Includes current asset retirement obligations of $5.7 million, $13.8 million and $8.1 million at December 31, 2019, 2018 and 2017, respectively.
Self-Insurance
We have a wholly owned insurance subsidiary that provides employer's liability, general and automotive liability and primary workers' compensation insurance and, from time to time, builder's risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in Other Liabilities on our consolidated balance sheets are reserves for self-insurance totaling $5.2 million and $5.6 million at December 31, 2019 and 2018, respectively.
Loss Contingencies
We accrue liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. Due to the nature of our business, we are, from time to time, involved in investigations, litigation, disputes or claims related to our business activities, as discussed in Note 10. Our losses are typically resolved over long periods of time and are often difficult to assess and estimate due to, among other reasons, the possibility of multiple actions by third parties; the attribution of damages, if any, among multiple defendants; plaintiffs, in most cases involving personal injury claims, do not specify the amount of damages claimed; the discovery process may take multiple years to complete; during the litigation process, it is common to have multiple complex unresolved procedural and substantive issues; the potential availability of insurance and indemnity coverages; the wide-ranging outcomes reached in similar cases, including the variety of damages awarded; the likelihood of settlements for de minimus amounts prior to trial; the likelihood of success at trial; and the likelihood of success on appeal. Consequently, it is possible future earnings could be affected by changes in our assessments of the probability that a loss has been incurred in a material pending litigation against us and/or changes in our estimates related to such matters.

Accumulated Other Comprehensive Income
The components of Accumulated other comprehensive income included in Stockholders' Equity are as follows:

	December 31,
	2019	2018
	(In thousands)
Currency translation adjustments	$8,769	$3,506
Net unrealized gain on derivative financial instruments	64	685
Unrecognized prior service cost on benefit obligations	(16,614)	(14,395)
Net unrealized gain (loss) on available-for-sale investments	333	(85)
Accumulated other comprehensive income	$(7,448)	$(10,289)

Upon adopting the FASB update to the Topic Derivatives, we reclassified $0.1 million from Retained earnings to Accumulated other comprehensive income on January 1, 2019.
The amounts reclassified out of Accumulated other comprehensive income by component and the affected consolidated statements of income line items are as follows:

	Year Ended December 31,
	2019	2018	2017
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)			Line Item Presented
Realized (loss) gain on derivative financial instruments	$(132)	$(242)	$169	Revenues
	(1,066)	407	(84)	Cost of operations
	(1,198)	165	85	Total before tax
	310	(47)	(21)	Provision for Income Taxes
	$(888)	$118	$64	Net Income
Amortization of prior service cost on benefit obligations	$(2,592)	$(1,910)	$(1,760)	Other – net
	562	410	618	Provision for Income Taxes
	$(2,030)	$(1,500)	$(1,142)	Net Income
Realized gains on investments	$—	$3	$735	Other – net
	—	(1)	(223)	Provision for Income Taxes
	$—	$2	$512	Net Income
Total reclassification for the period	$(2,918)	$(1,380)	$(566)

Foreign Currency Translation
We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of Accumulated other comprehensive income. We report foreign currency transaction gains and losses in income. We have included in Other – net transaction gains (losses) of $1.0 million, $2.0 million and $(0.7) million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At December 31, 2019, we had deferred approximately $0.1 million of net gains on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next twelve months. For the year ended December 31, 2018, we recognized $4.7 million of gains associated with FX forward contracts not designated as hedges, which we recorded as an investing activity in the consolidated statement of cash flows.
At December 31, 2019, our derivative financial instruments consisted of FX forward contracts with a total notional value of $68.1 million with maturities extending to December 2021. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.
New Accounting Standards
In June 2016, the FASB issued Topic Financial Instruments – Credit Losses. This update requires entities to recognize expected credit losses immediately in the financial statements. We expect to adopt the provisions of this update on January 1, 2020. We do not expect the adoption of this update to have a material impact on our financial statements.
In January 2017, the FASB issued an update to the Topic Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update eliminates the two-step process that requires the identification of a potential impairment and a separate analysis to measure the amount of the impairment. Our annual assessment of goodwill impairment will be now determined by comparing the fair value of a reporting unit with its carrying amount. We expect to adopt the provisions of this update on January 1, 2020. We do not expect the adoption of this update to have a material impact on our financial statements.
NOTE 2 – ACQUISITIONS
Laker Energy Products Ltd.
On January 2, 2020, our subsidiary BWXT Canada Ltd. acquired Laker Energy Products Ltd. ("Laker Energy Products") for CAD 21.1 million ($16.2 million U.S. dollar equivalent), subject to contingent consideration of up to an additional CAD 12.0 million. Laker Energy Products is a global supplier of nuclear-grade materials and precisely machined components for CANDU nuclear power utilities and employs approximately 140 personnel. Laker Energy Products will be reported as part of our Nuclear Power Group segment.
Nordion Medical Isotope Business
On July 30, 2018, our subsidiary BWXT ITG Canada, Inc. acquired the Nordion medical isotope business (the "MI business") for $213.0 million. The MI business is a leading global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses. Its customers include radiopharmaceutical companies, hospitals and radiopharmacies. Its primary operations are located in Kanata, Ontario, Canada and Vancouver, British Columbia, Canada. This acquisition added approximately 150 highly trained and experienced personnel, two specialized production centers and a uniquely licensed infrastructure. In addition to the growing portfolio of radioisotope products we acquired, the MI business will be the platform from which we plan to launch our Molybdenum-99 product line and a number of future radioisotope-based imaging, diagnostic and therapeutic products. This business is reported as part of our Nuclear Power Group segment.

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

Within our Nuclear Operations Group segment, we continue to recognize revenue over time and now measure progress on performance obligations using a cost-to-cost method. Prior to January 1, 2018, we utilized man-hours or a cost-to-cost method to measure progress on certain performance obligations within this segment. The performance obligations identified for recognizing revenue are similar to our historical units of account. As a result of the change to a cost-to-cost method, the timing of revenue recognition on affected contracts, in the aggregate, results in the recognition of revenue and cost of operations earlier in the process of satisfying performance obligations. This change impacted the life-to-date revenue and cost of operations recognized on performance obligations, and the adjustment to capture the impact of the new revenue recognition standard was recorded as a cumulative catch-up adjustment in Retained earnings. The new standard also resulted in a reduction in both our Contracts in progress and Advance billings on contracts account balances as a result of measuring the asset and liability at the contract level. Prior to January 1, 2018, contract assets and liabilities were measured at the unit of account, which we concluded was at a lower level than that of the contract.
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
Our Nuclear Operations Group segment's contracts primarily allow for billings as costs are incurred, subject to certain retainages on our fixed-price incentive fee contracts, that require milestones to be reached for the remaining consideration to be paid. Our fuel and downblending contracts allow billing when we achieve certain milestones related to our progress.

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
Disaggregated Revenues
Revenues by geographical area and customer type were as follows:

	Year Ended December 31, 2019				Year Ended December 31, 2018
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)				(In thousands)
United States:
Government	$1,368,555	$—	$111,236	$1,479,791	$1,311,886	$—	$107,711	$1,419,597
Non-Government	51,802	38,058	17,907	107,767	4,146	16,059	11,831	32,036
	$1,420,357	$38,058	$129,143	$1,587,558	$1,316,032	$16,059	$119,542	$1,451,633
Canada:
Non-Government	$—	$287,948	$2,196	$290,144	$161	$294,781	$2,758	$297,700
Other:
Non-Government	$8,230	$26,634	$—	$34,864	$2,977	$55,071	$138	$58,186
Segment Revenues	$1,428,587	$352,640	$131,339	1,912,566	$1,319,170	$365,911	$122,438	1,807,519
Eliminations				(17,646)				(7,630)
Revenues				$1,894,920				$1,799,889
Revenues by timing of transfer of goods or services were as follows:

	Year Ended December 31, 2019				Year Ended December 31, 2018
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)				(In thousands)
Over time	$1,428,348	$305,075	$131,339	$1,864,762	$1,318,884	$335,430	$122,438	$1,776,752
Point-in-time	239	47,565	—	47,804	286	30,481	—	30,767
Segment Revenues	$1,428,587	$352,640	$131,339	1,912,566	$1,319,170	$365,911	$122,438	1,807,519
Eliminations				(17,646)				(7,630)
Revenues				$1,894,920				$1,799,889

Revenues by contract type were as follows:

	Year Ended December 31, 2019				Year Ended December 31, 2018
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)				(In thousands)
Fixed-Price Incentive Fee	$1,137,883	$2,511	$—	$1,140,394	$1,041,083	$16,165	$—	$1,057,248
Firm-Fixed-Price	210,631	282,014	26,163	518,808	195,030	252,893	23,294	471,217
Cost-Plus Fee	79,741	755	102,726	183,222	80,880	45	96,566	177,491
Time-and-Materials	332	67,360	2,450	70,142	2,177	96,808	2,578	101,563
Segment Revenues	$1,428,587	$352,640	$131,339	1,912,566	$1,319,170	$365,911	$122,438	1,807,519
Eliminations				(17,646)				(7,630)
Revenues				$1,894,920				$1,799,889

Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the years ended December 31, 2019 and 2018, we recognized net favorable changes in estimates that resulted in increases in revenues of $70.9 million and $58.6 million, respectively, as well as increases (decreases) in cost of operations of $(0.7) million and $12.3 million, respectively. Included in these 2018 amounts are contract adjustments resulting from rework issues related to the manufacture of non-nuclear components being produced within our Nuclear Operations Group segment. We recognized a decrease in operating income of $29.2 million for the year ended December 31, 2018 related to this matter, which resulted in a decrease in earnings per share of $0.23.
Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized over time. Amounts that are withheld on our fixed-price incentive fee contracts are classified within Retainages. Certain of these amounts require conditions other than the passage of time to be achieved, with the remaining amounts only requiring the passage of time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the year ended December 31, 2019, our unbilled receivables increased $57.1 million and our Advance billings on contracts decreased $23.1 million, primarily as a result of revenue in excess of billings on certain fixed-price incentive fee contracts within our Nuclear Operations Group segment and the timing of milestone billings in our Nuclear Power Group segment. Our fixed-price incentive fee contracts for our Nuclear Operations Group segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments made during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts.

	December 31,	December 31,
	2019	2018
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$365,861	$308,723
Retainages	$46,670	$57,885
Included in Other Assets:
Retainages	$1,412	$1,674
Advance billings on contracts	$75,425	$98,477

Retainages expected to be collected after one year are included in Other Assets. Of the long-term retainages at December 31, 2019, we anticipate collecting $0.3 million in 2021 and $1.1 million in 2022.

During the years ended December 31, 2019 and 2018, we recognized $62.3 million and $53.6 million of revenue that was in Advance billings on contracts at December 31, 2018 and January 1, 2018, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Of the remaining performance obligations on our contracts with customers at December 31, 2019, we expect to recognize revenues as follows:

	2020	2021	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$1,396	$1,013	$2,106	$4,515
Nuclear Power Group	217	174	339	730
Nuclear Services Group	32	1	10	43
Total Remaining Performance Obligations	$1,645	$1,188	$2,455	$5,288

NOTE 4 – EQUITY METHOD INVESTMENTS
We have investments in entities that we account for using the equity method. Our share of the undistributed earnings of our equity method investees were $16.1 million and $16.1 million at December 31, 2019 and 2018, respectively.
The following tables summarize combined balance sheet and income statement information for investments accounted for under the equity method:

	December 31,
	2019	2018
	(In thousands)
Current assets	$442,253	$449,369
Noncurrent assets	1,285	1,621
Total Assets	$443,538	$450,990
Current liabilities	$219,702	$234,464
Owners' equity	223,836	216,526
Total Liabilities and Owners' Equity	$443,538	$450,990

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Revenues	$3,716,548	$5,685,015	$678,080
Gross profit	$133,170	$172,673	$35,081
Net income	$130,949	$162,095	$35,081

Reimbursable costs recorded in revenues by the unconsolidated joint ventures in our Nuclear Services Group segment totaled $3,516.1 million, $5,339.7 million and $638.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. In 2018, we began to properly classify certain of our joint ventures as equity method investments resulting in the increases in the summarized financial information disclosed above.
Income taxes for the investees are the responsibility of the respective owners. Accordingly, no provision for income taxes has been recorded by the investees.

Reconciliations of net income per combined income statement information of our investees to equity in income of investees per our consolidated statements of income are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Equity income based on stated ownership percentages	$28,272	$30,787	$13,412
Timing of GAAP and other adjustments	652	(444)	200
Equity in income of investees	$28,924	$30,343	$13,612

Our transactions with unconsolidated affiliates were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Sales to	$14,668	$18,454	$22,259
Dividends received	$20,955	$22,237	$16,132
Capital contributions, net of returns	$(255)	$9,059	$2,789

At December 31, 2019 and 2018, Other Assets included amounts due from unconsolidated affiliates of $2.6 million and $4.3 million, respectively.
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
We are currently under audit by various state and international authorities. With few exceptions, we do not have any returns under examination for years prior to 2015.
We apply the provisions of FASB Topic Income Taxes regarding the treatment of uncertain tax positions. A reconciliation of unrecognized tax benefits (exclusive of interest and federal and state benefits) is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at beginning of period	$274	$1,680	$1,651
Increases based on tax positions taken in the current year	3,736	—	—
Increases based on tax positions taken in the prior years	—	—	—
Decreases based on tax positions taken in the prior years	—	—	—
Decreases due to settlements with tax authorities	—	—	—
Decreases due to lapse of applicable statute of limitation	(127)	(1,379)	—
Other, net	16	(27)	29
Balance at end of period	$3,899	$274	$1,680

The unrecognized tax benefits balance of $3.9 million at December 31, 2019 would reduce our effective tax rate if recognized.

We believe that, within the next 12 months, it is reasonably possible that our previously unrecognized tax benefits could decrease by $0.1 million.
Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Pension liability	$36,791	$37,528
Accrued warranty expense	2,365	2,639
Accrued vacation pay	7,077	6,821
Accrued liabilities for self-insurance (including postretirement health care benefits)	2,991	4,352
Accrued liabilities for executive and employee incentive compensation	12,121	11,835
Environmental and products liabilities	20,100	24,805
Lease liabilities	1,856	—
Investments in joint ventures and affiliated companies	4,702	8,977
Long-term contracts	10,790	6,046
State tax credits and net operating loss carryforward	7,297	6,349
Foreign tax credit and net operating loss carryforward	5,848	1,683
Other	8,798	2,998
Total deferred tax assets	120,736	114,033
Valuation allowance for deferred tax assets	(13,578)	(13,257)
Deferred tax assets	107,158	100,776
Deferred tax liabilities:
Property, plant and equipment	23,889	14,348
Right-of-use lease assets	10,446	—
Intangibles	14,134	24,358
Total deferred tax liabilities	48,469	38,706
Net deferred tax assets	$58,689	$62,070

The components of Income before Provision for Income Taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
U.S.	$270,569	$231,721	$255,194
Other than U.S.	43,173	48,424	40,586
Income before Provision for Income Taxes	$313,742	$280,145	$295,780

The components of Provision for Income Taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current:
U.S. – federal	$47,693	$14,680	$26,632
U.S. – state and local	2,180	4,597	3,023
Other than U.S.	15,398	16,117	24,299
Total current	65,271	35,394	53,954
Deferred:
U.S. – federal	7,975	20,327	107,844
U.S. – state and local	872	1,564	(158)
Other than U.S.	(5,053)	(4,445)	(14,225)
Total deferred	3,794	17,446	93,461
Provision for Income Taxes	$69,065	$52,840	$147,415

The following is a reconciliation of our income tax provision from the U.S. statutory federal tax rate to our consolidated effective tax rate:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory tax rate	21.0%	21.0%	35.0%
State and local income taxes	1.0%	2.1%	1.2%
Foreign rate differential	0.6%	0.7%	(1.4)%
Excess tax deductions on equity compensation	(0.7)%	(1.0)%	(2.0)%
Impact of U.S. Tax Cuts & Jobs Act	—%	(4.7)%	17.7%
Manufacturing deduction	—%	—%	(1.4)%
Minority interest	—%	—%	(0.1)%
Other	0.1%	0.8%	0.8%
Effective tax rate	22.0%	18.9%	49.8%

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
At December 31, 2019, we had a valuation allowance of $13.6 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.
The following is an analysis of our valuation allowance for deferred tax assets:

	Beginning Balance	Charges To Costs and Expenses	Charged To Other Accounts	Ending Balance
	(In thousands)
Year Ended December 31, 2019	$(13,257)	(414)	93	$(13,578)
Year Ended December 31, 2018	$(15,252)	2,017	(22)	$(13,257)
Year Ended December 31, 2017	$(17,226)	2,544	(570)	$(15,252)

We have state credits and state net operating losses of $9.2 million ($7.3 million net of federal tax benefit) available to offset future taxable income in various states. These state net operating loss carryforwards begin to expire in the year 2020. We are carrying a valuation allowance of $7.8 million ($6.2 million net of federal tax benefit) against the deferred tax asset related to the state credits and state loss carryforwards.
We would be subject to withholding taxes if we were to distribute earnings from certain foreign subsidiaries. As of December 31, 2019, the undistributed earnings of these subsidiaries were approximately $168.5 million, and our unrecognized deferred income tax liabilities of approximately $8.4 million would be payable upon the distribution of these earnings. All of our foreign earnings are considered indefinitely reinvested.
NOTE 6 – LONG-TERM DEBT
Our Long-Term Debt consists of the following:

	December 31,
	2019	2018
	(In thousands)
Secured Debt:
Senior Notes	$400,000	$400,000
Credit Facility	432,159	377,427
Less: Amounts due within one year	14,711	14,227
Long-Term Debt, gross	817,448	763,200
Less: Deferred debt issuance costs	8,006	9,583
Long-Term Debt	$809,442	$753,617

Maturities of Long-Term Debt subsequent to December 31, 2019 are as follows: 2020 – $14.7 million; 2021 – $14.7 million; 2022 – $14.7 million; 2023 – $388.0 million; 2024 – $0.0 million; and thereafter – $400.0 million.
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

The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of December 31, 2019, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Credit Facility will bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.25% to 2.0% per year or (2) the base rate or Canadian index rate, as applicable (described in the Credit Facility as the highest of (a) with respect to the base rate only, the federal funds rate plus 0.5%, (b) the one-month Eurocurrency rate plus 1.0% and (c) the administrative agent's prime rate or the Canadian prime rate, as applicable), plus, in each case, a margin ranging from 0.25% to 1.0% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.275% per year. Additionally, we are charged a letter of credit fee of between 1.25% and 2.0% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.2% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at December 31, 2019, the margin for Eurocurrency rate and base rate or Canadian index rate loans was 1.375% and 0.375%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.375% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of December 31, 2019, borrowings outstanding totaled $272.2 million and $160.0 million under our term loans and revolving line of credit, respectively, and letters of credit issued under the Credit Facility totaled $67.6 million. As a result, we had $272.4 million available for borrowings or to meet letter of credit requirements as of December 31, 2019. As of December 31, 2019, the weighted-average interest rate on outstanding borrowings under our Credit Facility was 3.29%.
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
On and after July 15, 2021, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to (i) 102.688% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on July 15, 2021, (ii) 101.344% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on July 15, 2022 and (iii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after July 15, 2023, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to July 15, 2021, the Company may also redeem up to 40.0% of the Senior Notes with net cash proceeds of certain equity offerings at a redemption price equal to 105.375% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to July 15, 2021, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100.0% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.

The Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants. As of December 31, 2019, we were in compliance with all covenants and agreements set forth in the Indenture and the Senior Notes.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of December 31, 2019, bonds issued and outstanding under these arrangements totaled approximately $73.3 million.
NOTE 7 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We have historically provided defined benefit retirement benefits, primarily through noncontributory pension plans, for most of our regular employees. Certain of our subsidiaries have made other benefits available to certain groups of employees, including postretirement health care and life insurance benefits. For salaried employees, all major U.S. and Canadian defined benefit retirement plans have been closed to new entrants, and benefit accruals have ceased. For hourly employees, certain defined benefit retirement plans have been closed to new entrants.
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

Obligations and Funded Status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2019	2018	2019	2018
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$1,186,186	$1,543,343	$60,405	$68,239
Service cost	9,123	9,593	545	620
Interest cost	46,307	47,496	2,254	2,121
Plan participants' contributions	321	60	550	584
Amendments	5,523	10,734	—	—
Acquisition	—	9,746	—	—
Settlements	(25,694)	(242,513)	—	—
Actuarial loss (gain)	139,909	(107,669)	(2,427)	(7,336)
Transfers	—	1,167	—	—
Foreign currency exchange rate changes	6,027	(12,010)	462	(870)
Benefits paid	(58,904)	(73,761)	(2,908)	(2,953)
Benefit obligation at end of period	$1,308,798	$1,186,186	$58,881	$60,405
Change in plan assets:
Fair value of plan assets at beginning of period	$1,024,091	$1,257,699	$43,945	$45,602
Actual return on plan assets	195,846	(53,299)	5,688	(772)
Plan participants' contributions	321	177	550	584
Company contributions	4,284	157,573	915	1,379
Settlements	(21,191)	(252,908)	—	—
Transfers	—	1,134	—	—
Foreign currency exchange rate changes	6,048	(12,524)	—	—
Benefits paid	(58,904)	(73,761)	(2,777)	(2,848)
Fair value of plan assets at the end of period	1,150,495	1,024,091	48,321	43,945
Funded status	$(158,303)	$(162,095)	$(10,560)	$(16,460)
Amounts recognized in the balance sheet consist of:
Prepaid postretirement benefit obligation	$—	$—	$14,012	$4,000
Prepaid pension	16,936	14,145	—	—
Accrued employee benefits	(3,218)	(3,191)	(1,313)	(1,240)
Accumulated postretirement benefit obligation	—	—	(23,259)	(19,220)
Pension liability	(172,021)	(173,049)	—	—
Accrued benefit liability, net	$(158,303)	$(162,095)	$(10,560)	$(16,460)
Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost (credit)	$22,356	$19,736	$(1,252)	$(1,563)
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$1,167,257	$1,058,828	N/A	N/A
Accumulated benefit obligation	$1,153,811	$1,048,252	$22,316	$18,429
Fair value of plan assets	$992,018	$882,588	$—	$—
Plans with plan assets in excess of accumulated benefit obligation:
Projected benefit obligation	$141,541	$127,358	N/A	N/A
Accumulated benefit obligation	$141,497	$127,378	$36,565	$41,976
Fair value of plan assets	$158,477	$141,503	$48,321	$43,945

We record the service cost component of net periodic benefit cost within Operating income on our consolidated statements of income. For the years ended December 31, 2019, 2018 and 2017, these amounts were $9.7 million, $10.2 million and $8.6 million, respectively. All other components of net periodic benefit cost are included in Other – net on our consolidated statements of income. For the years ended December 31, 2019, 2018 and 2017, these amounts were $(17.5) million, $0.7 million and $(16.6) million, respectively. Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits Year Ended December 31,			Other Benefits Year Ended December 31,
	2019	2018	2017	2019	2018	2017
	(In thousands)
Components of net periodic benefit cost:
Service cost	$9,123	$9,593	$8,031	$545	$620	$567
Interest cost	46,307	47,496	54,353	2,254	2,121	2,182
Expected return on plan assets	(69,809)	(80,939)	(83,617)	(2,514)	(2,540)	(2,383)
Amortization of prior service cost	2,903	2,221	2,074	(311)	(311)	(314)
Recognized net actuarial loss (gain)	9,353	36,738	8,322	(5,723)	(4,094)	2,741
Net periodic benefit cost (income)	$(2,123)	$15,109	$(10,837)	$(5,749)	$(4,204)	$2,793

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
We made contributions to our pension and postretirement benefit plans totaling $159.0 million during the year ended December 31, 2018. In August 2018, we accelerated $118.1 million of pension contributions to certain domestic pension plans in order to capture a tax benefit in our 2017 U.S. tax return due to the change in corporate tax rates.
Additional Information

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2019	2018	2019	2018
	(In thousands)
Decrease in accumulated other comprehensive income due to actuarial losses – before taxes	$(5,523)	$(10,734)	$—	$—

In the current fiscal year, we have recognized expense (income) in other comprehensive income as a component of net periodic benefit cost of approximately $2.9 million and $(0.3) million for our pension benefits and other benefits, respectively. In the next fiscal year, we expect to recognize expense (income) in other comprehensive income as a component of net periodic benefit cost of approximately $4.1 million and $(0.2) million for our pension benefits and other benefits, respectively.

Assumptions

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Weighted-average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	3.31%	4.30%	3.21%	4.25%

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate to determine service cost	3.74%	3.32%	3.84%	3.93%	3.91%	4.29%
Discount rate to determine interest cost	3.98%	3.56%	3.17%	3.92%	3.50%	3.71%
Expected return on plan assets	6.95%	6.95%	7.00%	5.68%	5.70%	5.71%

The expected return on plan assets rate assumptions are based on the long-term expected returns for the investment mix of assets in the portfolio. In setting these rates, we use a building-block approach. Historical real return trends for the various asset classes in the plan's portfolio are combined with anticipated future market conditions to estimate the real rate of return for each asset class. These rates are then adjusted for anticipated future inflation to estimate nominal rates of return for each class. The expected rate of return on plan assets is then determined to be the weighted-average nominal return based on the weightings of the classes within the total asset portfolio. We are using an expected return on plan assets assumption of 7.2% for the majority of our existing pension plan assets (approximately 86% of our total pension assets at December 31, 2019).
Our existing other benefit plans are unfunded, with the exception of the NFS postretirement benefit plans. These plans provide health benefits to certain salaried and hourly employees, as well as retired employees, of NFS. All of the assets for these postretirement benefit plans are contributed into a Voluntary Employees' Beneficiary Association trust.

	2019	2018
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	7.00%	7.25%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2030	2030

Assumed health care cost trend rates have a significant effect on the amounts we report for our health care plan. A one-percentage-point change in our assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost	$300	$(247)
Effect on postretirement benefit obligation	$5,470	$(4,624)

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
The assets of the domestic pension plans are commingled for investment purposes and held by the trustee in the BWXT Master Trust (the "Master Trust"). For the years ended December 31, 2019 and 2018, the investment returns on domestic plan assets of the Master Trust (net of deductions for management fees) were approximately 21% and (4)%, respectively.
The following is a summary of the asset allocations for the Master Trust at December 31, 2019 and 2018 by asset category:

	December 31,
	2019	2018
Asset Category:
Fixed Income (excluding U.S. Government Securities)	33%	33%
Commingled and Mutual Funds	27%	27%
U.S. Government Securities	22%	24%
Partnerships with Security Holdings	5%	7%
Real Estate	7%	7%
Other	6%	2%
Total	100%	100%

The target allocation for 2020 for the domestic plans, by asset class, is as follows:

Asset Class:
Fixed Income	55%
Equities	28%
Other	17%

Foreign Plans
We sponsor various plans through certain of our Canadian subsidiaries.
The combined weighted-average asset allocations of these plans at December 31, 2019 and 2018 by asset category were as follows:

	December 31,
	2019	2018
Asset Category:
Fixed Income	62%	46%
Equity Securities and Commingled Mutual Funds	35%	51%
Other	3%	3%
Total	100%	100%

The target allocation for 2020 for the Canadian plans, by asset class, is as follows:

Asset Class:
Fixed Income	65%
Global Equity	19%
U.S. Equity	16%

Fair Value
See Note 14 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total investments for our plans measured at fair value at December 31, 2019:

	12/31/2019	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Pension and Other Benefits:
Fixed Income	$453,390	$—	$355,064	$—	$98,326
Commingled and Mutual Funds	334,786	58,161	—	—	276,625
U.S. Government Securities	220,606	216,300	4,306	—	—
Partnerships with Security Holdings	52,840	—	—	—	52,840
Real Estate	65,821	—	—	—	65,821
Other	47,550	—	—	—	47,550
Cash and Accrued Items	23,823	17,180	6,643	—	—
Total Assets	$1,198,816	$291,641	$366,013	$—	$541,162
The following is a summary of total investments for our plans measured at fair value at December 31, 2018:

	12/31/2018	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Pension and Other Benefits:
Fixed Income	$380,925	$—	$315,691	$—	$65,234
Commingled and Mutual Funds	320,210	47,975	—	—	272,235
U.S. Government Securities	218,074	214,427	3,647	—	—
Partnerships with Security Holdings	62,309	—	—	—	62,309
Real Estate	61,219	—	—	—	61,219
Cash and Accrued Items	25,299	21,542	3,757	—	—
Total Assets	$1,068,036	$283,944	$323,095	$—	$460,997

In accordance with FASB Topic Fair Value Measurements, certain investments that were measured at net asset value per share (or its equivalent) ("NAV") have not been classified in the fair value hierarchy. These investments are measured on the fair value of the underlying investments but may not be redeemable at that fair value. When appropriate, we adjust these net asset values for contributions and distributions, if any, made during the period beginning on the latest NAV valuation date and ending on our measurement date. We also consider available market data, relevant index returns, preliminary estimates from our investees and other data obtained through research and consultation with third-party advisors in determining the fair value of these investments.
Cash Flows

	Domestic Plans		Foreign Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2020	$—	$85	$3,608	N/A
Expected benefit payments:
2020	$57,550	$2,822	$6,820	$447
2021	$59,995	$2,890	$6,933	$493
2022	$62,010	$2,950	$7,165	$499
2023	$63,804	$2,965	$7,310	$528
2024	$65,194	$3,003	$7,413	$536
2025-2029	$335,013	$14,062	$41,293	$3,171

Defined Contribution Plans
We also provide benefits under the BWXT Thrift Plan (the "Thrift Plan"). The Thrift Plan generally provides for matching employer contributions of 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, lay-off or approved disability. These matching employer contributions are made in cash and invested at the employees' discretion. We also provide service-based cash contributions under the Thrift Plan to employees not accruing benefits under our defined benefit plans. Our Canadian Plans also include a defined contribution component whereby we make cash, service-based contributions. Amounts charged to expense for employer contributions under our defined contribution plans totaled approximately $31.7 million, $31.3 million and $29.1 million in the years ended December 31, 2019, 2018 and 2017, respectively.
NOTE 8 – CAPITAL STOCK
In October 2015, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock of up to an aggregate market value of $300 million; this authorization expired on February 26, 2018. On February 24, 2017, our Board of Directors authorized an additional share repurchase of up to an aggregate market value of $150 million; this authorization became fully utilized in November 2018. On November 6, 2018, our Board of Directors authorized an additional share repurchase of up to an aggregate market value of $250 million during a three-year period from November 6, 2018 to November 6, 2021.
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

In the year ended December 31, 2019, we repurchased 443,877 shares of our common stock for $20.0 million. In the year ended December 31, 2018, we repurchased 4,523,934 shares of our common stock for approximately $214.7 million. In the year ended December 31, 2017, we received 846,568 shares under the final settlement of the ASR Agreement and made no other share repurchases. As of December 31, 2019, we had approximately $165.3 million available to us for share repurchase under the $250 million authorization described above.
NOTE 9 – STOCK-BASED COMPENSATION
2010 Long-Term Incentive Plan of BWX Technologies, Inc.
Members of the Board of Directors, executive officers, key employees and consultants are eligible to participate in the 2010 Long-Term Incentive Plan of BWX Technologies, Inc. (the "Plan"). The Compensation Committee of the Board of Directors selects the participants for the Plan. The Plan provides for a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units, performance shares and performance units, subject to satisfaction of specific performance goals. Shares subject to awards under the Plan that are cancelled, forfeited, terminated or expire unexercised, shall immediately become available for the granting of awards under the Plan. As part of the approval of the Plan, 10,000,000 shares of common stock were initially authorized for issuance through the Plan, with an additional 2,300,000 authorized for issuance in 2014. Options to purchase shares are granted at not less than 100% of the fair market value closing price on the date of grant, become exercisable at such time or times as determined when granted and expire not more than ten years after the date of grant.
At December 31, 2019, we had awarded 9,109,541 shares under the Plan and had a total of 3,190,459 shares of our common stock available for future awards. In the event of a change in control of the Company, the terms of the awards under the Plan contain provisions that may cause restrictions to lapse and accelerate the vesting of awards.
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
Stock-based compensation expense for all of our plans recognized for the years ended December 31, 2019, 2018 and 2017 totaled $14.8 million, $10.8 million and $18.5 million, respectively, with associated tax benefit totaling $2.5 million, $1.7 million and $3.7 million, respectively. Included in stock-based compensation expense for the year ended December 31, 2017 is $2.5 million associated with an executive reorganization that resulted in the acceleration of previously granted equity awards.
As of December 31, 2019, unrecognized estimated compensation expense related to nonvested awards was $13.3 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options
The following table summarizes activity for our stock options for the year ended December 31, 2019 (share data in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of period	571	$23.44
Granted	—	N/A
Exercised	(246)	$22.85
Cancelled/expired/forfeited	(1)	$20.31
Outstanding at end of period	324	$23.91	3.1 Years	$12.4
Exercisable at end of period	324	$23.91	3.1 Years	$12.4
The aggregate intrinsic value included in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2019. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.
During the years ended December 31, 2019, 2018 and 2017, the total intrinsic value of stock options exercised was $8.1 million, $8.5 million and $22.6 million, respectively. The actual tax benefits realized related to the stock options exercised during the year ended December 31, 2019 totaled $1.1 million.
Performance Shares
Nonvested performance shares as of December 31, 2019 and changes during the year ended December 31, 2019 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	639	$43.06
Adjustment to assumed vesting percentage	13	$48.52
Granted	140	$51.78
Vested	(368)	$34.64
Cancelled/forfeited	(15)	$53.97
Nonvested at end of period	409	$53.39

The actual number of shares in which each participant vests is dependent upon achievement of certain return on invested capital and diluted earnings per share targets over a three-year performance period. The number of shares in which participants can vest ranges from zero to 200% of the initial performance shares granted, to be determined upon completion of the three-year performance period. The nonvested shares at the end of the period in the table above assumes weighted-average vesting of 114%.
The actual tax benefits realized related to the performance shares vested during the year ended December 31, 2019 totaled $3.3 million.

Restricted Stock Units
Nonvested restricted stock units as of December 31, 2019 and changes during the year ended December 31, 2019 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	160	$51.85
Granted	123	$51.36
Vested	(110)	$46.96
Cancelled/forfeited	(7)	$55.22
Nonvested at end of period	166	$54.51

The actual tax benefits realized related to the restricted stock units vested during the year ended December 31, 2019 totaled $0.8 million.
Cash-Settled Stock Appreciation Rights
The following table summarizes activity for our stock appreciation rights for the year ended December 31, 2019 (unit data in thousands):

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of period	64	$22.92
Granted	—	N/A
Exercised	(9)	$20.00
Cancelled/expired/forfeited	—	N/A
Outstanding at end of period	55	$23.39	3.0 Years	$2.1
Exercisable at end of period	55	$23.39	3.0 Years	$2.1
The aggregate intrinsic value included in the table above represents the total pre-tax intrinsic value that would have been received by the stock appreciation rights holders had all holders exercised their rights on December 31, 2019. The intrinsic value is calculated as the total number of stock appreciation rights multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the stock appreciation rights. This amount changes based on the price of our common stock.
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
As of December 31, 2019, we had 5,207 nonvested units valued at $62.08 per share with an assumed weighted-average vesting of 124%. The fair value is based on our closing stock price as of December 31, 2019 and is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.
Cash-Settled Restricted Stock Units
As of December 31, 2019, we had 1,193 nonvested units valued at $62.08 per share. The fair value is based on our closing stock price as of December 31, 2019 and is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.

NOTE 10 – COMMITMENTS AND CONTINGENCIES
Investigations and Litigation
Due to the nature of our business, we are, from time to time, involved in investigations, litigation, disputes or claims related to our business activities, including, among other things:

•	performance- or warranty-related matters under our customer and supplier contracts and other business arrangements; and

•	workers' compensation, employment, premises liability and other claims.
Based upon our prior experience, we do not expect that any of these litigation proceedings, disputes and claims will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Environmental Matters
We have been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA") and other environmental laws. These laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of wastes to any of these sites. On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows in any given year.
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
The NRC's decommissioning regulations require our Nuclear Operations Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its two licensed facilities at the end of their service lives. We provided financial assurance totaling $61.8 million and $56.2 million during the years ended December 31, 2019 and 2018 respectively, with surety bonds for the ultimate decommissioning of these licensed facilities. These facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. These surety bonds are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC's decommissioning regulations require our Nuclear Power Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its CNSC-licensed facilities at the end of their service lives. We provided financial assurance totaling $47.0 million and $45.1 million during the years ended December 31, 2019 and 2018, respectively, with letters of credit and surety bonds for the ultimate decommissioning of these licensed facilities.
Our compliance with federal, foreign, state and local environmental control and protection regulations resulted in pre-tax charges of approximately $15.9 million, $14.7 million and $14.1 million in the years ended December 31, 2019, 2018 and 2017, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $1.4 million, $1.7 million and $0.9 million in the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019 and 2018, we had total environmental accruals (including asset retirement obligations) of $90.8 million and $104.9 million, respectively. Of our total environmental accruals at December 31, 2019 and 2018, $10.4 million and $18.5 million, respectively, were included in current liabilities. Inherent in the estimates of these accruals are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.

NOTE 11 – RISKS AND UNCERTAINTIES
Revenue Recognized Over Time
As of December 31, 2019, in accordance with the method of recognizing revenue over time, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-price contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.
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
NOTE 12 – FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK
The primary customer of our Nuclear Operations Group and Nuclear Services Group segments is the U.S. Government, including some of its contractors. Our Nuclear Power Group segment's major customers are large utilities. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In the years ended December 31, 2019, 2018 and 2017, U.S. Government contracts accounted for approximately 77%, 79% and 81% of our total consolidated revenues, respectively. Accounts receivable due directly or indirectly from the U.S. Government represented 67% and 63% of net receivables at December 31, 2019 and 2018, respectively. See Note 15 for additional information about our operations in different geographic areas.
We believe that our provision for possible losses on uncollectable accounts receivable is adequate for our credit loss exposure. At December 31, 2019 and 2018, the allowances for possible losses that we deducted from Accounts receivable – trade, net on our consolidated balance sheets were $0.2 million and $0.1 million, respectively.

NOTE 13 – INVESTMENTS
The following is a summary of our investments at December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity securities
Equities	$417	$1,755	$—	$2,172
Mutual funds	4,988	697	—	5,685
Available-for-sale securities
U.S. Government and agency securities	2,039	5	—	2,044
Corporate bonds	3,103	380	—	3,483
Asset-backed securities and collateralized mortgage obligations	132	—	(53)	79
Total	$10,679	$2,837	$(53)	$13,463
The following is a summary of our investments at December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity securities
Equities	$908	$255	$—	$1,163
Mutual funds	4,699	—	(5)	4,694
Available-for-sale securities
U.S. Government and agency securities	2,216	11	—	2,227
Corporate bonds	2,850	—	(47)	2,803
Asset-backed securities and collateralized mortgage obligations	144	—	(52)	92
Total	$10,817	$266	$(104)	$10,979

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
(In thousands)
Year Ended December 31, 2019	$—	$—	$—
Year Ended December 31, 2018	$—	$—	$—
Year Ended December 31, 2017	$148	$108	$—

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
Investments
Investments primarily include U.S. Government and agency securities, corporate bonds and equities and mutual funds.
In general, and where applicable, we principally use a composite of observable prices and quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 and Level 2 investments.
Fair Value Measurements
The following is a summary of our investments measured at fair value at December 31, 2019:

	12/31/2019	Level 1	Level 2	Level 3
	(In thousands)
Equity securities
Equities	$2,172	$—	$2,172	$—
Mutual funds	5,685	—	5,685	—
Available-for-sale securities
U.S. Government and agency securities	2,044	2,044	—	—
Corporate bonds	3,483	1,855	1,628	—
Asset-backed securities and collateralized mortgage obligations	79	—	79	—
Total	$13,463	$3,899	$9,564	$—
The following is a summary of our investments measured at fair value at December 31, 2018:

	12/31/2018	Level 1	Level 2	Level 3
	(In thousands)
Equity securities
Equities	$1,163	$—	$1,163	$—
Mutual funds	4,694	—	4,694	—
Available-for-sale securities
U.S. Government and agency securities	2,227	2,227	—	—
Corporate bonds	2,803	1,433	1,370	—
Asset-backed securities and collateralized mortgage obligations	92	—	92	—
Total	$10,979	$3,660	$7,319	$—

Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At December 31, 2019 and 2018, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $(0.8) million and $0.7 million, respectively.

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
Long-term and short-term debt. We base the fair values of debt instruments, including our Senior Notes, on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At December 31, 2019 and 2018, the fair value of our Senior Notes was $423.5 million and $384.9 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at December 31, 2019 and 2018.

NOTE 15 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. The operations of our segments are managed separately, and each segment has unique technology, services and customer classes. We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses and gains (losses) on sales of corporate assets.
1. Information about Operations in our Different Industry Segments:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
REVENUES (1):
Nuclear Operations Group	$1,428,587	$1,319,170	$1,271,861
Nuclear Power Group	352,640	365,911	285,831
Nuclear Services Group	131,339	122,438	137,249
Eliminations	(17,646)	(7,630)	(7,203)
	$1,894,920	$1,799,889	$1,687,738

(1)	Segment revenues are net of the following intersegment transfers:

Nuclear Operations Group Transfers	$(4,382)	$(4,004)	$(1,322)
Nuclear Power Group Transfers	(208)	(308)	(246)
Nuclear Services Group Transfers	(13,056)	(3,318)	(5,635)
	$(17,646)	$(7,630)	$(7,203)

OPERATING INCOME:
Nuclear Operations Group	$298,328	$271,405	$267,930
Nuclear Power Group	53,815	52,270	36,548
Nuclear Services Group	14,226	20,374	22,083
Other	(23,099)	(18,074)	(10,688)
	$343,270	$325,975	$315,873
Unallocated Corporate (1)	(17,749)	(20,998)	(23,650)
Total Operating Income (2)	$325,521	$304,977	$292,223
Other Income (Expense)	(11,779)	(24,832)	3,557
Income before Provision for Income Taxes	$313,742	$280,145	$295,780

(1)	Unallocated Corporate includes general corporate overhead not allocated to segments.

(2)	The following amounts are included in Operating Income:

Losses (Gains) on Asset Disposals and Impairments, Net:
Nuclear Operations Group	$(6)	$—	$(65)
Nuclear Power Group	103	(179)	(129)
Nuclear Services Group	2,727	—	—
Other	—	467	—
Unallocated Corporate	—	(224)	—
	$2,824	$64	$(194)
Equity in Income of Investees:
Nuclear Operations Group	$—	$—	$—
Nuclear Power Group	—	—	—
Nuclear Services Group	28,924	30,343	13,612
Other	—	—	—
	$28,924	$30,343	$13,612

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
CAPITAL EXPENDITURES:
Nuclear Operations Group	$133,279	$93,360	$86,323
Nuclear Power Group	38,053	4,710	3,856
Nuclear Services Group	1,169	974	1,514
Other	2,597	2,780	628
Segment Capital Expenditures	175,098	101,824	92,321
Corporate Capital Expenditures	7,026	7,514	4,559
Total Capital Expenditures	$182,124	$109,338	$96,880
DEPRECIATION AND AMORTIZATION:
Nuclear Operations Group	$33,231	$32,132	$31,289
Nuclear Power Group	17,054	17,154	13,751
Nuclear Services Group	3,246	3,401	3,702
Other	787	—	—
Segment Depreciation and Amortization	54,318	52,687	48,742
Corporate Depreciation and Amortization	7,404	7,410	7,815
Total Depreciation and Amortization	$61,722	$60,097	$56,557

	December 31,
	2019	2018	2017
	(In thousands)
SEGMENT ASSETS:
Nuclear Operations Group	$986,827	$878,758	$947,055
Nuclear Power Group	580,413	482,763	313,959
Nuclear Services Group	177,952	180,441	161,948
Other	3,751	5,557	2,511
Segment Assets	1,748,943	1,547,519	1,425,473
Corporate Assets	159,970	107,577	286,866
Total Assets	$1,908,913	$1,655,096	$1,712,339
INVESTMENT IN UNCONSOLIDATED AFFILIATES:
Nuclear Operations Group	$—	$—	$—
Nuclear Power Group	—	—	—
Nuclear Services Group	70,116	63,746	43,266
Other	—	—	—
Total Investment in Unconsolidated Affiliates	$70,116	$63,746	$43,266

2. Information about our Product and Service Lines:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
REVENUES:
Nuclear Operations Group:
Government Programs	$1,368,555	$1,311,886	$1,262,929
Commercial Operations	60,032	7,284	8,932
	1,428,587	1,319,170	1,271,861
Nuclear Power Group:
Nuclear Manufacturing	243,472	201,628	158,931
Nuclear Services and Engineering	109,168	164,283	126,900
	352,640	365,911	285,831
Nuclear Services Group:
Nuclear Environmental Services	102,726	96,566	101,056
Management & Operation Contracts of U.S. Government Facilities	—	—	9,746
Nuclear Services and Advanced Reactor Design and Engineering	28,613	25,872	26,447
	131,339	122,438	137,249
Other:	—	—	—
Eliminations	(17,646)	(7,630)	(7,203)
	$1,894,920	$1,799,889	$1,687,738

3. Information about our Consolidated Operations in Different Geographic Areas:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
REVENUES (1):
U.S.	$1,572,085	$1,446,791	$1,408,817
Canada	287,971	294,913	245,073
All Other Countries	34,864	58,185	33,848
	$1,894,920	$1,799,889	$1,687,738

(1)	We allocate geographic revenues based on the location of the customers' operations.

	December 31,
	2019	2018	2017
	(In thousands)
NET PROPERTY, PLANT AND EQUIPMENT:
U.S.	$494,202	$390,632	$308,561
Canada	86,039	48,607	40,068
	$580,241	$439,239	$348,629

4. Information about our Major Customers:
In the years ended December 31, 2019, 2018 and 2017, sales to the U.S. Government accounted for approximately 77%, 79% and 81% of our total consolidated revenues, respectively, all of which were included in our Nuclear Operations Group and Nuclear Services Group segments.

NOTE 16 – QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019 Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(In thousands, except per share amounts)
Revenues	$416,454	$471,231	$506,000	$501,235
Operating income (1)	$63,644	$80,535	$98,462	$82,880
Equity in income of investees	$7,682	$6,862	$7,874	$6,506
Net Income Attributable to BWX Technologies, Inc.	$48,978	$58,878	$74,810	$61,449
Earnings per common share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.51	$0.62	$0.78	$0.64
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.51	$0.62	$0.78	$0.64

(1)	Includes equity in income of investees.

	Year Ended December 31, 2018 Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(In thousands, except per share amounts)
Revenues	$457,463	$438,921	$425,507	$477,998
Operating income (1)	$79,888	$71,549	$50,395	$103,145
Equity in income of investees	$7,150	$6,225	$9,323	$7,645
Net Income Attributable to BWX Technologies, Inc.	$66,441	$60,663	$77,919	$21,935
Earnings per common share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.67	$0.61	$0.78	$0.22
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.66	$0.60	$0.78	$0.22

(1)	Includes equity in income of investees.
In the quarter ended September 30, 2018, we recognized $12.5 million of benefit in our provision for income taxes related to the remeasurement of our deferred tax assets as a result of accelerating additional contributions to certain of our domestic pension plans for inclusion in our 2017 U.S. tax return.
We immediately recognize actuarial gains (losses) for our pension and postretirement benefit plans in earnings as a component of net periodic benefit cost. Recorded in the quarters ended December 31, 2019 and 2018, the effects of these adjustments on pre-tax income were $(3.6) million and $(67.8) million, respectively. Additionally, we recorded an interim net actuarial gain of $35.1 million in the quarter ended September 30, 2018 as a result of the purchase of a group annuity contract to transfer certain domestic pension benefit obligations to an insurance company, which included a $10.4 million settlement loss and a $45.5 million actuarial gain.

NOTE 17 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except shares and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$244,115	$226,958	$147,844
Weighted-average common shares	95,377,414	99,062,087	99,334,472
Basic earnings per common share	$2.56	$2.29	$1.49
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$244,115	$226,958	$147,844
Weighted-average common shares (basic)	95,377,414	99,062,087	99,334,472
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	433,124	956,966	1,034,718
Adjusted weighted-average common shares	95,810,538	100,019,053	100,369,190
Diluted earnings per common share	$2.55	$2.27	$1.47

(1)	At December 31, 2019, 2018 and 2017, we excluded 0, 0 and 41,854 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. It should be noted that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2019. Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2019, and their report is included in Item 9A.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of BWX Technologies, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BWX Technologies, Inc. and subsidiaries (the Company) as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of the Company and our report dated February 24, 2020 expressed an unqualified opinion on those financial statements.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 24, 2020

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors," "Named Executive Profiles," and "Executive Officer Profiles" in the Proxy Statement for our 2020 Annual Meeting of Stockholders. The information required by this item with respect to compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading "Section 16(a) Beneficial Ownership Compliance" in the Proxy Statement for our 2020 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit and Finance Committee financial experts is incorporated by reference to the material appearing in "Director Independence" and "Audit and Finance Committee" under the heading "Corporate Governance – Board of Directors and Its Committees" in the Proxy Statement for our 2020 Annual Meeting of Stockholders.
We have adopted a Code of Business Conduct for our employees and directors, including, specifically, our chief executive officer, our chief financial officer, our chief accounting officer and our other executive officers. Our code satisfies the requirements for a "code of ethics" within the meaning of SEC rules. A copy of the code is posted on our web site, www.bwxt.com under "About Us – Corporate Citizenship – Ethics and Compliance."

Item 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the material appearing under the headings "Compensation Discussion and Analysis," "Compensation of Directors," "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation" section under the heading "Corporate Governance – Board of Directors and Its Committees," and "Compensation Committee Report" in the Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the material appearing under the headings "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the headings "Corporate Governance – Director Independence" and "Certain Relationships and Related Transactions" in the Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the material appearing under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2020" in the Proxy Statement for our 2020 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report or incorporated by reference:

1.	CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements for the Years Ended December 31, 2019, 2018 and 2017

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

3.1
Restated Certificate of Incorporation of the Company, dated May 14, 2019 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2019 (File No. 1-34658)).

3.3
Amended and Restated Bylaws, dated November 1, 2019 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 1-34658)).

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

4.3
First Supplemental Indenture, dated May 24, 2019, among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 1-34658)).

4.4	Description of the Company's Securities Registered under Section 12 of the Securities Exchange Act of 1934.

10.1
Credit Agreement, dated as of May 24, 2018, among BWX Technologies, Inc., as administrative borrower, BWXT Canada Ltd., as the Canadian borrower, Wells Fargo Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 24, 2018 (File No. 1-34658)).

Exhibit Number	Description

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

10.14*
Form of 2019 Performance Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2019 (File No. 1-34658)).

10.15*
Form of 2019 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2019 (File No. 1-34658)).

10.16*
Form of 2018 Performance Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2018 (File No. 1-34658)).

10.17*
Form of 2018 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2018 (File No. 1-34658)).

10.18*
Form of 2017 Performance Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2016 (File No. 1-34658)).

Exhibit Number	Description

10.19*
Form of 2017 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2016 (File No. 1-34658)).

10.20*
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

10.22*
Form of Agreement to Convert Units Payable in BWE Shares into Units Payable in BWXT Shares (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-34658)).

10.23*
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

10.26*
Form of 2015 Restricted Stock Unit Grant Agreement (cliff vesting) for Employees (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-34658)).

10.27*
BWX Technologies, Inc. Executive Severance Plan amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.28*
2010 Long-Term Incentive Plan of the Company as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.29*
Form of Restructuring Transaction Retention Agreement between the Company and certain of our executive officers, dated November 5, 2014 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.30*
Form of Restructuring Transaction Severance Agreement between the Company and certain of our executive officers, dated November 5, 2014 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated October 31, 2014 (File No. 1-34658)).

10.31*
Employee Matters Agreement, dated as of June 8, 2015, by and between the Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

10.32
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

10.35
Reinsurance Novation and Assumption Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company and Dampkraft Insurance Company (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.36
Novation and Assumption Agreement, dated as of June 19, 2015, by and among the Company, Babcock & Wilcox Enterprises, Inc., Dampkraft Insurance Company and Creole Insurance Company (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.37*
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

10.39
Joinder Agreement, dated as of May 24, 2019, between BWXT Advanced Technologies LLC and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 1-34658)).

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

BWX TECHNOLOGIES, INC.

/s/ Rex D. Geveden
February 24, 2020	By:	Rex D. Geveden
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ Rex D. Geveden	President and Chief Executive Officer
Rex D. Geveden	(Principal Executive Officer)

/s/ David S. Black	Senior Vice President and Chief Financial Officer
David S. Black	(Principal Financial Officer and Duly Authorized Representative)

/s/ Jason S. Kerr	Vice President and Chief Accounting Officer
Jason S. Kerr	(Principal Accounting Officer and Duly Authorized Representative)

/s/ John A. Fees	Non-Executive Chairman
John A. Fees

/s/ Jan A. Bertsch	Director
Jan A. Bertsch

/s/ Gerhard F. Burbach	Director
Gerhard F. Burbach

/s/ James M. Jaska	Director
James M. Jaska

/s/ Kenneth J. Krieg	Director
Kenneth J. Krieg

/s/ Robb A. LeMasters	Director
Robb A. LeMasters

/s/ Leland D. Melvin	Director
Leland D. Melvin

/s/ Robert L. Nardelli	Director
Robert L. Nardelli

/s/ Barbara A. Niland	Director
Barbara A. Niland

/s/ Charles W. Pryor Jr.	Director
Charles W. Pryor Jr.
February 24, 2020