Form 10-Q
period 2020-03-31
BWX Technologies, Inc.
filed 2020-05-04
CIK 1486957

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
For the quarterly period ended March 31, 2020.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at April 30, 2020 was 95,228,613.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2020	December 31, 2019
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$77,627	$86,540
Restricted cash and cash equivalents	3,066	3,056
Investments	3,694	5,843
Accounts receivable – trade, net	63,051	56,721
Accounts receivable – other	11,292	13,426
Retainages	62,385	46,670
Contracts in progress	407,854	376,037
Other current assets	37,226	41,462
Assets held for sale	20,845	—
Total Current Assets	687,040	629,755
Property, Plant and Equipment, Net	594,157	580,241
Investments	6,291	7,620
Goodwill	271,593	275,502
Deferred Income Taxes	55,129	58,689
Investments in Unconsolidated Affiliates	71,754	70,116
Intangible Assets	185,678	191,392
Other Assets	94,961	95,598
TOTAL	$1,966,603	$1,908,913
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2020	December 31, 2019
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$13,924	$14,711
Accounts payable	123,975	170,678
Accrued employee benefits	54,190	82,640
Accrued liabilities – other	44,825	52,213
Advance billings on contracts	80,065	75,425
Accrued warranty expense	4,873	9,042
Income taxes payable	18,721	—
Liabilities associated with assets held for sale	2,585	—
Total Current Liabilities	343,158	404,709
Long-Term Debt	911,312	809,442
Accumulated Postretirement Benefit Obligation	22,066	23,259
Environmental Liabilities	80,634	80,368
Pension Liability	164,031	172,508
Other Liabilities	15,890	14,515
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 126,888,659 and 126,579,285 shares at March 31, 2020 and December 31, 2019, respectively	1,269	1,266
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	138,500	134,069
Retained earnings	1,401,628	1,344,383
Treasury stock at cost, 31,660,046 and 31,266,670 shares at March 31, 2020 and December 31, 2019, respectively	(1,093,240)	(1,068,164)
Accumulated other comprehensive income (loss)	(18,645)	(7,448)
Stockholders' Equity – BWX Technologies, Inc.	429,512	404,106
Noncontrolling interest	—	6
Total Stockholders' Equity	429,512	404,112
TOTAL	$1,966,603	$1,908,913
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2020	2019
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$542,208	$416,454
Costs and Expenses:
Cost of operations	392,443	303,635
Research and development costs	4,603	5,174
Selling, general and administrative expenses	52,958	51,683
Total Costs and Expenses	450,004	360,492
Equity in Income of Investees	6,063	7,682
Operating Income	98,267	63,644
Other Income (Expense):
Interest income	231	415
Interest expense	(7,967)	(8,703)
Other – net	7,917	7,521
Total Other Income (Expense)	181	(767)
Income before Provision for Income Taxes	98,448	62,877
Provision for Income Taxes	22,828	13,767
Net Income	$75,620	$49,110
Net Income Attributable to Noncontrolling Interest	(121)	(132)
Net Income Attributable to BWX Technologies, Inc.	$75,499	$48,978
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.79	$0.51
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.79	$0.51
Shares used in the computation of earnings per share (Note 10):
Basic	95,412,351	95,255,109
Diluted	95,756,372	95,821,354
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2020	2019
	(Unaudited) (In thousands)
Net Income	$75,620	$49,110
Other Comprehensive Income (Loss):
Currency translation adjustments	(11,940)	943
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $(109) and $164, respectively	313	(441)
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $(138) and $49, respectively	420	(141)
Amortization of benefit plan costs, net of tax benefit of $(167) and $(136), respectively	610	511
Investments:
Unrealized (losses) gains arising during the period, net of tax provision of $(2) and $(7), respectively	(600)	24
Other Comprehensive Income (Loss)	(11,197)	896
Total Comprehensive Income	64,423	50,006
Comprehensive Income Attributable to Noncontrolling Interest	(121)	(132)
Comprehensive Income Attributable to BWX Technologies, Inc.	$64,302	$49,874
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2019	126,579,285	$1,266	$134,069	$1,344,383	$(7,448)	$(1,068,164)	$404,106	$6	$404,112
Net income	—	—	—	75,499	—	—	75,499	121	75,620
Dividends declared ($0.19 per share)	—	—	—	(18,254)	—	—	(18,254)	—	(18,254)
Currency translation adjustments	—	—	—	—	(11,940)	—	(11,940)	—	(11,940)
Derivative financial instruments	—	—	—	—	733	—	733	—	733
Defined benefit obligations	—	—	—	—	610	—	610	—	610
Available-for-sale investments	—	—	—	—	(600)	—	(600)	—	(600)
Exercises of stock options	56,431	1	1,331	—	—	—	1,332	—	1,332
Shares placed in treasury	—	—	—	—	—	(25,076)	(25,076)	—	(25,076)
Stock-based compensation charges	252,943	2	3,100	—	—	—	3,102	—	3,102
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(127)	(127)
Balance March 31, 2020 (unaudited)	126,888,659	$1,269	$138,500	$1,401,628	$(18,645)	$(1,093,240)	$429,512	$—	$429,512

Balance December 31, 2018	125,871,866	$1,259	$115,725	$1,166,762	$(10,289)	$(1,037,795)	$235,662	$39	$235,701
Recently adopted accounting standards	—	—	—	(1,219)	77	—	(1,142)	—	(1,142)
Net income	—	—	—	48,978	—	—	48,978	132	49,110
Dividends declared ($0.17 per share)	—	—	—	(16,323)	—	—	(16,323)	—	(16,323)
Currency translation adjustments	—	—	—	—	943	—	943	—	943
Derivative financial instruments	—	—	—	—	(582)	—	(582)	—	(582)
Defined benefit obligations	—	—	—	—	511	—	511	—	511
Available-for-sale investments	—	—	—	—	24	—	24	—	24
Exercises of stock options	58,655	1	1,275	—	—	—	1,276	—	1,276
Shares placed in treasury	—	—	—	—	—	(29,027)	(29,027)	—	(29,027)
Stock-based compensation charges	449,275	4	2,525	—	—	—	2,529	—	2,529
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(146)	(146)
Balance March 31, 2019 (unaudited)	126,379,796	$1,264	$119,525	$1,198,198	$(9,316)	$(1,066,822)	$242,849	$25	$242,874
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$75,620	$49,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,614	15,122
Income of investees, net of dividends	(1,929)	(2,960)
Recognition of losses for pension and postretirement plans	777	647
Stock-based compensation expense	3,102	2,529
Other, net	283	(1,663)
Changes in assets and liabilities:
Accounts receivable	(2,092)	5,812
Accounts payable	(21,158)	1,612
Retainages	(15,760)	(13,949)
Contracts in progress and advance billings on contracts	(35,941)	(43,735)
Income taxes	20,332	7,559
Accrued and other current liabilities	(8,073)	(10,748)
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(36,761)	(25,876)
Other, net	(461)	(1,183)
NET CASH USED IN OPERATING ACTIVITIES	(6,447)	(17,723)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(64,768)	(44,519)
Acquisition of business	(16,174)	—
Purchases of securities	(1,511)	(1,786)
Sales and maturities of securities	3,680	1,800
NET CASH USED IN INVESTING ACTIVITIES	(78,773)	(44,505)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	214,000	212,500
Repayments of long-term debt	(97,607)	(113,457)
Payment of debt issuance costs	(1,340)	—
Repurchases of common shares	(20,000)	(20,000)
Dividends paid to common shareholders	(18,596)	(16,797)
Exercises of stock options	1,254	823
Cash paid for shares withheld to satisfy employee taxes	(4,998)	(8,574)
Other, net	5,068	943
NET CASH PROVIDED BY FINANCING ACTIVITIES	77,781	55,438
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(1,419)	104
TOTAL DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(8,858)	(6,686)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92,400	36,408
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,542	$29,722
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,668	$14,767
Income taxes (net of refunds)	$1,327	$6,191
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$15,433	$11,249
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the condensed consolidated financial statements of BWX Technologies, Inc. ("BWXT" or the "Company") in U.S. dollars in accordance with the interim reporting requirements of Form 10-Q, Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States ("GAAP"). Certain financial information and disclosures normally included in our financial statements prepared annually in accordance with GAAP have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2019 (our "2019 10-K"). We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation.
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at March 31, 2020 and for the three months ended March 31, 2020. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
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

•
Our Nuclear Power Group segment fabricates commercial nuclear steam generators, nuclear fuel, fuel handling systems, pressure vessels, reactor components, heat exchangers, tooling delivery systems and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level waste and supplies nuclear-grade materials and precisely machined components for nuclear utility customers. BWXT has supplied the nuclear industry with more than 1,300 large, heavy components worldwide and is the only commercial heavy nuclear component manufacturer in North America. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development, electrical and controls engineering and metallurgy and materials engineering. In addition, this segment offers in-plant inspection, maintenance and modification services for nuclear steam generators, heat exchangers, reactors, fuel handling systems and balance of plant equipment, as well as specialized non-destructive examination and tooling/repair solutions. This segment is also a leading global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses.

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
See Note 9 for financial information about our segments. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and notes included in our 2019 10-K.
Recently Adopted Accounting Standards
On January 1, 2020, we adopted the update to the Financial Accounting Standards Board ("FASB") Topic Financial Instruments – Credit Losses. This update requires entities to recognize expected credit losses immediately in the financial statements. We considered our customer base, credit loss history and expected loss rate in our evaluation of expected credit losses. The adoption of the provisions in this update did not have an impact on our financial position, results of operations or cash flows.
On January 1, 2020, we adopted the update to the FASB Topic Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies the accounting for goodwill impairment by eliminating the second step from the goodwill impairment test. Goodwill impairment will now be determined by comparing the fair value of a reporting unit with its carrying amount. The adoption of the provisions in this update did not have an impact on our financial position, results of operations or cash flows.
In December 2019, the FASB issued an update to the FASB Topic Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update simplifies various aspects related to the accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740, simplifies when companies recognize deferred taxes in an interim period and clarifies certain aspects of the current guidance to promote consistent application. We elected to early adopt this update effective January 1, 2020, which did not have a material impact on our financial position, results of operations or cash flows.
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
Our effective tax rate for the three months ended March 31, 2020 was 23.2% as compared to 21.9% for the three months ended March 31, 2019. The effective tax rates for the three months ended March 31, 2020 and 2019 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rates for the three months ended March 31, 2020 and 2019 were favorably impacted by benefits recognized for excess tax benefits related to employee share-based payments of $0.7 million and $1.7 million, respectively.
As of March 31, 2020, we had gross unrecognized tax benefits of $3.9 million (exclusive of interest and federal and state benefits), all of which would reduce our effective tax rate if recognized.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At March 31, 2020, we had restricted cash and cash equivalents totaling $5.9 million, $2.8 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statement of cash flows:

	March 31, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$77,627	$86,540
Restricted cash and cash equivalents	3,066	3,056
Restricted cash and cash equivalents included in Other Assets	2,849	2,804
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statement of cash flows	$83,542	$92,400

Inventories
At March 31, 2020 and December 31, 2019, Other current assets included inventories totaling $11.6 million and $17.1 million, respectively, consisting entirely of raw materials and supplies.
Assets Held for Sale
During the three months ended March 31, 2020, we committed to a plan to sell net assets totaling $18.3 million, which primarily consists of property, plant and equipment. As we believe the fair value less costs to sell for these assets held for sale exceeds their carrying amount, no adjustment to their carrying value has been recorded in the three months ended March 31, 2020.
Property, Plant and Equipment, Net
Property, plant and equipment, net is stated at cost and is set forth below:

	March 31, 2020	December 31, 2019
	(In thousands)
Land	$9,338	$8,919
Buildings	233,544	221,462
Machinery and equipment	761,300	775,997
Property under construction	271,152	265,715
	1,275,334	1,272,093
Less: Accumulated depreciation	681,177	691,852
Property, Plant and Equipment, Net	$594,157	$580,241

Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Currency translation adjustments	$(3,171)	$8,769
Net unrealized gain on derivative financial instruments	797	64
Unrecognized prior service cost on benefit obligations	(16,004)	(16,614)
Net unrealized gain (loss) on available-for-sale investments	(267)	333
Accumulated other comprehensive income (loss)	$(18,645)	$(7,448)

The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended March 31,
	2020	2019
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)		Line Item Presented
Realized gain (loss) on derivative financial instruments	$(1)	$(12)	Revenues
	(557)	202	Cost of operations
	(558)	190	Total before tax
	138	(49)	Provision for Income Taxes
	$(420)	$141	Net Income
Amortization of prior service cost on benefit obligations	$(777)	$(647)	Other – net
	167	136	Provision for Income Taxes
	$(610)	$(511)	Net Income
Total reclassification for the period	$(1,030)	$(370)

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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At March 31, 2020, we had deferred approximately $0.8 million of net gains on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended March 31, 2020 and 2019, we recognized gains of $5.2 million and $1.6 million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedges.
At March 31, 2020, our derivative financial instruments consisted of FX forward contracts with a total notional value of $118.2 million with maturities extending to December 2021. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.
NOTE 2 – ACQUISITIONS
Laker Energy Products Ltd.
On January 2, 2020, our subsidiary BWXT Canada Ltd. acquired Laker Energy Products Ltd. ("Laker Energy Products") for CAD 21.1 million ($16.2 million U.S. dollar equivalent), subject to contingent consideration of up to an additional CAD 12.0 million. Our preliminary purchase price allocation resulted in the recognition of $8.3 million of Property, Plant and Equipment, Net, $6.4 million of Intangible Assets and $3.5 million of Goodwill. In addition, we recognized right of use assets and lease liabilities of $2.7 million. Laker Energy Products is a global supplier of nuclear-grade materials and precisely machined components for CANDU nuclear power utilities and employs approximately 140 personnel. Laker Energy Products is reported as part of our Nuclear Power Group segment.
NOTE 3 – REVENUE RECOGNITION
Disaggregated Revenues
Revenues by geographical area and customer type were as follows:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
United States:
Government	$401,066	$—	$24,596	$425,662	$297,303	$—	$24,451	$321,754
Non-Government	20,841	9,608	11,209	41,658	5,338	9,162	4,353	18,853
	$421,907	$9,608	$35,805	$467,320	$302,641	$9,162	$28,804	$340,607
Canada:
Non-Government	$—	$74,527	$960	$75,487	$—	$68,611	$290	$68,901
Other:
Non-Government	$1,868	$3,782	$—	$5,650	$2,160	$6,626	$—	$8,786
Segment Revenues	$423,775	$87,917	$36,765	548,457	$304,801	$84,399	$29,094	418,294
Adjustments and Eliminations				(6,249)				(1,840)
Revenues				$542,208				$416,454

Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Over time	$423,739	$77,185	$36,765	$537,689	$304,733	$70,661	$29,094	$404,488
Point-in-time	36	10,732	—	10,768	68	13,738	—	13,806
Segment Revenues	$423,775	$87,917	$36,765	548,457	$304,801	$84,399	$29,094	418,294
Adjustments and Eliminations				(6,249)				(1,840)
Revenues				$542,208				$416,454

Revenues by contract type were as follows:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Fixed-Price Incentive Fee	$284,374	$492	$—	$284,866	$245,487	$273	$—	$245,760
Firm-Fixed-Price	113,337	70,836	11,637	195,810	39,343	61,998	6,168	107,509
Cost-Plus Fee	25,996	—	22,493	48,489	19,853	—	22,535	42,388
Time-and-Materials	68	16,589	2,635	19,292	118	22,128	391	22,637
Segment Revenues	$423,775	$87,917	$36,765	548,457	$304,801	$84,399	$29,094	418,294
Adjustments and Eliminations				(6,249)				(1,840)
Revenues				$542,208				$416,454

Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the three months ended March 31, 2020 and 2019, we recognized net favorable changes in estimates that resulted in increases in revenues of $9.6 million and $4.8 million, respectively.
Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues recognized over time. Amounts that are withheld on our fixed-price incentive fee contracts are classified within Retainages. Certain of these amounts require conditions other than the passage of time to be achieved, with the remaining amounts only requiring the passage of time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the three months ended March 31, 2020, our unbilled receivables increased $32.1 million primarily as a result of the timing of milestone billings on certain firm-fixed-price contracts within our Nuclear Power Group segment. Our fixed-price incentive fee contracts for our Nuclear Operations Group segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments made during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts.

	March 31,	December 31,
	2020	2019
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$397,925	$365,861
Retainages	$62,385	$46,670
Included in Other Assets:
Retainages	$1,457	$1,412
Advance billings on contracts	$80,065	$75,425

During the three months ended March 31, 2020 and 2019, we recognized $30.2 million and $33.8 million of revenues that were in Advance billings on contracts at December 31, 2019 and 2018, respectively.

Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Of the March 31, 2020 remaining performance obligations on our contracts with customers, we expect to recognize revenues as follows:

	2020	2021	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$1,116	$1,043	$2,123	$4,282
Nuclear Power Group	183	183	412	778
Nuclear Services Group	34	6	11	51
Total Remaining Performance Obligations	$1,333	$1,232	$2,546	$5,111
NOTE 4 – LONG-TERM DEBT
Our Long-Term Debt consists of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Secured Debt:
Senior Notes	$400,000	$400,000
Credit Facility	534,115	432,159
Less: Amounts due within one year	13,924	14,711
Long-Term Debt, gross	920,191	817,448
Less: Deferred debt issuance costs	8,879	8,006
Long-Term Debt	$911,312	$809,442

Maturities of long-term debt subsequent to March 31, 2020 are as follows: 2020 – $10.4 million; 2021 – $13.9 million; 2022 – $13.9 million; 2023 – $215.8 million; 2024 – $0.0 million; 2025 – $280.0 million; and thereafter – $400.0 million.
Credit Facility
On March 24, 2020, we entered into an Amendment No. 1 to Credit Agreement (the "Amendment"), which amended the Credit Agreement dated May 24, 2018 (the "Credit Facility") with Wells Fargo Bank, N.A., as administrative agent, and the other lenders party thereto. The Credit Facility originally provided for a $500 million senior secured revolving credit facility (the "Revolving Credit Facility"), a $50 million U.S. dollar senior secured term loan A made available to the Company (the "USD Term Loan") and a $250 million (U.S. dollar equivalent) Canadian dollar senior secured term loan A made available to BWXT Canada Ltd. (the "CAD Term Loan" and together with the USD Term Loan, the "Term Loans").
The Amendment, among other things, (1) provided additional commitments to increase the Revolving Credit Facility by $250 million, such that the Revolving Credit Facility is now $750 million; (2) extended the maturity date of the Revolving Credit Facility to March 24, 2025; (3) removed BWXT Canada Ltd. as a borrower under the Revolving Credit Facility; (4) modified the applicable margin for borrowings under the Revolving Credit Facility to be, at the Company's option, either (i) the Eurocurrency rate plus a margin ranging from 1.0% to 1.75% per year or (ii) the base rate plus a margin ranging from 0.0% to 0.75% per year, in each case depending on the Company's leverage ratio; (5) modified the commitment fee on the unused portion of the Revolving Credit Facility to range from 0.15% to 0.225% per year, depending on the Company's leverage ratio; and (6) modified the letter of credit fee with respect to each financial letter of credit and performance letter of credit issued under the Revolving Credit Facility to range from 1.0% to 1.75% and 0.75% to 1.05% per year, respectively, in each case, depending on the Company's leverage ratio.
The Term Loans are scheduled to mature on May 24, 2023, and all obligations under the Revolving Credit Facility are scheduled to mature on March 24, 2025. The proceeds of loans under the Revolving Credit Facility are available for working capital needs, permitted acquisitions and other general corporate purposes.
The Credit Facility allows for additional parties to become lenders and, subject to certain conditions, for the increase of the commitments under the Credit Facility, subject to an aggregate maximum for all additional commitments of (1) the greater of (a) $250 million and (b) 65% of EBITDA, as defined in the Credit Facility, for the last four full fiscal quarters, plus (2) all voluntary prepayments of the Term Loans, plus (3) additional amounts provided the Company is in compliance with a pro forma first lien leverage ratio test of less than or equal to 2.50 to 1.00.
The Company's obligations under the Credit Facility are guaranteed, subject to certain exceptions, by substantially all of the Company's present and future wholly owned domestic restricted subsidiaries. The obligations of BWXT Canada Ltd. under the CAD Term Loan are guaranteed, subject to certain exceptions, by substantially all of the Company's present and future wholly owned Canadian and domestic restricted subsidiaries.
The Credit Facility is secured by first-priority liens on certain assets owned by the Company and its subsidiary guarantors (other than its subsidiaries comprising its Nuclear Operations Group segment and a portion of its Nuclear Services Group segment); provided that (1) the Company's domestic obligations are only secured by assets and property of the domestic loan parties and (2) the obligations of BWXT Canada Ltd. and the Canadian guarantors are secured by assets and property of the Canadian guarantors and the domestic loan parties.
The Credit Facility requires interest payments on revolving loans on a periodic basis until maturity. We began making quarterly amortization payments on the Term Loans in amounts equal to 1.25% of the initial aggregate principal amount of each loan in the third quarter of 2018. We may prepay all loans under the Credit Facility at any time without premium or penalty (other than customary Eurocurrency breakage costs), subject to notice requirements.
The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of March 31, 2020, we were in compliance with all covenants set forth in the Credit Facility.
The Term Loans bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.25% to 2.0% per year or (2) the base rate or Canadian index rate, as applicable (described in the Credit Facility as the highest of (a) with respect to the base rate only, the federal funds rate plus 0.5%, (b) the one-month Eurocurrency rate plus 1.0% and (c) the administrative agent's prime rate or the Canadian prime rate, as applicable), plus, in each case, a margin ranging from 0.25% to 1.0% per year. Outstanding loans under the Revolving Credit Facility bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at March 31, 2020, the margin for Eurocurrency rate and base rate or Canadian index rate term loans was 1.375% and 0.375%, respectively, the margin for Eurocurrency rate and base rate revolving loans was 1.25% and 0.25%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.25% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of March 31, 2020, borrowings outstanding totaled $254.1 million and $280.0 million under the Term Loans and Revolving Credit Facility, respectively, and letters of credit issued under the Revolving Credit Facility totaled $65.7 million. As a result, we had $404.3 million available under the Revolving Credit Facility for borrowings or to meet letter of credit requirements as of March 31, 2020. As of March 31, 2020, the weighted-average interest rate on outstanding borrowings under our Credit Facility was 2.40%.
The Credit Facility generally includes customary events of default for a secured credit facility. Under the Credit Facility, (1) if an event of default relating to bankruptcy or other insolvency events occurs with respect to the Company, all related obligations will immediately become due and payable; (2) if any other event of default exists, the lenders will be permitted to accelerate the maturity of the related obligations outstanding; and (3) if any event of default exists, the lenders will be permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral.
If any default occurs under the Credit Facility, or if we are unable to make any of the representations and warranties in the Credit Facility, we will be unable to borrow funds or have letters of credit issued under the Credit Facility.

NOTE 5 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended March 31, 2020 and 2019, these amounts were $3.0 million and $2.6 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended March 31, 2020 and 2019, these amounts were $(9.5) million and $(5.2) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
	(In thousands)
Service cost	$2,819	$2,456	$166	$145
Interest cost	9,302	11,592	410	585
Expected return on plan assets	(19,364)	(17,436)	(672)	(627)
Amortization of prior service cost (credit)	825	725	(48)	(78)
Net periodic benefit (income) cost	$(6,418)	$(2,663)	$(144)	$25

NOTE 6 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q. For more information regarding commitments and contingencies, refer to Note 10 to the consolidated financial statements in Part II of our 2019 10-K.
NOTE 7 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at March 31, 2020:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities
Mutual funds	$4,962	$—	$4,962	$—
Available-for-sale securities
U.S. Government and agency securities	2,315	2,315	—	—
Corporate bonds	2,650	1,271	1,379	—
Asset-backed securities and collateralized mortgage obligations	58	—	58	—
Total	$9,985	$3,586	$6,399	$—
The following is a summary of our investments measured at fair value at December 31, 2019:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities
Equities	$2,172	$—	$2,172	$—
Mutual funds	5,685	—	5,685	—
Available-for-sale securities
U.S. Government and agency securities	2,044	2,044	—	—
Corporate bonds	3,483	1,855	1,628	—
Asset-backed securities and collateralized mortgage obligations	79	—	79	—
Total	$13,463	$3,899	$9,564	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At March 31, 2020 and December 31, 2019, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $0.3 million and $(0.8) million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our 5.375% senior notes due 2026 (the "Senior Notes"), on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At March 31, 2020 and December 31, 2019, the fair value of our Senior Notes was $389.5 million and $423.5 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at March 31, 2020 and December 31, 2019.
NOTE 8 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended March 31, 2020 and 2019 totaled $2.6 million and $3.6 million, respectively, with associated tax benefit totaling $0.4 million and $0.6 million, respectively.

NOTE 9 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
REVENUES:
Nuclear Operations Group	$423,775	$304,801
Nuclear Power Group	87,917	84,399
Nuclear Services Group	36,765	29,094
Eliminations (1)	(6,249)	(1,840)
	$542,208	$416,454

(1)	Segment revenues are net of the following intersegment transfers:

Nuclear Operations Group Transfers	$(673)	$(857)
Nuclear Power Group Transfers	(129)	(40)
Nuclear Services Group Transfers	(5,447)	(943)
	$(6,249)	$(1,840)
OPERATING INCOME:
Nuclear Operations Group	$90,359	$57,625
Nuclear Power Group	8,470	12,583
Nuclear Services Group	6,400	1,571
Other	(5,359)	(6,096)
	$99,870	$65,683
Unallocated Corporate (2)	(1,603)	(2,039)
Total Operating Income	$98,267	$63,644
Other Income (Expense)	181	(767)
Income before Provision for Income Taxes	$98,448	$62,877

(2)	Unallocated corporate includes general corporate overhead not allocated to segments.
NOTE 10 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$75,499	$48,978
Weighted-average common shares	95,412,351	95,255,109
Basic earnings per common share	$0.79	$0.51
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$75,499	$48,978
Weighted-average common shares (basic)	95,412,351	95,255,109
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	344,021	566,245
Adjusted weighted-average common shares	95,756,372	95,821,354
Diluted earnings per common share	$0.79	$0.51

(1)	At March 31, 2020 and 2019, we excluded 99,102 and 181,358 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 of this quarterly report on Form 10-Q ("Report") and the audited consolidated financial statements and the related notes and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended December 31, 2019 (our "2019 10-K").
In this Report, unless the context otherwise indicates, "we," "us" and "our" mean BWX Technologies, Inc. ("BWXT" or the "Company") and its consolidated subsidiaries.
From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our Company. Forward-looking statements include those statements that express a belief, expectation or intention, as well as those that are not statements of historical fact, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements and assumptions regarding expectations and projections of specific projects, our future backlog, revenues, income and capital spending, strategic investments, acquisitions or divestitures, return of capital activities, margin improvement initiatives or impacts of the COVID-19 pandemic are examples of forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "seek," "goal," "could," "intend," "may," "should" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.
We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our industries and our Company. We caution that these statements are not guarantees of future performance and you should not rely unduly on them as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. For example, the extent to which the COVID-19 outbreak impacts our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the length and severity of the COVID-19 health crisis, and the actions to contain its impact, in addition to the potential recurrence or subsequent waves of COVID-19 or similar diseases. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in the sections labeled Item 1A, "Risk Factors" of our 2019 10-K and of this Report, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
We have discussed many of these factors in more detail elsewhere in this Report, including under the heading "COVID-19 Assessment" of this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A, "Risk Factors", and in Item 1A "Risk Factors" in our 2019 10-K. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this Report or in our 2019 10-K could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update or review any forward-looking statement or our description of important factors, whether as a result of new information, future events or otherwise, except as required by applicable laws.
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
Nuclear Power Group
Through this segment, we design and manufacture commercial nuclear steam generators, heat exchangers, pressure vessels, reactor components, as well as other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level nuclear waste. This segment is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems, nuclear-grade materials and precisely machined components, and related services for CANDU nuclear power plants. This segment also provides a variety of engineering and in-plant services and is a significant supplier to nuclear power utilities undergoing major refurbishment and plant life extension projects. Additionally, this segment is a leading global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals.
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
Acquisition of Laker Energy Products Ltd.
On January 2, 2020, our subsidiary BWXT Canada Ltd. acquired Laker Energy Products Ltd. ("Laker Energy Products"). Laker Energy Products is a global supplier of nuclear-grade materials and precisely machined components for CANDU nuclear power utilities and employs approximately 140 personnel. Laker Energy Products is reported as part of our Nuclear Power Group segment.
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2020 with the exception of the adoption of Financial Accounting Standards Board ("FASB") Topic Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment as described in the notes to the condensed consolidated financial statements in Part I of this Report.
Accounting for Contracts
On certain of our performance obligations, we recognize revenue over time. In accordance with FASB Topic Revenue from Contracts with Customers, we are required to estimate the total amount of costs on these performance obligations. As of March 31, 2020, we have provided for the estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract revenues and costs. A principal risk on fixed-price contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. During the three months ended March 31, 2020 and 2019, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased operating income by approximately $9.6 million and $4.8 million, respectively.
COVID-19 Assessment
A global outbreak of a novel strain of coronavirus ("COVID-19") has occurred impacting over 200 countries, including the U.S. and Canada where we maintain our principal operations. Developments have been occurring rapidly with respect to the spread of COVID-19 and its impact on human health and businesses, with new and changing government actions occurring on a daily basis. As a result, we have been closely monitoring the COVID-19 pandemic and its impacts and potential impacts on our business.
We have received notifications from the U.S. and Canadian governments designating BWXT as an essential business given our roles in national security, energy production and medical manufacturing. We continue to operate our facilities and have taken numerous precautions to mitigate exposure and protect the health and well-being of our workforce. The COVID-19 pandemic did not cause a significant disruption to our operations or our supply chain in the first quarter of 2020.
Because developments related to the spread of COVID-19 and its impacts have been occurring rapidly, it is difficult to predict any future impact at this time. We may experience material disruptions to demand for our products and services and our operations in the future as a result of, among other things, national, state, provincial or local government enforced quarantines, worker illness or absenteeism, and travel and other restrictions. For similar reasons, the COVID-19 pandemic may also adversely impact our supply chain and other manufacturers which could delay our receipt of essential goods and services. For example, certain services scheduled during nuclear power plant outages during which our Nuclear Power Group and Nuclear Services Group segments would operate have been rescheduled. We have also experienced delays in the bidding and contracting process for our U.S. Government businesses due to COVID-19 concerns. Any number of these potential risks could have a material adverse effect on our financial condition, results of operations and cash flows. The extent to which the COVID-19 outbreak impacts our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.
See Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q for an additional discussion of risks of the COVID-19 pandemic on our business.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2020 VS. THREE MONTHS ENDED MARCH 31, 2019
Selected financial highlights are presented in the table below:

	Three Months Ended March 31,
	2020	2019	$ Change
	(In thousands)
REVENUES:
Nuclear Operations Group	$423,775	$304,801	$118,974
Nuclear Power Group	87,917	84,399	3,518
Nuclear Services Group	36,765	29,094	7,671
Eliminations	(6,249)	(1,840)	(4,409)
	$542,208	$416,454	$125,754
OPERATING INCOME:
Nuclear Operations Group	$90,359	$57,625	$32,734
Nuclear Power Group	8,470	12,583	(4,113)
Nuclear Services Group	6,400	1,571	4,829
Other	(5,359)	(6,096)	737
	$99,870	$65,683	$34,187
Unallocated Corporate	(1,603)	(2,039)	436
Total Operating Income	$98,267	$63,644	$34,623
Consolidated Results of Operations
Consolidated revenues increased 30.2%, or $125.8 million, to $542.2 million in the three months ended March 31, 2020 compared to $416.5 million for the corresponding period in 2019, due to increases in revenues from our Nuclear Operations Group, Nuclear Power Group and Nuclear Services Group segments totaling $119.0 million, $3.5 million and $7.7 million, respectively.
Consolidated operating income increased $34.6 million to $98.3 million in the three months ended March 31, 2020 compared to $63.6 million for the corresponding period of 2019. Operating income in our Nuclear Operations Group, Nuclear Services Group and Other segments increased by $32.7 million, $4.8 million, and $0.7 million, respectively. In addition, we experienced lower Unallocated Corporate expenses of $0.4 million when compared to the corresponding period of 2019. These increases were partially offset by a decrease in operating income in our Nuclear Power Group segment of $4.1 million.
Nuclear Operations Group

	Three Months Ended March 31,
	2020	2019	$ Change
	(In thousands)
Revenues	$423,775	$304,801	$118,974
Operating Income	$90,359	$57,625	$32,734
% of Revenues	21.3%	18.9%
Revenues increased 39.0%, or $119.0 million, to $423.8 million in the three months ended March 31, 2020 compared to $304.8 million for the corresponding period of 2019 as we continue to expand production related to the Columbia-Class nuclear propulsion system. The increase comprised additional volume in the manufacture of nuclear components for U.S. Government programs and the timing of the procurement of certain long-lead materials when compared to the corresponding period of 2019.
Operating income increased $32.7 million to $90.4 million in the three months ended March 31, 2020 compared to $57.6 million for the corresponding period of 2019. The increase was due to the operating income impact of the changes in revenue noted above as well as favorable contract adjustments related to our naval nuclear fuel operations.

Nuclear Power Group

	Three Months Ended March 31,
	2020	2019	$ Change
	(In thousands)
Revenues	$87,917	$84,399	$3,518
Operating Income	$8,470	$12,583	$(4,113)
% of Revenues	9.6%	14.9%
Revenues increased 4.2%, or $3.5 million, to $87.9 million in the three months ended March 31, 2020 compared to $84.4 million for the corresponding period of 2019. The increase was primarily related to higher revenues in our nuclear components business of $9.5 million largely attributable to increased activity associated with a major steam generator design and supply contract as well as the Laker Energy Products acquisition. These increases were partially offset by lower levels of in-plant inspection, maintenance and modification services when compared to the same period in the prior year.
Operating income decreased $4.1 million to $8.5 million in the three months ended March 31, 2020 compared to $12.6 million for the corresponding period of 2019, primarily attributable to a decline in operating margins as a result of a shift in our product line mix when compared to the same period in the prior year.
Nuclear Services Group

	Three Months Ended March 31,
	2020	2019	$ Change
	(In thousands)
Revenues	$36,765	$29,094	$7,671
Operating Income	$6,400	$1,571	$4,829
% of Revenues	17.4%	5.4%
Revenues increased 26.4%, or $7.7 million, to $36.8 million in the three months ended March 31, 2020 compared to $29.1 million for the corresponding period of 2019. The increase was primarily attributable to an increase in the volume of commercial nuclear inspection and maintenance outage work in the U.S. when compared to the same period in the prior year.
Operating income increased $4.8 million to $6.4 million in the three months ended March 31, 2020 compared to $1.6 million for the corresponding period of 2019 due to the operating income impact of the changes in revenue noted above.
Other

	Three Months Ended March 31,
	2020	2019	$ Change
	(In thousands)
Operating Income	$(5,359)	$(6,096)	$737
Operating income increased $0.7 million in the three months ended March 31, 2020, primarily due to a decrease in research and development related activities related to our medical and industrial radioisotope capabilities and other advanced technologies when compared to the corresponding period of the prior year.
Unallocated Corporate
Unallocated corporate expenses decreased $0.4 million in the three months ended March 31, 2020, primarily due to a decrease in costs associated with benefits programs when compared to the same period in the prior year which was partially offset by an increase in legal and consulting costs associated with due diligence activities conducted in the current year.

Provision for Income Taxes

	Three Months Ended March 31,
	2020	2019	$ Change
	(In thousands)
Income before Provision for Income Taxes	$98,448	$62,877	$35,571
Provision for Income Taxes	$22,828	$13,767	$9,061
Effective Tax Rate	23.2%	21.9%
We primarily operate in the U.S. and Canada, and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21% and our Canadian tax provision based on the Canadian local statutory rate of approximately 25%.
Our effective tax rate for the three months ended March 31, 2020 was 23.2% as compared to 21.9% for the three months ended March 31, 2019. The effective tax rates for the three months ended March 31, 2020 and 2019 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rates for the three months ended March 31, 2020 and 2019 were favorably impacted by benefits recognized for excess tax benefits related to employee share-based payments of $0.7 million and $1.7 million, respectively.
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

	March 31, 2020	December 31, 2019
	(In approximate millions)
Nuclear Operations Group	$4,282	$4,515
Nuclear Power Group	778	730
Nuclear Services Group	51	43
Total Backlog	$5,111	$5,288
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Nuclear Services Group segment.

Of the March 31, 2020 backlog, we expect to recognize revenues as follows:

	2020	2021	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$1,116	$1,043	$2,123	$4,282
Nuclear Power Group	183	183	412	778
Nuclear Services Group	34	6	11	51
Total Backlog	$1,333	$1,232	$2,546	$5,111
At March 31, 2020, Nuclear Operations Group backlog with the U.S. Government was $3,835.2 million, $429.2 million of which had not yet been funded.
At March 31, 2020, Nuclear Power Group had no backlog with the U.S. Government.
At March 31, 2020, Nuclear Services Group backlog with the U.S. Government was $27.5 million, all of which was funded.
Major new awards from the U.S. Government are typically received following Congressional approval of the budget for the U.S. Government's next fiscal year, which starts October 1, and may not be awarded to us before the end of the calendar year. Due to the fact that most contracts awarded by the U.S. Government are subject to these annual funding approvals, the total values of the underlying programs are significantly larger. In 2019, we received awards from the U.S. Government with a combined value in excess of $3.9 billion, inclusive of unexercised options, approximately $2.9 billion of which had been added to backlog as of March 31, 2020. The value of unexercised options excluded from backlog as of March 31, 2020 was approximately $1.0 billion, which is expected to be exercised through 2025, subject to annual Congressional appropriations.
Liquidity and Capital Resources
Credit Facility
On March 24, 2020, we entered into an Amendment No. 1 to Credit Agreement (the "Amendment"), which amended the Credit Agreement dated May 24, 2018 (the "Credit Facility") with Wells Fargo Bank, N.A., as administrative agent, and the other lenders party thereto. The Credit Facility originally provided for a $500 million senior secured revolving credit facility (the "Revolving Credit Facility"), a $50 million U.S. dollar senior secured term loan A made available to the Company (the "USD Term Loan") and a $250 million (U.S. dollar equivalent) Canadian dollar senior secured term loan A made available to BWXT Canada Ltd. (the "CAD Term Loan" and together with the USD Term Loan, the "Term Loans").
The Amendment, among other things, (1) provided additional commitments to increase the Revolving Credit Facility by $250 million, such that the Revolving Credit Facility is now $750 million; (2) extended the maturity date of the Revolving Credit Facility to March 24, 2025; (3) removed BWXT Canada Ltd. as a borrower under the Revolving Credit Facility; (4) modified the applicable margin for borrowings under the Revolving Credit Facility to be, at the Company's option, either (i) the Eurocurrency rate plus a margin ranging from 1.0% to 1.75% per year or (ii) the base rate plus a margin ranging from 0.0% to 0.75% per year, in each case depending on the Company's leverage ratio; (5) modified the commitment fee on the unused portion of the Revolving Credit Facility to range from 0.15% to 0.225% per year, depending on the Company's leverage ratio; and (6) modified the letter of credit fee with respect to each financial letter of credit and performance letter of credit issued under the Revolving Credit Facility to range from 1.0% to 1.75% and 0.75% to 1.05% per year, respectively, in each case, depending on the Company's leverage ratio.
The Term Loans are scheduled to mature on May 24, 2023, and all obligations under the Revolving Credit Facility are scheduled to mature on March 24, 2025. The proceeds of loans under the Revolving Credit Facility are available for working capital needs, permitted acquisitions and other general corporate purposes.
The Credit Facility allows for additional parties to become lenders and, subject to certain conditions, for the increase of the commitments under the Credit Facility, subject to an aggregate maximum for all additional commitments of (1) the greater of (a) $250 million and (b) 65% of EBITDA, as defined in the Credit Facility, for the last four full fiscal quarters, plus (2) all voluntary prepayments of the Term Loans, plus (3) additional amounts provided the Company is in compliance with a pro forma first lien leverage ratio test of less than or equal to 2.50 to 1.00.
The Company's obligations under the Credit Facility are guaranteed, subject to certain exceptions, by substantially all of the Company's present and future wholly owned domestic restricted subsidiaries. The obligations of BWXT Canada Ltd. under the CAD Term Loan are guaranteed, subject to certain exceptions, by substantially all of the Company's present and future wholly owned Canadian and domestic restricted subsidiaries.
The Credit Facility is secured by first-priority liens on certain assets owned by the Company and its subsidiary guarantors (other than its subsidiaries comprising its Nuclear Operations Group segment and a portion of its Nuclear Services Group segment); provided that (1) the Company's domestic obligations are only secured by assets and property of the domestic loan parties and (2) the obligations of BWXT Canada Ltd. and the Canadian guarantors are secured by assets and property of the Canadian guarantors and the domestic loan parties.
The Credit Facility requires interest payments on revolving loans on a periodic basis until maturity. We began making quarterly amortization payments on the Term Loans in amounts equal to 1.25% of the initial aggregate principal amount of each loan in the third quarter of 2018. We may prepay all loans under the Credit Facility at any time without premium or penalty (other than customary Eurocurrency breakage costs), subject to notice requirements.
The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of March 31, 2020, we were in compliance with all covenants set forth in the Credit Facility.
The Term Loans bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.25% to 2.0% per year or (2) the base rate or Canadian index rate, as applicable (described in the Credit Facility as the highest of (a) with respect to the base rate only, the federal funds rate plus 0.5%, (b) the one-month Eurocurrency rate plus 1.0% and (c) the administrative agent's prime rate or the Canadian prime rate, as applicable), plus, in each case, a margin ranging from 0.25% to 1.0% per year. Outstanding loans under the Revolving Credit Facility bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at March 31, 2020, the margin for Eurocurrency rate and base rate or Canadian index rate term loans was 1.375% and 0.375%, respectively, the margin for Eurocurrency rate and base rate revolving loans was 1.25% and 0.25%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.25% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of March 31, 2020, borrowings outstanding totaled $254.1 million and $280.0 million under the Term Loans and Revolving Credit Facility, respectively, and letters of credit issued under the Revolving Credit Facility totaled $65.7 million. As a result, we had $404.3 million available under the Revolving Credit Facility for borrowings or to meet letter of credit requirements as of March 31, 2020. As of March 31, 2020, the weighted-average interest rate on outstanding borrowings under our Credit Facility was 2.40%.
The Credit Facility generally includes customary events of default for a secured credit facility. Under the Credit Facility, (1) if an event of default relating to bankruptcy or other insolvency events occurs with respect to the Company, all related obligations will immediately become due and payable; (2) if any other event of default exists, the lenders will be permitted to accelerate the maturity of the related obligations outstanding; and (3) if any event of default exists, the lenders will be permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral.
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
On and after July 15, 2021, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to (i) 102.688% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on July 15, 2021, (ii) 101.344% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on July 15, 2022 and (iii) 100% of the principal amount to be redeemed if the redemption occurs on or after July 15, 2023, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to July 15, 2021, the Company may also redeem up to 40% of the Senior Notes with net cash proceeds of certain equity offerings at a redemption price equal to 105.375% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to July 15, 2021, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
The Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants. As of March 31, 2020, we were in compliance with all covenants set forth in the Indenture and the Senior Notes.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of March 31, 2020, bonds issued and outstanding under these arrangements totaled approximately $72.9 million.
Long-term Benefit Obligations
As of March 31, 2020, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $190.1 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $6.7 million for the remainder of 2020 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.
Other
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Domestic	$70,826	$76,337
Foreign	22,701	29,526
Total	$93,527	$105,863
Our working capital increased by $118.8 million to $343.9 million at March 31, 2020 from $225.0 million at December 31, 2019, primarily attributable to changes in contracts in progress, advance billings and retainages due to the timing of project cash flows and a decrease in current liabilities associated with the timing of vendor payments and the payment of accrued incentives during the three months ended March 31, 2020.

Our net cash used in operating activities decreased by $11.3 million to $6.4 million in the three months ended March 31, 2020, compared to $17.7 million in the three months ended March 31, 2019. The decrease in cash used in operating activities was primarily attributable to an increase in net income partially offset by an increase in working capital needs for the period ended March 31, 2020.
Our net cash used in investing activities increased by $34.3 million to $78.8 million in the three months ended March 31, 2020, compared to $44.5 million in the three months ended March 31, 2019. The increase in cash used in investing activities was primarily attributable to an increase in purchases of property, plant and equipment of $20.2 million as well as our acquisition of Laker Energy Products for $16.2 million in the three months ended March 31, 2020.
Our net cash provided by financing activities increased by $22.3 million to $77.8 million in the three months ended March 31, 2020, compared to $55.4 million in the three months ended March 31, 2019. The increase in cash provided by financing activities was primarily attributable to an increase in net borrowings of $17.4 million.
At March 31, 2020, we had restricted cash and cash equivalents totaling $5.9 million, $2.8 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At March 31, 2020, we had short-term and long-term investments with a fair value of $10.0 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and mutual funds. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next 12 months.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2019 10-K.

Item 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
For information regarding ongoing investigations and litigation, see Note 6 to our unaudited condensed consolidated financial statements in Part I of this Report, which we incorporate by reference into this Item.

Item 1A.	RISK FACTORS
In addition to the other information in this Report, the other factors presented in Item 1A "Risk Factors" in our 2019 10-K are some of the factors that could materially affect our business, financial condition or future results. There have been no material changes to our risk factors from those disclosed in our 2019 10-K, except as noted below:
Actual or threatened public health epidemics or outbreaks, such as the recent outbreak of the COVID-19 illness, could have a material adverse effect on our business and results of operations.
Actual or threatened public health epidemics or outbreaks, such as the recent global outbreak of the novel coronavirus disease ("COVID-19"), could have a material adverse effect on our business and results of operations. COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread to over 200 countries, including every state in the United States. COVID-19 is impacting worldwide economic activity and has resulted in travel disruption, trade disruption and has affected companies’ operations around the world, including us. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. On March 13, 2020, the United States declared a national emergency with respect to COVID-19 and more than 40 states have since issued orders requiring the closing of nonessential businesses and/or requiring residents to stay at home. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. Although our U.S. and Canadian facilities have to date been deemed "essential" by federal, state and local authorities and currently continue to operate, there can be no assurance that such authorities will not impose restrictions on the operations of our facilities as a result of the COVID-19 pandemic or that our facilities will continue to operate during the pandemic. If our operations or the operations of our suppliers are restricted, we may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases may result in unfavorable changes in estimate which may not be fully recoverable or adequately covered by insurance.
While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected, as well as measures taken by state and local authorities in the United States, could disrupt the supply chain and the manufacture or shipment of our products and adversely impact our business, financial condition or results of operations. We have already experienced delays in the bidding and contracting process for our U.S. Government businesses, as well as the rescheduling of certain services that our U.S. and Canadian nuclear service businesses provide during nuclear power plant outages. More widespread or further delays could have a material adverse impact on our results of operations.
The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on our business. The extent to which the COVID-19 outbreak impacts our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended March 31, 2020. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2020 - January 31, 2020	186,639	$65.41	186,639	$153.1
February 1, 2020 - February 29, 2020	129,796	$66.16	116,001	$145.3
March 1, 2020 - March 31, 2020	77,173	$55.47	—	$145.3
Total	393,608	$63.71	302,640

(1)
Includes 0, 13,795 and 77,173 shares repurchased during January, February and March, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

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

3.2	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2019 (File No. 1-34658)).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 1-34658)).

10.1
Amendment No. 1 to Credit Agreement, dated as of March 24, 2020, among BWX Technologies, Inc. as administrative borrower, BWXT Canada Ltd., as the Canadian borrower, Wells Fargo Bank, N.A., as administrative borrower and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 25, 2020 (File No. 1-34658)).

10.2*	Form of 2020 Performance Restricted Stock Unit Grant Agreement for Employees.

10.3*	Form of 2020 Restricted Stock Unit Grant Agreement for Employees.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

May 4, 2020