Form 10-Q
period 2020-06-30
BWX Technologies, Inc.
filed 2020-08-03
CIK 1486957

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
For the quarterly period ended June 30, 2020.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at July 30, 2020 was 95,289,392.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2020	December 31, 2019
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$61,584	$86,540
Restricted cash and cash equivalents	3,069	3,056
Investments	3,710	5,843
Accounts receivable – trade, net	64,846	56,721
Accounts receivable – other	9,480	13,426
Retainages	46,767	46,670
Contracts in progress	395,847	376,037
Other current assets	38,670	41,462
Total Current Assets	623,973	629,755
Property, Plant and Equipment, Net	656,205	580,241
Investments	7,236	7,620
Goodwill	274,345	275,502
Deferred Income Taxes	55,747	58,689
Investments in Unconsolidated Affiliates	70,564	70,116
Intangible Assets	186,442	191,392
Other Assets	96,851	95,598
TOTAL	$1,971,363	$1,908,913
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2020	December 31, 2019
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$—	$14,711
Accounts payable	141,459	170,678
Accrued employee benefits	66,489	82,640
Accrued liabilities – other	60,467	52,213
Advance billings on contracts	64,815	75,425
Accrued warranty expense	5,131	9,042
Income taxes payable	36,974	—
Total Current Liabilities	375,335	404,709
Long-Term Debt	826,831	809,442
Accumulated Postretirement Benefit Obligation	22,021	23,259
Environmental Liabilities	83,845	80,368
Pension Liability	157,229	172,508
Other Liabilities	24,570	14,515
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 126,949,882 and 126,579,285 shares at June 30, 2020 and December 31, 2019, respectively	1,269	1,266
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	143,412	134,069
Retained earnings	1,447,642	1,344,383
Treasury stock at cost, 31,660,490 and 31,266,670 shares at June 30, 2020 and December 31, 2019, respectively	(1,093,287)	(1,068,164)
Accumulated other comprehensive income (loss)	(17,519)	(7,448)
Stockholders' Equity – BWX Technologies, Inc.	481,517	404,106
Noncontrolling interest	15	6
Total Stockholders' Equity	481,532	404,112
TOTAL	$1,971,363	$1,908,913
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$504,520	$471,231	$1,046,728	$887,685
Costs and Expenses:
Cost of operations	367,534	338,023	759,977	641,658
Research and development costs	4,029	5,332	8,632	10,506
Losses on asset disposals and impairments, net	299	151	299	151
Selling, general and administrative expenses	55,137	54,052	108,095	105,735
Total Costs and Expenses	426,999	397,558	877,003	758,050
Equity in Income of Investees	4,913	6,862	10,976	14,544
Operating Income	82,434	80,535	180,701	144,179
Other Income (Expense):
Interest income	61	137	292	552
Interest expense	(7,865)	(9,542)	(15,832)	(18,245)
Other – net	9,450	6,604	17,367	14,125
Total Other Income (Expense)	1,646	(2,801)	1,827	(3,568)
Income before Provision for Income Taxes	84,080	77,734	182,528	140,611
Provision for Income Taxes	19,684	18,734	42,512	32,501
Net Income	$64,396	$59,000	$140,016	$108,110
Net Income Attributable to Noncontrolling Interest	(138)	(122)	(259)	(254)
Net Income Attributable to BWX Technologies, Inc.	$64,258	$58,878	$139,757	$107,856
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.67	$0.62	$1.46	$1.13
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.67	$0.62	$1.46	$1.13
Shares used in the computation of earnings per share (Note 10):
Basic	95,457,629	95,357,311	95,434,990	95,306,210
Diluted	95,633,571	95,677,204	95,694,972	95,749,280
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited) (In thousands)
Net Income	$64,396	$59,000	$140,016	$108,110
Other Comprehensive Income (Loss):
Currency translation adjustments	856	4,295	(11,084)	5,238
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $141, $226, $32 and $390, respectively	(404)	(634)	(91)	(1,075)
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $32, $(70), $(106) and $(21), respectively	(89)	203	331	62
Amortization of benefit plan costs, net of tax benefit of $(167), $(155), $(334) and $(291), respectively	609	493	1,219	1,004
Unrealized gains (losses) on investments arising during the period, net of tax provision of $0, $(3), $(2) and $(10), respectively	154	27	(446)	51
Other Comprehensive Income (Loss)	1,126	4,384	(10,071)	5,280
Total Comprehensive Income	65,522	63,384	129,945	113,390
Comprehensive Income Attributable to Noncontrolling Interest	(138)	(122)	(259)	(254)
Comprehensive Income Attributable to BWX Technologies, Inc.	$65,384	$63,262	$129,686	$113,136
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2019	126,579,285	$1,266	$134,069	$1,344,383	$(7,448)	$(1,068,164)	$404,106	$6	$404,112
Net income	—	—	—	75,499	—	—	75,499	121	75,620
Dividends declared ($0.19 per share)	—	—	—	(18,254)	—	—	(18,254)	—	(18,254)
Currency translation adjustments	—	—	—	—	(11,940)	—	(11,940)	—	(11,940)
Derivative financial instruments	—	—	—	—	733	—	733	—	733
Defined benefit obligations	—	—	—	—	610	—	610	—	610
Available-for-sale investments	—	—	—	—	(600)	—	(600)	—	(600)
Exercises of stock options	56,431	1	1,331	—	—	—	1,332	—	1,332
Shares placed in treasury	—	—	—	—	—	(25,076)	(25,076)	—	(25,076)
Stock-based compensation charges	252,943	2	3,100	—	—	—	3,102	—	3,102
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(127)	(127)
Balance March 31, 2020 (unaudited)	126,888,659	$1,269	$138,500	$1,401,628	$(18,645)	$(1,093,240)	$429,512	$—	$429,512
Net income	—	—	—	64,258	—	—	64,258	138	64,396
Dividends declared ($0.19 per share)	—	—	—	(18,244)	—	—	(18,244)	—	(18,244)
Currency translation adjustments	—	—	—	—	856	—	856	—	856
Derivative financial instruments	—	—	—	—	(493)	—	(493)	—	(493)
Defined benefit obligations	—	—	—	—	609	—	609	—	609
Available-for-sale investments	—	—	—	—	154	—	154	—	154
Exercises of stock options	22,556	—	537	—	—	—	537	—	537
Shares placed in treasury	—	—	—	—	—	(47)	(47)	—	(47)
Stock-based compensation charges	38,667	—	4,375	—	—	—	4,375	—	4,375
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(123)	(123)
Balance June 30, 2020 (unaudited)	126,949,882	$1,269	$143,412	$1,447,642	$(17,519)	$(1,093,287)	$481,517	$15	$481,532

Balance December 31, 2018	125,871,866	$1,259	$115,725	$1,166,762	$(10,289)	$(1,037,795)	$235,662	$39	$235,701
Recently adopted accounting standards	—	—	—	(1,219)	77	—	(1,142)	—	(1,142)
Net income	—	—	—	48,978	—	—	48,978	132	49,110
Dividends declared ($0.17 per share)	—	—	—	(16,323)	—	—	(16,323)	—	(16,323)
Currency translation adjustments	—	—	—	—	943	—	943	—	943
Derivative financial instruments	—	—	—	—	(582)	—	(582)	—	(582)
Defined benefit obligations	—	—	—	—	511	—	511	—	511
Available-for-sale investments	—	—	—	—	24	—	24	—	24
Exercises of stock options	58,655	1	1,275	—	—	—	1,276	—	1,276
Shares placed in treasury	—	—	—	—	—	(29,027)	(29,027)	—	(29,027)
Stock-based compensation charges	449,275	4	2,525	—	—	—	2,529	—	2,529
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(146)	(146)
Balance March 31, 2019 (unaudited)	126,379,796	$1,264	$119,525	$1,198,198	$(9,316)	$(1,066,822)	$242,849	$25	$242,874
Net income	—	—	—	58,878	—	—	58,878	122	59,000
Dividends declared ($0.17 per share)	—	—	—	(16,301)	—	—	(16,301)	—	(16,301)
Currency translation adjustments	—	—	—	—	4,295	—	4,295	—	4,295
Derivative financial instruments	—	—	—	—	(431)	—	(431)	—	(431)
Defined benefit obligations	—	—	—	—	493	—	493	—	493
Available-for-sale investments	—	—	—	—	27	—	27	—	27
Exercises of stock options	32,023	—	757	—	—	—	757	—	757
Shares placed in treasury	—	—	—	—	—	(260)	(260)	—	(260)
Stock-based compensation charges	4,927	—	3,823	—	—	—	3,823	—	3,823
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(128)	(128)
Balance June 30, 2019 (unaudited)	126,416,746	$1,264	$124,105	$1,240,775	$(4,932)	$(1,067,082)	$294,130	$19	$294,149
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$140,016	$108,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,565	30,833
Income of investees, net of dividends	(927)	(6,314)
Recognition of losses for pension and postretirement plans	1,553	1,295
Stock-based compensation expense	7,477	6,352
Other, net	2,025	(977)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,433)	6,836
Accounts payable	(6,641)	11,191
Retainages	(76)	(2,602)
Contracts in progress and advance billings on contracts	(27,560)	(69,549)
Income taxes	39,098	(6,184)
Accrued and other current liabilities	2,612	(15,192)
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(32,996)	(22,983)
Other, net	2,917	6,250
NET CASH PROVIDED BY OPERATING ACTIVITIES	155,630	47,066
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(115,477)	(75,701)
Acquisition of business	(16,174)	—
Purchases of securities	(2,159)	(2,038)
Sales and maturities of securities	4,305	2,054
Investments, net of return of capital, in equity method investees	88	—
Other, net	—	17
NET CASH USED IN INVESTING ACTIVITIES	(129,417)	(75,668)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	643,000	483,400
Repayments of long-term debt	(628,176)	(390,714)
Payment of debt issuance costs	(6,310)	—
Repurchases of common shares	(20,000)	(20,000)
Dividends paid to common shareholders	(36,764)	(32,976)
Exercises of stock options	1,790	1,400
Cash paid for shares withheld to satisfy employee taxes	(5,044)	(8,654)
Other, net	1,137	815
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(50,367)	33,271
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(690)	447
TOTAL (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(24,844)	5,116
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92,400	36,408
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,556	$41,524
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,923	$19,827
Income taxes (net of refunds)	$3,274	$38,103
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$17,235	$11,204
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
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
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at June 30, 2020 and for the three and six months ended June 30, 2020. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
Unless the context otherwise indicates, "we," "us" and "our" mean BWXT and its consolidated subsidiaries.
Reportable Segments
We operate in three reportable segments: Nuclear Operations Group, Nuclear Power Group and Nuclear Services Group. Our reportable segments are further described as follows:
•Our Nuclear Operations Group segment manufactures naval nuclear reactors for the U.S. Naval Nuclear Propulsion Program for use in submarines and aircraft carriers. Through this segment, we own and operate manufacturing facilities located in Lynchburg, Virginia; Barberton, Ohio; Mount Vernon, Indiana; Euclid, Ohio; and Erwin, Tennessee. The Lynchburg operations fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. The Barberton and Mount Vernon locations specialize in the design and manufacture of heavy components inclusive of development and fabrication activities for submarine missile launch tubes. The Euclid facility fabricates electro-mechanical equipment and performs design, manufacturing, inspection, assembly and testing activities. Fuel for the naval nuclear reactors is provided by Nuclear Fuel Services, Inc. ("NFS"), one of our wholly owned subsidiaries. Located in Erwin, NFS also downblends Cold War-era government stockpiles of high-enriched uranium into material suitable for further processing into commercial nuclear reactor fuel.
•Our Nuclear Power Group segment fabricates commercial nuclear steam generators, nuclear fuel, fuel handling systems, pressure vessels, reactor components, heat exchangers, tooling delivery systems and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level waste and supplies nuclear-grade materials and precisely machined components for nuclear utility customers. BWXT has supplied the nuclear industry with more than 1,300 large, heavy components worldwide and is the only commercial heavy nuclear component manufacturer in North America. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development, electrical and controls engineering and metallurgy and materials engineering. In addition, this segment offers in-plant inspection, maintenance and modification services for nuclear steam generators, heat exchangers, reactors, fuel handling systems and balance of plant equipment, as well as specialized non-destructive examination and tooling/repair solutions. This segment is also a leading global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses.
•Our Nuclear Services Group segment provides various services to the U.S. Government and the commercial nuclear industry. Services provided to the U.S. Government include nuclear materials management and operation, environmental management and administrative and operating services for various U.S. Government-owned facilities. These services are provided to the U.S. Department of Energy ("DOE"), including the National Nuclear Security Administration ("NNSA"), the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management, and NASA. Through this segment we deliver services and management solutions to nuclear and high-

consequence operations. A significant portion of this segment's operations are conducted through joint ventures. This segment also develops technology for a variety of applications, including advanced nuclear power sources, and offers complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for new advanced nuclear reactors.
See Note 9 for financial information about our segments. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and notes included in our 2019 10-K.
Divestiture of U.S.-Based Commercial Nuclear Services Business
On May 29, 2020, our subsidiary BWXT Nuclear Energy, Inc. divested its U.S.-based commercial nuclear services business, a component of our Nuclear Services Group segment. In a cashless transaction, we exchanged net assets totaling $18.0 million, consisting primarily of property, plant and equipment and certain warranty obligations, for a manufacturing facility and the associated land of approximately the same value. The acquired assets are reported as part of the Nuclear Services Group segment.
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

Our effective tax rate for the three months ended June 30, 2020 was 23.4% as compared to 24.1% for the three months ended June 30, 2019. Our effective tax rate for the six months ended June 30, 2020 was 23.3% as compared to 23.1% for the six months ended June 30, 2019. The effective tax rates for the three and six months ended June 30, 2020 and 2019 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rates for the six months ended June 30, 2020 and 2019 were favorably impacted by benefits recognized for excess tax benefits related to employee share-based payments of $0.9 million and $1.8 million, respectively.
As of June 30, 2020, we had gross unrecognized tax benefits of $4.0 million (exclusive of interest and federal and state benefits), all of which would reduce our effective tax rate if recognized.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At June 30, 2020, we had restricted cash and cash equivalents totaling $6.0 million, $2.9 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statement of cash flows:

	June 30, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$61,584	$86,540
Restricted cash and cash equivalents	3,069	3,056
Restricted cash and cash equivalents included in Other Assets	2,903	2,804
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statement of cash flows	$67,556	$92,400
Inventories
At June 30, 2020 and December 31, 2019, Other current assets included inventories totaling $12.0 million and $17.1 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment, Net
Property, plant and equipment, net is stated at cost and is set forth below:

	June 30, 2020	December 31, 2019
	(In thousands)
Land	$9,349	$8,919
Buildings	254,951	221,462
Machinery and equipment	780,088	775,997
Property under construction	299,954	265,715
	1,344,342	1,272,093
Less: Accumulated depreciation	688,137	691,852
Property, Plant and Equipment, Net	$656,205	$580,241

Deferred Debt Issuance Costs
We have included deferred debt issuance costs in the condensed consolidated balance sheets as a direct deduction from the carrying amount of our Long-Term Debt. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of our deferred debt issuance costs:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Balance at beginning of period	$8,006	$9,583
Additions	6,627	—
Interest expense (1)	(1,464)	(788)
Balance at end of period	$13,169	$8,795
(1)Includes the recognition of prior deferred debt issuance costs associated with the Credit Facility, as defined below, of $0.7 million for the six months ended June 30, 2020.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Currency translation adjustments	$(2,315)	$8,769
Net unrealized gain on derivative financial instruments	304	64
Unrecognized prior service cost on benefit obligations	(15,395)	(16,614)
Net unrealized gain (loss) on available-for-sale investments	(113)	333
Accumulated other comprehensive income (loss)	$(17,519)	$(7,448)
The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$551	$64	$550	$52	Revenues
	(430)	(337)	(987)	(135)	Cost of operations
	121	(273)	(437)	(83)	Total before tax
	(32)	70	106	21	Provision for Income Taxes
	$89	$(203)	$(331)	$(62)	Net Income
Amortization of prior service cost on benefit obligations	$(776)	$(648)	$(1,553)	$(1,295)	Other – net
	167	155	334	291	Provision for Income Taxes
	$(609)	$(493)	$(1,219)	$(1,004)	Net Income
Total reclassification for the period	$(520)	$(696)	$(1,550)	$(1,066)
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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments and loans between domestic and foreign subsidiaries denominated in foreign currencies. We record these contracts at fair value on our condensed consolidated balance sheets. Based on the hedge designation at the inception of the contract, the related gains and losses on these contracts are deferred in stockholders' equity as a component of Accumulated other comprehensive income until the hedged item is recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of Other – net on our condensed consolidated statements of income.
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At June 30, 2020, we had deferred approximately $0.3 million of net gains on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended June 30, 2020 and 2019, we recognized (gains) losses of $3.6 million and $0.1 million, respectively, and for the six months ended June 30, 2020 and 2019, we recognized (gains) losses of $(1.6) million and $(1.5) million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedges.
At June 30, 2020, our derivative financial instruments consisted of FX forward contracts with a total notional value of $159.7 million with maturities extending to July 2022. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.
NOTE 2 – ACQUISITIONS
Laker Energy Products Ltd.
On January 2, 2020, our subsidiary BWXT Canada Ltd. acquired Laker Energy Products Ltd. ("Laker Energy Products") for CAD 21.1 million ($16.2 million U.S. dollar equivalent), subject to contingent consideration of up to an additional CAD 12.0 million. Our preliminary purchase price allocation resulted in the recognition of $8.3 million of Property, Plant and Equipment, Net, $6.4 million of Intangible Assets and $3.5 million of Goodwill. In addition, we recognized right-of-use assets and lease liabilities of $2.7 million. Laker Energy Products is a global supplier of nuclear-grade materials and precisely machined components for CANDU nuclear power utilities and employs approximately 140 personnel. Laker Energy Products is reported as part of our Nuclear Power Group segment.
NOTE 3 – REVENUE RECOGNITION
Disaggregated Revenues
Revenues by geographical area and customer type were as follows:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
United States:
Government	$370,060	$—	$28,486	$398,546	$343,048	$—	$28,823	$371,871
Non-Government	38,084	6,989	3,731	48,804	14,612	8,973	788	24,373
	$408,144	$6,989	$32,217	$447,350	$357,660	$8,973	$29,611	$396,244
Canada:
Non-Government	$—	$57,380	$1,111	$58,491	$—	$66,160	$218	$66,378
Other:
Non-Government	$2,108	$3,614	$—	$5,722	$692	$11,506	$—	$12,198
Segment Revenues	$410,252	$67,983	$33,328	511,563	$358,352	$86,639	$29,829	474,820
Eliminations				(7,043)				(3,589)
Revenues				$504,520				$471,231

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
United States:
Government	$771,126	$—	$53,082	$824,208	$640,351	$—	$53,274	$693,625
Non-Government	58,925	16,597	14,940	90,462	19,950	18,135	5,141	43,226
	$830,051	$16,597	$68,022	$914,670	$660,301	$18,135	$58,415	$736,851
Canada:
Non-Government	$—	$131,907	$2,071	$133,978	$—	$134,771	$508	$135,279
Other:
Non-Government	$3,976	$7,396	$—	$11,372	$2,852	$18,132	$—	$20,984
Segment Revenues	$834,027	$155,900	$70,093	1,060,020	$663,153	$171,038	$58,923	893,114
Eliminations				(13,292)				(5,429)
Revenues				$1,046,728				$887,685
Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Over time	$410,204	$61,590	$33,328	$505,122	$358,294	$72,793	$29,829	$460,916
Point-in-time	48	6,393	—	6,441	58	13,846	—	13,904
Segment Revenues	$410,252	$67,983	$33,328	511,563	$358,352	$86,639	$29,829	474,820
Eliminations				(7,043)				(3,589)
Revenues				$504,520				$471,231

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Over time	$833,943	$138,775	$70,093	$1,042,811	$663,027	$143,454	$58,923	$865,404
Point-in-time	84	17,125	—	17,209	126	27,584	—	27,710
Segment Revenues	$834,027	$155,900	$70,093	1,060,020	$663,153	$171,038	$58,923	893,114
Eliminations				(13,292)				(5,429)
Revenues				$1,046,728				$887,685
Revenues by contract type were as follows:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Fixed-Price Incentive Fee	$317,180	$394	$—	$317,574	$299,155	$1,308	$—	$300,463
Firm-Fixed-Price	64,193	61,866	6,911	132,970	36,697	77,205	3,904	117,806
Cost-Plus Fee	28,827	—	24,018	52,845	22,286	8	25,780	48,074
Time-and-Materials	52	5,723	2,399	8,174	214	8,118	145	8,477
Segment Revenues	$410,252	$67,983	$33,328	511,563	$358,352	$86,639	$29,829	474,820
Eliminations				(7,043)				(3,589)
Revenues				$504,520				$471,231

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Fixed-Price Incentive Fee	$601,554	$886	$—	$602,440	$544,642	$1,581	$—	$546,223
Firm-Fixed-Price	177,530	132,702	18,548	328,780	76,040	139,203	10,072	225,315
Cost-Plus Fee	54,823	—	46,511	101,334	42,139	8	48,315	90,462
Time-and-Materials	120	22,312	5,034	27,466	332	30,246	536	31,114
Segment Revenues	$834,027	$155,900	$70,093	1,060,020	$663,153	$171,038	$58,923	893,114
Eliminations				(13,292)				(5,429)
Revenues				$1,046,728				$887,685
Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the three months ended June 30, 2020 and 2019, we recognized net favorable changes in estimates that resulted in increases in revenues of $11.4 million and $16.6 million, respectively. During the six months ended June 30, 2020 and 2019, we recognized net favorable changes in estimates that resulted in increases in revenues of $21.0 million and $21.4 million, respectively.
Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues recognized over time. Amounts that are withheld on our fixed-price incentive fee contracts are classified within Retainages. Certain of these amounts require conditions other than the passage of time to be achieved, with the remaining amounts only requiring the passage of time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the six months ended June 30, 2020, our unbilled receivables increased $16.3 million primarily as a result of the timing of milestone billings on certain firm-fixed-price contracts within our Nuclear Power Group segment, partially offset by decreases in unbilled receivables within our Nuclear Operations Group segment. During the six months ended June 30, 2020, our Advance billings on contracts decreased $10.6 million primarily as a result of revenue recognized in excess of billings. Our fixed-price incentive fee contracts for our Nuclear Operations Group segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments made during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts.

	June 30,	December 31,
	2020	2019
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$382,191	$365,861
Retainages	$46,767	$46,670
Included in Other Assets:
Retainages	$1,391	$1,412
Advance billings on contracts	$64,815	$75,425
During the three months ended June 30, 2020 and 2019, we recognized $12.2 million and $16.7 million of revenues that were in Advance billings on contracts at December 31, 2019 and 2018, respectively. During the six months ended June 30, 2020 and 2019, we recognized $42.4 million and $50.5 million of revenues that were in Advance billings on contracts at December 31, 2019 and 2018, respectively.

Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Of the remaining performance obligations on our contracts with customers at June 30, 2020, we expect to recognize revenues as follows:

	2020	2021	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$722	$1,098	$2,094	$3,914
Nuclear Power Group	178	209	384	771
Nuclear Services Group	33	5	5	43
Total Remaining Performance Obligations	$933	$1,312	$2,483	$4,728
NOTE 4 – LONG-TERM DEBT
Our Long-Term Debt consists of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Senior Notes	$800,000	$400,000
Credit Facility	40,000	432,159
Less: Amounts due within one year	—	14,711
Long-Term Debt, gross	840,000	817,448
Less: Deferred debt issuance costs	13,169	8,006
Long-Term Debt	$826,831	$809,442
Maturities of long-term debt subsequent to June 30, 2020 were as follows: 2020 through 2024 – $0.0 million; 2025 – $40.0 million; and thereafter – $800.0 million.
On June 12, 2020, we issued $400 million aggregate principal amount of our 4.125% senior notes due 2028 (the "Senior Notes due 2028") pursuant to an indenture dated June 12, 2020 (the "2020 Indenture") among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee. The proceeds from the issuance of the Senior Notes due 2028 were used to (1) repay in full the Term Loans, as defined below, under our Credit Agreement dated May 24, 2018 (as amended, the "Credit Facility"), (2) repay a portion of the borrowings under the Revolving Credit Facility, as defined below, under the Credit Facility, and (3) pay all fees and expenses related to the issuance of the Senior Notes due 2028.
Credit Facility
On March 24, 2020, we entered into an Amendment No. 1 to Credit Agreement (the "Amendment"), which amended the Credit Facility with Wells Fargo Bank, N.A., as administrative agent, and the other lenders party thereto. The Credit Facility originally provided for a $500 million senior secured revolving credit facility (the "Revolving Credit Facility"), a $50 million U.S. dollar senior secured term loan A made available to the Company (the "USD Term Loan") and a $250 million (U.S. dollar equivalent) Canadian dollar senior secured term loan A made available to BWXT Canada Ltd. (the "CAD Term Loan" and together with the USD Term Loan, the "Term Loans"). On June 12, 2020, we repaid in full the Term Loans, at par, with a portion of the proceeds from the issuance of the Senior Notes due 2028.
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
The Company's obligations under the Credit Facility are guaranteed, subject to certain exceptions, by substantially all of the Company's present and future wholly owned domestic restricted subsidiaries. The Credit Facility is secured by first-priority liens on certain assets owned by the Company and its subsidiary guarantors (other than its subsidiaries comprising its Nuclear Operations Group segment and a portion of its Nuclear Services Group segment).
The Revolving Credit Facility requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans under the Credit Facility at any time without premium or penalty (other than customary Eurocurrency breakage costs), subject to notice requirements.
The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of June 30, 2020, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Revolving Credit Facility bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at June 30, 2020, the margin for Eurocurrency rate and base rate revolving loans was 1.25% and 0.25%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.25% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of June 30, 2020, borrowings and letters of credit issued under the Revolving Credit Facility totaled $40.0 million and $64.7 million, respectively. As a result, as of June 30, 2020 we had $645.3 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of June 30, 2020, the interest rate on outstanding borrowings under our Credit Facility was 1.43%.
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
Senior Notes due 2028
We issued $400 million aggregate principal amount of our Senior Notes due 2028 pursuant to the 2020 Indenture. The Senior Notes due 2028 are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Credit Facility.

Interest on the Senior Notes due 2028 is payable semi-annually in cash in arrears on June 30 and December 30 of each year, commencing on December 30, 2020, at a rate of 4.125% per annum. The Senior Notes due 2028 will mature on June 30, 2028.
The Company may redeem the Senior Notes due 2028, in whole or in part, at any time on or after June 30, 2023 at a redemption price equal to (i) 102.063% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on June 30, 2023, (ii) 101.031% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on June 30, 2024 and (iii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after June 30, 2025, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to June 30, 2023, the Company may also redeem up to 40.0% of the Senior Notes due 2028 with net cash proceeds of certain equity offerings at a redemption price equal to 104.125% of the principal amount of the Senior Notes due 2028 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to June 30, 2023, the Company may redeem the Senior Notes due 2028, in whole or in part, at a redemption price equal to 100.0% of the principal amount of the Senior Notes due 2028 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of June 30, 2020, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
NOTE 5 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended June 30, 2020 and 2019, these amounts were $2.9 million and $2.6 million, respectively. For the six months ended June 30, 2020 and 2019, these amounts were $5.9 million and $5.2 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended June 30, 2020 and 2019, these amounts were $(9.5) million and $(5.3) million, respectively. For the six months ended June 30, 2020 and 2019, these amounts were $(19.0) million and $(10.5) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)
Service cost	$2,779	$2,469	$5,598	$4,925	$161	$144	$327	$289
Interest cost	9,221	11,563	18,523	23,155	404	585	814	1,170
Expected return on plan assets	(19,211)	(17,418)	(38,575)	(34,854)	(672)	(628)	(1,344)	(1,255)
Amortization of prior service cost (credit)	825	725	1,650	1,450	(49)	(77)	(97)	(155)
Net periodic benefit (income) cost	$(6,386)	$(2,661)	$(12,804)	$(5,324)	$(156)	$24	$(300)	$49
NOTE 6 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.

NOTE 7 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at June 30, 2020:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities
Mutual funds	$5,752	$—	$5,752	$—
Available-for-sale securities
U.S. Government and agency securities	2,307	2,307	—	—
Corporate bonds	2,824	1,421	1,403	—
Asset-backed securities and collateralized mortgage obligations	63	—	63	—
Total	$10,946	$3,728	$7,218	$—
The following is a summary of our investments measured at fair value at December 31, 2019:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities
Equities	$2,172	$—	$2,172	$—
Mutual funds	5,685	—	5,685	—
Available-for-sale securities
U.S. Government and agency securities	2,044	2,044	—	—
Corporate bonds	3,483	1,855	1,628	—
Asset-backed securities and collateralized mortgage obligations	79	—	79	—
Total	$13,463	$3,899	$9,564	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At June 30, 2020 and December 31, 2019, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $(0.2) million and $(0.8) million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our 5.375% senior notes due 2026 (the "Senior Notes due 2026") and our Senior Notes due 2028, on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At June 30, 2020 and December 31, 2019, the fair value of our Senior Notes due 2026 was $413.0 million and $423.5 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at June 30, 2020 and December 31, 2019.

NOTE 8 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended June 30, 2020 and 2019 totaled $4.7 million and $4.2 million, respectively, with associated tax benefit totaling $0.8 million and $0.8 million, respectively. Stock-based compensation recognized for all of our plans for the six months ended June 30, 2020 and 2019 totaled $7.3 million and $7.8 million, respectively, with associated tax benefit totaling $1.2 million and $1.4 million, respectively.
BWX Technologies, Inc. 2020 Omnibus Incentive Plan
In May 2020, our stockholders approved the 2020 Omnibus Incentive Plan (the "2020 Plan") which succeeds the 2010 Long-Term Incentive Plan (the "Prior Plan"). Members of the Board of Directors, executive officers, key employees and consultants are eligible to participate in the 2020 Plan. The Compensation Committee of the Board of Directors selects the participants for the 2020 Plan. The 2020 Plan provides for cash awards and equity-based compensation in the form of stock options, restricted stock, restricted stock units, performance shares and performance units, subject to satisfaction of specific performance goals. Shares subject to awards under either the 2020 Plan or the Prior Plan that are cancelled, forfeited, terminated or expire unexercised, shall immediately become available for the granting of awards under the 2020 Plan. As of the effective date of the 2020 Plan, shares available for grant under the Prior Plan are available for grant under the 2020 Plan. In addition, our stockholders approved an additional 1,450,000 shares of common stock for issuance through the 2020 Plan. Options to purchase shares are granted at not less than 100% of the fair market value closing price on the date of grant, become exercisable at such time or times as determined when granted and expire not more than ten years after the date of grant.
NOTE 9 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
REVENUES:
Nuclear Operations Group	$410,252	$358,352	$834,027	$663,153
Nuclear Power Group	67,983	86,639	155,900	171,038
Nuclear Services Group	33,328	29,829	70,093	58,923
Eliminations (1)	(7,043)	(3,589)	(13,292)	(5,429)
	$504,520	$471,231	$1,046,728	$887,685
(1)Segment revenues are net of the following intersegment transfers:

Nuclear Operations Group Transfers	$(863)	$(1,047)	$(1,536)	$(1,904)
Nuclear Power Group Transfers	(145)	(33)	(274)	(73)
Nuclear Services Group Transfers	(6,035)	(2,509)	(11,482)	(3,452)
	$(7,043)	$(3,589)	$(13,292)	$(5,429)
OPERATING INCOME:
Nuclear Operations Group	$85,972	$75,226	$176,331	$132,851
Nuclear Power Group	1,102	14,883	9,572	27,466
Nuclear Services Group	4,122	1,490	10,522	3,061
Other	(5,600)	(6,744)	(10,959)	(12,840)
	$85,596	$84,855	$185,466	$150,538
Unallocated Corporate (2)	(3,162)	(4,320)	(4,765)	(6,359)
Total Operating Income	$82,434	$80,535	$180,701	$144,179
Other Income (Expense)	1,646	(2,801)	1,827	(3,568)
Income before Provision for Income Taxes	$84,080	$77,734	$182,528	$140,611
(2)Unallocated corporate includes general corporate overhead not allocated to segments.

NOTE 10 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$64,258	$58,878	$139,757	$107,856
Weighted-average common shares	95,457,629	95,357,311	95,434,990	95,306,210
Basic earnings per common share	$0.67	$0.62	$1.46	$1.13
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$64,258	$58,878	$139,757	$107,856
Weighted-average common shares (basic)	95,457,629	95,357,311	95,434,990	95,306,210
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	175,942	319,893	259,982	443,070
Adjusted weighted-average common shares	95,633,571	95,677,204	95,694,972	95,749,280
Diluted earnings per common share	$0.67	$0.62	$1.46	$1.13
(1)At June 30, 2020 and 2019, we excluded 8,321 and 52,386 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

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
From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our Company. Forward-looking statements include those statements that express a belief, expectation or intention, as well as those that are not statements of historical fact, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements and assumptions regarding expectations and projections of specific projects, our future backlog, revenues, income and capital spending, strategic investments, acquisitions or divestitures, return of capital activities, margin improvement initiatives or impacts of the novel strain of coronavirus ("COVID-19") pandemic are examples of forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "seek," "goal," "could," "intend," "may," "should" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.
We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our industries and our Company. We caution that these statements are not guarantees of future performance and you should not rely unduly on them as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. For example, the extent to which the COVID-19 outbreak impacts our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the length and severity of the COVID-19 health crisis, and the actions to contain its impact, in addition to the potential recurrence or subsequent waves of COVID-19 or similar diseases. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in the sections labeled Item 1A, "Risk Factors" of our 2019 10-K, of our quarterly report on Form 10-Q for the quarter ended March, 31, 2020 (our "First Quarter 2020 10-Q") and of this Report, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
We have discussed many of these factors in more detail elsewhere in this Report, including under the heading "COVID-19 Assessment" of this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A, "Risk Factors", and in Item 1A "Risk Factors" in our 2019 10-K and our First Quarter 2020 10-Q. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this Report or in our 2019 10-K and our First Quarter 2020 10-Q could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update or review any forward-looking statement or our description of important factors, whether as a result of new information, future events or otherwise, except as required by applicable laws.
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
Nuclear Services Group
Our Nuclear Services Group segment provides various services to the U.S. Government. The revenues and equity in income of investees under our U.S. Government contracts are largely a function of spending of the U.S. Government and the performance scores we and our consortium partners earn in managing and operating high-consequence operations at U.S. nuclear weapons sites, national laboratories and manufacturing complexes. With its specialized capabilities of full life-cycle management of special materials, facilities and technologies, we believe our Nuclear Services Group segment is well-positioned to continue to participate in the continuing cleanup, operation and management of critical government-owned nuclear sites, laboratories and manufacturing complexes maintained by the DOE, NASA and other federal agencies. This segment also develops technology for a variety of applications, including advanced nuclear power sources, and offers complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for new advanced nuclear reactors.
Divestiture of U.S.-Based Commercial Nuclear Services Business
On May 29, 2020, our subsidiary BWXT Nuclear Energy, Inc. divested its U.S.-based commercial nuclear services business, a component of our Nuclear Services Group segment. In a cashless transaction, we exchanged net assets totaling $18.0 million, consisting primarily of property, plant and equipment and certain warranty obligations, for a manufacturing facility and the associated land of approximately the same value. The acquired assets are reported as part of the Nuclear Services Group segment.
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
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2020 with the exception of the adoption of Financial Accounting Standards Board ("FASB") Topic Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment as described in the notes to the condensed consolidated financial statements in Part I of this Report.

Accounting for Contracts
On certain of our performance obligations, we recognize revenue over time. In accordance with FASB Topic Revenue from Contracts with Customers, we are required to estimate the total amount of costs on these performance obligations. As of June 30, 2020, we have provided for the estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract revenues and costs. A principal risk on fixed-price contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. During the three months ended June 30, 2020 and 2019, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased operating income by approximately $11.4 million and $18.9 million, respectively. During the six months ended June 30, 2020 and 2019, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased operating income by approximately $21.0 million and $23.7 million, respectively.
COVID-19 Assessment
A global outbreak of COVID-19 has occurred impacting over 200 countries, including the U.S. and Canada where we maintain our principal operations. Developments have been occurring rapidly with respect to the spread of COVID-19 and its impact on human health and businesses, with new and changing government actions occurring on a daily basis. As a result, we have been closely monitoring the COVID-19 pandemic and its impacts and potential impacts on our business.
We have received notifications from the U.S. and Canadian governments designating BWXT as an essential business given our roles in national security, energy production and medical manufacturing. We continue to operate our facilities and have taken numerous precautions to mitigate exposure and protect the health and well-being of our workforce. The COVID-19 pandemic has not caused a significant disruption to our operations or our supply chain to date.
Because developments related to the spread of COVID-19 and its impacts have been occurring rapidly, it is difficult to predict any future impact at this time. We may experience material disruptions to demand for our products and services and our operations in the future as a result of, among other things, national, state, provincial or local government enforced quarantines, worker illness or absenteeism, and travel and other restrictions. For example, we have experienced a year over year decline in revenues in our medical radioisotopes and radiopharmaceuticals business due to a decrease in demand for elective diagnostic procedures. For similar reasons, the COVID-19 pandemic may also adversely impact our supply chain and other manufacturers which could delay our receipt of essential goods and services. For example, certain services scheduled during nuclear power plant outages during which our Nuclear Power Group segment would operate have been rescheduled. We have also experienced delays in the bidding and contracting process for our U.S. Government businesses due to COVID-19 concerns. Any number of these potential risks could have a material adverse effect on our financial condition, results of operations and cash flows. The extent to which the COVID-19 outbreak impacts our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.
See Item 1A "Risk Factors" in this Report for an additional discussion of risks of the COVID-19 pandemic on our business.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2020 VS. THREE AND SIX MONTHS ENDED JUNE 30, 2019
Selected financial highlights are presented in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	$ Change	2020	2019	$ Change
	(In thousands)
REVENUES:
Nuclear Operations Group	$410,252	$358,352	$51,900	$834,027	$663,153	$170,874
Nuclear Power Group	67,983	86,639	(18,656)	155,900	171,038	(15,138)
Nuclear Services Group	33,328	29,829	3,499	70,093	58,923	11,170
Eliminations	(7,043)	(3,589)	(3,454)	(13,292)	(5,429)	(7,863)
	$504,520	$471,231	$33,289	$1,046,728	$887,685	$159,043
OPERATING INCOME:
Nuclear Operations Group	$85,972	$75,226	$10,746	$176,331	$132,851	$43,480
Nuclear Power Group	1,102	14,883	(13,781)	9,572	27,466	(17,894)
Nuclear Services Group	4,122	1,490	2,632	10,522	3,061	7,461
Other	(5,600)	(6,744)	1,144	(10,959)	(12,840)	1,881
	$85,596	$84,855	$741	$185,466	$150,538	$34,928
Unallocated Corporate	(3,162)	(4,320)	1,158	(4,765)	(6,359)	1,594
Total Operating Income	$82,434	$80,535	$1,899	$180,701	$144,179	$36,522
Consolidated Results of Operations
Three months ended June 30, 2020 vs. 2019
Consolidated revenues increased 7.1%, or $33.3 million, to $504.5 million in the three months ended June 30, 2020 compared to $471.2 million for the corresponding period in 2019, due to increases in revenues from our Nuclear Operations Group and Nuclear Services Group segments totaling $51.9 million and $3.5 million, respectively. These increases were partially offset by a decrease in revenues in our Nuclear Power Group segment of $18.7 million.
Consolidated operating income increased $1.9 million to $82.4 million in the three months ended June 30, 2020 compared to $80.5 million for the corresponding period of 2019. Operating income in our Nuclear Operations Group, Nuclear Services Group and Other segments increased by $10.7 million, $2.6 million, and $1.1 million, respectively. In addition, we experienced lower Unallocated Corporate expenses of $1.2 million when compared to the corresponding period of 2019. These increases were partially offset by a decrease in operating income in our Nuclear Power Group segment of $13.8 million.
Six months ended June 30, 2020 vs. 2019
Consolidated revenues increased 17.9%, or $159.0 million, to $1,046.7 million in the six months ended June 30, 2020 compared to $887.7 million for the corresponding period in 2019, due to increases in revenues from our Nuclear Operations Group and Nuclear Services Group segments totaling $170.9 million and $11.2 million, respectively. These increases were partially offset by a decrease in revenues in our Nuclear Power Group segment of $15.1 million.
Consolidated operating income increased $36.5 million to $180.7 million in the six months ended June 30, 2020 compared to $144.2 million for the corresponding period of 2019. Operating income in our Nuclear Operations Group, Nuclear Services Group and Other segments increased by $43.5 million, $7.5 million, and $1.9 million, respectively. In addition, we experienced lower Unallocated Corporate expenses of $1.6 million when compared to the corresponding period of 2019. These increases were partially offset by a decrease in operating income in our Nuclear Power Group segment of $17.9 million.

Nuclear Operations Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	$ Change	2020	2019	$ Change
	(In thousands)
Revenues	$410,252	$358,352	$51,900	$834,027	$663,153	$170,874
Operating Income	$85,972	$75,226	$10,746	$176,331	$132,851	$43,480
% of Revenues	21.0%	21.0%		21.1%	20.0%
Three months ended June 30, 2020 vs. 2019
Revenues increased 14.5%, or $51.9 million, to $410.3 million in the three months ended June 30, 2020 compared to $358.4 million for the corresponding period of 2019. The increase related to the timing of the procurement of certain long-lead materials when compared to the corresponding period of 2019 as well as additional volume in our naval nuclear fuel and downblending operations.
Operating income increased $10.7 million to $86.0 million in the three months ended June 30, 2020 compared to $75.2 million for the corresponding period of 2019. The increase was due to the operating income impact of the changes in revenues noted above.
Six months ended June 30, 2020 vs. 2019
Revenues increased 25.8%, or $170.9 million, to $834.0 million in the six months ended June 30, 2020 compared to $663.2 million for the corresponding period of 2019 as we continue to expand production related to the Columbia-Class nuclear propulsion system. The increase comprised additional volume in the manufacture of nuclear components for U.S. Government programs and the timing of the procurement of certain long-lead materials when compared to the corresponding period of 2019.
Operating income increased $43.5 million to $176.3 million in the six months ended June 30, 2020 compared to $132.9 million for the corresponding period of 2019. The increase was due to the operating income impact of the changes in revenues noted above as well as favorable contract adjustments related to our naval nuclear fuel operations.
Nuclear Power Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	$ Change	2020	2019	$ Change
	(In thousands)
Revenues	$67,983	$86,639	$(18,656)	$155,900	$171,038	$(15,138)
Operating Income	$1,102	$14,883	$(13,781)	$9,572	$27,466	$(17,894)
% of Revenues	1.6%	17.2%		6.1%	16.1%
Three months ended June 30, 2020 vs. 2019
Revenues decreased 21.5%, or $18.7 million, to $68.0 million in the three months ended June 30, 2020 compared to $86.6 million for the corresponding period of 2019. The decrease was primarily related to lower revenues in our nuclear components business of $20.9 million largely attributable to decreased activity associated with major steam generator design and supply contracts as well as a decrease in volume associated with our medical radioisotopes business. These decreases were partially offset by revenues associated with the Laker Energy Products acquisition of $5.7 million.
Operating income decreased $13.8 million to $1.1 million in the three months ended June 30, 2020 compared to $14.9 million for the corresponding period of 2019, primarily attributable to the decrease in revenues noted above as well as a decline in operating margins as a result of net favorable changes in estimates related to certain long-term contracts recorded in the prior year.
Six months ended June 30, 2020 vs. 2019
Revenues decreased 8.9%, or $15.1 million, to $155.9 million in the six months ended June 30, 2020 compared to $171.0 million for the corresponding period of 2019. The decrease was primarily related to lower revenues in our nuclear components business of $11.3 million largely attributable to decreased activity associated with major steam generator design and supply contracts. We also experienced a decrease in revenue of $9.5 million due to lower levels of in-plant inspection, maintenance and modification services when compared to the same period in the prior year. These decreases were partially offset by revenues associated with the Laker Energy Products acquisition.
Operating income decreased $17.9 million to $9.6 million in the six months ended June 30, 2020 compared to $27.5 million for the corresponding period of 2019, primarily attributable to the decrease in revenues noted above as well as a decline in operating margins as a result of net favorable changes in estimates related to certain long-term contracts recorded in the prior year, as well a shift in our product line mix when compared to the same period in the prior year.
Nuclear Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	$ Change	2020	2019	$ Change
	(In thousands)
Revenues	$33,328	$29,829	$3,499	$70,093	$58,923	$11,170
Operating Income	$4,122	$1,490	$2,632	$10,522	$3,061	$7,461
% of Revenues	12.4%	5.0%		15.0%	5.2%
Three months ended June 30, 2020 vs. 2019
Revenues increased 11.7%, or $3.5 million, to $33.3 million in the three months ended June 30, 2020 compared to $29.8 million for the corresponding period of 2019, primarily attributable to an increase in design and engineering work executed by our advanced technologies business.
Operating income increased $2.6 million to $4.1 million in the three months ended June 30, 2020 compared to $1.5 million for the corresponding period of 2019. The increase was due to the operating income impact of the changes in revenues noted above in addition to a decrease in selling, general and administrative expenses related to business development activities caused by the timing of proposal activities.
Six months ended June 30, 2020 vs. 2019
Revenues increased 19.0%, or $11.2 million, to $70.1 million in the six months ended June 30, 2020 compared to $58.9 million for the corresponding period of 2019. The increase was primarily attributable to design and engineering work executed by our advanced technologies business and an increase in the volume of commercial nuclear inspection and maintenance outage work in the U.S. when compared to the same period in the prior year.
Operating income increased $7.5 million to $10.5 million in the six months ended June 30, 2020 compared to $3.1 million for the corresponding period of 2019 due to the operating income impact of the changes in revenues noted above.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	$ Change	2020	2019	$ Change
	(In thousands)
Operating Income	$(5,600)	$(6,744)	$1,144	$(10,959)	$(12,840)	$1,881
Operating income increased $1.1 million and $1.9 million in the three and six months ended June 30, 2020, respectively, primarily due to a decrease in research and development activities related to our medical and industrial radioisotope capabilities and other advanced technologies when compared to the corresponding periods of the prior year.
Unallocated Corporate
Unallocated corporate expenses decreased $1.2 million and $1.6 million in the three and six months ended June 30, 2020, respectively, primarily due to a decrease in healthcare claims, which was partially offset by an increase in legal and consulting costs associated with the divestiture of our U.S.-based commercial nuclear services business during the second quarter of 2020.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	$ Change	2020	2019	$ Change
	(In thousands)
Income before Provision for Income Taxes	$84,080	$77,734	$6,346	$182,528	$140,611	$41,917
Provision for Income Taxes	$19,684	$18,734	$950	$42,512	$32,501	$10,011
Effective Tax Rate	23.4%	24.1%		23.3%	23.1%
We primarily operate in the U.S. and Canada, and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21% and our Canadian tax provision based on the Canadian local statutory rate of approximately 25%.
Our effective tax rate for the three months ended June 30, 2020 was 23.4% as compared to 24.1% for the three months ended June 30, 2019. Our effective tax rate for the six months ended June 30, 2020 was 23.3% as compared to 23.1% for the six months ended June 30, 2019. The effective tax rates for the three and six months ended June 30, 2020 and 2019 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rates for the six months ended June 30, 2020 and 2019 were favorably impacted by benefits recognized for excess tax benefits related to employee share-based payments of $0.9 million and $1.8 million, respectively.
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

	June 30, 2020	December 31, 2019
	(In approximate millions)
Nuclear Operations Group	$3,914	$4,515
Nuclear Power Group	771	730
Nuclear Services Group	43	43
Total Backlog	$4,728	$5,288
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Nuclear Services Group segment.

Of the backlog at June 30, 2020, we expect to recognize revenues as follows:

	2020	2021	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$722	$1,098	$2,094	$3,914
Nuclear Power Group	178	209	384	771
Nuclear Services Group	33	5	5	43
Total Backlog	$933	$1,312	$2,483	$4,728
At June 30, 2020, our Nuclear Operations Group segment's backlog with the U.S. Government was $3,516.4 million, $401.8 million of which had not yet been funded.
At June 30, 2020, our Nuclear Power Group segment had no backlog with the U.S. Government.
At June 30, 2020, our Nuclear Services Group segment's backlog with the U.S. Government was $37.7 million, all of which was funded.
Major new awards from the U.S. Government are typically received following Congressional approval of the budget for the U.S. Government's next fiscal year, which starts October 1, and may not be awarded to us before the end of the calendar year. Due to the fact that most contracts awarded by the U.S. Government are subject to these annual funding approvals, the total values of the underlying programs are significantly larger. In 2019, we received awards from the U.S. Government with a combined value in excess of $3.9 billion, inclusive of unexercised options, approximately $2.9 billion of which had been added to backlog as of June 30, 2020. The value of unexercised options excluded from backlog as of June 30, 2020 was approximately $1.0 billion, which is expected to be exercised through 2025, subject to annual Congressional appropriations.
Liquidity and Capital Resources
On June 12, 2020, we issued $400 million aggregate principal amount of our 4.125% senior notes due 2028 (the "Senior Notes due 2028") pursuant to an indenture dated June 12, 2020 (the "2020 Indenture") among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee. The proceeds from the issuance of the Senior Notes due 2028 were used to (1) repay in full the Term Loans, as defined below, under our Credit Agreement dated May 24, 2018 (as amended, the "Credit Facility"), (2) repay a portion of the borrowings under the Revolving Credit Facility, as defined below, under the Credit Facility, and (3) pay all fees and expenses related to the issuance of the Senior Notes due 2028.
Credit Facility
On March 24, 2020, we entered into an Amendment No. 1 to Credit Agreement (the "Amendment"), which amended the Credit Facility with Wells Fargo Bank, N.A., as administrative agent, and the other lenders party thereto. The Credit Facility originally provided for a $500 million senior secured revolving credit facility (the "Revolving Credit Facility"), a $50 million U.S. dollar senior secured term loan A made available to the Company (the "USD Term Loan") and a $250 million (U.S. dollar equivalent) Canadian dollar senior secured term loan A made available to BWXT Canada Ltd. (the "CAD Term Loan" and together with the USD Term Loan, the "Term Loans"). On June 12, 2020, we repaid in full the Term Loans, at par, with a portion of the proceeds from the issuance of the Senior Notes due 2028.
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
The Company's obligations under the Credit Facility are guaranteed, subject to certain exceptions, by substantially all of the Company's present and future wholly owned domestic restricted subsidiaries. The Credit Facility is secured by first-priority liens on certain assets owned by the Company and its subsidiary guarantors (other than its subsidiaries comprising its Nuclear Operations Group segment and a portion of its Nuclear Services Group segment).
The Revolving Credit Facility requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans under the Credit Facility at any time without premium or penalty (other than customary Eurocurrency breakage costs), subject to notice requirements.
The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of June 30, 2020, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Revolving Credit Facility bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at June 30, 2020, the margin for Eurocurrency rate and base rate revolving loans was 1.25% and 0.25%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.25% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of June 30, 2020, borrowings and letters of credit issued under the Revolving Credit Facility totaled $40.0 million and $64.7 million, respectively. As a result, as of June 30, 2020 we had $645.3 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of June 30, 2020, the interest rate on outstanding borrowings under our Credit Facility was 1.43%.
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
Senior Notes due 2026
We issued $400 million aggregate principal amount of 5.375% senior notes due 2026 (the "Senior Notes due 2026") pursuant to an indenture dated May 24, 2018 (the "2018 Indenture"), among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The Senior Notes due 2026 are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Credit Facility.
Interest on the Senior Notes due 2026 is payable semi-annually in cash in arrears on January 15 and July 15 of each year, which commenced on July 15, 2018, at a rate of 5.375% per annum. The Senior Notes due 2026 will mature on July 15, 2026.

On and after July 15, 2021, the Company may redeem the Senior Notes due 2026, in whole or in part, at a redemption price equal to (i) 102.688% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on July 15, 2021, (ii) 101.344% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on July 15, 2022 and (iii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after July 15, 2023, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to July 15, 2021, the Company may also redeem up to 40.0% of the Senior Notes due 2026 with net cash proceeds of certain equity offerings at a redemption price equal to 105.375% of the principal amount of the Senior Notes due 2026 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to July 15, 2021, the Company may redeem the Senior Notes due 2026, in whole or in part, at a redemption price equal to 100.0% of the principal amount of the Senior Notes due 2026 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
The 2018 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2018 Indenture or the Senior Notes due 2026 and certain provisions related to bankruptcy events. The 2018 Indenture also contains customary negative covenants. As of June 30, 2020, we were in compliance with all covenants set forth in the 2018 Indenture and the Senior Notes due 2026.
Senior Notes due 2028
We issued $400 million aggregate principal amount of our Senior Notes due 2028 pursuant to the 2020 Indenture. The Senior Notes due 2028 are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Credit Facility.
Interest on the Senior Notes due 2028 is payable semi-annually in cash in arrears on June 30 and December 30 of each year, commencing on December 30, 2020, at a rate of 4.125% per annum. The Senior Notes due 2028 will mature on June 30, 2028.
The Company may redeem the Senior Notes due 2028, in whole or in part, at any time on or after June 30, 2023 at a redemption price equal to (i) 102.063% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on June 30, 2023, (ii) 101.031% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on June 30, 2024 and (iii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after June 30, 2025, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to June 30, 2023, the Company may also redeem up to 40.0% of the Senior Notes due 2028 with net cash proceeds of certain equity offerings at a redemption price equal to 104.125% of the principal amount of the Senior Notes due 2028 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to June 30, 2023, the Company may redeem the Senior Notes due 2028, in whole or in part, at a redemption price equal to 100.0% of the principal amount of the Senior Notes due 2028 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of June 30, 2020, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of June 30, 2020, bonds issued and outstanding under these arrangements totaled approximately $73.3 million.

Long-term Benefit Obligations
As of June 30, 2020, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $183.2 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $5.6 million for the remainder of 2020 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.
Other
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Domestic	$60,709	$76,337
Foreign	17,793	29,526
Total	$78,502	$105,863
Our working capital increased by $23.6 million to $248.6 million at June 30, 2020 from $225.0 million at December 31, 2019, primarily attributable to changes in contracts in progress and advance billings due to the timing of project cash flows and a decrease in accounts payable associated with the timing of vendor payments, partially offset by an increase in income taxes payable.
Our net cash provided by operating activities increased by $108.6 million to $155.6 million in the six months ended June 30, 2020, compared to $47.1 million in the six months ended June 30, 2019. The increase in cash provided by operating activities was primarily attributable to an increase in net income and a decrease in working capital needs for the period ended June 30, 2020.
Our net cash used in investing activities increased by $53.7 million to $129.4 million in the six months ended June 30, 2020, compared to $75.7 million in the six months ended June 30, 2019. The increase in cash used in investing activities was primarily attributable to an increase in purchases of property, plant and equipment of $39.8 million as well as our acquisition of Laker Energy Products for $16.2 million in the three months ended March 31, 2020.
Our net cash used in financing activities increased by $83.6 million to $50.4 million in the six months ended June 30, 2020, compared to cash provided by financing activities of $33.3 million in the six months ended June 30, 2019. The increase in cash used in financing activities was primarily attributable to a decrease in net borrowings of $77.9 million and the payment of debt issuance costs of $6.3 million in the six months ended June 30, 2020.
At June 30, 2020, we had restricted cash and cash equivalents totaling $6.0 million, $2.9 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At June 30, 2020, we had short-term and long-term investments with a fair value of $10.9 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and mutual funds. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next 12 months.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2019 10-K.

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For information regarding ongoing investigations and litigation, see Note 6 to our unaudited condensed consolidated financial statements in Part I of this Report, which we incorporate by reference into this Item.
Item 1A. RISK FACTORS
In addition to the other information in this Report, the other factors presented in Item 1A "Risk Factors" in our 2019 10-K and our First Quarter Form 10-Q are some of the factors that could materially affect our business, financial condition or future results. There have been no material changes to our risk factors from those disclosed in our 2019 10-K or our First Quarter Form 10-Q, except as noted below:
Actual or threatened public health epidemics or outbreaks, such as the recent outbreak of the COVID-19 illness, could have a material adverse effect on our business and results of operations.
Actual or threatened public health epidemics or outbreaks, such as the recent global outbreak of the novel coronavirus disease ("COVID-19"), could have a material adverse effect on our business and results of operations. COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread to over 200 countries, including every state in the United States. COVID-19 is impacting worldwide economic activity and has resulted in travel disruption, trade disruption and has affected companies’ operations around the world, including us. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, customers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. Although our U.S. and Canadian facilities have to date been deemed "essential" by federal, state and local authorities and currently continue to operate, there can be no assurance that such authorities will not impose restrictions on the operations of our facilities as a result of the COVID-19 pandemic or that our facilities will continue to operate during the pandemic. If our operations or the operations of our customers or our suppliers are restricted, we may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases may result in unfavorable changes in estimates which may not be fully recoverable or adequately covered by insurance.
While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected, as well as measures taken by state and local authorities in the United States, could disrupt the supply chain and the manufacture or shipment of our products and adversely impact our business, financial condition or results of operations. We have already experienced delays in the bidding and contracting process for our U.S. Government businesses, as well as the rescheduling of certain services that our Canadian nuclear service business provides during nuclear power plant outages. Additionally, we have noted a year over year decline in revenues in our medical radioisotopes and radiopharmaceuticals business due to a decrease in demand for elective diagnostic procedures. More widespread or further delays could have a material adverse impact on our results of operations.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended June 30, 2020. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
April 1, 2020 - April 30, 2020	—	—	—	$145.3
May 1, 2020 - May 31, 2020	889	$53.14	—	$145.3
June 1, 2020 - June 30, 2020	—	—	—	$145.3
Total	889	$53.14	—
(1)Includes 889 shares repurchased during May pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)On November 6, 2018, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million during a three-year period that expires on November 6, 2021.

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

4.1
Indenture, dated June 12, 2020, among BWX Technologies, Inc., each of the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2020 (File No. 1-34658)).

4.2
Form of 4.125% Senior Notes due 2028 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2020 (File No. 1-34658)).

10.1*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors.

10.2*	BWX Technologies, Inc. 2020 Omnibus Incentive plan (incorporated by reference to Appendix B to the Company's Proxy Statement, dated March 17, 2020 (File No. 1-34658)).

10.3	Joinder Agreement, dated as of February 13, 2020, between Laker Energy Products Ltd. and Wells Fargo Bank, N.A., as Administrative Agent.

10.4	Joinder Agreement, dated as of July 9, 2020, between BWXT Mt. Athos, LLC and Wells Fargo Bank, N.A., as Administrative Agent.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

August 3, 2020