Form 10-Q
period 2020-09-30
BWX Technologies, Inc.
filed 2020-11-02
CIK 1486957

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
For the quarterly period ended September 30, 2020.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at October 29, 2020 was 95,309,561.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2020	December 31, 2019
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$44,662	$86,540
Restricted cash and cash equivalents	3,070	3,056
Investments	3,699	5,843
Accounts receivable – trade, net	85,332	56,721
Accounts receivable – other	29,566	13,426
Retainages	72,130	46,670
Contracts in progress	430,470	376,037
Other current assets	40,671	41,462
Total Current Assets	709,600	629,755
Property, Plant and Equipment, Net	715,098	580,241
Investments	7,531	7,620
Goodwill	275,966	275,502
Deferred Income Taxes	55,115	58,689
Investments in Unconsolidated Affiliates	73,638	70,116
Intangible Assets	189,028	191,392
Other Assets	98,338	95,598
TOTAL	$2,124,314	$1,908,913
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2020	December 31, 2019
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$—	$14,711
Accounts payable	162,482	170,678
Accrued employee benefits	79,071	82,640
Accrued liabilities – other	69,023	52,213
Advance billings on contracts	67,066	75,425
Accrued warranty expense	4,909	9,042
Total Current Liabilities	382,551	404,709
Long-Term Debt	902,197	809,442
Accumulated Postretirement Benefit Obligation	21,942	23,259
Environmental Liabilities	85,391	80,368
Pension Liability	150,030	172,508
Other Liabilities	32,123	14,515
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 126,970,913 and 126,579,285 shares at September 30, 2020 and December 31, 2019, respectively	1,270	1,266
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	148,272	134,069
Retained earnings	1,502,571	1,344,383
Treasury stock at cost, 31,664,602 and 31,266,670 shares at September 30, 2020 and December 31, 2019, respectively	(1,093,519)	(1,068,164)
Accumulated other comprehensive income (loss)	(8,408)	(7,448)
Stockholders' Equity – BWX Technologies, Inc.	550,186	404,106
Noncontrolling interest	(106)	6
Total Stockholders' Equity	550,080	404,112
TOTAL	$2,124,314	$1,908,913
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$519,878	$506,000	$1,566,606	$1,393,685
Costs and Expenses:
Cost of operations	373,783	357,732	1,133,760	999,390
Research and development costs	2,933	5,125	11,565	15,631
Losses (gains) on asset disposals and impairments, net	25	(6)	324	145
Selling, general and administrative expenses	62,638	52,561	170,733	158,296
Total Costs and Expenses	439,379	415,412	1,316,382	1,173,462
Equity in Income of Investees	8,271	7,874	19,247	22,418
Operating Income	88,770	98,462	269,471	242,641
Other Income (Expense):
Interest income	161	232	453	784
Interest expense	(7,701)	(8,858)	(23,533)	(27,103)
Other – net	10,652	4,670	28,019	18,795
Total Other Income (Expense)	3,112	(3,956)	4,939	(7,524)
Income before Provision for Income Taxes	91,882	94,506	274,410	235,117
Provision for Income Taxes	18,687	19,508	61,199	52,009
Net Income	$73,195	$74,998	$213,211	$183,108
Net Income Attributable to Noncontrolling Interest	(24)	(188)	(283)	(442)
Net Income Attributable to BWX Technologies, Inc.	$73,171	$74,810	$212,928	$182,666
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.77	$0.78	$2.23	$1.92
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.76	$0.78	$2.22	$1.91
Shares used in the computation of earnings per share (Note 10):
Basic	95,483,003	95,420,626	95,450,994	95,344,349
Diluted	95,730,696	95,811,198	95,706,880	95,769,919
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited) (In thousands)
Net Income	$73,195	$74,998	$213,211	$183,108
Other Comprehensive Income (Loss):
Currency translation adjustments	8,704	(2,535)	(2,380)	2,703
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $(12), $79, $20 and $469, respectively	32	(248)	(59)	(1,323)
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $79, $26, $(27) and $5, respectively	(232)	(72)	99	(10)
Amortization of benefit plan costs, net of tax benefit of $(141), $(130), $(475) and $(421), respectively	688	519	1,907	1,523
Unrealized losses on investments arising during the period, net of tax benefit (provision) of $1, $0, $(1) and $(10), respectively	(81)	(54)	(527)	(3)
Other Comprehensive Income (Loss)	9,111	(2,390)	(960)	2,890
Total Comprehensive Income	82,306	72,608	212,251	185,998
Comprehensive Income Attributable to Noncontrolling Interest	(29)	(188)	(283)	(442)
Comprehensive Income Attributable to BWX Technologies, Inc.	$82,277	$72,420	$211,968	$185,556
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2019	126,579,285	$1,266	$134,069	$1,344,383	$(7,448)	$(1,068,164)	$404,106	$6	$404,112
Net income	—	—	—	75,499	—	—	75,499	121	75,620
Dividends declared ($0.19 per share)	—	—	—	(18,254)	—	—	(18,254)	—	(18,254)
Currency translation adjustments	—	—	—	—	(11,940)	—	(11,940)	—	(11,940)
Derivative financial instruments	—	—	—	—	733	—	733	—	733
Defined benefit obligations	—	—	—	—	610	—	610	—	610
Available-for-sale investments	—	—	—	—	(600)	—	(600)	—	(600)
Exercises of stock options	56,431	1	1,331	—	—	—	1,332	—	1,332
Shares placed in treasury	—	—	—	—	—	(25,076)	(25,076)	—	(25,076)
Stock-based compensation charges	252,943	2	3,100	—	—	—	3,102	—	3,102
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(127)	(127)
Balance March 31, 2020 (unaudited)	126,888,659	$1,269	$138,500	$1,401,628	$(18,645)	$(1,093,240)	$429,512	$—	$429,512
Net income	—	—	—	64,258	—	—	64,258	138	64,396
Dividends declared ($0.19 per share)	—	—	—	(18,244)	—	—	(18,244)	—	(18,244)
Currency translation adjustments	—	—	—	—	856	—	856	—	856
Derivative financial instruments	—	—	—	—	(493)	—	(493)	—	(493)
Defined benefit obligations	—	—	—	—	609	—	609	—	609
Available-for-sale investments	—	—	—	—	154	—	154	—	154
Exercises of stock options	22,556	—	537	—	—	—	537	—	537
Shares placed in treasury	—	—	—	—	—	(47)	(47)	—	(47)
Stock-based compensation charges	38,667	—	4,375	—	—	—	4,375	—	4,375
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(123)	(123)
Balance June 30, 2020 (unaudited)	126,949,882	$1,269	$143,412	$1,447,642	$(17,519)	$(1,093,287)	$481,517	$15	$481,532
Net income	—	—	—	73,171	—	—	73,171	24	73,195
Dividends declared ($0.19 per share)	—	—	—	(18,242)	—	—	(18,242)	—	(18,242)
Currency translation adjustments	—	—	—	—	8,704	—	8,704	—	8,704
Derivative financial instruments	—	—	—	—	(200)	—	(200)	—	(200)
Defined benefit obligations	—	—	—	—	688	—	688	—	688
Available-for-sale investments	—	—	—	—	(81)	—	(81)	—	(81)
Exercises of stock options	—	—	199	—	—	—	199	—	199
Shares placed in treasury	—	—	—	—	—	(232)	(232)	—	(232)
Stock-based compensation charges	21,031	1	4,661	—	—	—	4,662	—	4,662
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(145)	(145)
Balance September 30, 2020 (unaudited)	126,970,913	$1,270	$148,272	$1,502,571	$(8,408)	$(1,093,519)	$550,186	$(106)	$550,080

	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2018	125,871,866	$1,259	$115,725	$1,166,762	$(10,289)	$(1,037,795)	$235,662	$39	$235,701
Recently adopted accounting standards	—	—	—	(1,219)	77	—	(1,142)	—	(1,142)
Net income	—	—	—	48,978	—	—	48,978	132	49,110
Dividends declared ($0.17 per share)	—	—	—	(16,323)	—	—	(16,323)	—	(16,323)
Currency translation adjustments	—	—	—	—	943	—	943	—	943
Derivative financial instruments	—	—	—	—	(582)	—	(582)	—	(582)
Defined benefit obligations	—	—	—	—	511	—	511	—	511
Available-for-sale investments	—	—	—	—	24	—	24	—	24
Exercises of stock options	58,655	1	1,275	—	—	—	1,276	—	1,276
Shares placed in treasury	—	—	—	—	—	(29,027)	(29,027)	—	(29,027)
Stock-based compensation charges	449,275	4	2,525	—	—	—	2,529	—	2,529
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(146)	(146)
Balance March 31, 2019 (unaudited)	126,379,796	$1,264	$119,525	$1,198,198	$(9,316)	$(1,066,822)	$242,849	$25	$242,874
Net income	—	—	—	58,878	—	—	58,878	122	59,000
Dividends declared ($0.17 per share)	—	—	—	(16,301)	—	—	(16,301)	—	(16,301)
Currency translation adjustments	—	—	—	—	4,295	—	4,295	—	4,295
Derivative financial instruments	—	—	—	—	(431)	—	(431)	—	(431)
Defined benefit obligations	—	—	—	—	493	—	493	—	493
Available-for-sale investments	—	—	—	—	27	—	27	—	27
Exercises of stock options	32,023	—	757	—	—	—	757	—	757
Shares placed in treasury	—	—	—	—	—	(260)	(260)	—	(260)
Stock-based compensation charges	4,927	—	3,823	—	—	—	3,823	—	3,823
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(128)	(128)
Balance June 30, 2019 (unaudited)	126,416,746	$1,264	$124,105	$1,240,775	$(4,932)	$(1,067,082)	$294,130	$19	$294,149
Net income	—	—	—	74,810	—	—	74,810	188	74,998
Dividends declared ($0.17 per share)	—	—	—	(16,306)	—	—	(16,306)	—	(16,306)
Currency translation adjustments	—	—	—	—	(2,535)	—	(2,535)	—	(2,535)
Derivative financial instruments	—	—	—	—	(320)	—	(320)	—	(320)
Defined benefit obligations	—	—	—	—	519	—	519	—	519
Available-for-sale investments	—	—	—	—	(54)	—	(54)	—	(54)
Exercises of stock options	86,888	1	1,984	—	—	—	1,985	—	1,985
Shares placed in treasury	—	—	—	—	—	(540)	(540)	—	(540)
Stock-based compensation charges	4,721	—	2,787	—	—	—	2,787	—	2,787
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(150)	(150)
Balance September 30, 2019 (unaudited)	126,508,355	$1,265	$128,876	$1,299,279	$(7,322)	$(1,067,622)	$354,476	$57	$354,533
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$213,211	$183,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,458	46,028
Income of investees, net of dividends	(4,183)	(8,642)
Recognition of losses for pension and postretirement plans	2,382	1,944
Stock-based compensation expense	12,139	9,139
Other, net	990	(1,107)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(43,081)	3,075
Accounts payable	9,614	18,124
Retainages	(25,495)	(12,341)
Contracts in progress and advance billings on contracts	(65,077)	(111,660)
Income taxes	5,090	(5,130)
Accrued and other current liabilities	23,350	(15,046)
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(29,741)	(21,608)
Other, net	3,437	5,117
NET CASH PROVIDED BY OPERATING ACTIVITIES	148,094	91,001
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(179,972)	(122,629)
Acquisition of business	(15,905)	—
Purchases of securities	(2,563)	(2,686)
Sales and maturities of securities	4,709	2,706
Investments, net of return of capital, in equity method investees	88	—
Other, net	3	208
NET CASH USED IN INVESTING ACTIVITIES	(193,640)	(122,401)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	805,800	587,500
Repayments of long-term debt	(715,976)	(498,363)
Payment of debt issuance costs	(6,788)	—
Repurchases of common shares	(20,027)	(20,000)
Dividends paid to common shareholders	(54,908)	(49,167)
Exercises of stock options	1,989	3,133
Cash paid for shares withheld to satisfy employee taxes	(5,249)	(8,942)
Other, net	237	847
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,078	15,008
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(1,299)	(7)
TOTAL DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(41,767)	(16,399)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92,400	36,408
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,633	$20,009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$28,423	$35,342
Income taxes (net of refunds)	$55,688	$57,179
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$20,613	$18,199
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at September 30, 2020 and for the three and nine months ended September 30, 2020. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
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
See Note 9 for financial information about our segments. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and notes included in our 2019 10-K.
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

Our effective tax rate for the three months ended September 30, 2020 was 20.3% as compared to 20.6% for the three months ended September 30, 2019. Our effective tax rate for the nine months ended September 30, 2020 was 22.3% as compared to 22.1% for the nine months ended September 30, 2019. The effective tax rate for the three months ended September 30, 2020 was lower than the U.S. corporate income tax rate of 21% primarily due to the Company electing or planning to elect the global intangible low-taxed income ("GILTI") high-tax exception for the current year and retroactively to the 2018 and 2019 tax years as allowed per the final regulations released in July 2020. The effective tax rates for the nine months ended September 30, 2020 and 2019 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rates for the nine months ended September 30, 2020 and 2019 were favorably impacted by benefits recognized for excess tax benefits related to employee share-based payments of $0.9 million and $2.0 million, respectively.
As of September 30, 2020, we had gross unrecognized tax benefits of $4.5 million (exclusive of interest and federal and state benefits), all of which would reduce our effective tax rate if recognized.
Grant Accounting
We recognize amounts related to grants as a reduction of expense in the period in which the related costs for which the grants are intended to compensate are recognized and we are reasonably assured to receive payment.
On April 11, 2020, the Canadian Government enacted the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan to prevent large layoffs and help employers offset a portion of their employee salaries and wages for a limited period. During the three and nine months ended September 30, 2020, we have recognized $16.6 million of subsidies under CEWS as an offset to operating expenses. These amounts have been included as a component of Accounts receivable – other on our condensed consolidated balance sheet as of September 30, 2020.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At September 30, 2020, we had restricted cash and cash equivalents totaling $6.0 million, $2.9 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statement of cash flows:

	September 30, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$44,662	$86,540
Restricted cash and cash equivalents	3,070	3,056
Restricted cash and cash equivalents included in Other Assets	2,901	2,804
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statement of cash flows	$50,633	$92,400
Inventories
At September 30, 2020 and December 31, 2019, Other current assets included inventories totaling $13.0 million and $17.1 million, respectively, consisting entirely of raw materials and supplies.

Property, Plant and Equipment, Net
Property, plant and equipment, net is stated at cost and is set forth below:

	September 30, 2020	December 31, 2019
	(In thousands)
Land	$9,356	$8,919
Buildings	256,560	221,462
Machinery and equipment	789,972	775,997
Property under construction	354,523	265,715
	1,410,411	1,272,093
Less: Accumulated depreciation	695,313	691,852
Property, Plant and Equipment, Net	$715,098	$580,241
Deferred Debt Issuance Costs
We have included deferred debt issuance costs in the condensed consolidated balance sheets as a direct deduction from the carrying amount of our Long-Term Debt. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of our deferred debt issuance costs:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Balance at beginning of period	$8,006	$9,583
Additions	6,804	—
Interest expense (1)	(2,007)	(1,183)
Balance at end of period	$12,803	$8,400
(1)Includes the recognition of prior deferred debt issuance costs associated with the Credit Facility, as defined below, of $0.7 million for the nine months ended September 30, 2020.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Currency translation adjustments	$6,389	$8,769
Net unrealized gain on derivative financial instruments	104	64
Unrecognized prior service cost on benefit obligations	(14,707)	(16,614)
Net unrealized gain (loss) on available-for-sale investments	(194)	333
Accumulated other comprehensive income (loss)	$(8,408)	$(7,448)

The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$(971)	$(130)	$(421)	$(78)	Revenues
	1,282	228	295	93	Cost of operations
	311	98	(126)	15	Total before tax
	(79)	(26)	27	(5)	Provision for Income Taxes
	$232	$72	$(99)	$10	Net Income
Amortization of prior service cost on benefit obligations	$(829)	$(649)	$(2,382)	$(1,944)	Other – net
	141	130	475	421	Provision for Income Taxes
	$(688)	$(519)	$(1,907)	$(1,523)	Net Income
Total reclassification for the period	$(456)	$(447)	$(2,006)	$(1,513)
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At September 30, 2020, we had deferred approximately $0.1 million of net gains on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended September 30, 2020 and 2019, we recognized (gains) losses of $0.7 million and $0.2 million, respectively, and for the nine months ended September 30, 2020 and 2019, we recognized (gains) losses of $(0.9) million and $(1.3) million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedges.
At September 30, 2020, our derivative financial instruments consisted of FX forward contracts with a total notional value of $239.7 million with maturities extending to July 2022. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.

NOTE 2 – ACQUISITIONS
Laker Energy Products Ltd.
On January 2, 2020, our subsidiary BWXT Canada Ltd. acquired Laker Energy Products Ltd. ("Laker Energy Products") for CAD 20.8 million ($15.9 million U.S. dollar equivalent), subject to contingent consideration of up to an additional CAD 12.0 million. Our preliminary purchase price allocation resulted in the recognition of $8.4 million of Property, Plant and Equipment, Net, $8.2 million of Intangible Assets and $3.1 million of Goodwill. In addition, we recognized right-of-use assets and lease liabilities of $2.7 million. Laker Energy Products is a global supplier of nuclear-grade materials and precisely machined components for CANDU nuclear power utilities and employs approximately 140 personnel. Laker Energy Products is reported as part of our Nuclear Power Group segment.
NOTE 3 – REVENUE RECOGNITION
Disaggregated Revenues
Revenues by geographical area and customer type were as follows:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
United States:
Government	$362,149	$—	$30,678	$392,827	$376,243	$—	$28,767	$405,010
Non-Government	22,577	9,479	2,095	34,151	16,407	10,130	3,781	30,318
	$384,726	$9,479	$32,773	$426,978	$392,650	$10,130	$32,548	$435,328
Canada:
Non-Government	$—	$89,358	$934	$90,292	$—	$69,138	$689	$69,827
Other:
Non-Government	$1,776	$9,267	$—	$11,043	$1,834	$5,108	$—	$6,942
Segment Revenues	$386,502	$108,104	$33,707	528,313	$394,484	$84,376	$33,237	512,097
Eliminations				(8,435)				(6,097)
Revenues				$519,878				$506,000

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
United States:
Government	$1,133,275	$—	$83,760	$1,217,035	$1,016,594	$—	$82,041	$1,098,635
Non-Government	81,502	26,076	17,035	124,613	36,357	28,265	8,922	73,544
	$1,214,777	$26,076	$100,795	$1,341,648	$1,052,951	$28,265	$90,963	$1,172,179
Canada:
Non-Government	$—	$221,265	$3,005	$224,270	$—	$203,909	$1,197	$205,106
Other:
Non-Government	$5,752	$16,663	$—	$22,415	$4,686	$23,240	$—	$27,926
Segment Revenues	$1,220,529	$264,004	$103,800	1,588,333	$1,057,637	$255,414	$92,160	1,405,211
Eliminations				(21,727)				(11,526)
Revenues				$1,566,606				$1,393,685

Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Over time	$386,443	$90,975	$33,707	$511,125	$394,407	$74,582	$33,237	$502,226
Point-in-time	59	17,129	—	17,188	77	9,794	—	9,871
Segment Revenues	$386,502	$108,104	$33,707	528,313	$394,484	$84,376	$33,237	512,097
Eliminations				(8,435)				(6,097)
Revenues				$519,878				$506,000

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Over time	$1,220,386	$229,750	$103,800	$1,553,936	$1,057,434	$218,036	$92,160	$1,367,630
Point-in-time	143	34,254	—	34,397	203	37,378	—	37,581
Segment Revenues	$1,220,529	$264,004	$103,800	1,588,333	$1,057,637	$255,414	$92,160	1,405,211
Eliminations				(21,727)				(11,526)
Revenues				$1,566,606				$1,393,685
Revenues by contract type were as follows:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Fixed-Price Incentive Fee	$309,621	$302	$—	$309,923	$302,181	$497	$—	$302,678
Firm-Fixed-Price	46,864	79,748	5,747	132,359	72,820	64,758	5,806	143,384
Cost-Plus Fee	29,714	—	25,525	55,239	19,483	591	26,830	46,904
Time-and-Materials	303	28,054	2,435	30,792	—	18,530	601	19,131
Segment Revenues	$386,502	$108,104	$33,707	528,313	$394,484	$84,376	$33,237	512,097
Eliminations				(8,435)				(6,097)
Revenues				$519,878				$506,000

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Fixed-Price Incentive Fee	$911,175	$1,188	$—	$912,363	$846,823	$2,078	$—	$848,901
Firm-Fixed-Price	224,394	212,450	24,295	461,139	148,860	203,961	15,878	368,699
Cost-Plus Fee	84,537	—	72,036	156,573	61,622	599	75,145	137,366
Time-and-Materials	423	50,366	7,469	58,258	332	48,776	1,137	50,245
Segment Revenues	$1,220,529	$264,004	$103,800	1,588,333	$1,057,637	$255,414	$92,160	1,405,211
Eliminations				(21,727)				(11,526)
Revenues				$1,566,606				$1,393,685

Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the three months ended September 30, 2020 and 2019, we recognized net favorable changes in estimates that resulted in increases in revenues of $7.8 million and $26.5 million, respectively. During the nine months ended September 30, 2020 and 2019, we recognized net favorable changes in estimates that resulted in increases in revenues of $28.8 million and $47.9 million, respectively.
Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues recognized over time. Amounts that are withheld on our fixed-price incentive fee contracts are classified within Retainages. Certain of these amounts require conditions other than the passage of time to be achieved, with the remaining amounts only requiring the passage of time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the nine months ended September 30, 2020, our unbilled receivables increased $52.8 million primarily as a result of the timing of milestone billings on certain firm-fixed-price contracts within our Nuclear Power Group segment, partially offset by decreases in unbilled receivables within our Nuclear Operations Group segment. During the nine months ended September 30, 2020, our Advance billings on contracts decreased $8.4 million primarily as a result of revenue recognized in excess of billings. Our fixed-price incentive fee contracts for our Nuclear Operations Group segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments received during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts.

	September 30,	December 31,
	2020	2019
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$418,652	$365,861
Retainages	$72,130	$46,670
Included in Other Assets:
Retainages	$1,447	$1,412
Advance billings on contracts	$67,066	$75,425
During the three months ended September 30, 2020 and 2019, we recognized $5.7 million and $7.0 million of revenues that were in Advance billings on contracts at December 31, 2019 and 2018, respectively. During the nine months ended September 30, 2020 and 2019, we recognized $48.1 million and $57.5 million of revenues that were in Advance billings on contracts at December 31, 2019 and 2018, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Of the remaining performance obligations on our contracts with customers at September 30, 2020, we expect to recognize revenues as follows:

	2020	2021	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$410	$1,095	$2,105	$3,610
Nuclear Power Group	91	277	358	726
Nuclear Services Group	16	7	6	29
Total Remaining Performance Obligations	$517	$1,379	$2,469	$4,365

NOTE 4 – LONG-TERM DEBT
Our Long-Term Debt consists of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Senior Notes	$800,000	$400,000
Credit Facility	115,000	432,159
Less: Amounts due within one year	—	14,711
Long-Term Debt, gross	915,000	817,448
Less: Deferred debt issuance costs	12,803	8,006
Long-Term Debt	$902,197	$809,442
Maturities of long-term debt subsequent to September 30, 2020 were as follows: 2020 through 2024 – $0.0 million; 2025 – $115.0 million; and thereafter – $800.0 million.
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
The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of September 30, 2020, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Revolving Credit Facility bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at September 30, 2020, the margin for Eurocurrency rate and base rate revolving loans was 1.25% and 0.25%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.25% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of September 30, 2020, borrowings and letters of credit issued under the Revolving Credit Facility totaled $115.0 million and $66.1 million, respectively. As a result, as of September 30, 2020 we had $568.9 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of September 30, 2020, the interest rate on outstanding borrowings under our Credit Facility was 1.40%.
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
We may redeem the Senior Notes due 2028, in whole or in part, at any time on or after June 30, 2023 at a redemption price equal to (i) 102.063% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on June 30, 2023, (ii) 101.031% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on June 30, 2024 and (iii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after June 30, 2025, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to June 30, 2023, we may also redeem up to 40.0% of the Senior Notes due 2028 with net cash proceeds of certain equity offerings at a redemption price equal to 104.125% of the principal amount of the Senior Notes due 2028 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to June 30, 2023, we may redeem the Senior Notes due 2028, in whole or in part, at a redemption price equal to 100.0% of the principal amount of the Senior Notes due 2028 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of September 30, 2020, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
NOTE 5 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended September 30, 2020 and 2019, these amounts were $2.5 million and $2.1 million, respectively. For the nine months ended September 30, 2020 and 2019, these amounts were $8.5 million and $7.3 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended September 30, 2020 and 2019, these amounts were $(9.5) million and $(5.3) million, respectively. For the nine months ended September 30, 2020 and 2019, these amounts were $(28.5) million and $(15.8) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)
Service cost	$2,382	$1,914	$7,980	$6,839	$153	$145	$480	$434
Interest cost	9,359	11,567	27,882	34,722	393	586	1,207	1,756
Expected return on plan assets	(19,368)	(17,490)	(57,943)	(52,344)	(675)	(627)	(2,019)	(1,882)
Amortization of prior service cost (credit)	877	727	2,527	2,177	(48)	(78)	(145)	(233)
Net periodic benefit (income) cost	$(6,750)	$(3,282)	$(19,554)	$(8,606)	$(177)	$26	$(477)	$75
NOTE 6 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.
NOTE 7 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at September 30, 2020:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities
Mutual funds	$6,120	$—	$6,120	$—
Available-for-sale securities
U.S. Government and agency securities	2,304	2,304	—	—
Corporate bonds	2,739	1,344	1,395	—
Asset-backed securities and collateralized mortgage obligations	67	—	67	—
Total	$11,230	$3,648	$7,582	$—

The following is a summary of our investments measured at fair value at December 31, 2019:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities
Equities	$2,172	$—	$2,172	$—
Mutual funds	5,685	—	5,685	—
Available-for-sale securities
U.S. Government and agency securities	2,044	2,044	—	—
Corporate bonds	3,483	1,855	1,628	—
Asset-backed securities and collateralized mortgage obligations	79	—	79	—
Total	$13,463	$3,899	$9,564	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At September 30, 2020 and December 31, 2019, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $(1.1) million and $(0.8) million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our 5.375% senior notes due 2026 (the "Senior Notes due 2026") and our Senior Notes due 2028, on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At September 30, 2020 and December 31, 2019, the fair value of our Senior Notes due 2026 was $416.3 million and $423.5 million, respectively. At September 30, 2020, the fair value of our Senior Notes due 2028 was $410.0 million. The fair value of our remaining debt instruments approximated their carrying values at September 30, 2020 and December 31, 2019.
NOTE 8 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended September 30, 2020 and 2019 totaled $4.7 million and $3.1 million, respectively, with associated tax benefit totaling $0.9 million and $0.5 million, respectively. Stock-based compensation recognized for all of our plans for the nine months ended September 30, 2020 and 2019 totaled $12.0 million and $10.9 million, respectively, with associated tax benefit totaling $2.1 million and $1.9 million, respectively.

NOTE 9 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
REVENUES:
Nuclear Operations Group	$386,502	$394,484	$1,220,529	$1,057,637
Nuclear Power Group	108,104	84,376	264,004	255,414
Nuclear Services Group	33,707	33,237	103,800	92,160
Eliminations (1)	(8,435)	(6,097)	(21,727)	(11,526)
	$519,878	$506,000	$1,566,606	$1,393,685
(1)Segment revenues are net of the following intersegment transfers:

Nuclear Operations Group Transfers	$(970)	$(1,260)	$(2,506)	$(3,164)
Nuclear Power Group Transfers	(56)	(73)	(330)	(146)
Nuclear Services Group Transfers	(7,409)	(4,764)	(18,891)	(8,216)
	$(8,435)	$(6,097)	$(21,727)	$(11,526)
OPERATING INCOME:
Nuclear Operations Group	$68,460	$93,667	$244,791	$226,518
Nuclear Power Group	29,199	8,967	38,771	36,433
Nuclear Services Group	7,557	5,516	18,079	8,577
Other	(5,714)	(6,948)	(16,673)	(19,788)
	$99,502	$101,202	$284,968	$251,740
Unallocated Corporate (2)	(10,732)	(2,740)	(15,497)	(9,099)
Total Operating Income	$88,770	$98,462	$269,471	$242,641
Other Income (Expense)	3,112	(3,956)	4,939	(7,524)
Income before Provision for Income Taxes	$91,882	$94,506	$274,410	$235,117
(2)Unallocated corporate includes general corporate overhead not allocated to segments.
NOTE 10 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$73,171	$74,810	$212,928	$182,666
Weighted-average common shares	95,483,003	95,420,626	95,450,994	95,344,349
Basic earnings per common share	$0.77	$0.78	$2.23	$1.92
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$73,171	$74,810	$212,928	$182,666
Weighted-average common shares (basic)	95,483,003	95,420,626	95,450,994	95,344,349
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	247,693	390,572	255,886	425,570
Adjusted weighted-average common shares	95,730,696	95,811,198	95,706,880	95,769,919
Diluted earnings per common share	$0.76	$0.78	$2.22	$1.91
(1)At September 30, 2020 and 2019, none of our shares were antidilutive.

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
We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our industries and our Company. We caution that these statements are not guarantees of future performance and you should not rely unduly on them as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. For example, the extent to which the COVID-19 outbreak impacts our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the length and severity of the COVID-19 health crisis, and the actions to contain its impact, in addition to the potential recurrence or subsequent waves of COVID-19 or similar diseases. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in the sections labeled Item 1A, "Risk Factors" of our 2019 10-K, of our quarterly reports on Form 10-Q for the quarters ended March 31, 2020 (our "First Quarter 2020 10-Q") and June 30, 2020 (our "Second Quarter 2020 10-Q") and of this Report, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
We have discussed many of these factors in more detail elsewhere in this Report, including under the heading "COVID-19 Assessment" of this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A, "Risk Factors", and in Item 1A "Risk Factors" in our 2019 10-K, our First Quarter 2020 10-Q and our Second Quarter 10-Q. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this Report or in our 2019 10-K, our First Quarter 2020 10-Q and our Second Quarter 10-Q could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update or review any forward-looking statement or our description of important factors, whether as a result of new information, future events or otherwise, except as required by applicable laws.
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
Our Nuclear Power Group segment's overall activity primarily depends on the demand and competitiveness of nuclear energy. A significant portion of our Nuclear Power Group segment's operations depend on the timing of maintenance outages, the cyclical nature of capital expenditures and major refurbishment and life extension projects, as well as the demand for nuclear fuel and fuel handling equipment primarily in the Canadian market, which could cause variability in our financial results.
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
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2020 with the exception of the adoption of Financial Accounting Standards Board ("FASB") Topic Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment as described in the notes to the condensed consolidated financial statements in Part I of this Report.

Accounting for Contracts
On certain of our performance obligations, we recognize revenue over time. In accordance with FASB Topic Revenue from Contracts with Customers, we are required to estimate the total amount of costs on these performance obligations. As of September 30, 2020, we have provided for the estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract revenues and costs. A principal risk on fixed-price contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. During the three months ended September 30, 2020 and 2019, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased operating income by approximately $7.8 million and $24.9 million, respectively. During the nine months ended September 30, 2020 and 2019, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased operating income by approximately $28.8 million and $48.6 million, respectively.
COVID-19 Assessment
General
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
To date, we have experienced localized operational challenges as a result of employee illness, quarantines and social distancing protocols. Within our Canadian operations, revenues in our medical radioisotopes and radiopharmaceuticals business have declined year over year due to a decrease in demand for elective diagnostic procedures, and certain services scheduled during nuclear power plant outages have been rescheduled, delaying the performance of services by our Nuclear Power Group segment. We have also experienced delays in the bidding and contracting process for our U.S. Government businesses due to COVID-19 concerns.
Because developments related to the spread of COVID-19 and its impacts have been occurring rapidly, it is difficult to predict any future impact at this time. We may experience further disruptions to demand for our products and services and our operations in the future as a result of, among other things, national, state, provincial or local government enforced quarantines, worker illness or absenteeism, and travel and other restrictions. For similar reasons, the COVID-19 pandemic may also adversely impact our supply chain and other manufacturers which could delay our receipt of essential goods and services. Any number of these potential risks could have a material adverse effect on our financial condition, results of operations and cash flows. The extent to which the COVID-19 outbreak impacts our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.
Government Assistance
On March 27, 2020, the U.S. Government enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which among other things, provides employers an option to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, we qualify for the deferral of payroll tax payments in the future and as of September 30, 2020, and we have deferred $14.4 million of payroll taxes that will be paid beginning in December 2021. Additionally, on April 11, 2020, the Canadian Government enacted the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan to prevent large layoffs and help employers offset a portion of their employee salaries and wages for a limited period. During the three and nine months ended September 30, 2020, we have recognized $16.6 million of subsidies under CEWS as an offset to operating expenses. The Canadian Government has extended CEWS to June 2021 with a number of modifications. These modifications are expected to significantly decrease the amount of future claims for which we may qualify.

See Item 1A "Risk Factors" in this Report for an additional discussion of risks of the COVID-19 pandemic on our business.
RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 VS. THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
Selected financial highlights are presented in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	$ Change	2020	2019	$ Change
	(In thousands)
REVENUES:
Nuclear Operations Group	$386,502	$394,484	$(7,982)	$1,220,529	$1,057,637	$162,892
Nuclear Power Group	108,104	84,376	23,728	264,004	255,414	8,590
Nuclear Services Group	33,707	33,237	470	103,800	92,160	11,640
Eliminations	(8,435)	(6,097)	(2,338)	(21,727)	(11,526)	(10,201)
	$519,878	$506,000	$13,878	$1,566,606	$1,393,685	$172,921
OPERATING INCOME:
Nuclear Operations Group	$68,460	$93,667	$(25,207)	$244,791	$226,518	$18,273
Nuclear Power Group	29,199	8,967	20,232	38,771	36,433	2,338
Nuclear Services Group	7,557	5,516	2,041	18,079	8,577	9,502
Other	(5,714)	(6,948)	1,234	(16,673)	(19,788)	3,115
	$99,502	$101,202	$(1,700)	$284,968	$251,740	$33,228
Unallocated Corporate	(10,732)	(2,740)	(7,992)	(15,497)	(9,099)	(6,398)
Total Operating Income	$88,770	$98,462	$(9,692)	$269,471	$242,641	$26,830
Consolidated Results of Operations
Three months ended September 30, 2020 vs. 2019
Consolidated revenues increased 2.7%, or $13.9 million, to $519.9 million in the three months ended September 30, 2020 compared to $506.0 million for the corresponding period in 2019, due to increases in revenues from our Nuclear Power Group and Nuclear Services Group segments totaling $23.7 million and $0.5 million, respectively. These increases were partially offset by a decrease in revenues in our Nuclear Operations Group segment of $8.0 million.
Consolidated operating income decreased $9.7 million to $88.8 million in the three months ended September 30, 2020 compared to $98.5 million for the corresponding period of 2019. Operating income in our Nuclear Operations Group segment decreased $25.2 million and Unallocated Corporate expenses increased $8.0 million when compared to the corresponding period of 2019. These decreases in operating income were partially offset by increases in the operating income of our Nuclear Power Group, Nuclear Services Group and Other segments of $20.2 million, $2.0 million, and $1.2 million, respectively.
Nine months ended September 30, 2020 vs. 2019
Consolidated revenues increased 12.4%, or $172.9 million, to $1,566.6 million in the nine months ended September 30, 2020 compared to $1,393.7 million for the corresponding period in 2019, due to increases in revenues from our Nuclear Operations Group, Nuclear Power Group and Nuclear Services Group segments totaling $162.9 million, $8.6 million and $11.6 million, respectively.
Consolidated operating income increased $26.8 million to $269.5 million in the nine months ended September 30, 2020 compared to $242.6 million for the corresponding period of 2019. Operating income in our Nuclear Operations Group, Nuclear Power Group, Nuclear Services Group and Other segments increased by $18.3 million, $2.3 million, $9.5 million and $3.1 million, respectively. These increases were partially offset by higher Unallocated Corporate expenses of $6.4 million when compared to the corresponding period of 2019.

Nuclear Operations Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	$ Change	2020	2019	$ Change
	(In thousands)
Revenues	$386,502	$394,484	$(7,982)	$1,220,529	$1,057,637	$162,892
Operating Income	$68,460	$93,667	$(25,207)	$244,791	$226,518	$18,273
% of Revenues	17.7%	23.7%		20.1%	21.4%
Three months ended September 30, 2020 vs. 2019
Revenues decreased 2.0%, or $8.0 million, to $386.5 million in the three months ended September 30, 2020 compared to $394.5 million for the corresponding period of 2019. The decrease is related to a higher volume of certain long-lead materials in the prior year when compared to the corresponding period of 2020. This decrease was partially offset by additional volume in our naval nuclear fuel and downblending operations.
Operating income decreased $25.2 million to $68.5 million in the three months ended September 30, 2020 compared to $93.7 million for the corresponding period of 2019. The decrease was due to the operating income impact of the changes in revenues noted above in addition to higher levels of favorable contract adjustments in the prior year.
Nine months ended September 30, 2020 vs. 2019
Revenues increased 15.4%, or $162.9 million, to $1,220.5 million in the nine months ended September 30, 2020 compared to $1,057.6 million for the corresponding period of 2019 as we continue to expand production related to the Columbia-Class nuclear propulsion system. The increase comprised additional volume in the manufacture of nuclear components for U.S. Government programs and the timing of the procurement of certain long-lead materials when compared to the corresponding period of 2019. We also experienced a volume increase in our naval nuclear fuel and downblending operations.
Operating income increased $18.3 million to $244.8 million in the nine months ended September 30, 2020 compared to $226.5 million for the corresponding period of 2019. The increase was due to the operating income impact of the changes in revenues noted above.
Nuclear Power Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	$ Change	2020	2019	$ Change
	(In thousands)
Revenues	$108,104	$84,376	$23,728	$264,004	$255,414	$8,590
Operating Income	$29,199	$8,967	$20,232	$38,771	$36,433	$2,338
% of Revenues	27.0%	10.6%		14.7%	14.3%
Three months ended September 30, 2020 vs. 2019
Revenues increased 28.1%, or $23.7 million, to $108.1 million in the three months ended September 30, 2020 compared to $84.4 million for the corresponding period of 2019. This was primarily related to an increase in revenues of $11.7 million associated with the acquisition of Laker Energy Products. We also experienced higher levels of in-plant inspection, maintenance and modification services totaling $10.6 million as well as additional volume related to the fabrication of nuclear fuel and nuclear fuel handling capabilities. These increases were partially offset by lower revenues in our nuclear components business largely attributable to decreased activity associated with major steam generator design and supply contracts of $9.6 million. In addition, we experienced lower demand for our medical radioisotopes when compared to the same period in the prior year, due to a decrease in elective diagnostic procedures caused in part by the COVID-19 pandemic.
Operating income increased $20.2 million to $29.2 million in the three months ended September 30, 2020 compared to $9.0 million for the corresponding period of 2019, primarily attributable to $16.6 million of wage subsidies received under the CEWS to offset the effects of COVID-19 on our Canadian operations in addition to the operating income impact of the changes in revenues noted above.

Nine months ended September 30, 2020 vs. 2019
Revenues increased 3.4%, or $8.6 million, to $264.0 million in the nine months ended September 30, 2020 compared to $255.4 million for the corresponding period of 2019. This was primarily related to an increase in revenues of $22.5 million associated with the acquisition of Laker Energy Products. We also experienced additional volume related to the fabrication of nuclear fuel and nuclear fuel handling capabilities. These increases were partially offset by lower revenues in our nuclear components business largely attributable to decreased activity associated with major steam generator design and supply contracts of $20.9 million. In addition, we experienced lower demand for our medical radioisotopes when compared to the same period in the prior year, due to a decrease in elective diagnostic procedures caused in part by the COVID-19 pandemic.
Operating income increased $2.3 million to $38.8 million in the nine months ended September 30, 2020 compared to $36.4 million for the corresponding period of 2019, primarily attributable to $16.6 million of wage subsidies received under the CEWS to offset the effects of COVID-19 on our Canadian operations in addition to the operating income impact of the changes in revenues noted above. This was partially offset by a decline in operating margins as a result of net favorable changes in estimates related to certain long-term contracts recorded in the prior year, as well a shift in our product line mix when compared to the same period in the prior year.
Nuclear Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	$ Change	2020	2019	$ Change
	(In thousands)
Revenues	$33,707	$33,237	$470	$103,800	$92,160	$11,640
Operating Income	$7,557	$5,516	$2,041	$18,079	$8,577	$9,502
% of Revenues	22.4%	16.6%		17.4%	9.3%
Three months ended September 30, 2020 vs. 2019
Revenues increased 1.4%, or $0.5 million, to $33.7 million in the three months ended September 30, 2020 compared to $33.2 million for the corresponding period of 2019, primarily attributable to an increase in design and engineering work executed by our advanced technologies business. This increase was partially offset by a decline in revenues related to the divestiture of our U.S.-based commercial nuclear services business.
Operating income increased $2.0 million to $7.6 million in the three months ended September 30, 2020 compared to $5.5 million for the corresponding period of 2019. The increase was due to the operating income impact of the changes in revenues noted above in addition to a decrease in selling, general and administrative expenses.
Nine months ended September 30, 2020 vs. 2019
Revenues increased 12.6%, or $11.6 million, to $103.8 million in the nine months ended September 30, 2020 compared to $92.2 million for the corresponding period of 2019. The increase was primarily attributable to design and engineering work executed by our advanced technologies business.
Operating income increased $9.5 million to $18.1 million in the nine months ended September 30, 2020 compared to $8.6 million for the corresponding period of 2019 due to the operating income impact of the changes in revenues noted above in addition to year-over-year improvements in our U.S.-based commercial nuclear services business prior to disposition.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	$ Change	2020	2019	$ Change
	(In thousands)
Operating Income	$(5,714)	$(6,948)	$1,234	$(16,673)	$(19,788)	$3,115
Operating income increased $1.2 million and $3.1 million in the three and nine months ended September 30, 2020, respectively, primarily due to a decrease in research and development activities related to our medical and industrial radioisotope capabilities and other advanced technologies when compared to the corresponding periods of the prior year.

Unallocated Corporate
Unallocated corporate expenses increased $8.0 million in the three months ended September 30, 2020 primarily due to a $2.6 million reserve related to a franchise tax audit of years prior to 2016, higher levels of incentive compensation and the timing of healthcare costs when compared to the same period in the prior year.
Unallocated corporate expenses increased $6.4 million in the nine months ended September 30, 2020 primarily due to a $2.6 million reserve related to a franchise tax audit of years prior to 2016, higher levels of incentive compensation and a $2.2 million increase in legal and consulting costs primarily related to the divestiture of our U.S.-based commercial nuclear services business.
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	$ Change	2020	2019	$ Change
	(In thousands)
Income before Provision for Income Taxes	$91,882	$94,506	$(2,624)	$274,410	$235,117	$39,293
Provision for Income Taxes	$18,687	$19,508	$(821)	$61,199	$52,009	$9,190
Effective Tax Rate	20.3%	20.6%		22.3%	22.1%
We primarily operate in the U.S. and Canada, and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21% and our Canadian tax provision based on the Canadian local statutory rate of approximately 25%.
Our effective tax rate for the three months ended September 30, 2020 was 20.3% as compared to 20.6% for the three months ended September 30, 2019. Our effective tax rate for the nine months ended September 30, 2020 was 22.3% as compared to 22.1% for the nine months ended September 30, 2019. The effective tax rate for the three months ended September 30, 2020 was lower than the U.S. corporate income tax rate of 21% primarily due to the Company electing or planning to elect the global intangible low-taxed income ("GILTI") high-tax exception for the current year and retroactively to the 2018 and 2019 tax years as allowed per the final regulations released in July 2020. The effective tax rates for the nine months ended September 30, 2020 and 2019 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rates for the nine months ended September 30, 2020 and 2019 were favorably impacted by benefits recognized for excess tax benefits related to employee share-based payments of $0.9 million and $2.0 million, respectively.
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

	September 30, 2020	December 31, 2019
	(In approximate millions)
Nuclear Operations Group	$3,610	$4,515
Nuclear Power Group	726	730
Nuclear Services Group	29	43
Total Backlog	$4,365	$5,288

We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Nuclear Services Group segment.
Of the backlog at September 30, 2020, we expect to recognize revenues as follows:

	2020	2021	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$410	$1,095	$2,105	$3,610
Nuclear Power Group	91	277	358	726
Nuclear Services Group	16	7	6	29
Total Backlog	$517	$1,379	$2,469	$4,365
At September 30, 2020, our Nuclear Operations Group segment's backlog with the U.S. Government was $3,182.1 million, $394.2 million of which had not yet been funded.
At September 30, 2020, our Nuclear Power Group segment had no backlog with the U.S. Government.
At September 30, 2020, our Nuclear Services Group segment's backlog with the U.S. Government was $23.1 million, all of which was funded.
Major new awards from the U.S. Government are typically received following Congressional approval of the budget for the U.S. Government's next fiscal year, which starts October 1, and may not be awarded to us before the end of the calendar year. Due to the fact that most contracts awarded by the U.S. Government are subject to these annual funding approvals, the total values of the underlying programs are significantly larger. In 2019, we received awards from the U.S. Government with a combined value in excess of $3.9 billion, inclusive of unexercised options, approximately $2.9 billion of which had been added to backlog as of September 30, 2020. The value of unexercised options excluded from backlog as of September 30, 2020 was approximately $1.0 billion, which is expected to be exercised through 2025, subject to annual Congressional appropriations.
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
The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of September 30, 2020, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Revolving Credit Facility bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at September 30, 2020, the margin for Eurocurrency rate and base rate revolving loans was 1.25% and 0.25%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.25% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of September 30, 2020, borrowings and letters of credit issued under the Revolving Credit Facility totaled $115.0 million and $66.1 million, respectively. As a result, as of September 30, 2020 we had $568.9 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of September 30, 2020, the interest rate on outstanding borrowings under our Credit Facility was 1.40%.
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
On and after July 15, 2021, we may redeem the Senior Notes due 2026, in whole or in part, at a redemption price equal to (i) 102.688% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on July 15, 2021, (ii) 101.344% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on July 15, 2022 and (iii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after July 15, 2023, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to July 15, 2021, we may also redeem up to 40.0% of the Senior Notes due 2026 with net cash proceeds of certain equity offerings at a redemption price equal to 105.375% of the principal amount of the Senior Notes due 2026 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to July 15, 2021, we may redeem the Senior Notes due 2026, in whole or in part, at a redemption price equal to 100.0% of the principal amount of the Senior Notes due 2026 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
The 2018 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2018 Indenture or the Senior Notes due 2026 and certain provisions related to bankruptcy events. The 2018 Indenture also contains customary negative covenants. As of September 30, 2020, we were in compliance with all covenants set forth in the 2018 Indenture and the Senior Notes due 2026.
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
We may redeem the Senior Notes due 2028, in whole or in part, at any time on or after June 30, 2023 at a redemption price equal to (i) 102.063% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on June 30, 2023, (ii) 101.031% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on June 30, 2024 and (iii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after June 30, 2025, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to June 30, 2023, we may also redeem up to 40.0% of the Senior Notes due 2028 with net cash proceeds of certain equity offerings at a redemption price equal to 104.125% of the principal amount of the Senior Notes due 2028 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to June 30, 2023, we may redeem the Senior Notes due 2028, in whole or in part, at a redemption price equal to 100.0% of the principal amount of the Senior Notes due 2028 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of September 30, 2020, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of September 30, 2020, bonds issued and outstanding under these arrangements totaled approximately $73.4 million.

Long-term Benefit Obligations
As of September 30, 2020, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $176.0 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $4.4 million for the remainder of 2020 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.
Other
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Domestic	$43,075	$76,337
Foreign	18,788	29,526
Total	$61,863	$105,863
Our working capital increased by $102.0 million to $327.0 million at September 30, 2020 from $225.0 million at December 31, 2019, primarily attributable to changes in contracts in progress and advance billings due to the timing of project cash flows and an increase in accounts receivable.
Our net cash provided by operating activities increased by $57.1 million to $148.1 million in the nine months ended September 30, 2020, compared to $91.0 million in the nine months ended September 30, 2019. The increase in cash provided by operating activities was primarily attributable to an increase in net income and a decrease in working capital needs when compared to the corresponding period of the prior year.
Our net cash used in investing activities increased by $71.2 million to $193.6 million in the nine months ended September 30, 2020, compared to $122.4 million in the nine months ended September 30, 2019. The increase in cash used in investing activities was primarily attributable to an increase in purchases of property, plant and equipment of $57.3 million as well as our acquisition of Laker Energy Products for $15.9 million in the three months ended March 31, 2020.
Our net cash provided by financing activities decreased by $9.9 million to $5.1 million in the nine months ended September 30, 2020, compared to cash provided by financing activities of $15.0 million in the nine months ended September 30, 2019. The decrease in cash provided by financing activities was primarily attributable to the payment of debt issuance costs of $6.8 million in the nine months ended September 30, 2020 and a $5.7 million increase in dividends paid to common shareholders compared to the prior year.
At September 30, 2020, we had restricted cash and cash equivalents totaling $6.0 million, $2.9 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At September 30, 2020, we had short-term and long-term investments with a fair value of $11.2 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and mutual funds. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next 12 months.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2019 10-K.

Item 4.    CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
For information regarding ongoing investigations and litigation, see Note 6 to our unaudited condensed consolidated financial statements in Part I of this Report, which we incorporate by reference into this Item.
Item 1A.    RISK FACTORS
In addition to the other information in this Report, the other factors presented in Item 1A "Risk Factors" in our 2019 10-K and our First and Second Quarter Form 10-Q are some of the factors that could materially affect our business, financial condition or future results. There have been no material changes to our risk factors from those disclosed in our 2019 10-K or our First or Second Quarter Form 10-Q, except as noted below:
Actual or threatened public health epidemics or outbreaks, such as the recent outbreak of the COVID-19 illness, could have a material adverse effect on our business and results of operations.
Actual or threatened public health epidemics or outbreaks, such as the recent global outbreak of the novel coronavirus disease ("COVID-19"), could have a material adverse effect on our business and results of operations. COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread to over 200 countries, including every state in the United States. COVID-19 is impacting worldwide economic activity and has resulted in travel disruption, trade disruption and has affected companies’ operations around the world, including us. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, customers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. Although our U.S. and Canadian facilities have to date been deemed "essential" by federal, state and local authorities and currently continue to operate, there can be no assurance that such authorities will not impose restrictions on the operations of our facilities as a result of the COVID-19 pandemic or that our facilities will continue to operate during the pandemic. If our operations or the operations of our customers or our suppliers are restricted, we may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases may result in unfavorable changes in estimates which may not be fully recoverable or adequately covered by insurance or through government assistance programs such as the Coronavirus Aid, Relief and Economic Security Act in the U.S. or the Canada Emergency Wage Subsidy (the "CEWS").
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
Additionally, the Canadian Government may review and audit the wage subsidies received under the CEWS and could disallow benefits for which we have applied. If these subsidies are reduced, disallowed or repealed due to changes in law or determination by the Canadian Government, it could have a material adverse effect on our financial condition, results of operations and cash flows. Moreover, there may be public scrutiny of government aid beneficiaries and as a result, our reputation could be harmed by participating in the CEWS.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended September 30, 2020. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
July 1, 2020 - July 31, 2020	3,887	46.58	—	$145.3
August 1, 2020 - August 31, 2020	405	$57.75	—	$145.3
September 1, 2020 - September 30, 2020	500	54.99	500	$145.3
Total	4,792	$48.40	500
(1)Includes 3,887 and 405 shares repurchased during July and August pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
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

10.1
Joinder Agreement, dated as of July 9, 2020, between BWXT Mt. Athos, LLC and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-34658)).

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

November 2, 2020