Form 10-K
period 2020-12-31
BWX Technologies, Inc.
filed 2021-02-22
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2020) was approximately $5.4 billion.
The number of shares of the registrant's common stock outstanding at February 18, 2021 was 94,993,407.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2021 Annual Meeting of Stockholders to be held on April 30, 2021 are incorporated by reference into Part III of this Form 10-K.

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
Nuclear Operations Group
Through this segment, we engineer, design and manufacture precision naval nuclear components, reactors and nuclear fuel for the U.S. Department of Energy ("DOE")/National Nuclear Security Administration's ("NNSA") Naval Nuclear Propulsion Program. In addition, we perform fabrication activities for missile launch tubes for U.S. Navy submarines.
Our Nuclear Operations Group segment specializes in the design and manufacture of close-tolerance and high-quality equipment for nuclear applications. In addition, we are a leading manufacturer of critical nuclear components, fuels and assemblies for government and limited other uses. We have supplied nuclear components for DOE programs since the 1950s and are the largest domestic supplier of research reactor fuel elements for colleges, universities and national laboratories. We also downblend Cold War-era government stockpiles of high-enriched uranium. In addition, we have over 100 years of experience in supplying components for defense applications.
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
The demand for nuclear components by the U.S. Government determines a substantial portion of this segment's backlog. We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future. In addition, the U.S. Navy issued its fiscal year 2022 long-range shipbuilding plan in December 2020, which maintains recommendations made in its fiscal year 2020 long-range shipbuilding plan (released in September 2019) to increase the size of its fleet of ships to include additional submarines and aircraft carriers beyond the number disclosed prior to September 2019.

While the new Administration may make further changes with its fiscal year 2022 budget submission, we have made additional capital expenditures and investments in personnel to meet this anticipated growth in demand and we expect to continue making such expenditures and investments.
Nuclear Power Group
Through this segment, we design and manufacture commercial nuclear steam generators, heat exchangers, pressure vessels, reactor components and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level nuclear waste. We have supplied the nuclear industry with more than 1,300 large, heavy components worldwide and we are the only commercial heavy nuclear component manufacturer in North America. This segment is also a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems, nuclear-grade materials and precisely machined components, and related services for CANDU nuclear power plants. This segment also provides a variety of engineering and in-plant services and is a significant supplier to nuclear power utilities undergoing major refurbishment and plant life extension projects. Our in-depth knowledge comes from over 50 years of experience in the design, manufacturing, commissioning and service of nuclear power generation equipment. Additionally, this segment is a leading global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals.
The Nuclear Power Group segment specializes in performing full-scope, prototype design work coupled with manufacturing integration. This segment's capabilities include:
•steam generation and separation equipment design and development;
•thermal-hydraulic design of reactor plant components;
•commercial nuclear fuel manufacturing and design;
•nuclear fuel handling system design, manufacturing, delivery, installation and commissioning;
•containers for the storage of spent nuclear fuel and other high-level waste;
•structural and thermal-hydraulic design and vibration analysis for heat exchangers;
•structural component design for precision manufacturing;
•materials expertise in high-strength, low-alloy steels and nickel-based materials;
•material procurement of tubing, forgings and weld wire;
•metallographic and chemical analysis; and
•manufacture and supply of critical medical radioisotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses.
Our Nuclear Power Group segment's overall activity primarily depends on the demand and competitiveness of nuclear energy. A significant portion of our Nuclear Power Group segment's operations depends on the timing of maintenance outages, principally in the Canadian market, and the cyclical nature of capital expenditures and major refurbishments for nuclear utility customers, which could cause variability in our financial results.
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
This segment's principal operations include:
•managing and operating environmental management sites;
•managing spent nuclear fuel and transuranic waste for the DOE;
•managing and operating nuclear production facilities;
•providing critical skills and resources for DOE sites; and
•managing and operating space flight hardware and test facilities for NASA.

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
This segment also serves customers of our advanced technology platforms primarily through the use of fixed-price contracts that are awarded following a competitive bid process. Fixed-price contracts entail more risk to us because the price has been pre-determined and is generally not subject to adjustment, regardless of costs incurred, unless authorized by the customer.
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
Our backlog at December 31, 2020 and 2019 was as follows:

	December 31, 2020		December 31, 2019
	(In approximate millions)
Nuclear Operations Group	$3,659	83%	$4,515	85%
Nuclear Power Group	726	16%	730	14%
Nuclear Services Group	21	1%	43	1%
Total Backlog	$4,406	100%	$5,288	100%
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Nuclear Services Group segment. See Note 4 to our consolidated financial statements included in this Report for financial information on our equity method investments.
Of the backlog at December 31, 2020, we expect to recognize revenues as follows:

	2021	2022	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$1,221	$919	$1,519	$3,659
Nuclear Power Group	307	171	248	726
Nuclear Services Group	21	—	—	21
Total Backlog	$1,549	$1,090	$1,767	$4,406
As of December 31, 2020, our Nuclear Operations Group segment's backlog with the U.S. Government was $3,248.7 million, $391.1 million of which had not yet been funded.
As of December 31, 2020, our Nuclear Power Group segment had no backlog with the U.S. Government.
As of December 31, 2020, our Nuclear Services Group segment's backlog with the U.S. Government was $18.6 million, all of which has been funded.
Major new awards from the U.S. Government are typically received following Congressional approval of the budget for the U.S. Government's next fiscal year, which starts October 1, and may not be awarded to us before the end of the calendar year. Due to the fact that most contracts awarded by the U.S. Government are subject to these annual funding approvals, the total values of the underlying programs are significantly larger. In 2019, we received awards from the U.S. Government with a combined value in excess of $3.9 billion, inclusive of unexercised options, approximately $3.4 billion of which had been added to backlog as of December 31, 2020. The value of unexercised options excluded from backlog as of December 31, 2020 was approximately $0.5 billion, which is expected to be exercised through 2025, subject to annual Congressional appropriations.

Competition
The competitive environments in which each segment operates are described below.
Nuclear Operations Group. We have specialized technical capabilities that have allowed us to be a valued supplier of nuclear components and fuel for the U.S. Government's naval nuclear fleet since the 1950s. Because of the technical and regulatory standards required to meet U.S. Government contracting requirements for nuclear components and fuel and the barriers to entry present in this type of environment, competition in this segment is limited. The primary bases of limited competition for this segment are price, high capital investment, technical capabilities, high regulatory licensing costs and quality of products and services. In addition, significant portions of the designs, processing and final product are classified by the U.S. Government, requiring applicable personnel to obtain and maintain U.S. Government security clearances.
Nuclear Power Group. Our Nuclear Power Group segment supplies heavy nuclear components, specialized engineering and maintenance services, nuclear fuel, fuel handling systems and tooling delivery systems for CANDU reactors. This segment competes with a number of companies specializing in nuclear capabilities including, but not limited to, Framatome, Cameco Corporation, Doosan Heavy Industries & Construction Co., Ltd., E.S. Fox Limited, AECON Group Inc., Bechtel National, Inc., Westinghouse Electric Corporation and SNC-Lavalin Group, Inc. The primary bases of competition for this segment are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.
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
•Los Alamos Legacy Cleanup Contract. Newport News Nuclear BWXT – Los Alamos, LLC, a limited liability company formed in 2017 by Stoller Newport News Nuclear, Inc., a subsidiary of Huntington Ingalls Industries, Inc.'s Technical Solutions division, and BWXT Technical Services Group, Inc. ("BWXT TSG"), was awarded a contract to perform environmental monitoring and remediation, waste management and disposition, and decontamination and decommissioning at the Los Alamos National Laboratory site and surrounding private and government-owned lands.
•Lawrence Livermore National Laboratory. Lawrence Livermore National Security, LLC, a limited liability company formed in 2006 by the University of California, Bechtel National, Inc., Amentum and BWXT Government Group, Inc., manages and operates Lawrence Livermore National Laboratory located in Livermore, California. The laboratory serves as a national resource in science and engineering, focused on national security, energy, the environment and bioscience, with special responsibility for nuclear devices.
•Savannah River Liquid Waste Disposition Program. Savannah River Remediation LLC, a limited liability company formed in 2009 by Amentum, Bechtel National, Inc., CH2M Hill Constructors, Inc. and BWXT TSG, became the liquid waste contractor for the DOE's Savannah River Site located in Aiken, South Carolina. The objective of this program is to achieve closure of the Savannah River Site liquid waste tanks in compliance with the Federal Facilities Agreement, utilizing the Defense Waste Processing Facility and Saltstone Facility.
•Portsmouth Gaseous Diffusion Plant D&D. Fluor-BWXT Portsmouth LLC is a limited liability company formed by Fluor Federal Services, Inc. and BWXT TSG to provide nuclear operations, decontamination and decommissioning services at the Portsmouth Gaseous Diffusion Plant in Portsmouth, Ohio.

•West Valley Demonstration Project Phase I Decommissioning and Facility Disposition. CH2M Hill-BWXT West Valley, LLC is a limited liability company formed by CH2M Hill Constructors, Inc., BWXT TSG and Environmental Chemical Corporation. Services provided include project management and support services, site operations, maintenance, utilities, high-level waste canister relocation, facility disposition, waste tank farm management, U.S. Nuclear Regulatory Commission ("NRC") licensed disposal area management, waste management and nuclear materials disposition, and safeguards and security.
•Waste Isolation Pilot Plant. Nuclear Waste Partnership, LLC is a limited liability company formed by Amentum, BWXT TSG and Areva Federal Services, LLC as the major subcontractor that manages and operates the DOE's Waste Isolation Pilot Plant in Carlsbad, New Mexico.
•Synergy Achieving Consolidated Operations & Maintenance (SACOM). Syncom Space Services, LLC is a limited liability company formed by PAE Applied Technologies, LLC and BWXT Nuclear Operations Group, Inc. to provide facility operations and maintenance services for institutional and technical facilities, and perform test and manufacturing support services at two NASA facilities – the Stennis Space Center in Hancock County, Mississippi and the Michoud Assembly Facility in New Orleans, Louisiana.
•Paducah Gaseous Diffusion Plant Deactivation and Remediation Project. Four Rivers Nuclear Partnership, LLC is a limited liability company formed by BWXT TSG, CH2M Hill Constructors, Inc. and Fluor Federal Services, Inc. to provide nuclear operations, deactivation and remediation services at the Paducah Gaseous Diffusion Plant in Paducah, Kentucky.
Customers
We provide our products and services to a diverse customer base, including the U.S. Government, utilities and other customers in the nuclear power and radiopharmaceutical industries. Our largest customer during the years ended December 31, 2020, 2019 and 2018 was the U.S. Government, representing approximately 77%, 77% and 79% of our total consolidated revenues, respectively. No individual non-U.S. Government customer accounted for more than 10% of our consolidated revenues in the years ended December 31, 2020, 2019 or 2018.
The U.S. Government is the primary customer of our Nuclear Operations Group and Nuclear Services Group segments. Revenues from U.S. Government contracts comprised 94%, 96% and 99% of revenues in our Nuclear Operations Group segment for the years ended December 31, 2020, 2019 and 2018, respectively. Revenues from U.S. Government contracts comprised 87%, 85% and 90% of revenues in our Nuclear Services Group segment for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Human Capital Management
Employees. At December 31, 2020, we employed approximately 6,700 persons worldwide, predominantly in the U.S. (5,400 employees) and Canada (1,300 employees). Many of our operations are subject to union contracts, which we customarily renew periodically. At December 31, 2020, approximately 1,700 of our employees were members of labor unions. We consider our relationships with our employees to be satisfactory.
Diversity and Inclusion. We value the diversity of our employees and are committed to providing an engaging and inclusive atmosphere for all employees that promotes productivity and encourages creativity and innovation. We strive to maintain a highly-skilled and diverse workforce where employees are hired, retained, compensated and promoted based on their performance and contribution to the Company.

Employee Development and Retention. The attraction, development and retention of our employees is a key focus for our Company. We offer online and in-person training programs to enhance the knowledge, skills and advancement opportunities for our employees. Our goal is to be the employer of choice within our industry and the communities in which we operate. We focus on maintaining a solid pipeline of talent throughout our organization and continually developing the capabilities and skills needed for the future of our business.
Work Environment. We believe that maintaining a work environment that recognizes effort and teamwork, values mutual respect and open communication, and demonstrates care and concern for our employees is essential to an engaged and productive workforce. In furtherance of this objective, we provide regular Code of Business Conduct training for our employees to identify and prevent misconduct and report situations that violate our policies and/or negatively impact our work environment. We investigate and take prompt action to correct conduct that is inconsistent with our Code of Business Conduct and other policies.
Health and Safety. The safety of our employees is critical to our success as a specialty manufacturer of nuclear components and an operator of high-consequence nuclear and national security facilities for the U.S. Government. As such, we are committed to maintaining the highest safety, security, ethical and environmental standards. We take pride in the fact that we operate NRC Category 1 and Canadian Nuclear Safety Commission ("CNSC") licensed facilities and have instilled as a core value a culture that prioritizes safety with a vision of zero accidents at these and all of our work locations. In pursuit of an injury-free workplace, we constantly monitor and assess all injuries and "near misses" for any lessons we can learn and leverage to reduce the risk inherent in occupational activities. We use this information to further develop our safety program in an effort to prevent future occupational and environmental incidents to help us achieve our safety goals.
During 2020, as an essential business we implemented safety protocols and new procedures to protect our employees and contractors in response to the novel strain of coronavirus ("COVID-19") pandemic. These protocols included complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. For a detailed discussion of the impact of the COVID-19 pandemic, see "COVID-19 Assessment" in Item 7 of this Report.
Patents and Technology Licenses
We currently hold a large number of U.S. and foreign patents and have patent applications pending in certain technologies, including nuclear reactor systems, components and fuel, advanced and additive manufacturing, space nuclear propulsion, and radioisotope production. We acquire patents and technology licenses and grant licenses to others when we consider it advantageous for us to do so. Although in the aggregate our patents and technology licenses are important to us, we do not regard any single patent or license or group of related patents or licenses as critical or essential to our business as a whole. In general, we depend on our technological capabilities and the application of know-how, rather than patents and technology licenses, in the conduct of our various businesses.
Research and Development Activities
Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. These activities include the development of isotope production, medical radiochemical and radiopharmaceutical production and a variety of advanced technologies in the areas of additive and autonomous manufacturing, space nuclear power and propulsion, and high-temperature gas-cooled reactors, among others. These projects are sponsored and funded through internal research and development and by a number of commercial and government customers.
We charge the costs of research and development unrelated to specific contracts as incurred. Excluding customer-sponsored research and development, the majority of our activities in this area for the years ended December 31, 2020, 2019 and 2018 related to the development of technologies in the area of medical and industrial radioisotopes and additive and autonomous manufacturing. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants.
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
Similarly, insurance for certain potential losses or liabilities may not be available or may only be available at a cost or on terms we consider not to be economical. Insurers frequently react to market losses by ceasing to write or severely limiting coverage for certain exposures. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, property losses from wind, flood and earthquake events, nuclear hazards and war, pollution liability, liabilities related to occupational health exposures (including asbestos), liability related to our executives, professional liability/errors and omissions coverage, the failure, misuse or unavailability of our information technology systems, the failure of security measures designed to protect our information technology systems from security breaches and liability related to risk of loss of our work in progress. In cases where we purchase insurance, we are subject to the creditworthiness of the relevant insurer(s), the available limits of the coverage, our retention under the relevant policy, exclusions in the policy and gaps in coverage.
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
Our Nuclear Services Group segment participates in the management and operation of various U.S. Government facilities. This participation is customarily accomplished through the participation in joint ventures with other contractors for any given facility. These activities involve, among other things, handling nuclear devices and their components. Insurable liabilities arising from these sites are rarely protected by our or our partners' corporate insurance programs. Instead, we rely on government contractual agreements and insurance purchased specifically for a site. The U.S. Government has historically fulfilled its contractual agreement to reimburse its contractors for covered claims, and we expect it to continue this process during our participation in the management and operation of these facilities. However, in most of these situations in which the U.S. Government is contractually obligated to pay, the payment obligation is subject to the availability of authorized government funds. The reimbursement obligation of the U.S. Government is also conditional, and provisions of the relevant contract or applicable law may preclude reimbursement.
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
Governmental Regulations and Environmental Matters
Governmental Regulations
Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:
•possessing and processing special nuclear materials;
•workplace health and safety;
•constructing and equipping electric power facilities;
•currency conversions and repatriation;
•taxation of earnings; and
•protecting the environment.

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
Our compliance with federal, foreign, state and local environmental control and protection regulations resulted in pre-tax charges of approximately $16.3 million, $15.9 million and $14.7 million in the years ended December 31, 2020, 2019 and 2018, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $1.2 million, $1.4 million and $1.7 million in the years ended December 31, 2020, 2019 and 2018, respectively. We expect to spend another $11.4 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future, but we anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial condition as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, we can provide no assurance that we will not incur significant environmental compliance costs in the future.
We have been identified as a potentially responsible party at various cleanup sites under CERCLA. CERCLA and other environmental laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of wastes to any of these sites. On the basis of the relative contribution of waste to each site by potentially responsible parties, as well as the financial solvency of other potentially responsible parties, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows in any given year.
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
The NRC's decommissioning regulations require our Nuclear Operations Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its two licensed facilities at the end of their service lives. We provided financial assurance totaling $61.8 million during the years ended December 31, 2020 and 2019 with surety bonds for the ultimate decommissioning of these licensed facilities. These facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. The surety bonds noted above are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC's decommissioning regulations require our Nuclear Power Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its CNSC-licensed facilities at the end of their service lives. We provided financial assurance totaling $47.9 million and $47.0 million during the years ended December 31, 2020 and 2019, respectively, with letters of credit and surety bonds for the ultimate decommissioning of these licensed facilities.
At December 31, 2020 and 2019, we had total environmental accruals, including asset retirement obligations, of $91.3 million and $90.8 million, respectively. Of our total environmental accruals at December 31, 2020 and 2019, $7.1 million and $10.4 million, respectively, were included in current liabilities. Inherent in the estimates of these accruals are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.
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
We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our industries and our Company. We caution that these statements are not guarantees of future performance, and you should not rely unduly on them as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. For example, the extent to which the COVID-19 outbreak will continue to impact our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the length and severity of the COVID-19 health crisis, and the actions to contain its impact, in addition to the potential recurrence or subsequent waves or strains of COVID-19 or similar diseases. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in the section labeled Item 1A, "Risk Factors" of this Report, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
We have discussed many of these factors in more detail elsewhere in this Report, including under the heading "COVID-19 Assessment" in Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of this Report. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this Report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update or review any forward-looking statement or our description of important factors, whether as a result of new information, future events or otherwise, except as required by applicable laws.
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
Industry Risks
We rely on U.S. Government contracts for a substantial percentage of our revenue, and some of those contracts are subject to continued appropriations by Congress and may be terminated or delayed if future funding is not made available. In addition, the U.S. Government may not renew or may seek to modify or terminate our existing contracts.
For the year ended December 31, 2020, U.S. Government contracts comprised approximately 77% of our total consolidated revenues. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits, which could result in withholding or delaying payments to us, and termination or modification at the U.S. Government's convenience. In addition, some of our large, multi-year contracts with the U.S. Government are subject to annual funding determinations and the continuing availability of Congressional appropriations. Although multi-year operations may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal-year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially and additional funds are committed only as Congress makes further appropriations. When the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution or there are other disruptions in the funding process, delays can occur in the procurement of products and services. As a result, we are subject to ongoing uncertainties associated with U.S. Government budget constraints and other factors affecting government funding. The reduction or termination of funding, or changes in the timing of funding, for a U.S. Government program in which we provide products or services would result in a reduction or loss of anticipated future revenues attributable to that program and could have a negative impact on our financial condition, results of operations and cash flows.
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
Demand for our products and services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic and industry conditions. These factors include, but are not limited to, inflation, geopolitical issues, the availability and cost of credit, the demand for and competitiveness of nuclear power with other energy sources, the cyclical nature of the power generation industry, low business and consumer confidence, high unemployment, energy conservation measures and decisions of utilities that operate nuclear power plants.

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
These variations and the risks generally inherent in our industries may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on projects. Some of these risks include:
•difficulties encountered on our large-scale projects related to the procurement of materials or due to schedule disruptions, equipment performance failures, unforeseen site conditions, rejection clauses in customer contracts or other factors that may result in additional costs to us, reductions in revenue, claims or disputes;
•our inability to obtain compensation for additional work we perform or expenses we incur as a result of our customers providing deficient design, engineering information, equipment or materials;
•requirements to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts; and
•difficulties in engaging third-party subcontractors, equipment manufacturers or materials suppliers or failures by third-party subcontractors, equipment manufacturers or materials suppliers to perform could result in project delays and cause us to incur additional costs.
Operational Risks
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
Actual or threatened public health epidemics or outbreaks, such as the recent global outbreak of COVID-19, could have a material adverse effect on our business and results of operations. COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread to over 200 countries, including every state in the United States. COVID-19 is impacting worldwide economic activity and has resulted in travel disruption, trade disruption and has affected companies’ operations around the world, including us. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, customers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. Although our U.S. and Canadian operations have to date been deemed "essential" by federal, state and local authorities and currently continue to operate, there can be no assurance that such authorities will not impose restrictions on the operations of our facilities as a result of the COVID-19 pandemic or that our facilities will continue to operate during the pandemic. If our operations or the operations of our customers or our suppliers are restricted, we may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases may result in unfavorable changes in estimates which may not be fully recoverable or adequately covered by insurance or through government assistance programs such as the Coronavirus Aid, Relief and Economic Security Act in the U.S. (the "CARES Act") or the Canada Emergency Wage Subsidy (the "CEWS").
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
We operate large manufacturing facilities and perform services in large commercial power plants where accidents or system failures can have significant consequences. Risks inherent in our operations include:
•accidents resulting in injury or the loss of life or property;
•environmental or toxic tort claims, including delayed manifestation claims for personal injury or loss of life;
•pollution or other environmental mishaps;
•adverse weather conditions;
•mechanical or design failures;
•property losses;
•business interruption due to political action in foreign countries or other reasons; and
•labor stoppages.
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
In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety's sole discretion. In addition, we have capacity limits under our credit facility for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2020, we had $68.3 million in letters of credit and $73.7 million in surety bonds outstanding.
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
Among our opportunities involving new technologies, we are developing new medical radioisotope technology. The costs to develop and commercialize this technology require a substantial amount of investment over a period of years, and commercialization of this technology also requires authorizations from government agencies, including the U.S. Food and Drug Administration ("FDA"), Health Canada and the CNSC. There can be no assurance that we will be successful in addressing all of the technological challenges to developing and commercializing this technology or in obtaining the required authorizations from the FDA, Health Canada or the CNSC. In addition, commercialization of the medical radioisotope technology could subject us to product liability claims. The potential also exists for competitors to emerge with alternative technologies. We can provide no assurance that those competitors will not develop and commercialize similar or superior technologies sooner than we can or at a significant cost or price advantage.
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
Accounting and Financial Reporting Risks
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
A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Service accruals for salaried participants ceased as of December 31, 2015. Variances from these estimates could have a material adverse effect on us. In addition, our policy to recognize these variances annually through mark to market accounting could result in volatility in our results of operations, which could be material. As of December 31, 2020, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $(174.5) million. A substantial portion of our postretirement benefit plan costs are recoverable on our U.S. Government contracts. See Note 7 to our consolidated financial statements included in this Report for additional information regarding our pension and postretirement benefit plan obligations.
Legal, Regulatory and Compliance Risks
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
Misconduct, fraud, or other improper activities by one or more of our employees, agents or partners, as well as our failure to comply with applicable laws and regulations, could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified and other information, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting and various other applicable laws or regulations. For example, we regularly provide services that may be highly sensitive or that are related to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses.
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
Our operations in designing, engineering, manufacturing, supplying, constructing and maintaining nuclear fuel and nuclear power equipment and components subject us to various risks, including:
•potential liabilities relating to harmful effects on the environment and human health resulting from nuclear operations and the storage, handling and disposal of radioactive materials;
•unplanned expenditures relating to maintenance, operation, security, defects, upgrades and repairs required by the NRC and other government agencies;
•limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and
•potential liabilities arising out of a nuclear, radiological or criticality incident, whether or not it is within our control.
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
Our business is required to obtain, and to comply with, national, state and local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or approvals may adversely affect our operations by temporarily suspending our activities or curtailing our work and may subject us to penalties and other sanctions. Although existing licenses are routinely renewed by various regulators, renewal could be denied or jeopardized by various factors, including:
•failure to provide adequate financial assurance for decommissioning or closure;
•failure to comply with environmental and safety laws and regulations or permit conditions;
•local community, political or other opposition;
•executive action; and
•legislative action.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES
The following table provides the segment name, location and general use of each of our principal properties at December 31, 2020 that we own or lease:

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Nuclear Operations Group
Lynchburg, Virginia	Manufacturing facility (1) (4)	Owned
Barberton, Ohio	Manufacturing facility	Owned
Euclid, Ohio	Manufacturing facility	Owned
Mount Vernon, Indiana	Manufacturing facility	Owned
Erwin, Tennessee	Manufacturing facility (2) (4)	Owned
Nuclear Power Group
Cambridge, Ontario, Canada	Manufacturing facility	Owned
Peterborough, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2036)
Toronto, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2036)
Kanata, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2038)
Vancouver, British Columbia, Canada	Manufacturing facility (3) (4)	Leased (2031)
Oakville, Ontario, Canada	Manufacturing facility	Leased (2029)
Nuclear Services Group
Lynchburg, Virginia	Manufacturing facility	Owned
Lynchburg, Virginia	Administrative office	Leased (2022)
Corporate
Lynchburg, Virginia	Administrative office	Leased (2021)
Charlotte, North Carolina	Administrative office	Leased (2022)
(1)This facility is our Nuclear Operations Group segment's primary manufacturing plant and is the nation's largest commercial high-enriched uranium processing facility. The site is also the largest commercial International Atomic Energy Agency certified facility in the U.S.
(2)Nuclear Fuel Services, Inc. ("NFS") operates this facility, which manufactures fuel for naval nuclear reactors and downblends Cold War-era government stockpiles of high-enriched uranium. NFS is the sole provider of nuclear fuel for the U.S. Navy.
(3)These facilities are licensed by the CNSC in order to allow us to fabricate natural uranium fuel and produce medical radioisotopes.
(4)This site is subject to review by either the NRC or the CNSC for licensee performance. The performance reviews determine the safe and secure conduct of operations of the facility.
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
Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol BWXT. As of February 18, 2021, there were approximately 1,510 holders of record of our common stock.
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the quarter ended December 31, 2020. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
October 1, 2020 – October 31, 2020	19,011	$54.50	19,011	$144.3
November 1, 2020 – November 30, 2020	16,386	$54.74	16,370	$143.4
December 1, 2020 – December 31, 2020	—	—	—	$143.4
Total	35,397	$54.61	35,381
(1)Includes 16 shares repurchased during November pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)On November 6, 2018, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million during a three-year period that expires on November 6, 2021.

The following graph provides a comparison of our cumulative total shareholder return over five years to the return of the S&P 500 Composite Index ("S&P 500") and the return of the S&P Aerospace and Defense Select Index ("S&P A&D Select"). The following graph shall not be deemed to be "soliciting material" or "filed" with the SEC or be subject to Regulation 14A or 14C (other than as provided in Item 201 of Regulation S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that BWXT specifically incorporates it by reference into such filing.

BWX Technologies (1)
S&P 500
S&P A&D Select
$250
$225
$200
$175
$150
$125
$100
2015
2016
2017
2018
2019
2020

(1)Assumes initial investment of $100 on December 31, 2015 and reinvestment of dividends.
Item 6.    SELECTED FINANCIAL DATA
None.

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
Outlook
Nuclear Operations Group
We expect the backlog of our Nuclear Operations Group segment of approximately $3,659 million at December 31, 2020 to produce revenues of approximately $1,221 million in 2021, not including any change orders or new contracts that may be awarded during the year.
The revenues of our Nuclear Operations Group segment are largely a function of defense spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, we are a significant participant in the defense industry and have not been negatively impacted by sequestration or federal budget reductions to date. We believe many of our programs are well-aligned with national defense and other strategic priorities as we supply high-end equipment for submarines and aircraft carriers for the U.S. Navy. However, it is possible that reductions in federal government spending and sequestration could have an adverse impact on the operating results and cash flows of this segment in the future.
We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future. In addition, the U.S. Navy issued its fiscal year 2022 long-range shipbuilding plan in December 2020, which maintains recommendations made in its fiscal year 2020 long-range shipbuilding plan (released in September 2019) to increase the size of its fleet of ships to include additional submarines and aircraft carriers beyond the number disclosed prior to September 2019. While the new Administration may make further changes with its fiscal year 2022 budget submission, we have made additional capital expenditures and investments in personnel to meet this anticipated growth in demand and we expect to continue making such expenditures and investments.
Nuclear Power Group
We expect the backlog of our Nuclear Power Group segment of approximately $726 million at December 31, 2020 to produce revenues of approximately $307 million in 2021, not including any change orders or new contracts that may be awarded during the year. The revenues in this segment primarily depend on the demand and competitiveness of nuclear energy. The activity of this segment depends on the timing of maintenance and refueling outages, the cyclical nature of capital expenditures and major refurbishment and plant life extension projects, as well as the demand for nuclear fuel and fuel handling equipment primarily in the Canadian market, which could cause variability in our financial results.
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
Given our specialized capabilities of full life-cycle management of special materials, facilities and technologies, we believe our Nuclear Services Group segment is well-positioned to participate in the continuing cleanup, operation and management of critical government-owned nuclear sites, laboratories and manufacturing complexes maintained by the DOE, NASA and other federal agencies. However, it is possible that reductions in federal government spending and sequestration could have an adverse impact on the operating results and cash flows of this segment in the future.
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
Contracts and Revenue Recognition. We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs over time for individual performance obligations based on a cost-to-cost method in accordance with FASB Topic Revenue from Contracts with Customers. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress toward completion as a percentage of the total project. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for uninstalled materials, if such costs do not depict our performance in transferring control of goods or services to the customer. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. Certain of our contracts recognize revenue at a point in time, and revenue on these contracts is recognized when control transfers to the customer. The majority of our revenue that is recognized at a point in time is related to parts and certain medical radioisotopes and radiopharmaceuticals in our Nuclear Power Group segment. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report. In the years ended December 31, 2020, 2019 and 2018, we recognized net favorable changes in estimates related to long-term contracts that increased operating income by approximately $42.8 million, $71.6 million and $46.3 million, respectively.
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
We calculate the majority of our pension costs under both financial accounting standards ("FAS") in accordance with GAAP and CAS in accordance with the FAR. We have prepared our consolidated financial statements and segment reporting disclosures utilizing pension costs calculated under FAS. Pension costs calculated under CAS are utilized as the basis for recovery of pension costs on our U.S. Government contracts. For the years ended December 31, 2020, 2019 and 2018, our CAS pension costs attributed to U.S. Government contracts totaled $43.6 million, $46.7 million and $44.0 million, respectively. The amount of recoverable CAS pension costs recognized as revenue on an annual basis may differ from the amounts noted above. See further discussion of our accounting for contracts and revenue recognition above and in Note 1 to our consolidated financial statements included in this Report.
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
The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate, return on assets and health care cost trend rate on our FAS pension and postretirement benefit plan obligations and expense for the year ended December 31, 2020:

	.25% Increase	.25% Decrease
	(In millions)
Pension Plans
Discount Rate:
Effect on ongoing net periodic benefit cost (1)	$1.3	$(1.3)
Effect on projected benefit obligation	$(42.1)	$44.3
Return on Assets:
Effect on ongoing net periodic benefit cost	$(2.8)	$2.8
Postretirement Plans
Discount Rate:
Effect on ongoing net periodic benefit cost (1)	$0.1	$(0.1)
Effect on projected benefit obligation	$(1.7)	$1.9
Return on Assets:
Effect on ongoing net periodic benefit cost	$0.1	$(0.1)
Health Care Cost Trend Rate:
Effect on ongoing net periodic benefit cost	$0.1	$(0.1)
Effect on projected benefit obligation	$1.4	$(1.2)
(1)Excludes effect of annual mark to market adjustment.
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
When we determine that it is appropriate to test goodwill for impairment utilizing a quantitative test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We utilize both the income and market valuation approaches to provide inputs into the estimate of the fair value of our reporting units, which would be considered by market participants.
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
Adverse changes in the assumptions utilized in our impairment test could cause a reduction or elimination of excess fair value over carrying value, resulting in potential recognition of impairment. If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recorded. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recorded to goodwill in the amount by which the carrying value exceeds fair value.
We completed our annual review of goodwill for each of our reporting units for the year ended December 31, 2020, which indicated that we had no impairment of goodwill. The fair value of our reporting units was substantially in excess of carrying value.
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
We have completed our annual review of our indefinite-lived intangible assets for the year ended December 31, 2020, which indicated that we had no impairment. The fair value of our indefinite-lived intangible assets was substantially in excess of carrying value.
Asset Retirement Obligations and Environmental Cleanup Costs. We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's service life, which is a requirement of our licenses from the NRC and the CNSC. In accordance with the FASB Topic Asset Retirement and Environmental Obligations, we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. In estimating fair value, we use present value of cash flows expected to be incurred in settling our obligations. To the extent possible, we perform a marketplace assessment of the cost and timing of performing the retirement activities. We apply a credit-adjusted risk-free interest rate to our expected cash flows in our determination of fair value. When we initially record such a liability, we capitalize a cost by increasing the carrying amount of the related long-lived asset. When we acquire a business that has an asset retirement obligation, the asset retirement obligation is recognized at fair value without a corresponding increase to the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Actual costs incurred to decommission our facilities may differ from the accreted liability. As a result, upon completion of a decommissioning activity, we will either settle the obligation for its recorded amount or incur a gain or loss. This topic applies to environmental liabilities associated with assets that we currently operate and are obligated to remove from service. For environmental liabilities associated with assets that we no longer operate, we have accrued amounts based on the estimated costs of cleanup activities, net of the anticipated effect of any applicable cost-sharing arrangements. We adjust the estimated costs as further information develops or circumstances change. Given the long-lived nature of these facilities, we are required to estimate retirement costs that will be incurred in the future, which may extend up to 40 years at the time the asset retirement obligation is established. Due to the significance of the remaining useful life of these facilities, the timing of retirement and future costs for material components of the asset retirement obligations, such as labor and waste disposal fees, could differ from our estimates. An exception to this accounting treatment relates to the work we perform for two facilities for which the U.S. Government is obligated to pay substantially all the decommissioning costs.
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
Government Assistance
On March 27, 2020, the U.S. Government enacted the CARES Act, which among other things, provides employers an option to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, we qualify for the deferral of payroll tax payments in the future and as of December 31, 2020, and we have deferred $21.4 million of payroll taxes that will be paid beginning in December 2021. Additionally, on April 11, 2020, the Canadian Government enacted CEWS under the COVID-19 Economic Response Plan to prevent large layoffs and help employers offset a portion of their employee salaries and wages for a limited period. During the year ended December 31, 2020, we recognized $20.4 million of subsidies under CEWS as an offset to operating expenses. The Canadian Government has extended CEWS to June 2021 with a number of modifications. These modifications are expected to significantly decrease the amount of future claims for which we may qualify.
See Item 1A "Risk Factors" in this Report for an additional discussion of risks of the COVID-19 pandemic on our business.

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2020, 2019 and 2018
Selected financial highlights are presented in the table below:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
REVENUES:
Nuclear Operations Group	$1,646,257	$1,428,587	$1,319,170
Nuclear Power Group	371,269	352,640	365,911
Nuclear Services Group	136,493	131,339	122,438
Eliminations	(30,503)	(17,646)	(7,630)
	$2,123,516	$1,894,920	$1,799,889
OPERATING INCOME:
Nuclear Operations Group	$326,049	$298,328	$271,405
Nuclear Power Group	51,989	53,815	52,270
Nuclear Services Group	26,436	14,226	20,374
Other	(22,309)	(23,099)	(18,074)
	$382,165	$343,270	$325,975
Unallocated Corporate	(23,613)	(17,749)	(20,998)
Total Operating Income	$358,552	$325,521	$304,977
This section discusses our 2020 and 2019 results of operations and contains year-to-year comparisons between 2020 and 2019. Discussions of our 2018 results and year-to-year comparisons between 2019 and 2018 that are not included in this Report can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.
Consolidated Results of Operations
Consolidated revenues increased 12.1%, or $228.6 million, to $2,123.5 million in the year ended December 31, 2020 compared to $1,894.9 million for the corresponding period of 2019, due to increases in revenues from our Nuclear Operations Group, Nuclear Power Group and Nuclear Services Group segments totaling $217.7 million, $18.6 million and $5.2 million, respectively.
Consolidated operating income increased $33.0 million to $358.6 million in the year ended December 31, 2020 compared to $325.5 million for the corresponding period of 2019. Operating income in our Nuclear Operations Group, Nuclear Services Group and Other segments increased by $27.7 million, $12.2 million and $0.8 million, respectively. These increases were partially offset by lower operating income in our Nuclear Power Group segment of $1.8 million and higher Unallocated Corporate expenses of $5.9 million when compared to the prior year.
Nuclear Operations Group

	Year Ended December 31,
	2020	2019	$ Change
	(In thousands)
Revenues	$1,646,257	$1,428,587	$217,670
Operating Income	$326,049	$298,328	$27,721
% of Revenues	19.8%	20.9%
Revenues increased by 15.2%, or $217.7 million, to $1,646.3 million in the year ended December 31, 2020 compared to $1,428.6 million for the corresponding period of 2019 as we continue to expand production related to the Columbia-Class nuclear propulsion system. The increase comprised additional volume in the manufacture of nuclear components for U.S. Government programs and the timing of the procurement of certain long-lead materials when compared to the prior year. We also experienced a volume increase in our naval nuclear fuel and downblending operations.

Operating income increased $27.7 million to $326.0 million in the year ended December 31, 2020 compared to $298.3 million for the corresponding period of 2019. The increase was due to the operating income impact of the changes in revenues noted above.
Nuclear Power Group

	Year Ended December 31,
	2020	2019	$ Change
	(In thousands)
Revenues	$371,269	$352,640	$18,629
Operating Income	$51,989	$53,815	$(1,826)
% of Revenues	14.0%	15.3%
Revenues increased by 5.3%, or $18.6 million, to $371.3 million in the year ended December 31, 2020 compared to $352.6 million for the corresponding period of 2019. This was primarily related to an increase in revenues of $38.0 million associated with the acquisition of Laker Energy Products during the first quarter of 2020. We also experienced additional volume related to the fabrication of nuclear fuel and a higher levels of in-plant inspection, maintenance and modification services. These increases were partially offset by lower revenues in our nuclear components business largely attributable to decreased activity associated with major steam generator design and supply contracts of $34.2 million. In addition, we experienced lower demand for our medical radioisotopes when compared to the prior year, due to a decrease in elective diagnostic procedures caused in part by the COVID-19 pandemic.
Operating income decreased $1.8 million to $52.0 million in the year ended December 31, 2020 compared to $53.8 million for the corresponding period of 2019, primarily attributable to a $5.2 million favorable change in estimate associated with an asset retirement obligation in addition to net favorable changes in estimates related to certain long-term contracts recorded in the prior year. We also experienced a shift in our product line mix when compared to the prior year which resulted in a decline in operating margins. This was offset by $20.4 million of wage subsidies received under the CEWS to offset the effects of COVID-19 on our Canadian operations.
Nuclear Services Group

	Year Ended December 31,
	2020	2019	$ Change
	(In thousands)
Revenues	$136,493	$131,339	$5,154
Operating Income	$26,436	$14,226	$12,210
% of Revenues	19.4%	10.8%
Revenues increased by 3.9%, or $5.2 million, to $136.5 million in the year ended December 31, 2020 compared to $131.3 million for the corresponding period of 2019. The increase was primarily attributable to design and engineering work executed by our advanced technologies business which was partially offset by a decline in revenues due to the divestiture of our U.S.-based commercial nuclear services business during the second quarter of 2020.
Operating income increased $12.2 million to $26.4 million in the year ended December 31, 2020 compared to $14.2 million for the corresponding period of 2019 due to the operating income impact of the changes in revenues noted above in addition to year over year improvements in our U.S.-based commercial nuclear services business prior to divestiture.
Other

	Year Ended December 31,
	2020	2019	$ Change
	(In thousands)
Operating Income	$(22,309)	$(23,099)	$790

Operating income increased $0.8 million to a loss of $22.3 million in the year ended December 31, 2020 compared to a loss of $23.1 million for the corresponding period of 2019, primarily due to a decrease in research and development activities related to our medical and industrial radioisotope capabilities and other advanced technologies when compared to the prior year.
Unallocated Corporate
Unallocated corporate expenses increased $5.9 million to $23.6 million in the year ended December 31, 2020 compared to $17.7 million for the corresponding period of 2019, primarily due to a $2.6 million reserve related to a franchise tax audit of years prior to 2016, higher levels of incentive compensation and a $1.6 million increase in legal and consulting costs associated with the divestiture of our U.S.-based commercial nuclear services business during the second quarter of 2020.
Other Income (Expense)
During the year ended December 31, 2020, other income (expense) increased $15.4 million to a gain of $3.6 million compared to a loss of $11.8 million for the corresponding period of 2019. A component of other income (expense) is net periodic benefit cost inclusive of mark to market adjustments due to our immediate recognition of net actuarial gains (losses) for our pension and postretirement benefit plans. Net periodic benefit cost resulted in an increase to other income of $14.1 million when compared to the prior year.
Provision for Income Taxes

	Year Ended December 31,
	2020	2019	$ Change
	(In thousands)
Income before Provision for Income Taxes	$362,172	$313,742	$48,430
Provision for Income Taxes	$82,976	$69,065	$13,911
Effective Tax Rate	22.9%	22.0%
For the year ended December 31, 2020, our provision for income taxes increased $13.9 million to $83.0 million, while income before provision for income taxes increased $48.4 million to $362.2 million. Our effective tax rate was approximately 22.9% as compared to 22.0% for the years ended December 31, 2020 and 2019, respectively. Our effective tax rates for the years ended December 31, 2020 and 2019 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. These unfavorable rate impacts were partially offset by benefits recognized for excess tax benefits related to employee share-based payments of $1.1 million and $2.4 million for the years ended December 31, 2020 and 2019, respectively.
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
LIQUIDITY AND CAPITAL RESOURCES
Our overall liquidity position, which we generally define as our unrestricted cash and cash equivalents plus amounts available for borrowings under our credit facility, increased by approximately $290.4 million to $649.3 million at December 31, 2020 compared to $358.9 million at December 31, 2019. We experienced net cash generated from operations in each of the years ended December 31, 2020, 2019 and 2018. Typically, the fourth quarter has been the period of highest cash flows from operating activities because of the timing of payments received from the U.S. Government on accounts receivable retainages and cash dividends received from our joint ventures.

On June 12, 2020, we issued $400 million aggregate principal amount of our 4.125% senior notes due 2028 (the "Senior Notes due 2028") pursuant to an indenture dated June 12, 2020 (the "2020 Indenture") among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee. The proceeds from the issuance of the Senior Notes due 2028 were used to (1) repay in full the Term Loans, as defined below, under our Credit Agreement dated as of May 24, 2018 (as amended, the "Credit Facility"), (2) repay a portion of the borrowings under the Revolving Credit Facility, as defined below, under the Credit Facility and (3) pay all fees and expenses related to the issuance of the Senior Notes due 2028.
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
The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of December 31, 2020, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Revolving Credit Facility bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at December 31, 2020, the margin for Eurocurrency rate and base rate revolving loans was 1.25% and 0.25%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.25% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of December 31, 2020, borrowings and letters of credit issued under the Revolving Credit Facility totaled $75.0 million and $68.3 million, respectively. As a result, as of December 31, 2020 we had $606.7 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of December 31, 2020, the interest rate on outstanding borrowings under our Credit Facility was 1.41%.
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
Senior Notes due 2026
On May 24, 2018, we issued $400 million aggregate principal amount of 5.375% senior notes due 2026 (the "Senior Notes due 2026") pursuant to an indenture dated May 24, 2018 (the "2018 Indenture"), among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The Senior Notes due 2026 are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Credit Facility.
Interest on the Senior Notes due 2026 is payable semi-annually in cash in arrears on January 15 and July 15 of each year at a rate of 5.375% per annum. The Senior Notes due 2026 will mature on July 15, 2026.
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
The 2018 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2018 Indenture or the Senior Notes due 2026 and certain provisions related to bankruptcy events. The 2018 Indenture also contains customary negative covenants. As of December 31, 2020, we were in compliance with all covenants set forth in the 2018 Indenture and the Senior Notes due 2026.
Senior Notes due 2028
On June 12, 2020, we issued $400 million aggregate principal amount of our Senior Notes due 2028 pursuant to the 2020 Indenture. The Senior Notes due 2028 are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Credit Facility.
Interest on the Senior Notes due 2028 is payable semi-annually in cash in arrears on June 30 and December 30 of each year at a rate of 4.125% per annum. The Senior Notes due 2028 will mature on June 30, 2028.

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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of December 31, 2020, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of December 31, 2020, bonds issued and outstanding under these arrangements totaled approximately $73.7 million.
OTHER
Cash, Cash Equivalents, Restricted Cash and Investments
In the aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by approximately $44.5 million to $61.4 million at December 31, 2020 from $105.9 million at December 31, 2019, primarily due to the items discussed below. Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
	(In thousands)
Domestic	$31,376	$76,337
Foreign	29,985	29,526
Total	$61,361	$105,863
Our working capital increased by $18.8 million to $243.9 million at December 31, 2020 from $225.0 million at December 31, 2019, primarily attributable to changes in net contracts in progress and advance billings due to the timing of project cash flows. This increase was partially offset by a decrease in cash and cash equivalents and an increase in other accrued liabilities primarily related to the deferral of payroll tax payments under the CARES Act.
Our net cash provided by operating activities decreased by $82.9 million to $196.4 million in the year ended December 31, 2020, compared to cash provided by operating activities of $279.4 million in the year ended December 31, 2019, primarily attributable to the timing of project cash flows. This decrease was partially offset by an increase in net income and the deferral of payroll tax payments under the CARES Act of $21.4 million.
Our net cash used in investing activities increased by $85.3 million to $265.3 million in the year ended December 31, 2020, compared to $180.0 million in the year ended December 31, 2019. The increase in cash used in investing activities was primarily attributable to an increase in purchases of property, plant and equipment of $72.9 million as well as our acquisition of Laker Energy Products for $15.9 million during the year ended December 31, 2020.

Our net cash provided by financing activities increased by $68.8 million to $25.0 million in the year ended December 31, 2020, compared to cash used in financing activities of $43.7 million in the year ended December 31, 2019. The increase in net cash provided by financing activities was primarily attributable to bank overdrafts of $88.7 million, partially offset by the payment of debt issuance costs of $6.8 million and an increase in dividends paid to common shareholders of $7.6 million compared to the prior year.
At December 31, 2020, we had restricted cash and cash equivalents totaling $5.7 million, $2.6 million of which was held for future decommissioning of facilities (which is included in other assets on our consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At December 31, 2020, we had short-term and long-term investments with a fair value of $13.1 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and equities and mutual funds.
Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next 12 months.
CONTRACTUAL OBLIGATIONS
Our cash requirements as of December 31, 2020 under current contractual obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt principal	$875,000	$—	$—	$75,000	$800,000
Interest payments	$252,750	$38,000	$76,000	$76,000	$62,750
Lease payments	$10,488	$3,348	$3,108	$1,204	$2,828
We expect cash requirements totaling approximately $4.7 million for contributions to our pension plans in 2021. In addition, we anticipate cash requirements totaling approximately $1.4 million for contributions to our other postretirement benefit plans in 2021.
Our contingent commitments under letters of credit and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)
$ 142,022	$ 129,952	$ 3,100	$ 8,970	$ —

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk from changes in interest rates relates primarily to our debt instruments. Our borrowings include both fixed and variable interest rate debt. At December 31, 2020, we had (i) $75.0 million in outstanding borrowings and $606.7 million available under the Credit Facility, (ii) an aggregate principal amount of $400.0 million of Senior Notes due 2026 and (iii) an aggregate principal amount of $400.0 million of Senior Notes due 2028. See Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for additional information on our debt instruments.
We also have exposure from changes in interest rates related to our cash equivalents and our investment portfolio, which consists primarily of U.S. Government and agency securities, corporate bonds and equities and mutual funds. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.
We have operations in foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange ("FX") rates or weak economic conditions in those foreign markets. In order to manage the operational risks associated with FX rate fluctuations, we attempt to hedge those risks with FX derivative instruments. Historically, we have hedged those risks with FX forward contracts. At December 31, 2020, the fair values of our outstanding derivative instruments were not significant. We do not enter into speculative derivative positions.

Interest Rate Sensitivity
The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

	Principal Amount by Expected Maturity (In thousands)
At December 31, 2020:								Fair Value at
	Years Ending December 31,							December 31,
	2021	2022	2023	2024	2025	Thereafter	Total	2020
Investments	$3,716	—	—	—	—	$7,090	$10,806	$13,063
Average Interest Rate	1.92%	—	—	—	—	2.18%
Fixed Interest Rate Debt	—	—	—	—	—	$800,000	$800,000	$832,167
Average Interest Rate	—	—	—	—	—	4.75%
Variable Interest Rate Debt	—	—	—	—	$75,000	—	$75,000	$74,137
Average Interest Rate	—	—	—	—	2.19%	—

At December 31, 2019:								Fair Value at
	Years Ending December 31,							December 31,
	2020	2021	2022	2023	2024	Thereafter	Total	2019
Investments	$3,663	—	—	—	—	$7,016	$10,679	$13,463
Average Interest Rate	1.94%	—	—	—	—	1.41%
Fixed Interest Rate Debt	—	—	—	—	—	$400,000	$400,000	$423,462
Average Interest Rate	—	—	—	—	—	5.38%
Variable Interest Rate Debt	$14,711	$14,711	$14,711	$388,026	—	—	$432,159	$431,644
Average Interest Rate	3.26%	3.20%	3.25%	3.11%	—	—
Exchange Rate Sensitivity
The following table provides information about our FX forward contracts outstanding at December 31, 2020 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average FX rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual FX rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands)
	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2021	December 31, 2020	Exchange Rate
Canadian dollar	$19,277	$588	1.3078
U.S. dollar (selling Canadian dollar)	$209,540	$(2,299)	1.2866
Euro (selling Canadian dollar)	$9,935	$(35)	1.5656

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2022	December 31, 2020	Exchange Rate
U.S. dollar (selling Canadian dollar)	$4,457	$(362)	1.3758
Euro (selling Canadian dollar)	$576	$(8)	1.5923

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2023	December 31, 2020	Exchange Rate
U.S. dollar (selling Canadian dollar)	$1,496	$(42)	1.3098

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of BWX Technologies, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BWX Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue Recognition – Estimating Costs at Completion – Refer to Note 1 and Note 3 to the Financial Statements.
Critical Audit Matter Description
The Company generally recognizes contract revenues and related costs over time for individual performance obligations based on a cost-to-cost method in accordance with Financial Accounting Standards Board Topic Revenue from Contracts with Customers. The Company recognizes estimated contract revenue and resulting income based on the measurement of the extent of progress toward completion as a percentage of the total project. The Company reviews contract price and cost estimates periodically as the work progresses and reflects adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs to complete the performance obligation.
Given the significance of revenue and the level of judgment involved in estimating total costs to complete the performance obligations used to recognize revenue for long-term contracts, auditing such estimates involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenues recognized over time, including management’s estimates of total contract costs to complete its performance obligations included the following, among others:
•We tested the effectiveness of controls over revenue recognized over time, including those over cost estimates at completion for performance obligations.
•For select cumulative adjustments recorded, we performed a retrospective review to determine that the adjustments were the result of changes in facts and circumstances and not estimates that were previously inaccurate.
•We tested the recorded revenue using a combination of analytical procedures and detailed contract testing.
•For select contracts with customers recognized over time, our detail testing performed included the following:
◦Read the contract to understand the contract terms and evaluated the appropriateness of the accounting treatment in accordance with generally accepted accounting principles.
◦Compared the transaction price to the consideration expected to be received based on current rights and obligations under the contract, including modifications that were agreed upon with the customer.
◦Tested management’s identification of distinct performance obligations.
◦Tested the mathematical accuracy of management’s calculation of the percent complete, the profit margin and the revenue recognized over time.
◦Evaluated a selection of cost estimates within the selected contract as follows:
▪Compared costs incurred to date or costs of similar performance obligations to evaluate the reasonableness of management’s estimates.
▪Evaluated management’s ability to achieve the cost estimates by performing corroborating inquiries with the Company’s project managers and engineers, as appropriate; comparing the estimates to management’s work plans, engineering specifications, purchase orders, and/or supplier contracts as appropriate; and when considered necessary, observation of the work site to evaluate project status.
/S/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 22, 2021
We have served as the Company's auditor since 2009.

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2020	2019
	(In thousands)
Current Assets:
Cash and cash equivalents	$42,610	$86,540
Restricted cash and cash equivalents	3,070	3,056
Investments	3,707	5,843
Accounts receivable – trade, net	153,368	56,721
Accounts receivable – other	22,239	13,426
Retainages	55,172	46,670
Contracts in progress	449,176	376,037
Other current assets	44,256	41,462
Total Current Assets	773,598	629,755
Property, Plant and Equipment, Net	816,471	580,241
Investments	9,356	7,620
Goodwill	283,708	275,502
Deferred Income Taxes	49,415	58,689
Investments in Unconsolidated Affiliates	71,806	70,116
Intangible Assets	192,751	191,392
Other Assets	96,398	95,598
TOTAL	$2,293,503	$1,908,913
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2020	2019
	(In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$—	$14,711
Bank overdraft	88,694	—
Accounts payable	184,392	170,678
Accrued employee benefits	89,740	82,640
Accrued liabilities – other	78,028	52,213
Advance billings on contracts	83,581	75,425
Accrued warranty expense	5,292	9,042
Total Current Liabilities	529,727	404,709
Long-Term Debt	862,731	809,442
Accumulated Postretirement Benefit Obligation	25,689	23,259
Environmental Liabilities	84,153	80,368
Pension Liability	144,859	172,508
Other Liabilities	28,576	14,515
Commitments and Contingencies (Note 10)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 127,009,536 and 126,579,285 shares at December 31, 2020 and 2019, respectively	1,270	1,266
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; no shares issued	—	—
Capital in excess of par value	153,800	134,069
Retained earnings	1,549,950	1,344,383
Treasury stock at cost, 31,698,747 and 31,266,670 shares at December 31, 2020 and 2019, respectively	(1,095,452)	(1,068,164)
Accumulated other comprehensive income (loss)	8,198	(7,448)
Stockholders' Equity – BWX Technologies, Inc.	617,766	404,106
Noncontrolling interest	2	6
Total Stockholders' Equity	617,768	404,112
TOTAL	$2,293,503	$1,908,913
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except share and per share amounts)
Revenues	$2,123,516	$1,894,920	$1,799,889
Costs and Expenses:
Cost of operations	1,548,119	1,361,056	1,295,876
Research and development costs	14,189	17,672	15,223
Losses (gains) on asset disposals and impairments, net	(1,361)	2,824	64
Selling, general and administrative expenses	231,169	216,771	214,092
Total Costs and Expenses	1,792,116	1,598,323	1,525,255
Equity in Income of Investees	27,152	28,924	30,343
Operating Income	358,552	325,521	304,977
Other Income (Expense):
Interest income	518	942	2,479
Interest expense	(31,014)	(35,320)	(27,823)
Other – net	34,116	22,599	512
Total Other Income (Expense)	3,620	(11,779)	(24,832)
Income before Provision for Income Taxes	362,172	313,742	280,145
Provision for Income Taxes	82,976	69,065	52,840
Net Income	$279,196	$244,677	$227,305
Net Income Attributable to Noncontrolling Interest	(526)	(562)	(347)
Net Income Attributable to BWX Technologies, Inc.	$278,670	$244,115	$226,958
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$2.92	$2.56	$2.29
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$2.91	$2.55	$2.27
Shares used in the computation of earnings per share (Note 17):
Basic	95,457,193	95,377,414	99,062,087
Diluted	95,726,497	95,810,538	100,019,053
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net Income	$279,196	$244,677	$227,305
Other Comprehensive Income (Loss):
Currency translation adjustments	15,685	5,263	(9,642)
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $24, $442 and $(167), respectively	(73)	(1,586)	450
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $173, $(310) and $47, respectively	(487)	888	(118)
Benefit obligations:
Unrecognized losses arising during the period, net of tax benefit of $513, $1,274 and $2,290, respectively	(1,820)	(4,249)	(8,444)
Recognition of benefit plan costs, net of tax benefit of $(645), $(562) and $(410), respectively	2,532	2,030	1,500
Investments:
Unrealized (losses) gains arising during the period, net of tax provision of $(56), $(3) and $(6), respectively	(191)	418	(102)
Reclassification adjustment for gains included in net income, net of tax provision of $0, $0 and $1, respectively	—	—	(2)
Other Comprehensive Income (Loss)	15,646	2,764	(16,358)
Total Comprehensive Income	294,842	247,441	210,947
Comprehensive Income Attributable to Noncontrolling Interest	(526)	(562)	(347)
Comprehensive Income Attributable to BWX Technologies, Inc.	$294,316	$246,879	$210,600
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
		(In thousands, except share and per share amounts)
Balance December 31, 2017	125,381,591	$1,254	$98,843	$990,652	$9,454	$(814,809)	$285,394	$363	$285,757
Recently adopted accounting standards	—	—	—	13,311	(3,385)	—	9,926	—	9,926
Net income	—	—	—	226,958	—	—	226,958	347	227,305
Dividends declared ($0.64 per share)	—	—	—	(64,159)	—	—	(64,159)	—	(64,159)
Currency translation adjustments	—	—	—	—	(9,642)	—	(9,642)	—	(9,642)
Derivative financial instruments	—	—	—	—	332	—	332	—	332
Defined benefit obligations	—	—	—	—	(6,944)	—	(6,944)	—	(6,944)
Available-for-sale investments	—	—	—	—	(104)	—	(104)	—	(104)
Exercises of stock options	210,311	2	5,002	—	—	—	5,004	—	5,004
Shares placed in treasury	—	—	—	—	—	(222,986)	(222,986)	—	(222,986)
Stock-based compensation charges	279,964	3	11,880	—	—	—	11,883	—	11,883
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(671)	(671)
Balance December 31, 2018	125,871,866	$1,259	$115,725	$1,166,762	$(10,289)	$(1,037,795)	$235,662	$39	$235,701
Recently adopted accounting standards	—	—	—	(1,219)	77	—	(1,142)	—	(1,142)
Net income	—	—	—	244,115	—	—	244,115	562	244,677
Dividends declared ($0.68 per share)	—	—	—	(65,275)	—	—	(65,275)	—	(65,275)
Currency translation adjustments	—	—	—	—	5,263	—	5,263	—	5,263
Derivative financial instruments	—	—	—	—	(698)	—	(698)	—	(698)
Defined benefit obligations	—	—	—	—	(2,219)	—	(2,219)	—	(2,219)
Available-for-sale investments	—	—	—	—	418	—	418	—	418
Exercises of stock options	246,967	2	5,623	—	—	—	5,625	—	5,625
Shares placed in treasury	—	—	—	—	—	(30,369)	(30,369)	—	(30,369)
Stock-based compensation charges	460,452	5	12,721	—	—	—	12,726	—	12,726
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(595)	(595)
Balance December 31, 2019	126,579,285	$1,266	$134,069	$1,344,383	$(7,448)	$(1,068,164)	$404,106	$6	$404,112
Recently adopted accounting standards	—	—	—	—	—	—	—	—	—
Net income	—	—	—	278,670	—	—	278,670	526	279,196
Dividends declared ($0.76 per share)	—	—	—	(73,103)	—	—	(73,103)	—	(73,103)
Currency translation adjustments	—	—	—	—	15,685	—	15,685	—	15,685
Derivative financial instruments	—	—	—	—	(560)	—	(560)	—	(560)
Defined benefit obligations	—	—	—	—	712	—	712	—	712
Available-for-sale investments	—	—	—	—	(191)	—	(191)	—	(191)
Exercises of stock options	95,750	1	2,890	—	—	—	2,891	—	2,891
Shares placed in treasury	—	—	—	—	—	(27,288)	(27,288)	—	(27,288)
Stock-based compensation charges	334,501	3	16,841	—	—	—	16,844	—	16,844
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(530)	(530)
Balance December 31, 2020	127,009,536	$1,270	$153,800	$1,549,950	$8,198	$(1,095,452)	$617,766	$2	$617,768
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$279,196	$244,677	$227,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,674	61,722	60,097
Income of investees, net of dividends	(2,147)	(7,969)	(8,106)
Provision for deferred taxes	7,890	3,794	17,446
Recognition of losses for pension and postretirement plans	9,548	6,222	34,554
Stock-based compensation expense	16,844	12,726	11,883
Other, net	(792)	963	(2,238)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(98,302)	15,605	37,282
Accounts payable	(1,241)	44,592	1,888
Retainages	(8,578)	11,477	24,911
Contracts in progress and advance billings on contracts	(53,242)	(78,645)	(34,012)
Income taxes	1,157	(3,833)	(23,257)
Accrued and other current liabilities	6,843	(14,135)	11,596
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(29,311)	(8,822)	(187,425)
Other, net	7,903	(9,006)	(2,634)
NET CASH PROVIDED BY OPERATING ACTIVITIES	196,442	279,368	169,290
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(255,027)	(182,124)	(109,338)
Acquisition of businesses	(15,905)	—	(212,993)
Purchases of securities	(4,232)	(4,208)	(4,520)
Sales and maturities of securities	6,360	5,874	3,933
Investments, net of return of capital, in equity method investees	88	255	(9,059)
Other, net	3,397	208	5,253
NET CASH USED IN INVESTING ACTIVITIES	(265,319)	(179,995)	(326,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	844,500	699,600	1,158,800
Repayments of long-term debt	(794,676)	(654,095)	(876,206)
Payment of debt issuance costs	(6,803)	—	(9,443)
Bank overdraft	88,694	—	—
Repurchases of common shares	(21,960)	(20,000)	(214,759)
Dividends paid to common shareholders	(72,940)	(65,374)	(63,821)
Exercises of stock options	2,812	4,446	3,573
Cash paid for shares withheld to satisfy employee taxes	(5,249)	(9,190)	(6,796)
Other, net	(9,332)	900	(671)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	25,046	(43,713)	(9,323)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(271)	332	(9,979)
TOTAL (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(44,102)	55,992	(176,736)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92,400	36,408	213,144
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,298	$92,400	$36,408
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$38,267	$39,670	$16,993
Income taxes (net of refunds)	$73,589	$70,056	$58,715
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$51,492	$39,528	$29,470
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the consolidated financial statements of BWX Technologies, Inc. ("BWXT") in U.S. dollars in accordance with accounting principles generally accepted in the United States ("GAAP").
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at December 31, 2020 and for the year ended December 31, 2020. On June 30, 2015, we completed the spin-off of our former Power Generation business (the "spin-off") into an independent, publicly traded company named Babcock & Wilcox Enterprises, Inc. ("BWE"). We present the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.
Unless the context otherwise indicates, "we," "us" and "our" mean BWXT and its consolidated subsidiaries.
Reportable Segments
We operate in three reportable segments: Nuclear Operations Group, Nuclear Power Group and Nuclear Services Group. Our reportable segments are further described as follows:
•Our Nuclear Operations Group segment manufactures naval nuclear reactors for the U.S. Naval Nuclear Propulsion Program for use in submarines and aircraft carriers. Through this segment, we own and operate manufacturing facilities located in Lynchburg, Virginia; Barberton, Ohio; Mount Vernon, Indiana; Euclid, Ohio; and Erwin, Tennessee. The Lynchburg operations fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. The Barberton and Mount Vernon locations specialize in the design and manufacture of heavy components inclusive of fabrication activities for submarine missile launch tubes. The Euclid facility fabricates electro-mechanical equipment and performs design, manufacturing, inspection, assembly and testing activities. Fuel for the naval nuclear reactors is provided by Nuclear Fuel Services, Inc. ("NFS"), one of our wholly owned subsidiaries. Located in Erwin, NFS also downblends Cold War-era government stockpiles of high-enriched uranium.
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
•Our Nuclear Services Group segment provides various services to the U.S. Government including nuclear materials management and operation, environmental management and administrative and operating services for various U.S. Government-owned facilities. These services are provided to the U.S. Department of Energy ("DOE"), including the National Nuclear Security Administration ("NNSA"), the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management, and NASA. Through this segment we deliver services and management solutions to nuclear and high-consequence operations. A significant portion of this segment's operations is conducted through joint ventures. This segment also develops technology for a variety of applications, including advanced nuclear power sources, and offers complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for new advanced nuclear reactors.

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
On January 1, 2020, we adopted the update to the FASB Topic Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies the accounting for goodwill impairment by eliminating the second step from the goodwill impairment test. Goodwill impairment is now determined by comparing the fair value of a reporting unit with its carrying amount. The adoption of the provisions in this update did not have an impact on our financial position, results of operations or cash flows.
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
On January 1, 2020, we adopted the update to the FASB Topic Compensation – Retirement Benefits – Defined Benefit Plans – General. This update modifies the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. This update requires disclosure changes to be presented on a retrospective basis. The adoption of the provisions in this update did not have an impact on our financial position, results of operations or cash flows.
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
The following summarizes the changes in the carrying amount of Accrued warranty expense:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Balance at beginning of period	$9,042	$10,344	$13,428
Additions	1,341	2,232	1,494
Expirations and other changes (1)	(1,624)	(2,728)	(3,367)
Payments	(1,026)	(1,065)	(663)
Translation and other (2)	(2,441)	259	(548)
Balance at end of period	$5,292	$9,042	$10,344
(1)Includes discounts provided to customers in satisfaction of warranty obligations totaling $(1.2) million in each of the years ended December 31, 2019 and 2018.
(2)Includes $(2.5) million related to the divestiture of the U.S.-based commercial nuclear services business during the year ended December 31, 2020.
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
On April 11, 2020, the Canadian Government enacted the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan to prevent large layoffs and help employers offset a portion of their employee salaries and wages for a limited period. During the year ended December 31, 2020, we recognized $20.4 million of subsidies under CEWS as an offset to operating expenses.

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
Research and development activities totaled $40.8 million, $66.9 million and $63.4 million in the years ended December 31, 2020, 2019 and 2018, respectively. This includes amounts paid for by our customers of $26.6 million, $49.2 million and $48.2 million, in the years ended December 31, 2020, 2019 and 2018, respectively.
Capitalization of Interest Cost
We capitalize interest in accordance with FASB Topic Interest. We incurred total interest of $40.8 million, $41.4 million and $31.5 million in the years ended December 31, 2020, 2019 and 2018, respectively, of which we capitalized $9.8 million, $6.1 million and $3.7 million in the years ended December 31, 2020, 2019 and 2018, respectively.
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
Earnings Per Share
We have computed earnings per common share on the basis of the weighted-average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. We issue a number of forms of stock-based compensation periodically, including incentive and non-qualified stock options, restricted stock, restricted stock units, performance shares and performance units, subject to satisfaction of specific performance goals. We include the shares applicable to these plans in our computation of diluted earnings per share when related performance criteria have been met.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
Our cash equivalents are highly liquid investments with maturities of three months or less when we purchase them.
We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2020, we had restricted cash and cash equivalents totaling $5.7 million, $2.6 million of which was held for future decommissioning of facilities (which is included in Other Assets on our consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our consolidated balance sheets to the totals presented on our consolidated statements of cash flows:

	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$42,610	$86,540
Restricted cash and cash equivalents	3,070	3,056
Restricted cash and cash equivalents included in Other Assets	2,618	2,804
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our consolidated statements of cash flows	$48,298	$92,400
Investments
Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and equities and mutual funds. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with the unrealized gains and losses, net of tax, reported as a component of Accumulated other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings. We classify investments available for current operations in the consolidated balance sheets as current assets, while we classify investments held for long-term purposes as non-current assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity, and such adjustments are included in Interest income. We include realized gains and losses on our investments in Other – net. The cost of securities sold is based on the specific identification method. We include interest on securities in Interest income.
Inventories
We carry our inventory at the lower of cost or net realizable value using either the weighted average or first-in, first-out methods. At December 31, 2020 and 2019, Other current assets included inventories totaling $15.0 million and $17.1 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment
We carry our property, plant and equipment at depreciated cost, less any impairment provisions. We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 40 years for buildings and three to 14 years for machinery and equipment. Our depreciation expense was $50.3 million, $51.0 million and $48.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.
Property, plant and equipment is stated at cost and is set forth below:

	December 31,
	2020	2019
	(In thousands)
Land	$9,585	$8,919
Buildings	267,808	221,462
Machinery and equipment	827,785	775,997
Property under construction	420,374	265,715
	1,525,552	1,272,093
Less: Accumulated depreciation	709,081	691,852
Property, Plant and Equipment, Net	$816,471	$580,241
Goodwill
Goodwill represents the excess of the cost of our acquired businesses over the fair value of the net assets acquired. We perform testing of goodwill for impairment annually. We may elect to perform a qualitative test when we believe that there is sufficient excess fair value over carrying value based on our most recent quantitative assessment, adjusted for relevant events and circumstances that could affect fair value during the current year. If we conclude based on this assessment that it is more likely than not that the reporting unit is not impaired, we do not perform a quantitative impairment test. In all other circumstances, we compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recorded. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recorded to goodwill in the amount by which carrying value exceeds fair value.
The following summarizes the changes in the carrying amount of Goodwill:

	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Balance at December 31, 2018	$110,939	$118,143	$45,000	$274,082
Translation and other (1)	—	1,420	—	1,420
Balance at December 31, 2019	$110,939	$119,563	$45,000	$275,502
Acquisition of Laker Energy Products (Note 2)	—	5,753	—	5,753
Translation	—	2,453	—	2,453
Balance at December 31, 2020	$110,939	$127,769	$45,000	$283,708
(1)Includes an adjustment of $(3.2) million, net of tax, to correct the business combination accounting for our 2016 acquisition.
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

Our Intangible Assets were as follows:

	December 31,
	2020	2019	2018
	(In thousands)
Amortized intangible assets:
Gross cost:
Technical support agreement	$68,785	$67,423	$64,749
Customer relationships	39,954	39,555	38,771
Unpatented technology	37,529	36,785	35,327
Favorable operating leases	—	—	35,161
CNSC class 1B nuclear facility license	26,528	26,002	24,971
Acquired backlog	7,487	—	8,079
Patented technology	780	765	734
All other	858	2,200	2,200
Total	$181,921	$172,730	$209,992
Accumulated amortization:
Technical support agreement	$(7,227)	$(4,153)	$(1,173)
Customer relationships	(15,996)	(13,841)	(11,767)
Unpatented technology	(4,584)	(2,805)	(1,194)
Favorable operating leases	—	—	(1,295)
CNSC class 1B nuclear facility license	(3,573)	(2,635)	(1,698)
Acquired backlog	(1,248)	—	(6,581)
Patented technology	(286)	(212)	(136)
All other	(86)	(1,522)	(1,302)
Total	$(33,000)	$(25,168)	$(25,146)
Net amortized intangible assets	$148,921	$147,562	$184,846
Unamortized intangible assets:
NRC category 1 license	$43,830	$43,830	$43,830
The following summarizes the changes in the carrying amount of Intangible Assets:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Balance at beginning of period	$191,392	$228,676	$110,405
Acquisitions (Note 2)	8,180	—	139,257
Amortization expense	(8,824)	(9,128)	(11,490)
Reclassification of right-of-use assets	—	(33,866)	—
Translation and other (1)	2,003	5,710	(9,496)
Balance at end of period	$192,751	$191,392	$228,676
(1)Includes $(0.6) million related to the divestiture of the U.S.-based commercial nuclear services business during the year ended December 31, 2020.
Estimated amortization expense for the next five fiscal years is as follows (amounts in thousands):

Year Ended December 31,	Amount
2021	$9,130
2022	$9,130
2023	$9,130
2024	$9,130
2025	$9,130

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
During the year ended December 31, 2020, we recognized lease expense of $7.7 million, which included $1.5 million related to the amortization of favorable lease agreements, and paid cash of $6.2 million for our operating leases. During the years ended December 31, 2019 and 2018, we recognized lease expense of $8.1 million and $6.2 million, respectively. At December 31, 2020, our weighted-average remaining lease term was 5.6 years, and for the purpose of measuring the present value of our lease liabilities, the weighted-average discount rate was 4.64%. The maturities of our lease liabilities at December 31, 2020 were as follows (amounts in thousands):

2021	$3,348
2022	1,926
2023	1,182
2024	697
2025	507
Thereafter	2,828
Total lease payments	$10,488
Less: Interest	(1,722)
Present value of lease liabilities (1)	$8,766
(1)Includes current lease liabilities of $3.3 million.
At December 31, 2020, our right-of-use assets totaled $41.3 million. The difference between the right-of-use assets and lease liabilities was primarily the result of our adoption of the update to the FASB Topic Leases on January 1, 2019, which resulted in reclassifications from Intangible Assets of favorable leases related to recent acquisitions.
Deferred Debt Issuance Costs
We have included deferred debt issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of our debt liability. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Balance at beginning of period	$8,006	$9,583	$4,202
Additions	6,803	—	9,443
Interest expense (1)	(2,540)	(1,577)	(4,062)
Balance at end of period	$12,269	$8,006	$9,583
(1)Includes the recognition of prior deferred debt issuance costs associated with former credit facilities of $(0.7) million and $(2.4) million for the years ended December 31, 2020 and 2018, respectively.
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
Asset Retirement Obligations and Environmental Cleanup Costs
We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's service life, which is a requirement of our licenses from the U.S. Nuclear Regulatory Commission ("NRC") and the Canadian Nuclear Safety Commission ("CNSC"). In accordance with the FASB Topic Asset Retirement and Environmental Obligations, we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When we initially record such a liability, we capitalize a cost by increasing the carrying amount of the related long-lived asset. When we acquire a business that has an asset retirement obligation, the asset retirement obligation is recognized at fair value without a corresponding increase to the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of a liability, we will settle the obligation for its recorded amount or incur a gain or loss. This topic applies to environmental liabilities associated with assets that we currently operate and are obligated to remove from service. For environmental liabilities associated with assets that we no longer operate, we have accrued amounts based on the estimated costs of cleanup activities for which we are responsible, net of any cost-sharing arrangements. We adjust the estimated costs as further information develops or circumstances change. Given the long-lived nature of these facilities, we are required to estimate retirement costs that will be incurred in the future, which may extend up to 40 years at the time the asset retirement obligation is established. Due to the significance of the remaining useful life of these facilities, the timing of retirement and future costs for material components of the asset retirement obligations, such as labor and waste disposal fees, could differ from our estimates. An exception to this accounting treatment relates to the work we perform for two facilities for which the U.S. Government is obligated to pay substantially all of the decommissioning costs.
Substantially all of our asset retirement obligations relate to the remediation of our nuclear analytical laboratory and the NFS facility in our Nuclear Operations Group segment as well as certain facilities in our Nuclear Power Group segment. The following summarizes the changes in the carrying amount of these liabilities:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Balance at beginning of period	$77,288	$90,822	$78,036
Costs incurred	(1,608)	(10,380)	(1,011)
Additions/adjustments	(3,284)	(5,030)	8,000
Acquisitions	—	—	2,062
Accretion	5,343	5,379	5,523
Translation and other (1)	371	(3,503)	(1,788)
Balance at end of period (2)	$78,110	$77,288	$90,822
(1)Includes an adjustment of $(4.3) million to correct the business combination accounting for our 2016 acquisition during the year ended December 31, 2019.
(2)Includes current asset retirement obligations of $2.8 million, $5.7 million and $13.8 million at December 31, 2020, 2019 and 2018, respectively.

Self-Insurance
We have a wholly owned insurance subsidiary that provides employer's liability, general and automotive liability and primary workers' compensation insurance and, from time to time, builder's risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in Other Liabilities on our consolidated balance sheets are reserves for self-insurance totaling $5.0 million and $5.2 million at December 31, 2020 and 2019, respectively.
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
Accumulated Other Comprehensive Income
The components of Accumulated other comprehensive income included in Stockholders' Equity are as follows:

	December 31,
	2020	2019
	(In thousands)
Currency translation adjustments	$24,454	$8,769
Net unrealized (loss) gain on derivative financial instruments	(496)	64
Unrecognized prior service cost on benefit obligations	(15,902)	(16,614)
Net unrealized gain on available-for-sale investments	142	333
Accumulated other comprehensive income	$8,198	$(7,448)

The amounts reclassified out of Accumulated other comprehensive income by component and the affected consolidated statements of income line items are as follows:

	Year Ended December 31,
	2020	2019	2018
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)			Line Item Presented
Realized (loss) gain on derivative financial instruments	$(35)	$(132)	$(242)	Revenues
	695	(1,066)	407	Cost of operations
	660	(1,198)	165	Total before tax
	(173)	310	(47)	Provision for Income Taxes
	$487	$(888)	$118	Net Income
Amortization of prior service cost on benefit obligations	$(3,177)	$(2,592)	$(1,910)	Other – net
	645	562	410	Provision for Income Taxes
	$(2,532)	$(2,030)	$(1,500)	Net Income
Realized gains on investments	$—	$—	$3	Other – net
	—	—	(1)	Provision for Income Taxes
	$—	$—	$2	Net Income
Total reclassification for the period	$(2,045)	$(2,918)	$(1,380)
Foreign Currency Translation
We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of Accumulated other comprehensive income. We report foreign currency transaction gains and losses in income. We have included in Other – net transaction gains (losses) of $(0.6) million, $1.0 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments and loans between domestic and foreign subsidiaries denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Based on the hedge designation at inception of the contract, the related gains and losses on these contracts are deferred in stockholders' equity as a component of Accumulated other comprehensive income until the hedged item is recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of Other – net on our consolidated statements of income and are recorded in the statements of cash flows based on the nature and use of the instruments.
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At December 31, 2020, we had deferred approximately $(0.5) million of net losses on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next twelve months. For the years ended December 31, 2020, 2019 and 2018, we recognized $8.7 million, $(1.0) million and $(4.7) million, respectively, of (gains) losses associated with FX forward contracts not designated as hedges.

At December 31, 2020, our derivative financial instruments consisted of FX forward contracts with a total notional value of $245.3 million with maturities extending to March 2023. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.
NOTE 2 – ACQUISITIONS
Laker Energy Products Ltd.
On January 2, 2020, our subsidiary BWXT Canada Ltd. acquired Laker Energy Products Ltd. ("Laker Energy Products") for CAD 23.3 million ($17.8 million U.S. dollar equivalent). At December 31, 2020, we are subject to the payment of contingent consideration totaling CAD 5.0 million, of which we have recognized CAD 2.5 million as a component of the purchase price. Our purchase price allocation resulted in the recognition of $8.4 million of Property, Plant and Equipment, Net, $8.2 million of Intangible Assets and $5.8 million of Goodwill. In addition, we recognized right-of-use assets and lease liabilities of $2.7 million. Laker Energy Products is a global supplier of nuclear-grade materials and precisely machined components for CANDU nuclear power utilities and employs approximately 140 personnel. Laker Energy Products is reported as part of our Nuclear Power Group segment.
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
The unaudited pro forma results include the following pre-tax adjustments to the historical results presented above:
•Increase in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of approximately $3.5 million and $6.0 million for the years ended December 31, 2018 and 2017, respectively.
•Additional interest expense associated with the incremental borrowings that would have been incurred to acquire the MI business as of January 1, 2017 of approximately $2.4 million and $5.2 million for the years ended December 31, 2018 and 2017, respectively.
•Elimination of $2.5 million in acquisition related costs recognized in the year ended December 31, 2018 that are not expected to be recurring.
NOTE 3 – REVENUE RECOGNITION
The adoption of FASB Topic Revenue from Contracts with Customers, which was recognized in a cumulative catch-up adjustment on January 1, 2018, resulted in an increase to Retained earnings of $9.9 million.
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
Nuclear Power Group
Our Nuclear Power Group segment recognizes revenue over time using a cost-to-cost method for the manufacturing of large components, non-standard parts, fuel bundles and service contracts as control continually transfers to the customers. For standard parts, revenue is recognized at the point in time control transfers to the customer, which is consistent with the transfer of ownership. For medical radioisotopes, we recognize revenue either at the point in time control transfers to the customer or over time using a unit of output method. This segment generates revenue primarily from firm-fixed-price contracts that do not contain variable consideration as well as time-and-materials based contracts. Certain of these contracts contain assurance warranties and/or provisions for liquidated damages, which are expected to have an immaterial impact to the contracts based on our historical experience. We are entitled to payment on the majority of our Nuclear Power Group segment contracts when we achieve certain milestones related to our progress.
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

Disaggregated Revenues
Revenues by geographical area and customer type were as follows:

	Year Ended December 31, 2020				Year Ended December 31, 2019				Year Ended December 31, 2018
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
United States:
Government	$1,540,256	$—	$113,075	$1,653,331	$1,368,555	$—	$111,236	$1,479,791	$1,311,886	$—	$107,711	$1,419,597
Non-Government	98,986	35,432	19,061	153,479	51,802	38,058	17,907	107,767	4,146	16,059	11,831	32,036
	$1,639,242	$35,432	$132,136	$1,806,810	$1,420,357	$38,058	$129,143	$1,587,558	$1,316,032	$16,059	$119,542	$1,451,633
Canada:
Non-Government	$—	$309,433	$4,357	$313,790	$—	$287,948	$2,196	$290,144	$161	$294,781	$2,758	$297,700
Other:
Non-Government	$7,015	$26,404	$—	$33,419	$8,230	$26,634	$—	$34,864	$2,977	$55,071	$138	$58,186
Segment Revenues	$1,646,257	$371,269	$136,493	2,154,019	$1,428,587	$352,640	$131,339	1,912,566	$1,319,170	$365,911	$122,438	1,807,519
Eliminations				(30,503)				(17,646)				(7,630)
Revenues				$2,123,516				$1,894,920				$1,799,889
Revenues by timing of transfer of goods or services were as follows:

	Year Ended December 31, 2020				Year Ended December 31, 2019				Year Ended December 31, 2018
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)				(In thousands)				(In thousands)
Over time	$1,646,092	$322,745	$136,493	$2,105,330	$1,428,348	$305,075	$131,339	$1,864,762	$1,318,884	$335,430	$122,438	$1,776,752
Point-in-time	165	48,524	—	48,689	239	47,565	—	47,804	286	30,481	—	30,767
Segment Revenues	$1,646,257	$371,269	$136,493	2,154,019	$1,428,587	$352,640	$131,339	1,912,566	$1,319,170	$365,911	$122,438	1,807,519
Eliminations				(30,503)				(17,646)				(7,630)
Revenues				$2,123,516				$1,894,920				$1,799,889
Revenues by contract type were as follows:

	Year Ended December 31, 2020				Year Ended December 31, 2019				Year Ended December 31, 2018
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)				(In thousands)				(In thousands)
Fixed-Price Incentive Fee	$1,226,770	$1,578	$—	$1,228,348	$1,137,883	$2,511	$—	$1,140,394	$1,041,083	$16,165	$—	$1,057,248
Firm-Fixed-Price	306,296	296,394	32,334	635,024	210,631	282,014	26,163	518,808	195,030	252,893	23,294	471,217
Cost-Plus Fee	112,479	—	94,320	206,799	79,741	755	102,726	183,222	80,880	45	96,566	177,491
Time-and-Materials	712	73,297	9,839	83,848	332	67,360	2,450	70,142	2,177	96,808	2,578	101,563
Segment Revenues	$1,646,257	$371,269	$136,493	2,154,019	$1,428,587	$352,640	$131,339	1,912,566	$1,319,170	$365,911	$122,438	1,807,519
Eliminations				(30,503)				(17,646)				(7,630)
Revenues				$2,123,516				$1,894,920				$1,799,889

Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the years ended December 31, 2020, 2019 and 2018, we recognized net favorable changes in estimates that resulted in increases in revenues of $44.9 million, $70.9 million and $58.6 million, respectively, as well as increases (decreases) in cost of operations of $2.1 million, $(0.7) million and $12.3 million, respectively. Included in these 2018 amounts are contract adjustments resulting from rework issues related to the manufacture of non-nuclear components being produced within our Nuclear Operations Group segment. We recognized a decrease in operating income of $29.2 million for the year ended December 31, 2018 related to this matter, which resulted in a decrease in earnings per share of $0.23.
Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized over time. Amounts that are withheld on our fixed-price incentive fee contracts are classified within Retainages. Certain of these amounts require conditions other than the passage of time to be achieved, with the remaining amounts only requiring the passage of time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the year ended December 31, 2020, our unbilled receivables increased $70.4 million primarily as a result of the timing of milestone billings in our Nuclear Power Group segment and the acquisition of Laker Energy Products. Our fixed-price incentive fee contracts for our Nuclear Operations Group segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments made during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts.

	December 31,	December 31,
	2020	2019
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$436,279	$365,861
Retainages	$55,172	$46,670
Included in Other Assets:
Retainages	$1,488	$1,412
Advance billings on contracts	$83,581	$75,425
Retainages expected to be collected after one year are included in Other Assets. Of the long-term retainages at December 31, 2020, we anticipate collecting $0.3 million in 2022 and $1.2 million in 2023.
During the years ended December 31, 2020 and 2019, we recognized $51.5 million and $62.3 million of revenue that was in Advance billings on contracts at December 31, 2019 and 2018, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Of the remaining performance obligations on our contracts with customers at December 31, 2020, we expect to recognize revenues as follows:

	2021	2022	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$1,221	$919	$1,519	$3,659
Nuclear Power Group	307	171	248	726
Nuclear Services Group	21	—	—	21
Total Remaining Performance Obligations	$1,549	$1,090	$1,767	$4,406

NOTE 4 – EQUITY METHOD INVESTMENTS
We have investments in entities that we account for using the equity method. Our share of the undistributed earnings of our equity method investees were $26.6 million and $16.1 million at December 31, 2020 and 2019, respectively.
The following tables summarize combined balance sheet and income statement information for investments accounted for under the equity method:

	December 31,
	2020	2019
	(In thousands)
Current assets	$492,025	$442,253
Noncurrent assets	970	1,285
Total Assets	$492,995	$443,538
Current liabilities	$270,536	$219,702
Owners' equity	222,459	223,836
Total Liabilities and Owners' Equity	$492,995	$443,538

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Revenues	$3,980,066	$3,716,548	$5,685,015
Gross profit	$142,709	$133,170	$172,673
Net income	$139,988	$130,949	$162,095
Reimbursable costs recorded in revenues by the unconsolidated joint ventures in our Nuclear Services Group segment totaled $3,851.5 million, $3,516.1 million and $5,339.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Income taxes for the investees are the responsibility of the respective owners. Accordingly, no provision for income taxes has been recorded by the investees.
Reconciliations of net income per combined income statement information of our investees to equity in income of investees per our consolidated statements of income are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Equity income based on stated ownership percentages	$27,266	$28,272	$30,787
Timing of GAAP and other adjustments	(114)	652	(444)
Equity in income of investees	$27,152	$28,924	$30,343
Our transactions with unconsolidated affiliates were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Sales to	$12,186	$14,668	$18,454
Dividends received	$25,005	$20,955	$22,237
Capital contributions, net of returns	$(88)	$(255)	$9,059
At December 31, 2020 and 2019, Accounts receivable - other included amounts due from unconsolidated affiliates of $2.5 million and $2.6 million, respectively.

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
We are currently under audit by various state and international authorities. With few exceptions, we do not have any returns under examination for years prior to 2017.
We apply the provisions of FASB Topic Income Taxes regarding the treatment of uncertain tax positions. A reconciliation of unrecognized tax benefits (exclusive of interest and federal and state benefits) is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Balance at beginning of period	$3,899	$274	$1,680
Increases based on tax positions taken in the current year	2,075	3,736	—
Increases based on tax positions taken in the prior years	—	—	—
Decreases based on tax positions taken in the prior years	—	—	—
Decreases due to settlements with tax authorities	—	—	—
Decreases due to lapse of applicable statute of limitation	(123)	(127)	(1,379)
Other, net	1	16	(27)
Balance at end of period	$5,852	$3,899	$274
The unrecognized tax benefits balance of $5.9 million at December 31, 2020 would reduce our effective tax rate if recognized.
We believe that, within the next 12 months, it is reasonably possible that our entire previously unrecognized tax benefits will be resolved with the appropriate taxing jurisdiction.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Pension liability	$31,152	$36,791
Accrued warranty expense	1,338	2,365
Accrued vacation pay	7,442	7,077
Accrued liabilities for self-insurance (including postretirement health care benefits)	2,602	2,991
Accrued liabilities for executive and employee incentive compensation	13,312	12,121
Environmental and products liabilities	20,261	20,100
Lease liabilities	2,155	1,856
Investments in joint ventures and affiliated companies	1,148	4,702
Long-term contracts	15,974	10,790
Accrued payroll taxes	4,828	—
U.S. federal tax credits and loss carryforward	7,224	4,177
U.S. state tax credits and loss carryforward	6,819	7,297
Foreign tax credit and loss carryforward	9,919	5,848
Other	4,961	4,621
Total deferred tax assets	129,135	120,736
Valuation allowance for deferred tax assets	(12,892)	(13,578)
Deferred tax assets	116,243	107,158
Deferred tax liabilities:
Property, plant and equipment	39,315	23,889
Right-of-use lease assets	10,509	10,446
Intangibles	17,004	14,134
Total deferred tax liabilities	66,828	48,469
Net deferred tax assets	$49,415	$58,689
The components of Income before Provision for Income Taxes were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
U.S.	$314,150	$270,569	$231,721
Other than U.S.	48,022	43,173	48,424
Income before Provision for Income Taxes	$362,172	$313,742	$280,145

The components of Provision for Income Taxes were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current:
U.S. – federal	$53,340	$47,693	$14,680
U.S. – state and local	7,587	2,180	4,597
Other than U.S.	14,159	15,398	16,117
Total current	75,086	65,271	35,394
Deferred:
U.S. – federal	10,852	7,975	20,327
U.S. – state and local	(536)	872	1,564
Other than U.S.	(2,426)	(5,053)	(4,445)
Total deferred	7,890	3,794	17,446
Provision for Income Taxes	$82,976	$69,065	$52,840
The following is a reconciliation of our income tax provision from the U.S. statutory federal tax rate to our consolidated effective tax rate:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes	1.9%	1.0%	2.1%
Foreign rate differential	0.6%	0.6%	0.7%
Excess tax deductions on equity compensation	(0.3)%	(0.7)%	(1.0)%
Impact of U.S. Tax Cuts & Jobs Act	—%	—%	(4.7)%
Other	(0.3)%	0.1%	0.8%
Effective tax rate	22.9%	22.0%	18.9%
In the year ended December 31, 2018, we recognized $13.5 million of benefit in our provision for income taxes related to the remeasurement of our deferred tax assets as a result of accelerating additional contributions to certain of our domestic pension plans for inclusion in our 2017 U.S. tax return.
At December 31, 2020, we had a valuation allowance of $12.9 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.
The following is an analysis of our valuation allowance for deferred tax assets:

	Beginning Balance	Charges To Costs and Expenses	Charged To Other Accounts	Ending Balance
	(In thousands)
Year Ended December 31, 2020	$(13,578)	771	(85)	$(12,892)
Year Ended December 31, 2019	$(13,257)	(414)	93	$(13,578)
Year Ended December 31, 2018	$(15,252)	2,017	(22)	$(13,257)
We have federal capital losses of $7.2 million available to offset future capital gains. These federal capital losses begin to expire in the year 2023. We are carrying a full valuation allowance of $7.2 million against the deferred tax asset related to these federal capital loss carryforwards.
In addition, we have state credits and state net operating losses of $8.6 million ($6.8 million net of federal tax benefit) available to offset future taxable income in various states. These state net operating loss carryforwards begin to expire in the year 2021. We are carrying a valuation allowance of $7.2 million ($5.7 million net of federal tax benefit) against the deferred tax asset related to the state credits and state loss carryforwards.
We would be subject to withholding taxes if we were to distribute earnings from certain foreign subsidiaries. As of December 31, 2020, the undistributed earnings of these subsidiaries were approximately $209.8 million, and our unrecognized deferred income tax liabilities of approximately $10.5 million would be payable upon the distribution of these earnings. All of our foreign earnings are considered indefinitely reinvested.
NOTE 6 – LONG-TERM DEBT
Our Long-Term Debt consists of the following:

	December 31,
	2020	2019
	(In thousands)
Secured Debt:
Senior Notes	$800,000	$400,000
Credit Facility	75,000	432,159
Less: Amounts due within one year	—	14,711
Long-Term Debt, gross	875,000	817,448
Less: Deferred debt issuance costs	12,269	8,006
Long-Term Debt	$862,731	$809,442
Maturities of Long-Term Debt subsequent to December 31, 2020 were as follows: 2021 through 2024 – $0.0 million; 2025 – $75.0 million; and thereafter – $800.0 million.
On June 12, 2020, we issued $400 million aggregate principal amount of our 4.125% senior notes due 2028 (the "Senior Notes due 2028") pursuant to an indenture dated June 12, 2020 (the "2020 Indenture") among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee. The proceeds from the issuance of the Senior Notes due 2028 were used to (1) repay in full the Term Loans, as defined below, under our Credit Agreement dated as of May 24, 2018 (as amended, the "Credit Facility"), (2) repay a portion of the borrowings under the Revolving Credit Facility, as defined below, under the Credit Facility and (3) pay all fees and expenses related to the issuance of the Senior Notes due 2028.
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
The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of December 31, 2020, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Revolving Credit Facility bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at December 31, 2020, the margin for Eurocurrency rate and base rate revolving loans was 1.25% and 0.25%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.25% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of December 31, 2020, borrowings and letters of credit issued under the Revolving Credit Facility totaled $75.0 million and $68.3 million, respectively. As a result, as of December 31, 2020 we had $606.7 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of December 31, 2020, the interest rate on outstanding borrowings under our Credit Facility was 1.41%.
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
Senior Notes due 2026
On May 24, 2018, we issued $400 million aggregate principal amount of 5.375% senior notes due 2026 (the "Senior Notes due 2026") pursuant to an indenture dated May 24, 2018 (the "2018 Indenture"), among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The Senior Notes due 2026 are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Credit Facility.
Interest on the Senior Notes due 2026 is payable semi-annually in cash in arrears on January 15 and July 15 of each year at a rate of 5.375% per annum. The Senior Notes due 2026 will mature on July 15, 2026.

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
The 2018 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2018 Indenture or the Senior Notes due 2026 and certain provisions related to bankruptcy events. The 2018 Indenture also contains customary negative covenants. As of December 31, 2020, we were in compliance with all covenants set forth in the 2018 Indenture and the Senior Notes due 2026.
Senior Notes due 2028
On June 12, 2020, we issued $400 million aggregate principal amount of our Senior Notes due 2028 pursuant to the 2020 Indenture. The Senior Notes due 2028 are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Credit Facility.
Interest on the Senior Notes due 2028 is payable semi-annually in cash in arrears on June 30 and December 30 of each year at a rate of 4.125% per annum. The Senior Notes due 2028 will mature on June 30, 2028.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of December 31, 2020, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of December 31, 2020, bonds issued and outstanding under these arrangements totaled approximately $73.7 million.
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

Obligations and Funded Status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2020	2019	2020	2019
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$1,308,798	$1,186,186	$58,881	$60,405
Service cost	10,650	9,123	642	545
Interest cost	37,199	46,307	1,612	2,254
Plan participants' contributions	180	321	562	550
Amendments	2,333	5,523	—	—
Settlements	(7,041)	(25,694)	—	—
Actuarial loss (gain)	120,126	139,909	2,219	(2,427)
Foreign currency exchange rate changes	3,513	6,027	331	462
Benefits paid	(61,703)	(58,904)	(3,161)	(2,908)
Benefit obligation at end of period	$1,414,055	$1,308,798	$61,086	$58,881
Change in plan assets:
Fair value of plan assets at beginning of period	$1,150,495	$1,024,091	$48,321	$43,945
Actual return on plan assets	190,862	195,846	5,293	5,688
Plan participants' contributions	180	321	562	550
Company contributions	5,131	4,284	992	915
Settlements	(7,041)	(21,191)	—	—
Foreign currency exchange rate changes	3,308	6,048	—	—
Benefits paid	(61,703)	(58,904)	(3,091)	(2,777)
Fair value of plan assets at the end of period	1,281,232	1,150,495	52,077	48,321
Funded status	$(132,823)	$(158,303)	$(9,009)	$(10,560)
Amounts recognized in the balance sheet consist of:
Prepaid postretirement benefit obligation	$—	$—	$18,069	$14,012
Prepaid pension	14,588	16,936	—	—
Accrued employee benefits	(3,082)	(3,218)	(1,389)	(1,313)
Accumulated postretirement benefit obligation	—	—	(25,689)	(23,259)
Pension liability	(144,329)	(172,021)	—	—
Accrued benefit liability, net	$(132,823)	$(158,303)	$(9,009)	$(10,560)
Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost (credit)	$21,319	$22,356	$(1,059)	$(1,252)
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$1,264,764	$1,167,257	N/A	N/A
Accumulated benefit obligation	$1,255,899	$1,153,811	$24,593	$22,316
Fair value of plan assets	$1,117,353	$992,018	$—	$—
Plans with plan assets in excess of accumulated benefit obligation:
Projected benefit obligation	$149,291	$141,541	N/A	N/A
Accumulated benefit obligation	$149,270	$141,497	$36,493	$36,565
Fair value of plan assets	$163,879	$158,477	$52,077	$48,321

We record the service cost component of net periodic benefit cost within Operating income on our consolidated statements of income. For the years ended December 31, 2020, 2019 and 2018, these amounts were $11.3 million, $9.7 million and $10.2 million, respectively. All other components of net periodic benefit cost are included in Other – net on our consolidated statements of income. For the years ended December 31, 2020, 2019 and 2018, these amounts were $(31.6) million, $(17.5) million and $0.7 million, respectively. Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits Year Ended December 31,			Other Benefits Year Ended December 31,
	2020	2019	2018	2020	2019	2018
	(In thousands)
Components of net periodic benefit cost:
Service cost	$10,650	$9,123	$9,593	$642	$545	$620
Interest cost	37,199	46,307	47,496	1,612	2,254	2,121
Expected return on plan assets	(77,298)	(69,809)	(80,939)	(2,691)	(2,514)	(2,540)
Amortization of prior service cost	3,370	2,903	2,221	(193)	(311)	(311)
Recognized net actuarial loss (gain)	6,829	9,353	36,738	(458)	(5,723)	(4,094)
Net periodic benefit cost (income)	$(19,250)	$(2,123)	$15,109	$(1,088)	$(5,749)	$(4,204)
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
Recognized net actuarial losses (gains) consist primarily of our reported actuarial losses (gains), settlements, and the differences between the actual returns on plan assets and the expected returns on plan assets. The benefit obligation of our pension plans as of December 31, 2020 and 2019 increased by $124.2 million and $156.8 million, respectively, due primarily to decreases in the discount rate.
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
Additional Information

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2020	2019	2020	2019
	(In thousands)
Decrease in accumulated other comprehensive income due to actuarial losses – before taxes	$(2,333)	$(5,523)	$—	$—
In the current fiscal year, we have recognized expense (income) in other comprehensive income as a component of net periodic benefit cost of approximately $3.4 million and $(0.2) million for our pension benefits and other benefits, respectively.

Assumptions

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Weighted-average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	2.63%	3.31%	2.49%	3.21%

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate to determine service cost	3.00%	3.74%	3.32%	3.01%	3.93%	3.91%
Discount rate to determine interest cost	2.78%	3.98%	3.56%	2.62%	3.92%	3.50%
Expected return on plan assets	6.95%	6.95%	6.95%	5.66%	5.68%	5.70%
The expected return on plan assets rate assumptions are based on the long-term expected returns for the investment mix of assets in the portfolio. In setting these rates, we use a building-block approach. Historical real return trends for the various asset classes in the plan's portfolio are combined with anticipated future market conditions to estimate the real rate of return for each asset class. These rates are then adjusted for anticipated future inflation to estimate nominal rates of return for each asset class. The expected rate of return on plan assets is then determined to be the weighted-average nominal return based on the weightings of the asset classes within the total asset portfolio.
Our existing other benefit plans are unfunded, with the exception of the NFS postretirement benefit plans. These plans provide health benefits to certain salaried and hourly employees, as well as retired employees, of NFS. All of the assets for these postretirement benefit plans are contributed into a Voluntary Employees' Beneficiary Association trust.

	2020	2019
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	6.75%	7.00%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2030	2030
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

Domestic Plans
We sponsor the following domestic defined benefit pension plans:
•BWXT Retirement Plan;
•Nuclear Fuel Services, Inc. Retirement Plan for Salaried Employees; and
•Nuclear Fuel Services, Inc. Retirement Plan for Hourly Employees.
The assets of the domestic pension plans are commingled for investment purposes and held by the trustee in the BWXT Master Trust (the "Master Trust"). For the years ended December 31, 2020 and 2019, the investment returns on domestic plan assets of the Master Trust (net of deductions for management fees) were approximately 19% and 21%, respectively.
The following is a summary of the asset allocations for the Master Trust at December 31, 2020 and 2019 by asset category:

	December 31,
	2020	2019
Asset Category:
Commingled and Mutual Funds	29%	27%
U.S. Government Securities	28%	22%
Fixed Income (excluding U.S. Government Securities)	18%	33%
Diversified Credit	11%	5%
Real Estate	7%	7%
Partnerships with Security Holdings	4%	5%
Other	3%	1%
Total	100%	100%
The target allocation for 2021 for the domestic plans, by asset class, is as follows:

Asset Class:
Fixed Income	49%
Equities	28%
Other	23%
Foreign Plans
We sponsor various plans through certain of our Canadian subsidiaries.
The combined weighted-average asset allocations of these plans at December 31, 2020 and 2019 by asset category were as follows:

	December 31,
	2020	2019
Asset Category:
Fixed Income	98%	62%
Equity Securities and Commingled Mutual Funds	—%	35%
Other	2%	3%
Total	100%	100%
The target allocation for 2021 for the Canadian plans, by asset class, is entirely fixed income securities.

Fair Value
See Note 14 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total assets for our plans measured at fair value at December 31, 2020:

	12/31/2020	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Pension and Other Benefits:
Fixed Income	$391,418	$—	$228,857	$—	$162,561
Commingled and Mutual Funds	338,473	72,764	—	—	265,709
U.S. Government Securities	316,375	310,975	5,400	—	—
Diversified Credit	126,823	—	—	—	126,823
Real Estate	77,437	—	—	—	77,437
Partnerships with Security Holdings	49,007	—	—	—	49,007
Cash and Accrued Items (1)	33,776	—	—	—	33,776
Total Assets	$1,333,309	$383,739	$234,257	$—	$715,313
(1)Includes items that are not required to be categorized in the fair value hierarchy in order to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented in the Obligations and Funded Status table.
The following is a summary of total assets for our plans measured at fair value at December 31, 2019:

	12/31/2019	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Pension and Other Benefits:
Fixed Income	$453,390	$—	$355,064	$—	$98,326
Commingled and Mutual Funds	334,786	58,161	—	—	276,625
U.S. Government Securities	220,606	216,300	4,306	—	—
Partnerships with Security Holdings	52,840	—	—	—	52,840
Real Estate	65,821	—	—	—	65,821
Other	47,550	—	—	—	47,550
Cash and Accrued Items	23,823	17,180	6,643	—	—
Total Assets	$1,198,816	$291,641	$366,013	$—	$541,162
Cash Flows

	Domestic Plans		Foreign Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2021	$—	$90	$1,827	N/A
Expected benefit payments:
2021	$59,656	$2,736	$7,007	$507
2022	$61,903	$2,812	$7,237	$509
2023	$63,795	$2,819	$7,353	$539
2024	$65,255	$2,841	$7,469	$549
2025	$66,330	$2,827	$7,578	$578
2026-2030	$336,783	$12,950	$38,756	$3,322
Defined Contribution Plans
We also provide benefits under the BWXT Thrift Plan (the "Thrift Plan"). The Thrift Plan generally provides for matching employer contributions of 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, lay-off or approved disability. These matching employer contributions are made in cash and invested at the employees' discretion. We also provide service-based cash contributions under the Thrift Plan to employees not accruing benefits under our defined benefit plans. Our Canadian Plans also include a defined contribution component whereby we make cash, service-based contributions. Amounts charged to expense for employer contributions under our defined contribution plans totaled approximately $35.8 million, $31.7 million and $31.3 million in the years ended December 31, 2020, 2019 and 2018, respectively.
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
In the year ended December 31, 2020, we repurchased 338,521 shares of our common stock for $22.0 million. In the year ended December 31, 2019, we repurchased 443,877 shares of our common stock for $20.0 million. In the year ended December 31, 2018, we repurchased 4,523,934 shares of our common stock for approximately $214.7 million. As of December 31, 2020, we had approximately $143.4 million available to us for share repurchase under the $250 million authorization described above.
NOTE 9 – STOCK-BASED COMPENSATION
BWX Technologies, Inc. 2020 Omnibus Incentive Plan
In May 2020, our stockholders approved the 2020 Omnibus Incentive Plan (the "2020 Plan") which succeeded the 2010 Long-Term Incentive Plan of BWX Technologies, Inc. (the "2010 Plan"). Members of the Board of Directors, executive officers, key employees and consultants are eligible to participate in the 2020 Plan. The Compensation Committee of the Board of Directors selects the participants for the 2020 Plan. The 2020 Plan provides for cash awards and equity-based compensation in the form of stock options, restricted stock, restricted stock units, performance shares and performance units, subject to satisfaction of specific performance goals. Shares subject to awards under either the 2020 Plan or the 2010 Plan that are cancelled, forfeited, terminated or expire unexercised, shall immediately become available for the granting of awards under the 2020 Plan. As of the effective date of the 2020 Plan, shares available for grant under the 2010 Plan are available for grant under the 2020 Plan. In addition, our stockholders approved an additional 1,450,000 shares of common stock for issuance through the 2020 Plan. Options to purchase shares are granted at not less than 100% of the fair market value closing price on the date of grant, become exercisable at such time or times as determined when granted and expire not more than ten years after the date of grant.
At December 31, 2020, we had a total of 4,333,710 shares of our common stock available for future awards. In the event of a change in control of the Company, the terms of the awards under the 2020 Plan contain provisions that may cause restrictions to lapse and accelerate the vesting of awards.
2010 Long-Term Incentive Plan of BWX Technologies, Inc.
Members of the Board of Directors, executive officers, key employees and consultants were eligible to participate in the 2010 Plan prior to it being succeeded by the 2020 Plan. The Compensation Committee of the Board of Directors selected the participants for the 2010 Plan. The 2010 Plan provided for a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units, performance shares and performance units, subject to satisfaction of specific performance goals. Shares subject to award under the 2010 Plan that are cancelled, forfeited, terminated or expire unexercised, shall immediately become available for the granting of awards under the 2020 Plan. As part of the approval of the 2010 Plan, 10,000,000 shares of common stock were initially authorized for issuance, with an additional 2,300,000 authorized for issuance in 2014. Options to purchase shares are granted at not less than 100% of the fair market value closing price on the date of grant, become exercisable at such time or times as determined when granted and expire not more than ten years after the date of grant.
Long-Term Incentive Plan of BWXT Technical Services Group, Inc.
In June 2012, we established the 2012 Long-Term Incentive Plan of BWXT Technical Services Group, Inc., a cash-settled plan for employees of certain subsidiaries and unconsolidated affiliates as selected by the plan committee. The cash-

settled plan provides for a number of forms of stock-based compensation, including stock appreciation rights, restricted stock units and performance units, subject to satisfaction of specific performance goals. Stock appreciation rights are granted at not less than 100% of the fair market value closing price of a share of BWXT common stock on the date of grant, become exercisable at such time or times as determined when granted and expire not more than ten years after the date of grant. Stock appreciation rights are cash settled for the excess of the market price of BWXT common stock on the exercise date minus the exercise price. Restricted stock units and performance units are cash settled upon vesting as determined when granted. We will not issue any shares of BWXT common stock under this plan, as all awards are cash settled.
In the event of a change in control of the Company, the terms of the awards under the cash-settled plan contain provisions that may cause restrictions to lapse and accelerate the vesting of awards.
Stock-based compensation expense for all of our plans recognized for the years ended December 31, 2020, 2019 and 2018 totaled $16.8 million, $14.8 million and $10.8 million, respectively, with associated tax benefit totaling $2.7 million, $2.5 million and $1.7 million, respectively.
As of December 31, 2020, unrecognized estimated compensation expense related to nonvested awards was $15.1 million, which is expected to be recognized over a weighted-average period of 1.6 years.
Stock Options
The following table summarizes activity for our stock options for the year ended December 31, 2020 (share data in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of period	324	$23.91
Granted	—	N/A
Exercised	(123)	$23.64
Cancelled/expired/forfeited	—	N/A
Outstanding at end of period	201	$24.07	2.9 years	$7.3
Exercisable at end of period	201	$24.07	2.9 years	$7.3
The aggregate intrinsic value included in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2020. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.
During the years ended December 31, 2020, 2019 and 2018, the total intrinsic value of stock options exercised was $4.7 million, $8.1 million and $8.5 million, respectively. The actual tax benefits realized related to the stock options exercised during the year ended December 31, 2020 totaled $0.8 million.

Performance Shares
Nonvested performance shares as of December 31, 2020 and changes during the year ended December 31, 2020 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	409	$53.39
Adjustment to assumed vesting percentage	76	$52.86
Granted	146	$56.75
Vested	(173)	$48.76
Cancelled/forfeited	(7)	$54.64
Nonvested at end of period	451	$56.15
The actual number of shares in which each participant vests is dependent upon achievement of certain return on invested capital and diluted earnings per share targets over a three-year performance period. The number of shares in which participants can vest ranges from zero to 200% of the initial performance shares granted, to be determined upon completion of the three-year performance period. The nonvested shares at the end of the period in the table above assumes weighted-average vesting of 121%.
The actual tax benefits realized related to the performance shares vested during the year ended December 31, 2020 totaled $1.4 million.
Restricted Stock Units
Nonvested restricted stock units as of December 31, 2020 and changes during the year ended December 31, 2020 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	166	$54.51
Granted	120	$56.70
Vested	(97)	$54.45
Cancelled/forfeited	(4)	$54.54
Nonvested at end of period	185	$55.96
The actual tax benefits realized related to the restricted stock units vested during the year ended December 31, 2020 totaled $1.3 million.
Cash-Settled Stock Appreciation Rights
The following table summarizes activity for our stock appreciation rights for the year ended December 31, 2020 (unit data in thousands):

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of period	55	$23.39
Granted	—	N/A
Exercised	(15)	$21.69
Cancelled/expired/forfeited	—	N/A
Outstanding at end of period	40	$24.04	2.9 years	$1.4
Exercisable at end of period	40	$24.04	2.9 years	$1.4

The aggregate intrinsic value included in the table above represents the total pre-tax intrinsic value that would have been received by the stock appreciation rights holders had all holders exercised their rights on December 31, 2020. The intrinsic value is calculated as the total number of stock appreciation rights multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the stock appreciation rights. This amount changes based on the price of our common stock.
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
As of December 31, 2020, we had 3,453 nonvested units valued at $60.28 per share with an assumed weighted-average vesting of 104%. The fair value is based on our closing stock price as of December 31, 2020 and is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.
Cash-Settled Restricted Stock Units
As of December 31, 2020, we had 1,422 nonvested units valued at $60.28 per share. The fair value is based on our closing stock price as of December 31, 2020 and is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Investigations and Litigation
Due to the nature of our business, we are, from time to time, involved in investigations, litigation, disputes or claims related to our business activities, including, among other things:
•performance- or warranty-related matters under our customer and supplier contracts and other business arrangements; and
•workers' compensation, employment, premises liability and other claims.
Based upon our prior experience, we do not expect that any of these litigation proceedings, disputes and claims will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Environmental Matters
We have been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA") and other environmental laws. These laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of wastes to any of these sites. On the basis of the relative contribution of waste to each site by potentially responsible parties, as well as the financial solvency of other potentially responsible parties, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows in any given year.
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
The NRC's decommissioning regulations require our Nuclear Operations Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its two licensed facilities at the end of their service lives. We provided financial assurance totaling $61.8 million during the years ended December 31, 2020 and 2019 with surety bonds for the ultimate decommissioning of these licensed facilities. These facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. The surety bonds noted above are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC's decommissioning regulations require our Nuclear Power Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its CNSC-licensed facilities at the end of their service lives. We provided financial assurance totaling $47.9 million and $47.0 million during the years ended December 31, 2020 and 2019, respectively, with letters of credit and surety bonds for the ultimate decommissioning of these licensed facilities.
Our compliance with federal, foreign, state and local environmental control and protection regulations resulted in pre-tax charges of approximately $16.3 million, $15.9 million and $14.7 million in the years ended December 31, 2020, 2019 and 2018, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $1.2 million, $1.4 million and $1.7 million in the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020 and 2019, we had total environmental accruals (including asset retirement obligations) of $91.3 million and $90.8 million, respectively. Of our total environmental accruals at December 31, 2020 and 2019, $7.1 million and $10.4 million, respectively, were included in current liabilities. Inherent in the estimates of these accruals are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.
NOTE 11 – RISKS AND UNCERTAINTIES
Revenue Recognized Over Time
As of December 31, 2020, in accordance with the method of recognizing revenue over time, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-price contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.
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
NOTE 12 – FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK
The primary customer of our Nuclear Operations Group and Nuclear Services Group segments is the U.S. Government, including some of its contractors. Our Nuclear Power Group segment's major customers are large utilities. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In the years ended December 31, 2020, 2019 and 2018, U.S. Government contracts accounted for approximately 77%, 77% and 79% of our total consolidated revenues, respectively. Accounts receivable due directly or indirectly from the U.S. Government represented 83% and 67% of net receivables at December 31, 2020 and 2019, respectively. See Note 15 for additional information about our operations in different geographic areas.
We believe that our provision for possible losses on uncollectable accounts receivable is adequate for our credit loss exposure. At December 31, 2020 and 2019, the allowances for possible losses that we deducted from Accounts receivable – trade, net on our consolidated balance sheets were $0.2 million.
NOTE 13 – INVESTMENTS
The following is a summary of our investments at December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity securities
Equities	$172	$628	$—	$800
Mutual funds	5,323	1,432	—	6,755
Available-for-sale securities
U.S. Government and agency securities	2,317	1	(4)	2,314
Corporate bonds	2,879	259	(6)	3,132
Asset-backed securities and collateralized mortgage obligations	115	—	(53)	62
Total	$10,806	$2,320	$(63)	$13,063
The following is a summary of our investments at December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity securities
Equities	$417	$1,755	$—	$2,172
Mutual funds	4,988	697	—	5,685
Available-for-sale securities
U.S. Government and agency securities	2,039	5	—	2,044
Corporate bonds	3,103	380	—	3,483
Asset-backed securities and collateralized mortgage obligations	132	—	(53)	79
Total	$10,679	$2,837	$(53)	$13,463

NOTE 14 – FAIR VALUE MEASUREMENTS
FASB Topic Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. This topic also sets forth the disclosure requirements regarding fair value and establishes a hierarchy for valuation inputs that emphasizes the use of observable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy established by this topic is as follows:
•Level 1 – inputs are based upon quoted prices for identical instruments traded in active markets.
•Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for similar or identical instruments in inactive markets and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets and liabilities.
•Level 3 – inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar valuation techniques.
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
Fair Value Measurements
The following is a summary of our investments measured at fair value at December 31, 2020:

	12/31/2020	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Equities	$800	$—	$—	$800	$—
Mutual funds	6,755	—	6,755	—	—
Available-for-sale securities
U.S. Government and agency securities	2,314	2,314	—	—	—
Corporate bonds	3,132	1,738	1,394	—	—
Asset-backed securities and collateralized mortgage obligations	62	—	62	—	—
Total	$13,063	$4,052	$8,211	$800	$—
The following is a summary of our investments measured at fair value at December 31, 2019:

	12/31/2019	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Equities	$2,172	$—	$2,172	$—	$—
Mutual funds	5,685	—	5,685	—	—
Available-for-sale securities
U.S. Government and agency securities	2,044	2,044	—	—	—
Corporate bonds	3,483	1,855	1,628	—	—
Asset-backed securities and collateralized mortgage obligations	79	—	79	—	—
Total	$13,463	$3,899	$9,564	$—	$—

Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At December 31, 2020 and 2019, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $(2.2) million and $(0.8) million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our Senior Notes, on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At December 31, 2020 and 2019, the fair values of our Senior Notes due 2026 were $415.5 million and $423.5 million, respectively. At December 31, 2020, the fair value of our Senior Notes due 2028 was $416.7 million. The fair value of our remaining debt instruments approximated their carrying values at December 31, 2020 and 2019.
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
1. Information about Operations in our Different Industry Segments:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
REVENUES:
Nuclear Operations Group	$1,646,257	$1,428,587	$1,319,170
Nuclear Power Group	371,269	352,640	365,911
Nuclear Services Group	136,493	131,339	122,438
Eliminations (1)	(30,503)	(17,646)	(7,630)
	$2,123,516	$1,894,920	$1,799,889
(1)Segment revenues are net of the following intersegment transfers:

Nuclear Operations Group Transfers	$(3,791)	$(4,382)	$(4,004)
Nuclear Power Group Transfers	(553)	(208)	(308)
Nuclear Services Group Transfers	(26,159)	(13,056)	(3,318)
	$(30,503)	$(17,646)	$(7,630)

OPERATING INCOME:
Nuclear Operations Group	$326,049	$298,328	$271,405
Nuclear Power Group	51,989	53,815	52,270
Nuclear Services Group	26,436	14,226	20,374
Other	(22,309)	(23,099)	(18,074)
	$382,165	$343,270	$325,975
Unallocated Corporate (1)	(23,613)	(17,749)	(20,998)
Total Operating Income (2)	$358,552	$325,521	$304,977
Other Income (Expense)	3,620	(11,779)	(24,832)
Income before Provision for Income Taxes	$362,172	$313,742	$280,145
(1)Unallocated Corporate includes general corporate overhead not allocated to segments.
(2)The following amounts are included in Operating Income:

Losses (Gains) on Asset Disposals and Impairments, Net:
Nuclear Operations Group	$(8)	$(6)	$—
Nuclear Power Group	(1,681)	103	(179)
Nuclear Services Group	328	2,727	—
Other	—	—	467
Unallocated Corporate	—	—	(224)
	$(1,361)	$2,824	$64
Equity in Income of Investees:
Nuclear Operations Group	$—	$—	$—
Nuclear Power Group	—	—	—
Nuclear Services Group	27,152	28,924	30,343
Other	—	—	—
	$27,152	$28,924	$30,343

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
CAPITAL EXPENDITURES:
Nuclear Operations Group	$135,637	$133,279	$93,360
Nuclear Power Group	106,596	38,053	4,710
Nuclear Services Group	1,326	1,169	974
Other	252	2,597	2,780
Segment Capital Expenditures	243,811	175,098	101,824
Corporate Capital Expenditures	11,216	7,026	7,514
Total Capital Expenditures	$255,027	$182,124	$109,338
DEPRECIATION AND AMORTIZATION:
Nuclear Operations Group	$33,174	$33,231	$32,132
Nuclear Power Group	18,325	17,054	17,154
Nuclear Services Group	1,685	3,246	3,401
Other	645	787	—
Segment Depreciation and Amortization	53,829	54,318	52,687
Corporate Depreciation and Amortization	6,845	7,404	7,410
Total Depreciation and Amortization	$60,674	$61,722	$60,097

	December 31,
	2020	2019	2018
	(In thousands)
SEGMENT ASSETS:
Nuclear Operations Group	$1,184,741	$986,827	$878,758
Nuclear Power Group	828,729	580,413	482,763
Nuclear Services Group	166,240	177,952	180,441
Other	3,638	3,751	5,557
Segment Assets	2,183,348	1,748,943	1,547,519
Corporate Assets	110,155	159,970	107,577
Total Assets	$2,293,503	$1,908,913	$1,655,096
INVESTMENT IN UNCONSOLIDATED AFFILIATES:
Nuclear Operations Group	$—	$—	$—
Nuclear Power Group	—	—	—
Nuclear Services Group	71,806	70,116	63,746
Other	—	—	—
Total Investment in Unconsolidated Affiliates	$71,806	$70,116	$63,746

2. Information about our Product and Service Lines:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
REVENUES:
Nuclear Operations Group:
Government Programs	$1,540,256	$1,368,555	$1,311,886
Commercial Operations	106,001	60,032	7,284
	1,646,257	1,428,587	1,319,170
Nuclear Power Group:
Nuclear Manufacturing	250,585	243,472	201,628
Nuclear Services and Engineering	120,684	109,168	164,283
	371,269	352,640	365,911
Nuclear Services Group:
Nuclear Environmental Services	94,320	102,726	96,566
Nuclear Services and Advanced Reactor Design and Engineering	42,173	28,613	25,872
	136,493	131,339	122,438
Eliminations	(30,503)	(17,646)	(7,630)
	$2,123,516	$1,894,920	$1,799,889
3. Information about our Consolidated Operations in Different Geographic Areas:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
REVENUES (1):
U.S.	$1,780,409	$1,572,085	$1,446,791
Canada	309,688	287,971	294,913
All Other Countries	33,419	34,864	58,185
	$2,123,516	$1,894,920	$1,799,889
(1)We allocate geographic revenues based on the location of the customers' operations.

	December 31,
	2020	2019	2018
	(In thousands)
NET PROPERTY, PLANT AND EQUIPMENT:
U.S.	$603,518	$494,202	$390,632
Canada	212,953	86,039	48,607
	$816,471	$580,241	$439,239
4. Information about our Major Customers:
In the years ended December 31, 2020, 2019 and 2018, sales to the U.S. Government accounted for approximately 77%, 77% and 79% of our total consolidated revenues, respectively, all of which were included in our Nuclear Operations Group and Nuclear Services Group segments.

NOTE 16 – QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020 Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(In thousands, except per share amounts)
Revenues	$542,208	$504,520	$519,878	$556,910
Operating income (1)	$98,267	$82,434	$88,770	$89,081
Equity in income of investees	$6,063	$4,913	$8,271	$7,905
Net Income Attributable to BWX Technologies, Inc.	$75,499	$64,258	$73,171	$65,742
Earnings per common share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.79	$0.67	$0.77	$0.69
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.79	$0.67	$0.76	$0.69
(1)Includes equity in income of investees.

	Year Ended December 31, 2019 Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(In thousands, except per share amounts)
Revenues	$416,454	$471,231	$506,000	$501,235
Operating income (1)	$63,644	$80,535	$98,462	$82,880
Equity in income of investees	$7,682	$6,862	$7,874	$6,506
Net Income Attributable to BWX Technologies, Inc.	$48,978	$58,878	$74,810	$61,449
Earnings per common share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.51	$0.62	$0.78	$0.64
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.51	$0.62	$0.78	$0.64
(1)Includes equity in income of investees.
We immediately recognize actuarial gains (losses) for our pension and postretirement benefit plans in earnings as a component of net periodic benefit cost. Recorded in the quarters ended December 31, 2020 and 2019, the effects of these adjustments on pre-tax income were $(6.4) million and $(3.6) million, respectively.

NOTE 17 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except shares and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$278,670	$244,115	$226,958
Weighted-average common shares	95,457,193	95,377,414	99,062,087
Basic earnings per common share	$2.92	$2.56	$2.29
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$278,670	$244,115	$226,958
Weighted-average common shares (basic)	95,457,193	95,377,414	99,062,087
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	269,304	433,124	956,966
Adjusted weighted-average common shares	95,726,497	95,810,538	100,019,053
Diluted earnings per common share	$2.91	$2.55	$2.27
(1)At December 31, 2020, 2019 and 2018, none of our shares were antidilutive.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. It should be noted that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2020. Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2020, and their report is included in Item 9A.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of BWX Technologies, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BWX Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020 of the Company and our report dated February 22, 2021 expressed an unqualified opinion on those financial statements.
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
February 22, 2021
Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officer Profiles
Rex D. Geveden, President, Chief Executive Officer and Director
Mr. Geveden, age 60, has served as President and Chief Executive Officer since January 2017, and served as our Chief Operating Officer from October 2015 until December 2016. Previously, Mr. Geveden was Executive Vice President at Teledyne Technologies Incorporated ("Teledyne"), a provider of electronic subsystems and instrumentation for aerospace, defense and other uses. There he led two of Teledyne's four operating segments since 2013, and concurrently served as President of Teledyne DALSA, Inc., a Teledyne subsidiary, since 2014. Mr. Geveden also served as President and Chief Executive Officer of Teledyne Scientific and Imaging, LLC (2011 to 2013) and President of both Teledyne Brown Engineering, Inc. and Teledyne's Engineered Systems Segment (2007 to 2011). Mr. Geveden is a former Associate Administrator of the National Aeronautics and Space Administration ("NASA"), where he was responsible for all technical operations within the agency's $16 billion portfolio and served in various other positions with NASA in a career spanning 17 years. Mr. Geveden serves on the board of directors of TTM Technologies, Inc.
David S. Black, Senior Vice President and Chief Financial Officer
Mr. Black, age 59, was appointed as Senior Vice President and Chief Financial Officer upon the completion of our spin-off in June 2015 and prior to that served as our Vice President and Chief Accounting Officer since July 2010.
Previously, Mr. Black served as our Vice President and Controller (2007 to 2010) and Vice President and Controller of our Government Group (2003 to 2007). He joined BWXT in 1991 as General Accounting Manager for the Nuclear Environmental Services Division. Other positions he held with BWXT include Financial Services Manager for the ASD Service Center Division, Controller for BWXT Federal Services, Inc., and Controller for BWXT Services, Inc.
Thomas E. McCabe, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary
Mr. McCabe, age 66, has served as our Senior Vice President, General Counsel, Chief Compliance Officer and Secretary since July 2018. Prior to joining BWXT, Mr. McCabe served as Executive Vice President, General Counsel, Chief Compliance Officer and Secretary (or similar roles) of Orbital ATK, Inc. (and its predecessor, Orbital Sciences Corporation) from 2014 to 2018. He served as Senior Vice President, General Counsel and Secretary of Alion Science and Technology Corp., an advanced engineering and technology solutions provider, from 2010 to 2014. From 2008 to 2010, he was Executive Vice President and General Counsel, and President of the federal business, of Braintech, Inc., automated vision systems for industrial and military robots. Previously, Mr. McCabe held legal roles with XM Satellite Radio, COBIS Corporation and what is now AT&T Government Solutions, and was CEO and a member of the board of directors of COBIS Corporation (and its predecessor, MicroBanx). Earlier in his career, Mr. McCabe was an attorney in private practice. Mr. McCabe has a bachelor’s degree from Georgetown University and a juris doctorate and masters of business administration from the University of Notre Dame.
Joel W. Duling, President, BWXT Nuclear Operations Group, Inc.
Mr. Duling, age 58, has served as the President of our subsidiary, BWXT Nuclear Operations Group, Inc. ("BWXT NOG"), overseeing our Nuclear Operations Group segment since June 2018. Mr. Duling previously served as President of Nuclear Fuel Services, Inc., one of our subsidiaries, from 2014 to 2018. Mr. Duling served as Vice President of Production at the Y-12 National Security Complex, Director of the Specific Manufacturing Capability project at Idaho National Laboratory and Site Manager of the Naval Reactors Facility decommissioning project, among other roles.
Richard W. Loving, Senior Vice President and Chief Administrative Officer
Mr. Loving, age 65, was appointed our Senior Vice President and Chief Administrative Officer in January 2020. Prior to that, he served as our Senior Vice President, Human Resources, since July 2016. Prior to joining BWXT, Mr. Loving served for 8 years with McDermott, most recently as Senior Director, International Human Resources, responsible for the global delivery of human resources programs and services. Mr. Loving also served as Senior Director, Human Resources for the Middle East, India and Caspian regions for J. Ray McDermott, S.A. Dubai, U.A.E. and as McDermott's Global Director of Human Resources Business Services. Prior to joining McDermott, Mr. Loving held numerous management positions at BWXT for over 29 years when it was a McDermott subsidiary.

Robert F. Smith, President, Government Operations
Dr. Smith, age 48, was appointed our President, Government Operations in January 2021. Prior to joining BWXT, Dr. Smith served as Vice President and General Manager of the Radar and Sensors Systems business for Lockheed Martin Corporation ("LMC"). During his 12 years with LMC, he held leadership roles with profit and loss responsibility in LMC's C4ISR, Command Control and Battle Management, and Space and Cyber businesses. Previously, Dr. Smith served in leadership positions with Nantero's Government Business Unit, Windermere Information Technology Services and as a civil servant in the intelligence community. Dr. Smith holds a bachelor of science and a doctorate in chemical engineering from University of Maryland, Baltimore County and Auburn University, respectively. He also has a master of business administration from Johns Hopkins University.
The other information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors" and "Named Executive Profiles" the Proxy Statement for our 2021 Annual Meeting of Stockholders. The information required by this item with respect to our Code of Business Conduct and compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the headings "Code of Business Conduct" and "Section 16(a) Beneficial Ownership Compliance" in the Proxy Statement for our 2021 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit and Finance Committee financial experts is incorporated by reference to the material appearing in "Director Independence" and "Audit and Finance Committee" under the heading "Corporate Governance – Board of Directors and Its Committees" in the Proxy Statement for our 2021 Annual Meeting of Stockholders.
Item 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the material appearing under the headings "Compensation Discussion and Analysis," "Compensation of Directors," "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation" section under the heading "Corporate Governance – Board of Directors and Its Committees," and "Compensation Committee Report" in the Proxy Statement for our 2021 Annual Meeting of Stockholders.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the material appearing under the headings "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for our 2021 Annual Meeting of Stockholders.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the headings "Corporate Governance – Director Independence" and "Certain Relationships and Related Transactions" in the Proxy Statement for our 2021 Annual Meeting of Stockholders.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the material appearing under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2021" in the Proxy Statement for our 2021 Annual Meeting of Stockholders.

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report or incorporated by reference:
1.CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements for the Years Ended December 31, 2020, 2019 and 2018
2.CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
All schedules for which provision is made of the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related footnotes contained in this Report.
3.EXHIBITS

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

4.4
Description of the Company's Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed with the SEC on February 24, 2020 (File No. 1-34658)).

4.5
Indenture, dated June 12, 2020, among BWX Technologies, Inc., each of the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2020 (File No. 1-34658)).

4.6
Form of 4.125% Senior Notes due 2028 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2020 (File No. 1-34658)).

Exhibit Number	Description

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

10.3
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

10.5
Cooperative Agreement, dated as of April 12, 2013, between Babcock & Wilcox mPower, Inc. and the United States Department of Energy (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 15, 2013 (File No. 1-34658)).

10.6*
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

10.10*
Form of Amendment to Change in Control Agreement, dated July 1, 2016, between the Company and certain officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-34658)).

10.11*
Form of Change In Control Agreement between the Company and Mr. Geveden dated October 26, 2015 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-34658)).

10.12*
Form of 2019 Performance Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2019 (File No. 1-34658)).

10.13*
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

10.18*
2010 Long-Term Incentive Plan of the Company as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.19*	BWX Technologies, Inc. 2020 Omnibus Incentive plan (incorporated by reference to Appendix B to the Company's Proxy Statement, dated March 17, 2020 (File No. 1-34658)).

10.20*
Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-34658)).

10.21*
Form of 2020 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 1-34658)).

10.22*
Form of 2020 Performance Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 1-34658)).

10.23*
Employee Matters Agreement, dated as of June 8, 2015, by and between the Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2015 (File No. 1-34658)).

10.24
Transition Services Agreement, dated as of June 8, 2015, between the Company, as service provider, and Babcock &Wilcox Enterprises, Inc., as service receiver (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.25
Transition Services Agreement, dated as of June 8, 2015, between Babcock & Wilcox Enterprises, Inc., as service provider, and the Company, as service receiver (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.26
Assumption and Loss Allocation Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Babcock & Wilcox Enterprises, Inc. and the Company (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.27
Reinsurance Novation and Assumption Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company and Dampkraft Insurance Company (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.28
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

10.30*
Transition Agreement, dated December 14, 2017, between John A. Fees and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 15, 2017 (File No. 1-34658)).

10.31
Joinder Agreement, dated as of May 24, 2019, between BWXT Advanced Technologies LLC and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 1-34658)).

Exhibit Number	Description

10.32
Joinder Agreement, dated as of February 13, 2020, between Laker Energy Products Ltd. and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-34658)).

10.33
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

BWX TECHNOLOGIES, INC.

/s/ Rex D. Geveden
February 22, 2021	By:	Rex D. Geveden
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ Rex D. Geveden	President, Chief Executive Officer and Director
Rex D. Geveden	(Principal Executive Officer)

/s/ David S. Black	Senior Vice President and Chief Financial Officer
David S. Black	(Principal Financial Officer and Duly Authorized Representative)

/s/ Jason S. Kerr	Vice President and Chief Accounting Officer
Jason S. Kerr	(Principal Accounting Officer and Duly Authorized Representative)

/s/ John A. Fees	Non-Executive Chairman
John A. Fees

/s/ Jan A. Bertsch	Director
Jan A. Bertsch

/s/ Gerhard F. Burbach	Director
Gerhard F. Burbach

/s/ James M. Jaska	Director
James M. Jaska

/s/ Kenneth J. Krieg	Director
Kenneth J. Krieg

/s/ Leland D. Melvin	Director
Leland D. Melvin

/s/ Robert L. Nardelli	Director
Robert L. Nardelli

/s/ Barbara A. Niland	Director
Barbara A. Niland

/s/ John M. Richardson	Director
John M. Richardson
February 22, 2021