Form 10-Q
period 2021-03-31
BWX Technologies, Inc.
filed 2021-05-03
CIK 1486957

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
For the quarterly period ended March 31, 2021.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at April 29, 2021 was 95,141,155.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2021	December 31, 2020
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$57,677	$42,610
Restricted cash and cash equivalents	3,071	3,070
Investments	3,827	3,707
Accounts receivable – trade, net	57,999	153,368
Accounts receivable – other	17,572	22,239
Retainages	81,820	55,172
Contracts in progress	497,827	449,176
Other current assets	39,446	44,256
Total Current Assets	759,239	773,598
Property, Plant and Equipment, Net	884,000	816,471
Investments	9,612	9,356
Goodwill	285,992	283,708
Deferred Income Taxes	47,861	49,415
Investments in Unconsolidated Affiliates	74,216	71,806
Intangible Assets	193,015	192,751
Other Assets	97,979	96,398
TOTAL	$2,351,914	$2,293,503
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2021	December 31, 2020
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Bank overdraft	$—	$88,694
Accounts payable	146,958	184,392
Accrued employee benefits	59,843	89,740
Accrued liabilities – other	91,100	78,028
Advance billings on contracts	99,218	83,581
Accrued warranty expense	6,858	5,292
Total Current Liabilities	403,977	529,727
Long-Term Debt	1,018,265	862,731
Accumulated Postretirement Benefit Obligation	25,506	25,689
Environmental Liabilities	85,889	84,153
Pension Liability	133,423	144,859
Other Liabilities	28,548	28,576
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 127,262,146 and 127,009,536 shares at March 31, 2021 and December 31, 2020, respectively	1,273	1,270
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	159,295	153,800
Retained earnings	1,599,526	1,549,950
Treasury stock at cost, 32,120,991 and 31,698,747 shares at March 31, 2021 and December 31, 2020, respectively	(1,120,146)	(1,095,452)
Accumulated other comprehensive income (loss)	16,290	8,198
Stockholders' Equity – BWX Technologies, Inc.	656,238	617,766
Noncontrolling interest	68	2
Total Stockholders' Equity	656,306	617,768
TOTAL	$2,351,914	$2,293,503
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2021	2020
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$528,273	$542,208
Costs and Expenses:
Cost of operations	392,806	392,443
Research and development costs	3,116	4,603
Losses (gains) on asset disposals and impairments, net	(8)	—
Selling, general and administrative expenses	58,261	52,958
Total Costs and Expenses	454,175	450,004
Equity in Income of Investees	8,316	6,063
Operating Income	82,414	98,267
Other Income (Expense):
Interest income	132	231
Interest expense	(7,039)	(7,967)
Other – net	16,386	7,917
Total Other Income (Expense)	9,479	181
Income before Provision for Income Taxes	91,893	98,448
Provision for Income Taxes	22,078	22,828
Net Income	$69,815	$75,620
Net Income Attributable to Noncontrolling Interest	(66)	(121)
Net Income Attributable to BWX Technologies, Inc.	$69,749	$75,499
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.73	$0.79
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.73	$0.79
Shares used in the computation of earnings per share (Note 9):
Basic	95,303,728	95,412,351
Diluted	95,558,863	95,756,372
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2021	2020
	(Unaudited) (In thousands)
Net Income	$69,815	$75,620
Other Comprehensive Income (Loss):
Currency translation adjustments	8,001	(11,940)
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $139 and $(109), respectively	(412)	313
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $56 and $(138), respectively	(166)	420
Amortization of benefit plan costs, net of tax benefit of $(157) and $(167), respectively	580	610
Unrealized gains (losses) on investments arising during the period, net of tax provision of $(24) and $(2), respectively	89	(600)
Other Comprehensive Income (Loss)	8,092	(11,197)
Total Comprehensive Income	77,907	64,423
Comprehensive Income Attributable to Noncontrolling Interest	(66)	(121)
Comprehensive Income Attributable to BWX Technologies, Inc.	$77,841	$64,302
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2020	127,009,536	$1,270	$153,800	$1,549,950	$8,198	$(1,095,452)	$617,766	$2	$617,768
Net income	—	—	—	69,749	—	—	69,749	66	69,815
Dividends declared ($0.21 per share)	—	—	—	(20,173)	—	—	(20,173)	—	(20,173)
Currency translation adjustments	—	—	—	—	8,001	—	8,001	—	8,001
Derivative financial instruments	—	—	—	—	(578)	—	(578)	—	(578)
Defined benefit obligations	—	—	—	—	580	—	580	—	580
Available-for-sale investments	—	—	—	—	89	—	89	—	89
Exercises of stock options	61,260	—	1,517	—	—	—	1,517	—	1,517
Shares placed in treasury	—	—	—	—	—	(24,694)	(24,694)	—	(24,694)
Stock-based compensation charges	191,350	3	3,978	—	—	—	3,981	—	3,981
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—
Balance March 31, 2021 (unaudited)	127,262,146	$1,273	$159,295	$1,599,526	$16,290	$(1,120,146)	$656,238	$68	$656,306

Balance December 31, 2019	126,579,285	$1,266	$134,069	$1,344,383	$(7,448)	$(1,068,164)	$404,106	$6	$404,112
Net income	—	—	—	75,499	—	—	75,499	121	75,620
Dividends declared ($0.19 per share)	—	—	—	(18,254)	—	—	(18,254)	—	(18,254)
Currency translation adjustments	—	—	—	—	(11,940)	—	(11,940)	—	(11,940)
Derivative financial instruments	—	—	—	—	733	—	733	—	733
Defined benefit obligations	—	—	—	—	610	—	610	—	610
Available-for-sale investments	—	—	—	—	(600)	—	(600)	—	(600)
Exercises of stock options	56,431	1	1,331	—	—	—	1,332	—	1,332
Shares placed in treasury	—	—	—	—	—	(25,076)	(25,076)	—	(25,076)
Stock-based compensation charges	252,943	2	3,100	—	—	—	3,102	—	3,102
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(127)	(127)
Balance March 31, 2020 (unaudited)	126,888,659	$1,269	$138,500	$1,401,628	$(18,645)	$(1,093,240)	$429,512	$—	$429,512
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$69,815	$75,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,897	15,614
Income of investees, net of dividends	(2,414)	(1,929)
Recognition of losses for pension and postretirement plans	737	777
Stock-based compensation expense	3,981	3,102
Other, net	1,168	283
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	96,449	(2,092)
Accounts payable	(12,623)	(21,158)
Retainages	(26,475)	(15,760)
Contracts in progress and advance billings on contracts	(29,541)	(35,941)
Income taxes	17,134	20,332
Accrued and other current liabilities	1,751	(8,073)
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(42,584)	(36,761)
Other, net	5,119	(461)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	98,414	(6,447)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(101,932)	(64,768)
Acquisition of business	—	(16,174)
Purchases of securities	(1,384)	(1,511)
Sales and maturities of securities	1,252	3,680
Other, net	32	—
NET CASH USED IN INVESTING ACTIVITIES	(102,032)	(78,773)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	205,800	214,000
Repayments of long-term debt	(50,800)	(97,607)
Payment of debt issuance costs	—	(1,340)
Repayment of bank overdraft	(88,694)	—
Repurchases of common shares	(20,007)	(20,000)
Dividends paid to common shareholders	(20,322)	(18,596)
Exercises of stock options	1,672	1,254
Cash paid for shares withheld to satisfy employee taxes	(4,687)	(4,998)
Other, net	(3,680)	5,068
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,282	77,781
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(542)	(1,419)
TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	15,122	(8,858)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,298	92,400
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,420	$83,542
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$11,438	$14,668
Income taxes (net of refunds)	$4,386	$1,327
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$25,849	$15,433
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the condensed consolidated financial statements of BWX Technologies, Inc. ("BWXT" or the "Company") in U.S. dollars in accordance with the interim reporting requirements of Form 10-Q, Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States ("GAAP"). Certain financial information and disclosures normally included in our financial statements prepared annually in accordance with GAAP have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2020 (our "2020 10-K"). We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation.
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
See Note 8 for financial information about our segments. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and notes included in our 2020 10-K.
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
Recently Adopted Accounting Standards
There were no accounting standards adopted during the three months ended March 31, 2021.
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
Our effective tax rate for the three months ended March 31, 2021 was 24.0% as compared to 23.2% for the three months ended March 31, 2020. The effective tax rates for the three months ended March 31, 2021 and 2020 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rates for the three months ended March 31, 2021 and 2020 were favorably impacted by excess tax benefits recognized related to employee share-based payments of $0.2 million and $0.7 million, respectively.
As of March 31, 2021, we had gross unrecognized tax benefits of $5.9 million (exclusive of interest and federal and state benefits), all of which would reduce our effective tax rate if recognized.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At March 31, 2021, we had restricted cash and cash equivalents totaling $5.7 million, $2.7 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statement of cash flows:

	March 31, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$57,677	$42,610
Restricted cash and cash equivalents	3,071	3,070
Restricted cash and cash equivalents included in Other Assets	2,672	2,618
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statement of cash flows	$63,420	$48,298
Inventories
At March 31, 2021 and December 31, 2020, Other current assets included inventories totaling $13.9 million and $15.0 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment, Net
Property, plant and equipment, net is stated at cost and is set forth below:

	March 31, 2021	December 31, 2020
	(In thousands)
Land	$9,591	$9,585
Buildings	274,383	267,808
Machinery and equipment	849,960	827,785
Property under construction	451,274	420,374
	1,585,208	1,525,552
Less: Accumulated depreciation	701,208	709,081
Property, Plant and Equipment, Net	$884,000	$816,471
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Currency translation adjustments	$32,455	$24,454
Net unrealized loss on derivative financial instruments	(1,074)	(496)
Unrecognized prior service cost on benefit obligations	(15,322)	(15,902)
Net unrealized gain on available-for-sale investments	231	142
Accumulated other comprehensive income (loss)	$16,290	$8,198

The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended March 31,
	2021	2020
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)		Line Item Presented
Realized gain (loss) on derivative financial instruments	$227	$(1)	Revenues
	(5)	(557)	Cost of operations
	222	(558)	Total before tax
	(56)	138	Provision for Income Taxes
	$166	$(420)	Net Income
Amortization of prior service cost on benefit obligations	$(737)	$(777)	Other – net
	157	167	Provision for Income Taxes
	$(580)	$(610)	Net Income
Total reclassification for the period	$(414)	$(1,030)
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At March 31, 2021, we had deferred approximately $1.1 million of net losses on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended March 31, 2021 and 2020, we recognized (gains) losses of $3.6 million and $(5.2) million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedges.
At March 31, 2021, our derivative financial instruments consisted of FX forward contracts with a total notional value of $310.6 million with maturities extending to March 2023. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.
NOTE 2 – ACQUISITIONS
Laker Energy Products Ltd.
On January 2, 2020, our subsidiary BWXT Canada Ltd. acquired Laker Energy Products Ltd., which was renamed BWXT Precision Manufacturing Inc. ("Precision Manufacturing"), for CAD 23.3 million ($17.8 million U.S. dollar equivalent). We are subject to the payment of contingent consideration totaling CAD 5.0 million, of which we have recognized CAD 2.5 million as a component of the purchase price. Our purchase price allocation resulted in the recognition of $8.4 million of Property, Plant and Equipment, Net, $8.2 million of Intangible Assets and $5.8 million of Goodwill. In addition, we recognized right-of-use assets and lease liabilities of $2.7 million. Precision Manufacturing is a global supplier of nuclear-grade materials and precisely machined components for CANDU nuclear power utilities, employs approximately 140 personnel and is reported as part of our Nuclear Power Group segment.
NOTE 3 – REVENUE RECOGNITION
Disaggregated Revenues
Revenues by geographical area and customer type were as follows:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
United States:
Government	$379,243	$—	$22,769	$402,012	$401,066	$—	$24,596	$425,662
Non-Government	20,666	10,272	1,668	32,606	20,841	9,608	11,209	41,658
	$399,909	$10,272	$24,437	$434,618	$421,907	$9,608	$35,805	$467,320
Canada:
Non-Government	$—	$91,355	$1,020	$92,375	$—	$74,527	$960	$75,487
Other:
Non-Government	$2,159	$5,771	$26	$7,956	$1,868	$3,782	$—	$5,650
Segment Revenues	$402,068	$107,398	$25,483	534,949	$423,775	$87,917	$36,765	548,457
Eliminations				(6,676)				(6,249)
Revenues				$528,273				$542,208
Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Over time	$402,043	$93,887	$25,483	$521,413	$423,739	$77,185	$36,765	$537,689
Point-in-time	25	13,511	—	13,536	36	10,732	—	10,768
Segment Revenues	$402,068	$107,398	$25,483	534,949	$423,775	$87,917	$36,765	548,457
Eliminations				(6,676)				(6,249)
Revenues				$528,273				$542,208
Revenues by contract type were as follows:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Fixed-Price Incentive Fee	$302,325	$490	$—	$302,815	$284,374	$492	$—	$284,866
Firm-Fixed-Price	75,369	68,057	5,540	148,966	113,337	70,836	11,637	195,810
Cost-Plus Fee	24,180	—	17,980	42,160	25,996	—	22,493	48,489
Time-and-Materials	194	38,851	1,963	41,008	68	16,589	2,635	19,292
Segment Revenues	$402,068	$107,398	$25,483	534,949	$423,775	$87,917	$36,765	548,457
Eliminations				(6,676)				(6,249)
Revenues				$528,273				$542,208

Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the three months ended March 31, 2021 and 2020, we recognized net favorable changes in estimates that resulted in increases in revenues of $6.5 million and $9.6 million, respectively.
Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues recognized over time. Amounts that are withheld on our fixed-price incentive fee contracts are classified within Retainages. Certain of these amounts require conditions other than the passage of time to be achieved, with the remaining amounts only requiring the passage of time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the three months ended March 31, 2021, our unbilled receivables increased $49.3 million primarily as a result of the timing of milestone billings on certain firm-fixed-price contracts within our Nuclear Power Group segment and increases in unbilled receivables on fixed-price incentive fee contracts within our Nuclear Operations Group segment. During the three months ended March 31, 2021, our Advance billings on contracts increased $15.6 million primarily as a result of billings in excess of revenue recognized within our Nuclear Operations Group segment. Our fixed-price incentive fee contracts for our Nuclear Operations Group segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments received during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts.

	March 31,	December 31,
	2021	2020
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$485,621	$436,279
Retainages	$81,820	$55,172
Included in Other Assets:
Retainages	$1,315	$1,488
Advance billings on contracts	$99,218	$83,581
During the three months ended March 31, 2021 and 2020, we recognized $30.0 million and $30.2 million of revenues that were in Advance billings on contracts at December 31, 2020 and 2019, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Of the remaining performance obligations on our contracts with customers at March 31, 2021, we expect to recognize revenues as follows:

	2021	2022	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$1,156	$1,192	$2,100	$4,448
Nuclear Power Group	223	179	295	697
Nuclear Services Group	45	3	—	48
Total Remaining Performance Obligations	$1,424	$1,374	$2,395	$5,193
NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended March 31, 2021 and 2020, these amounts were $3.1 million and

$3.0 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended March 31, 2021 and 2020, these amounts were $(13.4) million and $(9.5) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	(In thousands)
Service cost	$2,957	$2,819	$190	$166
Interest cost	6,754	9,302	282	410
Expected return on plan assets	(20,414)	(19,364)	(716)	(672)
Amortization of prior service cost (credit)	782	825	(45)	(48)
Net periodic benefit income	$(9,921)	$(6,418)	$(289)	$(144)
NOTE 5 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.
NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at March 31, 2021:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Equities	$800	$—	$—	$800	$—
Mutual funds	6,897	—	6,897	—	—
Available-for-sale securities
U.S. Government and agency securities	2,689	2,689	—	—	—
Corporate bonds	2,992	1,854	1,138	—	—
Asset-backed securities and collateralized mortgage obligations	61	—	61	—	—
Total	$13,439	$4,543	$8,096	$800	$—
The following is a summary of our investments measured at fair value at December 31, 2020:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Equities	$800	$—	$—	$800	$—
Mutual funds	6,755	—	6,755	—	—
Available-for-sale securities
U.S. Government and agency securities	2,314	2,314	—	—	—
Corporate bonds	3,132	1,738	1,394	—	—
Asset-backed securities and collateralized mortgage obligations	62	—	62	—	—
Total	$13,063	$4,052	$8,211	$800	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At March 31, 2021 and December 31, 2020, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $(1.7) million and $(2.2) million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our 5.375% senior notes due 2026 (the "Senior Notes due 2026") and our 4.125% senior notes due 2028 (the "Senior Notes due 2028"), on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At March 31, 2021 and December 31, 2020, the fair value of our Senior Notes due 2026 was $413.8 million and $415.5 million, respectively. At March 31, 2021 and December 31, 2020, the fair value of our Senior Notes due 2028 was $405.0 million and $416.7 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at March 31, 2021 and December 31, 2020.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended March 31, 2021 and 2020 totaled $4.2 million and $2.6 million, respectively, with associated tax benefit totaling $0.7 million and $0.4 million, respectively.

NOTE 8 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
REVENUES:
Nuclear Operations Group	$402,068	$423,775
Nuclear Power Group	107,398	87,917
Nuclear Services Group	25,483	36,765
Eliminations (1)	(6,676)	(6,249)
	$528,273	$542,208
(1)Segment revenues are net of the following intersegment transfers:

Nuclear Operations Group Transfers	$(940)	$(673)
Nuclear Power Group Transfers	(181)	(129)
Nuclear Services Group Transfers	(5,555)	(5,447)
	$(6,676)	$(6,249)
OPERATING INCOME:
Nuclear Operations Group	$74,360	$90,359
Nuclear Power Group	10,318	8,470
Nuclear Services Group	5,747	6,400
Other	(5,886)	(5,359)
	$84,539	$99,870
Unallocated Corporate (2)	(2,125)	(1,603)
Total Operating Income	$82,414	$98,267
Other Income (Expense)	9,479	181
Income before Provision for Income Taxes	$91,893	$98,448
(2)Unallocated corporate includes general corporate overhead not allocated to segments.
NOTE 9 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$69,749	$75,499
Weighted-average common shares	95,303,728	95,412,351
Basic earnings per common share	$0.73	$0.79
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$69,749	$75,499
Weighted-average common shares (basic)	95,303,728	95,412,351
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	255,135	344,021
Adjusted weighted-average common shares	95,558,863	95,756,372
Diluted earnings per common share	$0.73	$0.79
(1)At March 31, 2021 and 2020, we excluded 131,775 and 99,102 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

NOTE 10 – SUBSEQUENT EVENT
On April 13, 2021, we issued $400 million aggregate principal amount of our 4.125% senior notes due 2029 (the "Senior Notes due 2029") pursuant to an indenture dated April 13, 2021 (the "2021 Indenture"), among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. Interest on the Senior Notes due 2029 will be payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on October 15, 2021, at a rate of 4.125% per annum. The Senior Notes due 2029 will mature on April 15, 2029. The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants.
We intend to use the net proceeds from the issuance of the Senior Notes due 2029, together with cash on hand or borrowings under our credit facility, to redeem all of our outstanding Senior Notes due 2026 at the then-applicable redemption price. On and after July 15, 2021, we may redeem the Senior Notes due 2026, in whole or in part, at a redemption price equal to (i) 102.688% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on July 15, 2021, (ii) 101.344% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on July 15, 2022 and (iii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after July 15, 2023, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. As of March 31, 2021, we have deferred financing costs of $4.5 million related to the Senior Notes due 2026.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 of this quarterly report on Form 10-Q ("Report") and the audited consolidated financial statements and the related notes and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended December 31, 2020 (our "2020 10-K").
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
We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our industries and our Company. We caution that these statements are not guarantees of future performance and you should not rely unduly on them as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. For example, the extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the length and severity of the COVID-19 health crisis, and the actions to contain its impact, in addition to the potential recurrence or subsequent waves or strains of COVID-19 or similar diseases. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in the section labeled Item 1A, "Risk Factors" in our 2020 10-K, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
We have discussed many of these factors in more detail elsewhere in this Report, including under the heading "COVID-19 Assessment" of this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A, "Risk Factors" in our 2020 10-K. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this Report or in our 2020 10-K could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update or review any forward-looking statement or our description of important factors, whether as a result of new information, future events or otherwise, except as required by applicable laws.
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
Nuclear Operations Group
The revenues of our Nuclear Operations Group segment are largely a function of defense spending by the U.S. Government. Through this segment, we engineer, design and manufacture precision naval nuclear components, reactors and nuclear fuel for the U.S. Department of Energy ("DOE")/National Nuclear Safety Administration's ("NNSA") Naval Nuclear Propulsion Program. In addition, we perform fabrication activities for missile launch tubes for U.S. Navy submarines. As a supplier of major nuclear components for certain U.S. Government programs, this segment is a significant participant in the defense industry.
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
Our Nuclear Power Group segment's overall activity primarily depends on the demand and competitiveness of nuclear energy. A significant portion of our Nuclear Power Group segment's operations depends on the timing of maintenance outages, the cyclical nature of capital expenditures and major refurbishment and life extension projects, as well as the demand for nuclear fuel and fuel handling equipment primarily in the Canadian market, which could cause variability in our financial results.
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
Acquisition of Laker Energy Products Ltd.
On January 2, 2020, our subsidiary BWXT Canada Ltd. acquired Laker Energy Products Ltd., which was renamed BWXT Precision Manufacturing Inc. ("Precision Manufacturing"). Precision Manufacturing is a global supplier of nuclear-grade materials and precisely machined components for CANDU nuclear power utilities, employs approximately 140 personnel and is reported as part of our Nuclear Power Group segment.
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2021.
Accounting for Contracts
On certain of our performance obligations, we recognize revenue over time. In accordance with FASB Topic Revenue from Contracts with Customers, we are required to estimate the total amount of costs on these performance obligations. As of March 31, 2021, we have provided for the estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract revenues and costs. A principal risk on fixed-price contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. During the three months ended March 31, 2021 and 2020, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased operating income by approximately $6.5 million and $9.6 million, respectively.
COVID-19 Assessment
General
We continue to monitor the COVID-19 pandemic and its impacts and potential impacts on our business. We have received notifications from the U.S. and Canadian governments designating BWXT as an essential business given our roles in national security, energy production and medical manufacturing. We continue to operate our facilities and have taken numerous precautions to mitigate exposure and protect the health and well-being of our workforce, including arranging for the vaccination of our workforce, where possible.
To date, we have experienced localized operational challenges as a result of employee illness, quarantines and social distancing protocols. Because developments related to the spread of COVID-19 and its impacts have been occurring rapidly, it is difficult to predict any future impact at this time. We have experienced, and may experience further, disruptions to demand for our products and services and our operations in the future as a result of, among other things, national, state, provincial or local government enforced quarantines, worker illness or absenteeism, and travel and other restrictions. For similar reasons, the COVID-19 pandemic may also adversely impact our supply chain and other manufacturers which could delay our receipt of essential goods and services. Any number of these potential risks could have a material adverse effect on our financial condition, results of operations and cash flows. The extent to which the COVID-19 pandemic impacts our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.
Government Assistance
On March 27, 2020, the U.S. Government enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which among other things, provides employers an option to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, we qualify for the deferral of payroll tax payments and as of March 31, 2021, we have deferred $21.4 million that will be paid beginning in December 2021. Additionally, on April 11, 2020, the Canadian Government enacted the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan to prevent large layoffs and help employers offset a portion of their employee salaries and wages for a limited period. During the three months ended March 31, 2021, we recognized $0.9 million of subsidies under the CEWS as an offset to operating expenses. The Canadian Government has extended the CEWS to September 2021 with a number of modifications. These modifications are expected to significantly decrease the amount of future claims for which we may qualify when compared to the prior year.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2021 VS. THREE MONTHS ENDED MARCH 31, 2020
Selected financial highlights are presented in the table below:

	Three Months Ended March 31,
	2021	2020	$ Change
	(In thousands)
REVENUES:
Nuclear Operations Group	$402,068	$423,775	$(21,707)
Nuclear Power Group	107,398	87,917	19,481
Nuclear Services Group	25,483	36,765	(11,282)
Eliminations	(6,676)	(6,249)	(427)
	$528,273	$542,208	$(13,935)
OPERATING INCOME:
Nuclear Operations Group	$74,360	$90,359	$(15,999)
Nuclear Power Group	10,318	8,470	1,848
Nuclear Services Group	5,747	6,400	(653)
Other	(5,886)	(5,359)	(527)
	$84,539	$99,870	$(15,331)
Unallocated Corporate	(2,125)	(1,603)	(522)
Total Operating Income	$82,414	$98,267	$(15,853)
Consolidated Results of Operations
Consolidated revenues decreased 2.6%, or $13.9 million, to $528.3 million in the three months ended March 31, 2021 compared to $542.2 million for the corresponding period in 2020, due to decreases in revenues from our Nuclear Operations Group and Nuclear Services Group segments totaling $21.7 million and $11.3 million, respectively. These decreases were partially offset by an increase in revenues in our Nuclear Power Group segment of $19.5 million.
Consolidated operating income decreased $15.9 million to $82.4 million in the three months ended March 31, 2021 compared to $98.3 million for the corresponding period of 2020. Operating income in our Nuclear Operations Group, Nuclear Services Group and Other segments decreased by $16.0 million, $0.7 million and $0.5 million, respectively. In addition, we experienced higher Unallocated Corporate expenses of $0.5 million when compared to the corresponding period of 2020. These decreases were partially offset by an increase in operating income in our Nuclear Power Group segment of $1.8 million.
Nuclear Operations Group

	Three Months Ended March 31,
	2021	2020	$ Change
	(In thousands)
Revenues	$402,068	$423,775	$(21,707)
Operating Income	$74,360	$90,359	$(15,999)
% of Revenues	18.5%	21.3%
Revenues decreased 5.1%, or $21.7 million, to $402.1 million in the three months ended March 31, 2021 compared to $423.8 million for the corresponding period of 2020. The decrease was primarily related to the timing of the procurement of certain long-lead materials when compared to the corresponding period of 2020, which was partially offset by additional volume in the manufacture of nuclear components for U.S. Government programs and in our naval nuclear fuel operations.
Operating income decreased $16.0 million to $74.4 million in the three months ended March 31, 2021 compared to $90.4 million for the corresponding period of 2020. The decrease was due to the operating income impact of the changes in revenue noted above as well as favorable contract adjustments recorded in the corresponding period of the prior year related to our naval nuclear fuel operations.

Nuclear Power Group

	Three Months Ended March 31,
	2021	2020	$ Change
	(In thousands)
Revenues	$107,398	$87,917	$19,481
Operating Income	$10,318	$8,470	$1,848
% of Revenues	9.6%	9.6%
Revenues increased 22.2%, or $19.5 million, to $107.4 million in the three months ended March 31, 2021 compared to $87.9 million for the corresponding period of 2020. The increase was primarily related to higher levels of in-plant inspection, maintenance and modification services totaling $23.0 million as well as increases in revenues in our parts manufacturing and nuclear fuel handling businesses when compared to the same period in the prior year. This was partially offset by lower activity in our nuclear components business of $12.3 million, primarily associated with a major steam generator design and supply contract.
Operating income increased $1.8 million to $10.3 million in the three months ended March 31, 2021 compared to $8.5 million for the corresponding period of 2020, due to the operating income impact of the changes in revenue noted above.
Nuclear Services Group

	Three Months Ended March 31,
	2021	2020	$ Change
	(In thousands)
Revenues	$25,483	$36,765	$(11,282)
Operating Income	$5,747	$6,400	$(653)
% of Revenues	22.6%	17.4%
Revenues decreased 30.7%, or $11.3 million, to $25.5 million in the three months ended March 31, 2021 compared to $36.8 million for the corresponding period of 2020. The decrease was primarily attributable to the divestiture of our U.S.-based commercial nuclear services business during the second quarter of 2020 and lower revenues at our Naval Reactor decommissioning and decontamination project due to the completion of several portions of the contract in the third quarter of 2020. These decreases were partially offset by an increase in design and engineering work executed by our advanced technologies business.
Operating income decreased $0.7 million to $5.7 million in the three months ended March 31, 2021 compared to $6.4 million for the corresponding period of 2020 due to the operating income impact of the changes in revenues noted above, largely offset by higher fee income at several of our sites.
Other

	Three Months Ended March 31,
	2021	2020	$ Change
	(In thousands)
Operating Income	$(5,886)	$(5,359)	$(527)
Operating income decreased $0.5 million in the three months ended March 31, 2021, primarily due to an increase in costs associated with the commercialization of our new medical radioisotope technology. This was partially offset by a decrease in research and development related activities.
Unallocated Corporate
Unallocated corporate expenses increased $0.5 million in the three months ended March 31, 2021, primarily due to an increase in costs associated with salaries and benefits programs when compared to the same period in the prior year, which was partially offset by a decrease in legal and consulting costs associated with due diligence activities conducted in the prior year.

Provision for Income Taxes

	Three Months Ended March 31,
	2021	2020	$ Change
	(In thousands)
Income before Provision for Income Taxes	$91,893	$98,448	$(6,555)
Provision for Income Taxes	$22,078	$22,828	$(750)
Effective Tax Rate	24.0%	23.2%
We primarily operate in the U.S. and Canada, and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21% and our Canadian tax provision based on the Canadian local statutory rate of approximately 25%.
Our effective tax rate for the three months ended March 31, 2021 was 24.0% as compared to 23.2% for the three months ended March 31, 2020. The effective tax rates for the three months ended March 31, 2021 and 2020 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rates for the three months ended March 31, 2021 and 2020 were favorably impacted by excess tax benefits recognized related to employee share-based payments of $0.2 million and $0.7 million, respectively.
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

	March 31, 2021	December 31, 2020
	(In approximate millions)
Nuclear Operations Group	$4,448	$3,659
Nuclear Power Group	697	726
Nuclear Services Group	48	21
Total Backlog	$5,193	$4,406
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Nuclear Services Group segment.

Of the backlog at March 31, 2021, we expect to recognize revenues as follows:

	2021	2022	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$1,156	$1,192	$2,100	$4,448
Nuclear Power Group	223	179	295	697
Nuclear Services Group	45	3	—	48
Total Backlog	$1,424	$1,374	$2,395	$5,193
At March 31, 2021, our Nuclear Operations Group segment's backlog with the U.S. Government was $4,059.5 million, $110.4 million of which had not yet been funded.
At March 31, 2021, our Nuclear Power Group segment had no backlog with the U.S. Government.
At March 31, 2021, our Nuclear Services Group segment's backlog with the U.S. Government was $46.3 million, all of which was funded.
Major new awards from the U.S. Government are typically received following Congressional approval of the budget for the U.S. Government's next fiscal year, which starts October 1, and may not be awarded to us before the end of the calendar year. Due to the fact that most contracts awarded by the U.S. Government are subject to these annual funding approvals, the total values of the underlying programs are significantly larger. In March 2021, we received awards from the U.S. Government with a combined value of $2.2 billion, inclusive of unexercised options, approximately $1.1 billion of which had been added to backlog as of March 31, 2021.
The value of unexercised options excluded from backlog as of March 31, 2021, including previous awards, was approximately $1.5 billion. Approximately $1.0 billion of these unexercised options are expected to be awarded in 2021, with the remaining balance to be exercised through 2024, subject to annual Congressional appropriations.
Liquidity and Capital Resources
Credit Facility
On March 24, 2020, we entered into an Amendment No. 1 to Credit Agreement, which amended the Credit Agreement dated as of May 24, 2018 (as amended, the "Credit Facility") with Wells Fargo Bank, N.A., as administrative agent, and the other lenders party thereto. The Credit Facility provides for a $750 million senior secured revolving credit facility (the "Revolving Credit Facility"). All obligations under the Revolving Credit Facility are scheduled to mature on March 24, 2025. The proceeds of loans under the Revolving Credit Facility are available for working capital needs, permitted acquisitions and other general corporate purposes.
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
The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of March 31, 2021, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Revolving Credit Facility bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at March 31, 2021, the margin for Eurocurrency rate and base rate revolving loans was 1.25% and 0.25%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.25% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of March 31, 2021, borrowings and letters of credit issued under the Revolving Credit Facility totaled $230.0 million and $28.6 million, respectively. As a result, as of March 31, 2021 we had $491.4 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of March 31, 2021, the interest rate on outstanding borrowings under our Credit Facility was 1.36%.
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
The 2018 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2018 Indenture or the Senior Notes due 2026 and certain provisions related to bankruptcy events. The 2018 Indenture also contains customary negative covenants. As of March 31, 2021, we were in compliance with all covenants set forth in the 2018 Indenture and the Senior Notes due 2026.

Senior Notes due 2028
We issued $400 million aggregate principal amount of 4.125% senior notes due 2028 (the "Senior Notes due 2028") pursuant to an indenture dated June 12, 2020 (the "2020 Indenture"), among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The Senior Notes due 2028 are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Credit Facility.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of March 31, 2021, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of March 31, 2021, bonds issued and outstanding under these arrangements totaled approximately $110.3 million.
Long-term Benefit Obligations
As of March 31, 2021, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $162.9 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $4.6 million for the remainder of 2021 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.

Other
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Domestic	$47,706	$31,376
Foreign	29,153	29,985
Total	$76,859	$61,361
Our working capital increased by $111.4 million to $355.3 million at March 31, 2021 from $243.9 million at December 31, 2020, primarily attributable to changes in contracts in progress, advance billings and retainages due to the timing of project cash flows and a decrease in current liabilities associated with the timing of vendor payments and the payment of accrued incentives during the three months ended March 31, 2021.
Our net cash provided by operating activities increased by $104.9 million to $98.4 million in the three months ended March 31, 2021, compared to cash used in operations of $6.4 million in the three months ended March 31, 2020. The increase in cash provided by operating activities was primarily attributable to the timing of project cash flows.
Our net cash used in investing activities increased by $23.3 million to $102.0 million in the three months ended March 31, 2021, compared to $78.8 million in the three months ended March 31, 2020. The increase in cash used in investing activities was primarily attributable to an increase in purchases of property, plant and equipment of $37.2 million, partially offset by a $16.2 million decrease attributable to our acquisition of Precision Manufacturing in the three months ended March 31, 2020.
Our net cash provided by financing activities decreased by $58.5 million to $19.3 million in the three months ended March 31, 2021, compared to $77.8 million in the three months ended March 31, 2020. The decrease in cash provided by financing activities was primarily attributable to the repayment of bank overdrafts of $88.7 million, partially offset by an increase in net borrowings of long-term debt of $38.6 million.
At March 31, 2021, we had restricted cash and cash equivalents totaling $5.7 million, $2.7 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At March 31, 2021, we had short-term and long-term investments with a fair value of $13.4 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and mutual funds. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next 12 months.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2020 10-K.
Item 4.    CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
For information regarding ongoing investigations and litigation, see Note 5 to our unaudited condensed consolidated financial statements in Part I of this Report, which we incorporate by reference into this Item.
Item 1A.    RISK FACTORS
In addition to the other information in this Report, the other factors presented in Item 1A "Risk Factors" in our 2020 10-K are some of the factors that could materially affect our business, financial condition or future results. There have been no material changes to our risk factors from those disclosed in our 2020 10-K.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended March 31, 2021. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2021 - January 31, 2021	239,262	$58.70	239,262	$129.3
February 1, 2021 - February 28, 2021	118,997	$56.82	105,094	$123.4
March 1, 2021 - March 31, 2021	64,216	$60.42	—	$123.4
Total	422,475	$58.43	344,356
(1)Includes 13,903 and 64,216 shares repurchased during February and March, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)On November 6, 2018, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million during a three-year period that expires on November 6, 2021.
On April 30, 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $500 million with no expiration date. The April 2021 authorization was in addition to the share repurchase amount authorized in November 2018.

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

4.1
Indenture, dated April 13, 2021, among BWX Technologies, Inc., each of the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2021).

4.2	Form of 4.125% Senior Notes Due 2029 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2021).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

May 3, 2021