Form 10-Q
period 2021-06-30
BWX Technologies, Inc.
filed 2021-08-02
CIK 1486957

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
For the quarterly period ended June 30, 2021.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at July 29, 2021 was 95,176,522.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2021	December 31, 2020
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$190,752	$42,610
Restricted cash and cash equivalents	3,071	3,070
Investments	3,300	3,707
Accounts receivable – trade, net	61,107	153,368
Accounts receivable – other	37,741	22,239
Retainages	50,982	55,172
Contracts in progress	530,904	449,176
Other current assets	44,795	44,256
Total Current Assets	922,652	773,598
Property, Plant and Equipment, Net	942,128	816,471
Investments	10,064	9,356
Goodwill	287,935	283,708
Deferred Income Taxes	31,710	49,415
Investments in Unconsolidated Affiliates	78,135	71,806
Intangible Assets	192,902	192,751
Other Assets	100,876	96,398
TOTAL	$2,566,402	$2,293,503
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2021	December 31, 2020
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current portion of long-term debt	$400,000	$—
Bank overdraft	—	88,694
Accounts payable	143,878	184,392
Accrued employee benefits	70,322	89,740
Accrued liabilities – other	76,564	78,028
Advance billings on contracts	105,242	83,581
Accrued warranty expense	5,637	5,292
Total Current Liabilities	801,643	529,727
Long-Term Debt	784,111	862,731
Accumulated Postretirement Benefit Obligation	25,245	25,689
Environmental Liabilities	92,032	84,153
Pension Liability	122,084	144,859
Other Liabilities	32,200	28,576
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 127,287,679 and 127,009,536 shares at June 30, 2021 and December 31, 2020, respectively	1,273	1,270
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	164,926	153,800
Retained earnings	1,638,709	1,549,950
Treasury stock at cost, 32,121,418 and 31,698,747 shares at June 30, 2021 and December 31, 2020, respectively	(1,120,204)	(1,095,452)
Accumulated other comprehensive income (loss)	24,293	8,198
Stockholders' Equity – BWX Technologies, Inc.	708,997	617,766
Noncontrolling interest	90	2
Total Stockholders' Equity	709,087	617,768
TOTAL	$2,566,402	$2,293,503
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$505,099	$504,520	$1,033,372	$1,046,728
Costs and Expenses:
Cost of operations	375,817	367,534	768,623	759,977
Research and development costs	3,505	4,029	6,621	8,632
Losses (gains) on asset disposals and impairments, net	(29)	299	(37)	299
Selling, general and administrative expenses	59,318	55,137	117,579	108,095
Total Costs and Expenses	438,611	426,999	892,786	877,003
Equity in Income of Investees	7,263	4,913	15,579	10,976
Operating Income	73,751	82,434	156,165	180,701
Other Income (Expense):
Interest income	77	61	209	292
Interest expense	(10,203)	(7,865)	(17,242)	(15,832)
Other – net	15,306	9,450	31,692	17,367
Total Other Income (Expense)	5,180	1,646	14,659	1,827
Income before Provision for Income Taxes	78,931	84,080	170,824	182,528
Provision for Income Taxes	19,522	19,684	41,600	42,512
Net Income	$59,409	$64,396	$129,224	$140,016
Net Income Attributable to Noncontrolling Interest	(62)	(138)	(128)	(259)
Net Income Attributable to BWX Technologies, Inc.	$59,347	$64,258	$129,096	$139,757
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.62	$0.67	$1.35	$1.46
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.62	$0.67	$1.35	$1.46
Shares used in the computation of earnings per share (Note 10):
Basic	95,354,932	95,457,629	95,329,330	95,434,990
Diluted	95,529,189	95,633,571	95,544,026	95,694,972
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited) (In thousands)
Net Income	$59,409	$64,396	$129,224	$140,016
Other Comprehensive Income (Loss):
Currency translation adjustments	7,220	856	15,221	(11,084)
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $(15), $141, $124 and $32, respectively	40	(404)	(372)	(91)
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $(55), $32, $1 and $(106), respectively	163	(89)	(3)	331
Amortization of benefit plan costs, net of tax benefit of $(158), $(167), $(315) and $(334), respectively	580	609	1,160	1,219
Unrealized gains (losses) on investments arising during the period, net of tax benefit (provision) of $84, $0, $60 and $(2), respectively	—	154	89	(446)
Other Comprehensive Income (Loss)	8,003	1,126	16,095	(10,071)
Total Comprehensive Income	67,412	65,522	145,319	129,945
Comprehensive Income Attributable to Noncontrolling Interest	(62)	(138)	(128)	(259)
Comprehensive Income Attributable to BWX Technologies, Inc.	$67,350	$65,384	$145,191	$129,686
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2020	127,009,536	$1,270	$153,800	$1,549,950	$8,198	$(1,095,452)	$617,766	$2	$617,768
Net income	—	—	—	69,749	—	—	69,749	66	69,815
Dividends declared ($0.21 per share)	—	—	—	(20,173)	—	—	(20,173)	—	(20,173)
Currency translation adjustments	—	—	—	—	8,001	—	8,001	—	8,001
Derivative financial instruments	—	—	—	—	(578)	—	(578)	—	(578)
Defined benefit obligations	—	—	—	—	580	—	580	—	580
Available-for-sale investments	—	—	—	—	89	—	89	—	89
Exercises of stock options	61,260	—	1,517	—	—	—	1,517	—	1,517
Shares placed in treasury	—	—	—	—	—	(24,694)	(24,694)	—	(24,694)
Stock-based compensation charges	191,350	3	3,978	—	—	—	3,981	—	3,981
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—
Balance March 31, 2021 (unaudited)	127,262,146	$1,273	$159,295	$1,599,526	$16,290	$(1,120,146)	$656,238	$68	$656,306
Net income	—	—	—	59,347	—	—	59,347	62	59,409
Dividends declared ($0.21 per share)	—	—	—	(20,164)	—	—	(20,164)	—	(20,164)
Currency translation adjustments	—	—	—	—	7,220	—	7,220	—	7,220
Derivative financial instruments	—	—	—	—	203	—	203	—	203
Defined benefit obligations	—	—	—	—	580	—	580	—	580
Available-for-sale investments	—	—	—	—	—	—	—	—	—
Exercises of stock options	13,936	—	339	—	—	—	339	—	339
Shares placed in treasury	—	—	—	—	—	(58)	(58)	—	(58)
Stock-based compensation charges	11,597	—	5,292	—	—	—	5,292	—	5,292
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Balance June 30, 2021 (unaudited)	127,287,679	$1,273	$164,926	$1,638,709	$24,293	$(1,120,204)	$708,997	$90	$709,087

Balance December 31, 2019	126,579,285	$1,266	$134,069	$1,344,383	$(7,448)	$(1,068,164)	$404,106	$6	$404,112
Net income	—	—	—	75,499	—	—	75,499	121	75,620
Dividends declared ($0.19 per share)	—	—	—	(18,254)	—	—	(18,254)	—	(18,254)
Currency translation adjustments	—	—	—	—	(11,940)	—	(11,940)	—	(11,940)
Derivative financial instruments	—	—	—	—	733	—	733	—	733
Defined benefit obligations	—	—	—	—	610	—	610	—	610
Available-for-sale investments	—	—	—	—	(600)	—	(600)	—	(600)
Exercises of stock options	56,431	1	1,331	—	—	—	1,332	—	1,332
Shares placed in treasury	—	—	—	—	—	(25,076)	(25,076)	—	(25,076)
Stock-based compensation charges	252,943	2	3,100	—	—	—	3,102	—	3,102
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(127)	(127)
Balance March 31, 2020 (unaudited)	126,888,659	$1,269	$138,500	$1,401,628	$(18,645)	$(1,093,240)	$429,512	$—	$429,512
Net income	—	—	—	64,258	—	—	64,258	138	64,396
Dividends declared ($0.19 per share)	—	—	—	(18,244)	—	—	(18,244)	—	(18,244)
Currency translation adjustments	—	—	—	—	856	—	856	—	856
Derivative financial instruments	—	—	—	—	(493)	—	(493)	—	(493)
Defined benefit obligations	—	—	—	—	609	—	609	—	609
Available-for-sale investments	—	—	—	—	154	—	154	—	154
Exercises of stock options	22,556	—	537	—	—	—	537	—	537
Shares placed in treasury	—	—	—	—	—	(47)	(47)	—	(47)
Stock-based compensation charges	38,667	—	4,375	—	—	—	4,375	—	4,375
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(123)	(123)
Balance June 30, 2020 (unaudited)	126,949,882	$1,269	$143,412	$1,447,642	$(17,519)	$(1,093,287)	$481,517	$15	$481,532
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$129,224	$140,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,992	30,565
Income of investees, net of dividends	(5,874)	(927)
Recognition of losses for pension and postretirement plans	1,475	1,553
Stock-based compensation expense	9,273	7,477
Other, net	1,548	2,025
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	93,503	(2,433)
Accounts payable	(16,875)	(6,641)
Retainages	4,308	(76)
Contracts in progress and advance billings on contracts	(53,649)	(27,560)
Income taxes	876	39,098
Accrued and other current liabilities	411	2,612
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(44,746)	(32,996)
Other, net	5,857	2,917
NET CASH PROVIDED BY OPERATING ACTIVITIES	158,323	155,630
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(170,170)	(115,477)
Acquisition of business	—	(16,174)
Purchases of securities	(2,378)	(2,159)
Sales and maturities of securities	2,764	4,305
Investments, net of return of capital, in equity method investees	—	88
Other, net	182	—
NET CASH USED IN INVESTING ACTIVITIES	(169,602)	(129,417)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	625,800	643,000
Repayments of long-term debt	(300,800)	(628,176)
Payment of debt issuance costs	(4,838)	(6,310)
Repayment of bank overdraft	(88,694)	—
Repurchases of common shares	(20,007)	(20,000)
Dividends paid to common shareholders	(40,326)	(36,764)
Exercises of stock options	2,011	1,790
Cash paid for shares withheld to satisfy employee taxes	(4,745)	(5,044)
Other, net	(8,979)	1,137
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	159,422	(50,367)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	64	(690)
TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	148,207	(24,844)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,298	92,400
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$196,505	$67,556
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$20,270	$17,923
Income taxes (net of refunds)	$40,661	$3,274
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$26,328	$17,235
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
•Our Nuclear Services Group segment provides various services to the U.S. Government including nuclear materials management and operation, environmental management and administrative and operating services for various U.S. Government-owned facilities. These services are provided to the U.S. Department of Energy ("DOE"), including the National Nuclear Security Administration, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management, and NASA. Through this segment we deliver services and management solutions to nuclear and high-consequence operations. A significant portion of this segment's operations are conducted through joint ventures. This segment also develops technology for a variety of applications, including advanced nuclear power sources, and offers complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for new advanced nuclear reactors.
See Note 9 for financial information about our segments. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and notes included in our 2020 10-K.
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
Recently Adopted Accounting Standards
There were no accounting standards adopted during the six months ended June 30, 2021.
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
Our effective tax rate for the three months ended June 30, 2021 was 24.7% as compared to 23.4% for the three months ended June 30, 2020. Our effective tax rate for the six months ended June 30, 2021 was 24.4% as compared to 23.3% for the six months ended June 30, 2020. The effective tax rates for the three and six months ended June 30, 2021 and 2020 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rates for the six months ended June 30, 2021 and 2020 were favorably impacted by excess tax benefits recognized related to employee share-based payments of $0.2 million and $0.9 million, respectively.
As of June 30, 2021, we had gross unrecognized tax benefits of $6.3 million (exclusive of interest and federal and state benefits), all of which would reduce our effective tax rate if recognized.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At June 30, 2021, we had restricted cash and cash equivalents totaling $5.8 million, $2.7 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statement of cash flows:

	June 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$190,752	$42,610
Restricted cash and cash equivalents	3,071	3,070
Restricted cash and cash equivalents included in Other Assets	2,682	2,618
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statement of cash flows	$196,505	$48,298
Inventories
At June 30, 2021 and December 31, 2020, Other current assets included inventories totaling $14.8 million and $15.0 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment, Net
Property, plant and equipment, net is stated at cost and is set forth below:

	June 30, 2021	December 31, 2020
	(In thousands)
Land	$9,596	$9,585
Buildings	288,516	267,808
Machinery and equipment	879,725	827,785
Property under construction	469,261	420,374
	1,647,098	1,525,552
Less: Accumulated depreciation	704,970	709,081
Property, Plant and Equipment, Net	$942,128	$816,471
Deferred Debt Issuance Costs
We have included deferred debt issuance costs in the condensed consolidated balance sheets as a direct deduction from the carrying amount of our Long-Term Debt. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of our deferred debt issuance costs:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Balance at beginning of period	$12,269	$8,006
Additions	4,838	6,627
Interest expense (1)	(1,218)	(1,464)
Balance at end of period	$15,889	$13,169
(1)Includes the recognition of prior deferred debt issuance costs associated with the Credit Facility, as defined below, of $(0.7) million for the six months ended June 30, 2020.

Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Currency translation adjustments	$39,675	$24,454
Net unrealized loss on derivative financial instruments	(871)	(496)
Unrecognized prior service cost on benefit obligations	(14,742)	(15,902)
Net unrealized gain on available-for-sale investments	231	142
Accumulated other comprehensive income (loss)	$24,293	$8,198
The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$(95)	$551	$132	$550	Revenues
	(123)	(430)	(128)	(987)	Cost of operations
	(218)	121	4	(437)	Total before tax
	55	(32)	(1)	106	Provision for Income Taxes
	$(163)	$89	$3	$(331)	Net Income
Amortization of prior service cost on benefit obligations	$(738)	$(776)	$(1,475)	$(1,553)	Other – net
	158	167	315	334	Provision for Income Taxes
	$(580)	$(609)	$(1,160)	$(1,219)	Net Income
Total reclassification for the period	$(743)	$(520)	$(1,157)	$(1,550)
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At June 30, 2021, we had deferred approximately $0.9 million of net losses on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended June 30, 2021 and 2020, we recognized (gains) losses of $4.7 million and $3.6 million, respectively, and for the six months ended June 30, 2021 and 2020, we recognized (gains) losses of $8.7 million and $(1.6) million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedging instruments.

At June 30, 2021, our derivative financial instruments consisted of FX forward contracts with a total notional value of $341.4 million with maturities extending to March 2023. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.
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
NOTE 3 – REVENUE RECOGNITION
Disaggregated Revenues
Revenues by geographical area and customer type were as follows:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
United States:
Government	$361,994	$—	$27,258	$389,252	$370,060	$—	$28,486	$398,546
Non-Government	18,019	11,488	2,220	31,727	38,084	6,989	3,731	48,804
	$380,013	$11,488	$29,478	$420,979	$408,144	$6,989	$32,217	$447,350
Canada:
Non-Government	$—	$84,576	$634	$85,210	$—	$57,380	$1,111	$58,491
Other:
Non-Government	$1,329	$5,778	$22	$7,129	$2,108	$3,614	$—	$5,722
Segment Revenues	$381,342	$101,842	$30,134	513,318	$410,252	$67,983	$33,328	511,563
Eliminations				(8,219)				(7,043)
Revenues				$505,099				$504,520

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
United States:
Government	$741,237	$—	$50,027	$791,264	$771,126	$—	$53,082	$824,208
Non-Government	38,685	21,760	3,888	64,333	58,925	16,597	14,940	90,462
	$779,922	$21,760	$53,915	$855,597	$830,051	$16,597	$68,022	$914,670
Canada:
Non-Government	$—	$175,931	$1,654	$177,585	$—	$131,907	$2,071	$133,978
Other:
Non-Government	$3,488	$11,549	$48	$15,085	$3,976	$7,396	$—	$11,372
Segment Revenues	$783,410	$209,240	$55,617	1,048,267	$834,027	$155,900	$70,093	1,060,020
Eliminations				(14,895)				(13,292)
Revenues				$1,033,372				$1,046,728
Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Over time	$381,254	$91,857	$30,134	$503,245	$410,204	$61,590	$33,328	$505,122
Point-in-time	88	9,985	—	10,073	48	6,393	—	6,441
Segment Revenues	$381,342	$101,842	$30,134	513,318	$410,252	$67,983	$33,328	511,563
Eliminations				(8,219)				(7,043)
Revenues				$505,099				$504,520

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Over time	$783,297	$185,744	$55,617	$1,024,658	$833,943	$138,775	$70,093	$1,042,811
Point-in-time	113	23,496	—	23,609	84	17,125	—	17,209
Segment Revenues	$783,410	$209,240	$55,617	1,048,267	$834,027	$155,900	$70,093	1,060,020
Eliminations				(14,895)				(13,292)
Revenues				$1,033,372				$1,046,728

Revenues by contract type were as follows:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Fixed-Price Incentive Fee	$318,844	$3,730	$—	$322,574	$317,180	$394	$—	$317,574
Firm-Fixed-Price	37,766	75,276	9,194	122,236	64,193	61,866	6,911	132,970
Cost-Plus Fee	24,612	—	18,597	43,209	28,827	—	24,018	52,845
Time-and-Materials	120	22,836	2,343	25,299	52	5,723	2,399	8,174
Segment Revenues	$381,342	$101,842	$30,134	513,318	$410,252	$67,983	$33,328	511,563
Eliminations				(8,219)				(7,043)
Revenues				$505,099				$504,520

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Fixed-Price Incentive Fee	$621,169	$4,220	$—	$625,389	$601,554	$886	$—	$602,440
Firm-Fixed-Price	113,135	143,333	14,734	271,202	177,530	132,702	18,548	328,780
Cost-Plus Fee	48,792	—	36,577	85,369	54,823	—	46,511	101,334
Time-and-Materials	314	61,687	4,306	66,307	120	22,312	5,034	27,466
Segment Revenues	$783,410	$209,240	$55,617	1,048,267	$834,027	$155,900	$70,093	1,060,020
Eliminations				(14,895)				(13,292)
Revenues				$1,033,372				$1,046,728
Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the three months ended June 30, 2021 and 2020, we recognized net favorable changes in estimates that resulted in increases in revenues of $3.2 million and $11.4 million, respectively. During the six months ended June 30, 2021 and 2020, we recognized net favorable changes in estimates that resulted in increases in revenues of $9.7 million and $21.0 million, respectively.
Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues recognized over time. Amounts that are withheld on our fixed-price incentive fee contracts are classified within Retainages. Certain of these amounts require conditions other than the passage of time to be achieved, with the remaining amounts only requiring the passage of time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled receivables. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the six months ended June 30, 2021, our unbilled receivables increased $80.5 million primarily as a result of the timing of milestone billings on certain firm-fixed-price contracts within our Nuclear Power Group segment and increases in unbilled receivables on fixed-price incentive fee contracts within our Nuclear Operations Group segment. During the six months ended June 30, 2021, our Advance billings on contracts increased $21.7 million primarily as a result of billings in excess of revenue recognized within our Nuclear Operations Group segment. Our fixed-price incentive fee contracts for our Nuclear Operations Group segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments received during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts.

	June 30,	December 31,
	2021	2020
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$516,775	$436,279
Retainages	$50,982	$55,172
Included in Other Assets:
Retainages	$1,370	$1,488
Advance billings on contracts	$105,242	$83,581
During the three months ended June 30, 2021 and 2020, we recognized $23.1 million and $12.2 million of revenues that were in Advance billings on contracts at December 31, 2020 and 2019, respectively. During the six months ended June 30, 2021 and 2020, we recognized $53.1 million and $42.4 million of revenues that were in Advance billings on contracts at December 31, 2020 and 2019, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Of the remaining performance obligations on our contracts with customers at June 30, 2021, we expect to recognize revenues as follows:

	2021	2022	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$825	$1,235	$2,073	$4,133
Nuclear Power Group	179	202	293	674
Nuclear Services Group	36	6	—	42
Total Remaining Performance Obligations	$1,040	$1,443	$2,366	$4,849
NOTE 4 – LONG-TERM DEBT
Our Long-Term Debt consists of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Secured Debt:
Senior Notes	$1,200,000	$800,000
Credit Facility	—	75,000
Less: Amounts due within one year	400,000	—
Long-Term Debt, gross	800,000	875,000
Less: Deferred debt issuance costs	15,889	12,269
Long-Term Debt	$784,111	$862,731
Maturities of long-term debt subsequent to June 30, 2021 were as follows: 2021 – $400.0 million; 2022 through 2026 – $0.0 million; and thereafter – $800.0 million.
Senior Notes due 2029
We issued $400 million aggregate principal amount of 4.125% senior notes due 2029 (the "Senior Notes due 2029") pursuant to an indenture dated April 13, 2021 (the "2021 Indenture"), among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The Senior Notes due 2029 are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under our credit facility.

Interest on the Senior Notes due 2029 is payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on October 15, 2021, at a rate of 4.125% per annum. The Senior Notes due 2029 will mature on April 15, 2029.
We may redeem the Senior Notes due 2029, in whole or in part, at any time on or after April 15, 2024 at a redemption price equal to (i) 102.063% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on April 15, 2024, (ii) 101.031% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on April 15, 2025 and (iii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after April 15, 2026, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to April 15, 2024, we may also redeem up to 40.0% of the Senior Notes due 2029 with net cash proceeds of certain equity offerings at a redemption price equal to 104.125% of the principal amount of the Senior Notes due 2029 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to April 15, 2024, we may redeem the Senior Notes due 2029, in whole or in part, at a redemption price equal to 100.0% of the principal amount of the Senior Notes due 2029 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of June 30, 2021, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Senior Notes due 2026
On July 15, 2021, using cash on hand and borrowings under our credit facility, we redeemed the $400 million aggregate principal amount outstanding of our 5.375% senior notes due 2026 (the "Senior Notes due 2026") at a redemption price equal to 102.688% of the principal amount, resulting in an early redemption premium of $10.8 million and the write-off of deferred financing costs totaling $4.2 million. These charges will be recorded in our condensed consolidated statement of income during the three months ending September 30, 2021. As of June 30, 2021, the Senior Notes due 2026 were classified as current on our condensed consolidated balance sheet.
NOTE 5 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended June 30, 2021 and 2020, these amounts were $3.2 million and $2.9 million, respectively. For the six months ended June 30, 2021 and 2020, these amounts were $6.3 million and $5.9 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended June 30, 2021 and 2020, these amounts were $(13.4) million and $(9.5) million, respectively. For the six months ended June 30, 2021 and 2020, these amounts were $(26.7) million and $(19.0) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)
Service cost	$2,972	$2,779	$5,929	$5,598	$196	$161	$386	$327
Interest cost	6,781	9,221	13,535	18,523	286	404	568	814
Expected return on plan assets	(20,448)	(19,211)	(40,862)	(38,575)	(715)	(672)	(1,431)	(1,344)
Amortization of prior service cost (credit)	782	825	1,564	1,650	(44)	(49)	(89)	(97)
Net periodic benefit income	$(9,913)	$(6,386)	$(19,834)	$(12,804)	$(277)	$(156)	$(566)	$(300)
NOTE 6 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.

NOTE 7 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at June 30, 2021:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Equities	$800	$—	$—	$800	$—
Mutual funds	7,358	—	7,358	—	—
Available-for-sale securities
U.S. Government and agency securities	2,752	2,752	—	—	—
Corporate bonds	2,396	1,848	548	—	—
Asset-backed securities and collateralized mortgage obligations	58	—	58	—	—
Total	$13,364	$4,600	$7,964	$800	$—
The following is a summary of our investments measured at fair value at December 31, 2020:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Equities	$800	$—	$—	$800	$—
Mutual funds	6,755	—	6,755	—	—
Available-for-sale securities
U.S. Government and agency securities	2,314	2,314	—	—	—
Corporate bonds	3,132	1,738	1,394	—	—
Asset-backed securities and collateralized mortgage obligations	62	—	62	—	—
Total	$13,063	$4,052	$8,211	$800	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At June 30, 2021 and December 31, 2020, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $(0.2) million and $(2.2) million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our Senior Notes due 2026, our 4.125% senior notes due 2028 (the "Senior Notes due 2028") and our Senior Notes due 2029, on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At June 30, 2021 and December 31, 2020, the fair value of our Senior Notes due 2026 was $411.0 million and $415.5 million, respectively, and the fair value of our Senior Notes due 2028 was $407.8 million and $416.7 million, respectively. At June 30, 2021, the fair value of our Senior Notes due 2029 was $405.8 million. The fair value of our remaining debt instruments approximated their carrying values at June 30, 2021 and December 31, 2020.
NOTE 8 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended June 30, 2021 and 2020 totaled $5.0 million and $4.7 million, respectively, with associated tax benefit totaling $0.8 million and $0.8 million, respectively. Stock-based compensation recognized for all of our plans for the six months ended June 30, 2021 and 2020 totaled $9.2 million and $7.3 million, respectively, with associated tax benefit totaling $1.5 million and $1.2 million, respectively.
NOTE 9 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
REVENUES:
Nuclear Operations Group	$381,342	$410,252	$783,410	$834,027
Nuclear Power Group	101,842	67,983	209,240	155,900
Nuclear Services Group	30,134	33,328	55,617	70,093
Eliminations (1)	(8,219)	(7,043)	(14,895)	(13,292)
	$505,099	$504,520	$1,033,372	$1,046,728
(1)Segment revenues are net of the following intersegment transfers:

Nuclear Operations Group Transfers	$(1,523)	$(863)	$(2,463)	$(1,536)
Nuclear Power Group Transfers	(343)	(145)	(524)	(274)
Nuclear Services Group Transfers	(6,353)	(6,035)	(11,908)	(11,482)
	$(8,219)	$(7,043)	$(14,895)	$(13,292)
OPERATING INCOME:
Nuclear Operations Group	$69,157	$85,972	$143,517	$176,331
Nuclear Power Group	10,840	1,102	21,158	9,572
Nuclear Services Group	5,760	4,122	11,507	10,522
Other	(7,246)	(5,600)	(13,132)	(10,959)
	$78,511	$85,596	$163,050	$185,466
Unallocated Corporate (2)	(4,760)	(3,162)	(6,885)	(4,765)
Total Operating Income	$73,751	$82,434	$156,165	$180,701
Other Income (Expense)	5,180	1,646	14,659	1,827
Income before Provision for Income Taxes	$78,931	$84,080	$170,824	$182,528
(2)Unallocated corporate includes general corporate overhead not allocated to segments.

NOTE 10 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$59,347	$64,258	$129,096	$139,757
Weighted-average common shares	95,354,932	95,457,629	95,329,330	95,434,990
Basic earnings per common share	$0.62	$0.67	$1.35	$1.46
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$59,347	$64,258	$129,096	$139,757
Weighted-average common shares (basic)	95,354,932	95,457,629	95,329,330	95,434,990
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	174,257	175,942	214,696	259,982
Adjusted weighted-average common shares	95,529,189	95,633,571	95,544,026	95,694,972
Diluted earnings per common share	$0.62	$0.67	$1.35	$1.46
(1)At June 30, 2021 and 2020, we excluded 7,914 and 8,321 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

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
We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our Company, industries and business environment. We caution that these statements are not guarantees of future performance and you should not rely unduly on them as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. For example, the extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments that are highly uncertain and cannot be predicted, including the length and severity of the COVID-19 health crisis and the potential recurrence of COVID-19, subsequent waves or strains or the development of similar diseases, and the actions to contain the impact of such diseases. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in the section labeled Item 1A, "Risk Factors" in our 2020 10-K, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
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
Nuclear Operations Group
The revenues of our Nuclear Operations Group segment are largely a function of defense spending by the U.S. Government. Through this segment, we engineer, design and manufacture precision naval nuclear components, reactors and nuclear fuel for the U.S. Department of Energy ("DOE")/National Nuclear Safety Administration's Naval Nuclear Propulsion Program. In addition, we perform fabrication activities for missile launch tubes for U.S. Navy submarines. As a supplier of major nuclear components for certain U.S. Government programs, this segment is a significant participant in the defense industry.
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
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2021.
Accounting for Contracts
On certain of our performance obligations, we recognize revenue over time. In accordance with FASB Topic Revenue from Contracts with Customers, we are required to estimate the total amount of costs on these performance obligations. As of June 30, 2021, we have provided for the estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract revenues and costs. A principal risk on fixed-price contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. During the three months ended June 30, 2021 and 2020, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased operating income by approximately $3.2 million and $11.4 million, respectively. During the six months ended June 30, 2021 and 2020, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased operating income by approximately $9.7 million and $21.0 million, respectively.
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
To date, we have experienced localized operational challenges as a result of employee illness, quarantines and social distancing protocols, but the severity of these impacts have subsided significantly. Because developments related to the spread of COVID-19 and its impacts continue to change, it is difficult to predict any future impact at this time. We have experienced, and may experience further, disruptions to demand for our products and services and our operations in the future as a result of, among other things, national, state, provincial or local government enforced quarantines, worker illness or absenteeism, and travel and other restrictions. For similar reasons, the COVID-19 pandemic may also adversely impact our supply chain and other manufacturers, which could delay our receipt of essential goods and services. Any number of these potential risks could have a material adverse effect on our financial condition, results of operations and cash flows.
Government Assistance
On March 27, 2020, the U.S. Government enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which, among other things, provides employers an option to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, we qualify for the deferral of payroll tax payments and as of June 30, 2021, we have deferred $21.4 million that will be due beginning in December 2021. Additionally, on April 11, 2020, the Canadian Government enacted the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan to prevent large layoffs and help employers offset a portion of their employee salaries and wages for a limited period. During the three and six months ended June 30, 2021, we recognized $3.3 million and $4.2 million of subsidies under the CEWS as an offset to operating expenses, respectively. The Canadian Government has extended the CEWS to September 2021 with a number of modifications. These modifications are expected to significantly decrease the amount of future claims for which we may qualify when compared to the prior year.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2021 VS. THREE AND SIX MONTHS ENDED JUNE 30, 2020
Selected financial highlights are presented in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	$ Change	2021	2020	$ Change
	(In thousands)
REVENUES:
Nuclear Operations Group	$381,342	$410,252	$(28,910)	$783,410	$834,027	$(50,617)
Nuclear Power Group	101,842	67,983	33,859	209,240	155,900	53,340
Nuclear Services Group	30,134	33,328	(3,194)	55,617	70,093	(14,476)
Eliminations	(8,219)	(7,043)	(1,176)	(14,895)	(13,292)	(1,603)
	$505,099	$504,520	$579	$1,033,372	$1,046,728	$(13,356)
OPERATING INCOME:
Nuclear Operations Group	$69,157	$85,972	$(16,815)	$143,517	$176,331	$(32,814)
Nuclear Power Group	10,840	1,102	9,738	21,158	9,572	11,586
Nuclear Services Group	5,760	4,122	1,638	11,507	10,522	985
Other	(7,246)	(5,600)	(1,646)	(13,132)	(10,959)	(2,173)
	$78,511	$85,596	$(7,085)	$163,050	$185,466	$(22,416)
Unallocated Corporate	(4,760)	(3,162)	(1,598)	(6,885)	(4,765)	(2,120)
Total Operating Income	$73,751	$82,434	$(8,683)	$156,165	$180,701	$(24,536)
Consolidated Results of Operations
Three months ended June 30, 2021 vs. 2020
Consolidated revenues totaled $505.1 million in the three months ended June 30, 2021 and were relatively unchanged when compared to $504.5 million in the corresponding period of 2020. This was due to an increase in revenues in our Nuclear Power Group segment of $33.9 million which was offset by decreases in revenues from our Nuclear Operations Group and Nuclear Services Group segments totaling $28.9 million and $3.2 million, respectively.
Consolidated operating income decreased $8.7 million to $73.8 million in the three months ended June 30, 2021 compared to $82.4 million for the corresponding period of 2020. Operating income in our Nuclear Operations Group and Other segments decreased by $16.8 million and $1.6 million, respectively. In addition, we experienced higher Unallocated Corporate expenses of $1.6 million when compared to the corresponding period of 2020. These decreases were partially offset by increases in operating income in our Nuclear Power Group and Nuclear Services Group segments of $9.7 million and $1.6 million, respectively.
Six months ended June 30, 2021 vs. 2020
Consolidated revenues decreased 1.3%, or $13.4 million, to $1,033.4 million in the six months ended June 30, 2021 compared to $1,046.7 million for the corresponding period of 2020, due to decreases in revenues from our Nuclear Operations Group and Nuclear Services Group segments totaling $50.6 million and $14.5 million, respectively. These decreases were partially offset by an increase in revenues in our Nuclear Power Group segment of $53.3 million.
Consolidated operating income decreased $24.5 million to $156.2 million in the six months ended June 30, 2021 compared to $180.7 million for the corresponding period of 2020. Operating income in our Nuclear Operations Group and Other segments decreased by $32.8 million and $2.2 million, respectively. In addition, we experienced higher Unallocated Corporate expenses of $2.1 million when compared to the corresponding period of 2020. These decreases were partially offset by increases in operating income in our Nuclear Power Group and Nuclear Services Group segments of $11.6 million and $1.0 million, respectively.

Nuclear Operations Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	$ Change	2021	2020	$ Change
	(In thousands)
Revenues	$381,342	$410,252	$(28,910)	$783,410	$834,027	$(50,617)
Operating Income	$69,157	$85,972	$(16,815)	$143,517	$176,331	$(32,814)
% of Revenues	18.1%	21.0%		18.3%	21.1%
Three months ended June 30, 2021 vs. 2020
Revenues decreased 7.0%, or $28.9 million, to $381.3 million in the three months ended June 30, 2021 compared to $410.3 million for the corresponding period of 2020. The decrease was primarily related to the timing of the procurement of certain long-lead materials when compared to the corresponding period of 2020, which was partially offset by additional volume in the manufacture of nuclear components for U.S. Government programs.
Operating income decreased $16.8 million to $69.2 million in the three months ended June 30, 2021 compared to $86.0 million for the corresponding period of 2020. The decrease was due to the operating income impact of the changes in revenue noted above as well as higher levels of favorable contract adjustments recorded in the corresponding period of the prior year.
Six months ended June 30, 2021 vs. 2020
Revenues decreased 6.1%, or $50.6 million, to $783.4 million in the six months ended June 30, 2021 compared to $834.0 million for the corresponding period of 2020. The decrease was primarily related to the timing of the procurement of certain long-lead materials when compared to the corresponding period of 2020, which was partially offset by additional volume in the manufacture of nuclear components for U.S. Government programs.
Operating income decreased $32.8 million to $143.5 million in the six months ended June 30, 2021 compared to $176.3 million for the corresponding period of 2020. The decrease was due to the operating income impact of the changes in revenue noted above as well as higher levels of favorable contract adjustments recorded in the corresponding period of the prior year.
Nuclear Power Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	$ Change	2021	2020	$ Change
	(In thousands)
Revenues	$101,842	$67,983	$33,859	$209,240	$155,900	$53,340
Operating Income	$10,840	$1,102	$9,738	$21,158	$9,572	$11,586
% of Revenues	10.6%	1.6%		10.1%	6.1%
Three months ended June 30, 2021 vs. 2020
Revenues increased 49.8%, or $33.9 million, to $101.8 million in the three months ended June 30, 2021 compared to $68.0 million for the corresponding period of 2020. The increase was primarily related to higher levels of in-plant inspection, maintenance and modification services totaling $18.8 million as well as additional volume related to the fabrication of nuclear fuel and nuclear fuel handling capabilities when compared to the same period in the prior year. We also experienced an increase in revenues in our medical radioisotopes business as demand began to return following the COVID-19 related declines experienced in the prior year.
Operating income increased $9.7 million to $10.8 million in the three months ended June 30, 2021 compared to $1.1 million for the corresponding period of 2020, due to the operating income impact of the changes in revenue noted above. In addition, we received $3.3 million of wage subsidies under the CEWS to offset the effects of COVID-19 on our Canadian operations.
Six months ended June 30, 2021 vs. 2020
Revenues increased 34.2%, or $53.3 million, to $209.2 million in the six months ended June 30, 2021 compared to $155.9 million for the corresponding period of 2020. The increase was primarily related to higher levels of in-plant inspection, maintenance and modification services totaling $41.8 million as well as increases in revenues in our parts manufacturing and nuclear fuel handling businesses when compared to the same period in the prior year. This was partially offset by lower activity in our nuclear components business of $10.8 million, primarily associated with a major steam generator design and supply contract.
Operating income increased $11.6 million to $21.2 million in the six months ended June 30, 2021 compared to $9.6 million for the corresponding period of 2020, due to the operating income impact of the changes in revenue noted above. In addition, we received $4.2 million of wage subsidies under the CEWS to offset the effects of COVID-19 on our Canadian operations.
Nuclear Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	$ Change	2021	2020	$ Change
	(In thousands)
Revenues	$30,134	$33,328	$(3,194)	$55,617	$70,093	$(14,476)
Operating Income	$5,760	$4,122	$1,638	$11,507	$10,522	$985
% of Revenues	19.1%	12.4%		20.7%	15.0%
Three months ended June 30, 2021 vs. 2020
Revenues decreased 9.6%, or $3.2 million, to $30.1 million in the three months ended June 30, 2021 compared to $33.3 million for the corresponding period of 2020, primarily attributable to lower revenues at our Naval Reactors decommissioning and decontamination project due to the completion of several portions of the contract in the third quarter of 2020. These decreases were partially offset by an increase in design and engineering work executed by our advanced technologies business.
Operating income increased $1.6 million to $5.8 million in the three months ended June 30, 2021 compared to $4.1 million for the corresponding period of 2020 due to higher fee income at several of our sites which was partially offset by the operating income impact associated with the decline in revenues at our Naval Reactors decommissioning and decontamination project.
Six months ended June 30, 2021 vs. 2020
Revenues decreased 20.7%, or $14.5 million, to $55.6 million in the six months ended June 30, 2021 compared to $70.1 million for the corresponding period of 2020, primarily attributable to the divestiture of our U.S.-based commercial nuclear services business during the second quarter of 2020 and lower revenues at our Naval Reactors decommissioning and decontamination project. These decreases were partially offset by an increase in design and engineering work executed by our advanced technologies business.
Operating income increased $1.0 million to $11.5 million in the six months ended June 30, 2021 compared to $10.5 million for the corresponding period of 2020 due to higher fee income at several of our sites which was partially offset by the operating income impact associated with the decline in revenues noted above.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	$ Change	2021	2020	$ Change
	(In thousands)
Operating Income	$(7,246)	$(5,600)	$(1,646)	$(13,132)	$(10,959)	$(2,173)
Operating income decreased $1.6 million and $2.2 million in the three and six months ended June 30, 2021, respectively, compared to the corresponding periods of 2020, primarily due to an increase in costs associated with the commercialization of our new medical radioisotope technology. This was partially offset by a decrease in research and development related activities.

Unallocated Corporate
Unallocated corporate expenses increased $1.6 million and $2.1 million in the three and six months ended June 30, 2021, respectively, compared to the corresponding periods of 2020, primarily due to the timing of healthcare costs which was partially offset by a decrease in legal and consulting costs associated with due diligence activities conducted in the prior year.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	$ Change	2021	2020	$ Change
	(In thousands)
Income before Provision for Income Taxes	$78,931	$84,080	$(5,149)	$170,824	$182,528	$(11,704)
Provision for Income Taxes	$19,522	$19,684	$(162)	$41,600	$42,512	$(912)
Effective Tax Rate	24.7%	23.4%		24.4%	23.3%
We primarily operate in the U.S. and Canada, and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21% and our Canadian tax provision based on the Canadian local statutory rate of approximately 25%.
Our effective tax rate for the three months ended June 30, 2021 was 24.7% as compared to 23.4% for the three months ended June 30, 2020. Our effective tax rate for the six months ended June 30, 2021 was 24.4% as compared to 23.3% for the six months ended June 30, 2020. The effective tax rates for the three and six months ended June 30, 2021 and 2020 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S and the unfavorable rate differential associated with our Canadian earnings. Our effective tax rates for the six months ended June 30, 2021 and 2020 were favorably impacted by excess tax benefits recognized related to employee share-based payments of $0.2 million and $0.9 million, respectively.
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

	June 30, 2021	December 31, 2020
	(In approximate millions)
Nuclear Operations Group	$4,133	$3,659
Nuclear Power Group	674	726
Nuclear Services Group	42	21
Total Backlog	$4,849	$4,406
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Nuclear Services Group segment.

Of the backlog at June 30, 2021, we expect to recognize revenues as follows:

	2021	2022	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$825	$1,235	$2,073	$4,133
Nuclear Power Group	179	202	293	674
Nuclear Services Group	36	6	—	42
Total Backlog	$1,040	$1,443	$2,366	$4,849
At June 30, 2021, our Nuclear Operations Group segment's backlog with the U.S. Government was $3,754.8 million, $94.5 million of which had not yet been funded.
At June 30, 2021, our Nuclear Power Group segment had no backlog with the U.S. Government.
At June 30, 2021, our Nuclear Services Group segment's backlog with the U.S. Government was $41.2 million, all of which was funded.
Major new awards from the U.S. Government are typically received following Congressional approval of the budget for the U.S. Government's next fiscal year, which starts October 1, and may not be awarded to us before the end of the calendar year. Due to the fact that most contracts awarded by the U.S. Government are subject to these annual funding approvals, the total values of the underlying programs are significantly larger. In March 2021, we received awards from the U.S. Government with a combined value of $2.2 billion, inclusive of unexercised options, approximately $1.1 billion of which had been added to backlog as of June 30, 2021.
The value of unexercised options excluded from backlog as of June 30, 2021, including previous awards, was approximately $1.5 billion. Approximately $1.0 billion of these unexercised options are expected to be awarded in 2021, with the remaining balance to be exercised through 2024, subject to annual Congressional appropriations.
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
The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of June 30, 2021, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Revolving Credit Facility bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at June 30, 2021, the margin for Eurocurrency rate and base rate revolving loans was 1.25% and 0.25%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.25% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of June 30, 2021, borrowings and letters of credit issued under the Revolving Credit Facility totaled $0.0 million and $29.5 million, respectively. As a result, as of June 30, 2021 we had $720.5 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements.
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
Senior Notes due 2026
On July 15, 2021, using cash on hand and borrowings under our credit facility, we redeemed the $400 million aggregate principal amount outstanding of our 5.375% senior notes due 2026 (the "Senior Notes due 2026") at a redemption price equal to 102.688% of the principal amount, resulting in an early redemption premium of $10.8 million and the write-off of deferred financing costs totaling $4.2 million. These charges will be recorded in our condensed consolidated statement of income during the three months ending September 30, 2021. As of June 30, 2021, the Senior Notes due 2026 were classified as current on our condensed consolidated balance sheet.
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

The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of June 30, 2021, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
Senior Notes due 2029
We issued $400 million aggregate principal amount of 4.125% Senior Notes due 2029 (the "Senior Notes due 2029") pursuant to an indenture dated April 13, 2021 (the "2021 Indenture"), among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The Senior Notes due 2029 are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Credit Facility.
Interest on the Senior Notes due 2029 is payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on October 15, 2021, at a rate of 4.125% per annum. The Senior Notes due 2029 will mature on April 15, 2029.
We may redeem the Senior Notes due 2029, in whole or in part, at any time on or after April 15, 2024 at a redemption price equal to (i) 102.063% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on April 15, 2024, (ii) 101.031% of the principal amount to be redeemed if the redemption occurs during the twelve-month period beginning on April 15, 2025 and (iii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after April 15, 2026, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to April 15, 2024, we may also redeem up to 40.0% of the Senior Notes due 2029 with net cash proceeds of certain equity offerings at a redemption price equal to 104.125% of the principal amount of the Senior Notes due 2029 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to April 15, 2024, we may redeem the Senior Notes due 2029, in whole or in part, at a redemption price equal to 100.0% of the principal amount of the Senior Notes due 2029 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of June 30, 2021, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of June 30, 2021, bonds issued and outstanding under these arrangements totaled approximately $111.2 million.
Long-term Benefit Obligations
As of June 30, 2021, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $151.3 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $3.1 million for the remainder of 2021 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.

Other
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Domestic	$188,569	$31,376
Foreign	21,300	29,985
Total	$209,869	$61,361
Our working capital decreased by $122.9 million to $121.0 million at June 30, 2021 from $243.9 million at December 31, 2020, due to the reclassification of our Senior Notes due 2026 to current, net of cash proceeds from the issuance of the Senior Notes due 2029. This decrease was partially offset by changes in contracts in progress and advanced billings due to the timing of project cash flows and a decrease in accounts payable associated with the timing of vendor payments.
Our net cash provided by operating activities increased by $2.7 million to $158.3 million in the six months ended June 30, 2021, compared to $155.6 million in the six months ended June 30, 2020. The increase in cash provided by operating activities was primarily attributable to the timing of project cash flows, partially offset by the timing of income tax payments compared to the prior year.
Our net cash used in investing activities increased by $40.2 million to $169.6 million in the six months ended June 30, 2021, compared to $129.4 million in the six months ended June 30, 2020. The increase in cash used in investing activities was primarily attributable to an increase in purchases of property, plant and equipment of $54.7 million, partially offset by a $16.2 million decrease attributable to our acquisition of Precision Manufacturing in the six months ended June 30, 2020.
Our net cash provided by financing activities increased by $209.8 million to $159.4 million in the six months ended June 30, 2021, compared to cash used in financing activities of $50.4 million in the six months ended June 30, 2020. The increase in cash provided by financing activities was primarily attributable to an increase in net borrowings of long-term debt of $310.2 million, partially offset by the repayment of bank overdrafts of $88.7 million.
At June 30, 2021, we had restricted cash and cash equivalents totaling $5.8 million, $2.7 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At June 30, 2021, we had short-term and long-term investments with a fair value of $13.4 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and mutual funds. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next 12 months.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2020 10-K.
Item 4.    CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended June 30, 2021. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
April 1, 2021 - April 30, 2021	560	$66.92	—	$623.4
May 1, 2021 - May 31, 2021	314	$65.61	—	$623.4
June 1, 2021 - June 30, 2021	—	—	—	$623.4
Total	874	$66.45	—
(1)Includes 560 and 314 shares repurchased during April and May, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
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

4.2	Form of 4.125% Senior Notes Due 2029 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2021).

10.1	Form of 2021 Performance Restricted Stock Unit Grant Agreement for Employees.

10.2	Form of 2021 Restricted Stock Unit Grant Agreement for Employees.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

August 2, 2021