Form 10-Q
period 2021-09-30
BWX Technologies, Inc.
filed 2021-11-01
CIK 1486957

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
For the quarterly period ended September 30, 2021.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at October 28, 2021 was 92,201,983.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2021	December 31, 2020
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$69,381	$42,610
Restricted cash and cash equivalents	3,071	3,070
Investments	3,820	3,707
Accounts receivable – trade, net	57,136	153,368
Accounts receivable – other	24,471	22,239
Retainages	70,176	55,172
Contracts in progress	540,504	449,176
Other current assets	45,264	44,256
Total Current Assets	813,823	773,598
Property, Plant and Equipment, Net	983,974	816,471
Investments	10,031	9,356
Goodwill	285,066	283,708
Deferred Income Taxes	25,431	49,415
Investments in Unconsolidated Affiliates	84,636	71,806
Intangible Assets	187,384	192,751
Other Assets	99,368	96,398
TOTAL	$2,489,713	$2,293,503
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2021	December 31, 2020
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Bank overdraft	$—	$88,694
Accounts payable	137,936	184,392
Accrued employee benefits	74,102	89,740
Accrued liabilities – other	77,872	78,028
Advance billings on contracts	102,370	83,581
Accrued warranty expense	5,513	5,292
Total Current Liabilities	397,793	529,727
Long-Term Debt	1,253,832	862,731
Accumulated Postretirement Benefit Obligation	24,389	25,689
Environmental Liabilities	93,051	84,153
Pension Liability	109,829	144,859
Other Liabilities	32,245	28,576
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 127,303,992 and 127,009,536 shares at September 30, 2021 and December 31, 2020, respectively	1,273	1,270
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	170,514	153,800
Retained earnings	1,678,478	1,549,950
Treasury stock at cost, 35,102,009 and 31,698,747 shares at September 30, 2021 and December 31, 2020, respectively	(1,286,261)	(1,095,452)
Accumulated other comprehensive income (loss)	14,311	8,198
Stockholders' Equity – BWX Technologies, Inc.	578,315	617,766
Noncontrolling interest	259	2
Total Stockholders' Equity	578,574	617,768
TOTAL	$2,489,713	$2,293,503
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$498,727	$519,878	$1,532,099	$1,566,606
Costs and Expenses:
Cost of operations	361,530	373,783	1,130,153	1,133,760
Research and development costs	2,870	2,933	9,491	11,565
Losses (gains) on asset disposals and impairments, net	(981)	25	(1,018)	324
Selling, general and administrative expenses	58,458	62,638	176,037	170,733
Total Costs and Expenses	421,877	439,379	1,314,663	1,316,382
Equity in Income of Investees	10,618	8,271	26,197	19,247
Operating Income	87,468	88,770	243,633	269,471
Other Income (Expense):
Interest income	160	161	369	453
Interest expense	(11,483)	(7,701)	(28,725)	(23,533)
Other – net	1,624	10,652	33,316	28,019
Total Other Income (Expense)	(9,699)	3,112	4,960	4,939
Income before Provision for Income Taxes	77,769	91,882	248,593	274,410
Provision for Income Taxes	17,611	18,687	59,211	61,199
Net Income	$60,158	$73,195	$189,382	$213,211
Net Income Attributable to Noncontrolling Interest	(244)	(24)	(372)	(283)
Net Income Attributable to BWX Technologies, Inc.	$59,914	$73,171	$189,010	$212,928
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.64	$0.77	$1.99	$2.23
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.63	$0.76	$1.99	$2.22
Shares used in the computation of earnings per share (Note 10):
Basic	94,277,253	95,483,003	94,978,638	95,450,994
Diluted	94,483,975	95,730,696	95,190,676	95,706,880
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited) (In thousands)
Net Income	$60,158	$73,195	$189,382	$213,211
Other Comprehensive Income (Loss):
Currency translation adjustments	(10,605)	8,704	4,616	(2,380)
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $43, $(12), $167 and $20, respectively	(119)	32	(491)	(59)
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $(61), $79, $(60) and $(27), respectively	181	(232)	178	99
Amortization of benefit plan costs, net of tax benefit of $(153), $(141), $(468) and $(475), respectively	561	688	1,721	1,907
Unrealized gains (losses) on investments arising during the period, net of tax benefit (provision) of $0, $1, $60 and $(1), respectively	—	(81)	89	(527)
Other Comprehensive Income (Loss)	(9,982)	9,111	6,113	(960)
Total Comprehensive Income	50,176	82,306	195,495	212,251
Comprehensive Income Attributable to Noncontrolling Interest	(244)	(29)	(372)	(283)
Comprehensive Income Attributable to BWX Technologies, Inc.	$49,932	$82,277	$195,123	$211,968
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2020	127,009,536	$1,270	$153,800	$1,549,950	$8,198	$(1,095,452)	$617,766	$2	$617,768
Net income	—	—	—	69,749	—	—	69,749	66	69,815
Dividends declared ($0.21 per share)	—	—	—	(20,173)	—	—	(20,173)	—	(20,173)
Currency translation adjustments	—	—	—	—	8,001	—	8,001	—	8,001
Derivative financial instruments	—	—	—	—	(578)	—	(578)	—	(578)
Defined benefit obligations	—	—	—	—	580	—	580	—	580
Available-for-sale investments	—	—	—	—	89	—	89	—	89
Exercises of stock options	61,260	—	1,517	—	—	—	1,517	—	1,517
Shares placed in treasury	—	—	—	—	—	(24,694)	(24,694)	—	(24,694)
Stock-based compensation charges	191,350	3	3,978	—	—	—	3,981	—	3,981
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—
Balance March 31, 2021 (unaudited)	127,262,146	$1,273	$159,295	$1,599,526	$16,290	$(1,120,146)	$656,238	$68	$656,306
Net income	—	—	—	59,347	—	—	59,347	62	59,409
Dividends declared ($0.21 per share)	—	—	—	(20,164)	—	—	(20,164)	—	(20,164)
Currency translation adjustments	—	—	—	—	7,220	—	7,220	—	7,220
Derivative financial instruments	—	—	—	—	203	—	203	—	203
Defined benefit obligations	—	—	—	—	580	—	580	—	580
Available-for-sale investments	—	—	—	—	—	—	—	—	—
Exercises of stock options	13,936	—	339	—	—	—	339	—	339
Shares placed in treasury	—	—	—	—	—	(58)	(58)	—	(58)
Stock-based compensation charges	11,597	—	5,292	—	—	—	5,292	—	5,292
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Balance June 30, 2021 (unaudited)	127,287,679	$1,273	$164,926	$1,638,709	$24,293	$(1,120,204)	$708,997	$90	$709,087
Net income	—	—	—	59,914	—	—	59,914	244	60,158
Dividends declared ($0.21 per share)	—	—	—	(20,145)	—	—	(20,145)	—	(20,145)
Currency translation adjustments	—	—	—	—	(10,605)	—	(10,605)	—	(10,605)
Derivative financial instruments	—	—	—	—	62	—	62	—	62
Defined benefit obligations	—	—	—	—	561	—	561	—	561
Available-for-sale investments	—	—	—	—	—	—	—	—	—
Exercises of stock options	—	—	—	—	—	—	—	—	—
Shares placed in treasury	—	—	—	—	—	(166,057)	(166,057)	—	(166,057)
Stock-based compensation charges	16,313	—	5,588	—	—	—	5,588	—	5,588
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(75)	(75)
Balance September 30, 2021 (unaudited)	127,303,992	$1,273	$170,514	$1,678,478	$14,311	$(1,286,261)	$578,315	$259	$578,574

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2019	126,579,285	$1,266	$134,069	$1,344,383	$(7,448)	$(1,068,164)	$404,106	$6	$404,112
Net income	—	—	—	75,499	—	—	75,499	121	75,620
Dividends declared ($0.19 per share)	—	—	—	(18,254)	—	—	(18,254)	—	(18,254)
Currency translation adjustments	—	—	—	—	(11,940)	—	(11,940)	—	(11,940)
Derivative financial instruments	—	—	—	—	733	—	733	—	733
Defined benefit obligations	—	—	—	—	610	—	610	—	610
Available-for-sale investments	—	—	—	—	(600)	—	(600)	—	(600)
Exercises of stock options	56,431	1	1,331	—	—	—	1,332	—	1,332
Shares placed in treasury	—	—	—	—	—	(25,076)	(25,076)	—	(25,076)
Stock-based compensation charges	252,943	2	3,100	—	—	—	3,102	—	3,102
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(127)	(127)
Balance March 31, 2020 (unaudited)	126,888,659	$1,269	$138,500	$1,401,628	$(18,645)	$(1,093,240)	$429,512	$—	$429,512
Net income	—	—	—	64,258	—	—	64,258	138	64,396
Dividends declared ($0.19 per share)	—	—	—	(18,244)	—	—	(18,244)	—	(18,244)
Currency translation adjustments	—	—	—	—	856	—	856	—	856
Derivative financial instruments	—	—	—	—	(493)	—	(493)	—	(493)
Defined benefit obligations	—	—	—	—	609	—	609	—	609
Available-for-sale investments	—	—	—	—	154	—	154	—	154
Exercises of stock options	22,556	—	537	—	—	—	537	—	537
Shares placed in treasury	—	—	—	—	—	(47)	(47)	—	(47)
Stock-based compensation charges	38,667	—	4,375	—	—	—	4,375	—	4,375
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(123)	(123)
Balance June 30, 2020 (unaudited)	126,949,882	$1,269	$143,412	$1,447,642	$(17,519)	$(1,093,287)	$481,517	$15	$481,532
Net income	—	—	—	73,171	—	—	73,171	24	73,195
Dividends declared ($0.19 per share)	—	—	—	(18,242)	—	—	(18,242)	—	(18,242)
Currency translation adjustments	—	—	—	—	8,704	—	8,704	—	8,704
Derivative financial instruments	—	—	—	—	(200)	—	(200)	—	(200)
Defined benefit obligations	—	—	—	—	688	—	688	—	688
Available-for-sale investments	—	—	—	—	(81)	—	(81)	—	(81)
Exercises of stock options	—	—	199	—	—	—	199	—	199
Shares placed in treasury	—	—	—	—	—	(232)	(232)	—	(232)
Stock-based compensation charges	21,031	1	4,661	—	—	—	4,662	—	4,662
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(145)	(145)
Balance September 30, 2020 (unaudited)	126,970,913	$1,270	$148,272	$1,502,571	$(8,408)	$(1,093,519)	$550,186	$(106)	$550,080
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$189,382	$213,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,476	45,458
Income of investees, net of dividends	(12,375)	(4,183)
Recognition of losses for pension and postretirement plans	2,189	2,382
Stock-based compensation expense	14,861	12,139
Premium for early redemption of senior notes	10,752	—
Recognition of debt issuance costs from former debt instruments	4,212	665
Other, net	1,039	325
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	99,604	(43,081)
Accounts payable	(20,787)	9,614
Retainages	(14,780)	(25,495)
Contracts in progress and advance billings on contracts	(71,020)	(65,077)
Income taxes	15,723	5,090
Accrued and other current liabilities	1,922	23,350
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(53,430)	(29,741)
Other, net	7,810	3,437
NET CASH PROVIDED BY OPERATING ACTIVITIES	225,578	148,094
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(236,656)	(179,972)
Acquisition of business	—	(15,905)
Purchases of securities	(3,560)	(2,563)
Sales and maturities of securities	3,417	4,709
Other, net	2,718	91
NET CASH USED IN INVESTING ACTIVITIES	(234,081)	(193,640)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,215,800	805,800
Repayments of long-term debt	(825,800)	(715,976)
Premium for early redemption of senior notes	(10,752)	—
Payment of debt issuance costs	(4,838)	(6,788)
Repayment of bank overdraft	(88,694)	—
Repurchases of common stock	(185,778)	(20,027)
Dividends paid to common shareholders	(60,277)	(54,908)
Exercises of stock options	2,011	1,989
Cash paid for shares withheld to satisfy employee taxes	(5,031)	(5,249)
Other, net	(1,282)	237
NET CASH PROVIDED BY FINANCING ACTIVITIES	35,359	5,078
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	155	(1,299)
TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	27,011	(41,767)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,298	92,400
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,309	$50,633
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$32,209	$28,423
Income taxes (net of refunds)	$43,236	$55,688
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$25,106	$20,613
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported in our condensed consolidated statements of cash flows to conform to the presentation for the nine months ended September, 30, 2021. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
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
See Note 9 for financial information about our segments. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and notes included in our 2020 10-K.
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
Recently Adopted Accounting Standards
There were no accounting standards adopted during the nine months ended September 30, 2021.
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
Our effective tax rate for the three months ended September 30, 2021 was 22.6% as compared to 20.3% for the three months ended September 30, 2020. Our effective tax rate for the nine months ended September 30, 2021 was 23.8% as compared to 22.3% for the nine months ended September 30, 2020. The effective tax rates for the three and nine months ended September 30, 2021 and the nine months ended September 30, 2020 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. The effective tax rate for the three months ended September 30, 2020 was lower than the U.S. corporate income tax rate of 21% primarily due to the Company electing the global intangible low-taxed income ("GILTI") high-tax exception for 2020 and retroactively for the 2018 and 2019 tax years as allowed per the final regulations released by the Internal Revenue Service in July 2020. Our effective tax rates for the nine months ended September 30, 2021 and 2020 were favorably impacted by excess tax benefits recognized related to employee share-based payments of $0.2 million and $0.9 million, respectively.
As of September 30, 2021, we had gross unrecognized tax benefits of $6.8 million (exclusive of interest and federal and state benefits), all of which would reduce our effective tax rate if recognized.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At September 30, 2021, we had restricted cash and cash equivalents totaling $5.9 million, $2.9 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statement of cash flows:

	September 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$69,381	$42,610
Restricted cash and cash equivalents	3,071	3,070
Restricted cash and cash equivalents included in Other Assets	2,857	2,618
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statement of cash flows	$75,309	$48,298
Inventories
At September 30, 2021 and December 31, 2020, Other current assets included inventories totaling $14.9 million and $15.0 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment, Net
Property, plant and equipment, net is stated at cost and is set forth below:

	September 30, 2021	December 31, 2020
	(In thousands)
Land	$9,589	$9,585
Buildings	296,915	267,808
Machinery and equipment	921,429	827,785
Property under construction	471,905	420,374
	1,699,838	1,525,552
Less: Accumulated depreciation	715,864	709,081
Property, Plant and Equipment, Net	$983,974	$816,471
Deferred Debt Issuance Costs
We have included deferred debt issuance costs in the condensed consolidated balance sheets as a direct deduction from the carrying amount of our Long-Term Debt. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of our deferred debt issuance costs:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Balance at beginning of period	$12,269	$8,006
Additions	4,838	6,804
Interest expense (1)	(5,939)	(2,007)
Balance at end of period	$11,168	$12,803
(1)Includes the recognition of prior deferred debt issuance costs associated with the Senior Notes due 2026, as defined below, of $(4.2) million for the nine months ended September 30, 2021. Includes the recognition of prior deferred debt issuance costs associated with our Credit Agreement dated as of May 24, 2018 of $(0.7) million for the nine months ended September 30, 2020.

Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Currency translation adjustments	$29,070	$24,454
Net unrealized loss on derivative financial instruments	(809)	(496)
Unrecognized prior service cost on benefit obligations	(14,181)	(15,902)
Net unrealized gain on available-for-sale investments	231	142
Accumulated other comprehensive income (loss)	$14,311	$8,198
The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$194	$(971)	$326	$(421)	Revenues
	(436)	1,282	(564)	295	Cost of operations
	(242)	311	(238)	(126)	Total before tax
	61	(79)	60	27	Provision for Income Taxes
	$(181)	$232	$(178)	$(99)	Net Income
Amortization of prior service cost on benefit obligations	$(714)	$(829)	$(2,189)	$(2,382)	Other – net
	153	141	468	475	Provision for Income Taxes
	$(561)	$(688)	$(1,721)	$(1,907)	Net Income
Total reclassification for the period	$(742)	$(456)	$(1,899)	$(2,006)
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At September 30, 2021, we had deferred approximately $0.8 million of net losses on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended September 30, 2021 and 2020, we recognized (gains) losses of $(7.8) million and $0.7 million, respectively, and for the nine months ended September 30, 2021 and 2020, we recognized (gains) losses of $0.9 million and $(0.9) million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedging instruments.
At September 30, 2021, our derivative financial instruments consisted of FX forward contracts with a total notional value of $354.1 million with maturities extending to June 2023. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.
NOTE 2 – ACQUISITIONS
Laker Energy Products Ltd.
On January 2, 2020, our subsidiary BWXT Canada Ltd. acquired Laker Energy Products Ltd., which was renamed BWXT Precision Manufacturing Inc. ("Precision Manufacturing"), for CAD 23.3 million ($17.8 million U.S. dollar equivalent). We were subject to the payment of contingent consideration of which we had recognized CAD 2.5 million as a component of the purchase price. Our purchase price allocation resulted in the recognition of $8.4 million of Property, Plant and Equipment, Net, $8.2 million of Intangible Assets and $5.8 million of Goodwill. In addition, we recognized right-of-use assets and lease liabilities of $2.7 million. During the quarter ended September 30, 2021, we entered into an agreement with the seller resulting in no contingent consideration due and recognized a gain of $2.0 million (CAD 2.5 million) as a component of Cost of operations during the three and nine months ended September 30, 2021. Precision Manufacturing is a global supplier of nuclear-grade materials and precisely machined components for CANDU nuclear power utilities, employs approximately 140 personnel and is reported as part of our Nuclear Power Group segment.
NOTE 3 – REVENUE RECOGNITION
Disaggregated Revenues
Revenues by geographical area and customer type were as follows:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
United States:
Government	$359,529	$—	$33,902	$393,431	$362,149	$—	$30,678	$392,827
Non-Government	26,107	11,492	924	38,523	22,577	9,479	2,095	34,151
	$385,636	$11,492	$34,826	$431,954	$384,726	$9,479	$32,773	$426,978
Canada:
Non-Government	$—	$69,285	$887	$70,172	$—	$89,358	$934	$90,292
Other:
Non-Government	$982	$2,605	$26	$3,613	$1,776	$9,267	$—	$11,043
Segment Revenues	$386,618	$83,382	$35,739	505,739	$386,502	$108,104	$33,707	528,313
Eliminations				(7,012)				(8,435)
Revenues				$498,727				$519,878

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
United States:
Government	$1,100,766	$—	$83,929	$1,184,695	$1,133,275	$—	$83,760	$1,217,035
Non-Government	64,792	33,252	4,812	102,856	81,502	26,076	17,035	124,613
	$1,165,558	$33,252	$88,741	$1,287,551	$1,214,777	$26,076	$100,795	$1,341,648
Canada:
Non-Government	$—	$245,216	$2,541	$247,757	$—	$221,265	$3,005	$224,270
Other:
Non-Government	$4,470	$14,154	$74	$18,698	$5,752	$16,663	$—	$22,415
Segment Revenues	$1,170,028	$292,622	$91,356	1,554,006	$1,220,529	$264,004	$103,800	1,588,333
Eliminations				(21,907)				(21,727)
Revenues				$1,532,099				$1,566,606
Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Over time	$386,618	$68,983	$35,739	$491,340	$386,443	$90,975	$33,707	$511,125
Point-in-time	—	14,399	—	14,399	59	17,129	—	17,188
Segment Revenues	$386,618	$83,382	$35,739	505,739	$386,502	$108,104	$33,707	528,313
Eliminations				(7,012)				(8,435)
Revenues				$498,727				$519,878

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Over time	$1,169,915	$254,727	$91,356	$1,515,998	$1,220,386	$229,750	$103,800	$1,553,936
Point-in-time	113	37,895	—	38,008	143	34,254	—	34,397
Segment Revenues	$1,170,028	$292,622	$91,356	1,554,006	$1,220,529	$264,004	$103,800	1,588,333
Eliminations				(21,907)				(21,727)
Revenues				$1,532,099				$1,566,606

Revenues by contract type were as follows:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Fixed-Price Incentive Fee	$306,036	$3,452	$—	$309,488	$309,621	$302	$—	$309,923
Firm-Fixed-Price	51,943	69,993	11,177	133,113	46,864	79,748	5,747	132,359
Cost-Plus Fee	28,059	—	19,691	47,750	29,714	—	25,525	55,239
Time-and-Materials	580	9,937	4,871	15,388	303	28,054	2,435	30,792
Segment Revenues	$386,618	$83,382	$35,739	505,739	$386,502	$108,104	$33,707	528,313
Eliminations				(7,012)				(8,435)
Revenues				$498,727				$519,878

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Fixed-Price Incentive Fee	$927,205	$7,672	$—	$934,877	$911,175	$1,188	$—	$912,363
Firm-Fixed-Price	165,078	213,326	25,911	404,315	224,394	212,450	24,295	461,139
Cost-Plus Fee	76,851	—	56,268	133,119	84,537	—	72,036	156,573
Time-and-Materials	894	71,624	9,177	81,695	423	50,366	7,469	58,258
Segment Revenues	$1,170,028	$292,622	$91,356	1,554,006	$1,220,529	$264,004	$103,800	1,588,333
Eliminations				(21,907)				(21,727)
Revenues				$1,532,099				$1,566,606
Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the three months ended September 30, 2021 and 2020, we recognized net favorable changes in estimates that resulted in increases in revenues of $18.1 million and $7.8 million, respectively. During the nine months ended September 30, 2021 and 2020, we recognized net favorable changes in estimates that resulted in increases in revenues of $27.8 million and $28.8 million, respectively.
Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues recognized over time. Amounts that are withheld on our fixed-price incentive fee contracts are classified within Retainages. Certain of these amounts require conditions other than the passage of time to be achieved, with the remaining amounts only requiring the passage of time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled receivables. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the nine months ended September 30, 2021, our unbilled receivables increased $90.8 million primarily as a result of fixed-price incentive fee contracts within our Nuclear Operations Group segment and the timing of milestone billings on certain firm-fixed-price contracts within our Nuclear Power Group segment. During the nine months ended September 30, 2021, our Advance billings on contracts increased $18.8 million primarily as a result of billings in excess of revenue recognized on certain firm-fixed-price contracts within our Nuclear Operations Group segment. Our fixed-price incentive fee contracts for our Nuclear Operations Group segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments received during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts.

	September 30,	December 31,
	2021	2020
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$527,038	$436,279
Retainages	$70,176	$55,172
Included in Other Assets:
Retainages	$1,264	$1,488
Advance billings on contracts	$102,370	$83,581
During the three months ended September 30, 2021 and 2020, we recognized $14.0 million and $5.7 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year. During the nine months ended September 30, 2021 and 2020, we recognized $67.1 million and $48.1 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Of the remaining performance obligations on our contracts with customers at September 30, 2021, we expect to recognize revenues as follows:

	2021	2022	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$457	$1,174	$2,152	$3,783
Nuclear Power Group	113	224	351	688
Nuclear Services Group	19	11	—	30
Total Remaining Performance Obligations	$589	$1,409	$2,503	$4,501
NOTE 4 – LONG-TERM DEBT
Our Long-Term Debt consists of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Secured Debt:
Senior Notes	$800,000	$800,000
Credit Facility	465,000	75,000
Less: Amounts due within one year	—	—
Long-Term Debt, gross	1,265,000	875,000
Less: Deferred debt issuance costs	11,168	12,269
Long-Term Debt	$1,253,832	$862,731
Maturities of long-term debt subsequent to September 30, 2021 were as follows: 2021 through 2024 – $0.0 million; 2025 – $465.0 million; 2026 – $0.0 million; and thereafter – $800.0 million.
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
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of September 30, 2021, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Senior Notes due 2026
On July 15, 2021, using cash on hand and borrowings under our credit facility, we redeemed the $400 million aggregate principal amount outstanding of our 5.375% senior notes due 2026 (the "Senior Notes due 2026") at a redemption price equal to 102.688% of the principal amount, resulting in an early redemption premium of $10.8 million and the write-off of deferred debt issuance costs totaling $4.2 million. These charges were recorded in our condensed consolidated statement of income during the three months ended September 30, 2021 as components of Other – net and Interest expense, respectively.
NOTE 5 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended September 30, 2021 and 2020, these amounts were $3.0 million and $2.5 million, respectively. For the nine months ended September 30, 2021 and 2020, these amounts were $9.3 million and $8.5 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended September 30, 2021 and 2020, these amounts were $(13.0) million and $(9.5) million, respectively. For the nine months ended September 30, 2021 and 2020, these amounts were $(40.0) million and $(28.5) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)
Service cost	$2,824	$2,382	$8,753	$7,980	$180	$153	$566	$480
Interest cost	6,846	9,359	20,381	27,882	330	393	898	1,207
Expected return on plan assets	(20,477)	(19,368)	(61,339)	(57,943)	(437)	(675)	(2,168)	(2,019)
Amortization of prior service cost (credit)	758	877	2,322	2,527	(44)	(48)	(133)	(145)
Net periodic benefit income	$(10,049)	$(6,750)	$(29,883)	$(19,554)	$29	$(177)	$(837)	$(477)
NOTE 6 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.

NOTE 7 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at September 30, 2021:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Equities	$800	$—	$—	$800	$—
Mutual funds	7,323	—	7,323	—	—
Available-for-sale securities
U.S. Government and agency securities	2,745	2,745	—	—	—
Corporate bonds	2,925	1,850	1,075	—	—
Asset-backed securities and collateralized mortgage obligations	58	—	58	—	—
Total	$13,851	$4,595	$8,456	$800	$—
The following is a summary of our investments measured at fair value at December 31, 2020:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Equities	$800	$—	$—	$800	$—
Mutual funds	6,755	—	6,755	—	—
Available-for-sale securities
U.S. Government and agency securities	2,314	2,314	—	—	—
Corporate bonds	3,132	1,738	1,394	—	—
Asset-backed securities and collateralized mortgage obligations	62	—	62	—	—
Total	$13,063	$4,052	$8,211	$800	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At September 30, 2021 and December 31, 2020, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $(0.5) million and $(2.2) million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our Senior Notes due 2026, our 4.125% senior notes due 2028 (the "Senior Notes due 2028") and our Senior Notes due 2029, on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At December 31, 2020, the fair value of our Senior Notes due 2026 was $415.5 million. At September 30, 2021 and December 31, 2020, the fair value of our Senior Notes due 2028 was $409.3 million and $416.7 million, respectively. At September 30, 2021, the fair value of our Senior Notes due 2029 was $409.3 million. The fair value of our remaining debt instruments approximated their carrying values at September 30, 2021 and December 31, 2020.
NOTE 8 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended September 30, 2021 and 2020 totaled $5.5 million and $4.7 million, respectively, with associated tax benefit totaling $1.0 million and $0.9 million, respectively. Stock-based compensation recognized for all of our plans for the nine months ended September 30, 2021 and 2020 totaled $14.7 million and $12.0 million, respectively, with associated tax benefit totaling $2.5 million and $2.1 million, respectively.
NOTE 9 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
REVENUES:
Nuclear Operations Group	$386,618	$386,502	$1,170,028	$1,220,529
Nuclear Power Group	83,382	108,104	292,622	264,004
Nuclear Services Group	35,739	33,707	91,356	103,800
Eliminations (1)	(7,012)	(8,435)	(21,907)	(21,727)
	$498,727	$519,878	$1,532,099	$1,566,606
(1)Segment revenues are net of the following intersegment transfers:

Nuclear Operations Group Transfers	$(1,285)	$(970)	$(3,748)	$(2,506)
Nuclear Power Group Transfers	(122)	(56)	(646)	(330)
Nuclear Services Group Transfers	(5,605)	(7,409)	(17,513)	(18,891)
	$(7,012)	$(8,435)	$(21,907)	$(21,727)
OPERATING INCOME:
Nuclear Operations Group	$79,372	$68,460	$222,889	$244,791
Nuclear Power Group	8,977	29,199	30,135	38,771
Nuclear Services Group	10,304	7,557	21,811	18,079
Other	(6,186)	(5,714)	(19,318)	(16,673)
	$92,467	$99,502	$255,517	$284,968
Unallocated Corporate (2)	(4,999)	(10,732)	(11,884)	(15,497)
Total Operating Income	$87,468	$88,770	$243,633	$269,471
Other Income (Expense)	(9,699)	3,112	4,960	4,939
Income before Provision for Income Taxes	$77,769	$91,882	$248,593	$274,410
(2)Unallocated corporate includes general corporate overhead not allocated to segments.

NOTE 10 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$59,914	$73,171	$189,010	$212,928
Weighted-average common shares	94,277,253	95,483,003	94,978,638	95,450,994
Basic earnings per common share	$0.64	$0.77	$1.99	$2.23
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$59,914	$73,171	$189,010	$212,928
Weighted-average common shares (basic)	94,277,253	95,483,003	94,978,638	95,450,994
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	206,722	247,693	212,038	255,886
Adjusted weighted-average common shares	94,483,975	95,730,696	95,190,676	95,706,880
Diluted earnings per common share	$0.63	$0.76	$1.99	$2.22
(1)At September 30, 2021 and 2020, none of our shares were antidilutive.

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
We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our Company, industries and business environment. We caution that these statements are not guarantees of future performance and you should not rely unduly on them as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. The extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments that are highly uncertain and cannot be predicted, including the length and severity of the COVID-19 health crisis and the potential recurrence of COVID-19, subsequent waves or strains or the development of similar diseases, the actions to contain the impact of such diseases, and potential employee unrest. For example, in October 2021, the Company announced the implementation of a vaccine mandate for all U.S.-based employeed consistent with the September 2021 U.S. Government executive order mandating COVID-19 vaccines for federal contractors. The impact of these requirements could result in work interruptions, employee attrition and recruiting challenges, which could have an adverse effect on our business operations and financial results. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in the section labeled Item 1A, "Risk Factors" in our 2020 10-K, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
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
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2021.

Accounting for Contracts
On certain of our performance obligations, we recognize revenue over time. In accordance with FASB Topic Revenue from Contracts with Customers, we are required to estimate the total amount of costs on these performance obligations. As of September 30, 2021, we have provided for the estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract revenues and costs. A principal risk on fixed-price contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. During the three months ended September 30, 2021 and 2020, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased operating income by approximately $18.1 million and $7.8 million, respectively. During the nine months ended September 30, 2021 and 2020, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased operating income by approximately $27.8 million and $28.8 million, respectively.
COVID-19 Assessment
General
We continue to monitor the COVID-19 pandemic and its impacts and potential impacts on our business. We have received notifications from the U.S. and Canadian governments designating BWXT as an essential business given our roles in national security, energy production and medical manufacturing. We continue to operate our facilities and have taken numerous precautions to mitigate exposure and protect the health and well-being of our workforce, including arranging for the vaccination of our workforce, where possible. In September 2021, the U.S. Government issued an executive order requiring that U.S.-based employees of federal contractors and their subcontractors working on U.S. government contracts be vaccinated for COVID-19 by December 8, 2021, subject to limited exemptions for those legally entitled to an accommodation. In compliance with the executive order, in October 2021 the Company announced a vaccine mandate for all of its U.S. employees.
To date, we have experienced localized operational challenges as a result of employee illness, quarantines and social distancing protocols, but the severity of these impacts have subsided significantly. Because developments related to the spread of COVID-19 and its impacts continue to change, it is difficult to predict any future impact at this time. We have experienced, and may experience further, disruptions to demand for our products and services and our operations in the future as a result of, among other things, national, state, provincial or local government enforced quarantines, vaccine mandates and related labor issues, worker illness, absenteeism or attrition, and travel and other restrictions. For similar reasons, the COVID-19 pandemic may also adversely impact our supply chain and other manufacturers, which could delay our receipt of essential goods and services. Any number of these potential risks could have a material adverse effect on our financial condition, results of operations and cash flows.
Government Assistance
On March 27, 2020, the U.S. Government enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which, among other things, provides employers an option to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, we qualify for the deferral of payroll tax payments and as of September 30, 2021, we have deferred $21.4 million that will be due beginning in December 2021. Additionally, on April 11, 2020, the Canadian Government enacted the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan to prevent large layoffs and help employers offset a portion of their employee salaries and wages for a limited period. During the three and nine months ended September 30, 2021, we recognized $0.7 million and $4.9 million of subsidies under the CEWS, respectively, compared to $16.6 million during both the three and nine months ended September 30, 2020. These amounts were recorded as an offset to operating expense. The Canadian Government has extended the CEWS to October 2021 with a number of modifications. These modifications significantly decreased the amount of claims for which we qualified when compared to the prior year.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 VS. THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
Selected financial highlights are presented in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	$ Change	2021	2020	$ Change
	(In thousands)
REVENUES:
Nuclear Operations Group	$386,618	$386,502	$116	$1,170,028	$1,220,529	$(50,501)
Nuclear Power Group	83,382	108,104	(24,722)	292,622	264,004	28,618
Nuclear Services Group	35,739	33,707	2,032	91,356	103,800	(12,444)
Eliminations	(7,012)	(8,435)	1,423	(21,907)	(21,727)	(180)
	$498,727	$519,878	$(21,151)	$1,532,099	$1,566,606	$(34,507)
OPERATING INCOME:
Nuclear Operations Group	$79,372	$68,460	$10,912	$222,889	$244,791	$(21,902)
Nuclear Power Group	8,977	29,199	(20,222)	30,135	38,771	(8,636)
Nuclear Services Group	10,304	7,557	2,747	21,811	18,079	3,732
Other	(6,186)	(5,714)	(472)	(19,318)	(16,673)	(2,645)
	$92,467	$99,502	$(7,035)	$255,517	$284,968	$(29,451)
Unallocated Corporate	(4,999)	(10,732)	5,733	(11,884)	(15,497)	3,613
Total Operating Income	$87,468	$88,770	$(1,302)	$243,633	$269,471	$(25,838)
Consolidated Results of Operations
Three months ended September 30, 2021 vs. 2020
Consolidated revenues decreased 4.1%, or $21.2 million, to $498.7 million in the three months ended September 30, 2021 compared to $519.9 million for the corresponding period in 2020, due to a decrease in revenues in our Nuclear Power Group segment of $24.7 million. This was partially offset by increases in revenues in our Nuclear Operations Group and Nuclear Services Group segments totaling $0.1 million and $2.0 million, respectively.
Consolidated operating income decreased $1.3 million to $87.5 million in the three months ended September 30, 2021 compared to $88.8 million for the corresponding period of 2020. Operating income in our Nuclear Power Group and Other segments decreased by $20.2 million and $0.5 million, respectively. These decreases were partially offset by increases in operating income in our Nuclear Operations Group and Nuclear Services Group segments of $10.9 million and $2.7 million, respectively. In addition, we experienced lower Unallocated Corporate expenses of $5.7 million when compared to the corresponding period of 2020.
Nine months ended September 30, 2021 vs. 2020
Consolidated revenues decreased 2.2%, or $34.5 million, to $1,532.1 million in the nine months ended September 30, 2021 compared to $1,566.6 million for the corresponding period of 2020, due to decreases in revenues in our Nuclear Operations Group and Nuclear Services Group segments totaling $50.5 million and $12.4 million, respectively. These decreases were partially offset by an increase in revenues in our Nuclear Power Group segment of $28.6 million.
Consolidated operating income decreased $25.8 million to $243.6 million in the nine months ended September 30, 2021 compared to $269.5 million for the corresponding period of 2020. Operating income in our Nuclear Operations Group, Nuclear Power Group and Other segments decreased by $21.9 million, $8.6 million and $2.6 million, respectively. These decreases were partially offset by an increase in operating income in our Nuclear Services Group segment of $3.7 million. In addition, we experienced lower Unallocated Corporate expenses of $3.6 million when compared to the corresponding period of 2020.

Nuclear Operations Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	$ Change	2021	2020	$ Change
	(In thousands)
Revenues	$386,618	$386,502	$116	$1,170,028	$1,220,529	$(50,501)
Operating Income	$79,372	$68,460	$10,912	$222,889	$244,791	$(21,902)
% of Revenues	20.5%	17.7%		19.0%	20.1%
Three months ended September 30, 2021 vs. 2020
Revenues in the three months ended September 30, 2021 were relatively unchanged when compared to the corresponding period of 2020 as volume in the manufacture of nuclear components for U.S. Government programs and our naval nuclear fuel and downblending operations were consistent with the prior year.
Operating income increased $10.9 million to $79.4 million in the three months ended September 30, 2021 compared to $68.5 million for the corresponding period of 2020. The increase primarily related to higher levels of favorable contract adjustments recorded in the current year when compared to the corresponding period of the prior year.
Nine months ended September 30, 2021 vs. 2020
Revenues decreased 4.1%, or $50.5 million, to $1,170.0 million in the nine months ended September 30, 2021 compared to $1,220.5 million for the corresponding period of 2020. The decrease was primarily related to the timing of the procurement of certain long-lead materials when compared to the corresponding period of 2020, which was partially offset by additional volume in the manufacture of nuclear components for U.S. Government programs and additional volume in our naval nuclear fuel and downblending operations.
Operating income decreased $21.9 million to $222.9 million in the nine months ended September 30, 2021 compared to $244.8 million for the corresponding period of 2020. The decrease was due to the operating income impact of the changes in revenue noted above.
Nuclear Power Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	$ Change	2021	2020	$ Change
	(In thousands)
Revenues	$83,382	$108,104	$(24,722)	$292,622	$264,004	$28,618
Operating Income	$8,977	$29,199	$(20,222)	$30,135	$38,771	$(8,636)
% of Revenues	10.8%	27.0%		10.3%	14.7%
Three months ended September 30, 2021 vs. 2020
Revenues decreased 22.9%, or $24.7 million, to $83.4 million in the three months ended September 30, 2021 compared to $108.1 million for the corresponding period of 2020. The decrease was primarily related to lower levels of in-plant inspection, maintenance and modification services totaling $16.8 million as well as lower volume related to our parts and components manufacturing businesses when compared to the same period in the prior year. This was partially offset by an increase in revenues in our medical radioisotopes business as demand began to return following the COVID-19 related declines experienced in the prior year.
Operating income decreased $20.2 million to $9.0 million in the three months ended September 30, 2021 compared to $29.2 million for the corresponding period of 2020, due to the operating income impact of the changes in revenue noted above. In addition, the amount of wage subsidies we received under the CEWS to offset the effects of COVID-19 on our Canadian operations decreased by $15.9 million when compared to the corresponding period of the prior year. These decreases were partially offset by a $2.0 million gain resulting from the settlement of contingent consideration associated with the Precision Manufacturing acquisition.

Nine months ended September 30, 2021 vs. 2020
Revenues increased 10.8%, or $28.6 million, to $292.6 million in the nine months ended September 30, 2021 compared to $264.0 million for the corresponding period of 2020. The increase was primarily related to higher levels of in-plant inspection, maintenance and modification services totaling $25.1 million as well as increases in revenues in our nuclear fuel handling, medical radioisotopes and parts manufacturing businesses when compared to the same period in the prior year. This was partially offset by lower activity in our nuclear components business of $15.7 million, primarily associated with a major steam generator design and supply contract.
Operating income decreased $8.6 million to $30.1 million in the nine months ended September 30, 2021 compared to $38.8 million for the corresponding period of 2020, due a decrease in the amount of wage subsidies we received under the CEWS to offset the effects of COVID-19 on our Canadian operations of $11.7 million when compared to the corresponding period of the prior year. This was partially offset by the operating income impact of the changes in revenues noted above as well as a $2.0 million gain resulting from the settlement of contingent consideration associated with the Precision Manufacturing acquisition.
Nuclear Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	$ Change	2021	2020	$ Change
	(In thousands)
Revenues	$35,739	$33,707	$2,032	$91,356	$103,800	$(12,444)
Operating Income	$10,304	$7,557	$2,747	$21,811	$18,079	$3,732
% of Revenues	28.8%	22.4%		23.9%	17.4%
Three months ended September 30, 2021 vs. 2020
Revenues increased 6.0%, or $2.0 million, to $35.7 million in the three months ended September 30, 2021 compared to $33.7 million for the corresponding period of 2020, primarily attributable to an increase in design and engineering work executed by our advanced technologies business, particularly in the space and defense markets.
Operating income increased $2.7 million to $10.3 million in the three months ended September 30, 2021 compared to $7.6 million for the corresponding period of 2020 due to higher site fee income in addition to the operating income impact of the increase in revenues noted above.
Nine months ended September 30, 2021 vs. 2020
Revenues decreased 12.0%, or $12.4 million, to $91.4 million in the nine months ended September 30, 2021 compared to $103.8 million for the corresponding period of 2020, primarily attributable to the divestiture of our U.S.-based commercial nuclear services business during the second quarter of 2020 and lower revenues at our Naval Reactors decommissioning and decontamination project. These decreases were partially offset by an increase in design and engineering work executed by our advanced technologies business, particularly in the space and defense markets.
Operating income increased $3.7 million to $21.8 million in the nine months ended September 30, 2021 compared to $18.1 million for the corresponding period of 2020 due to higher site fee income, which was partially offset by the operating income impact associated with the changes in revenues noted above.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	$ Change	2021	2020	$ Change
	(In thousands)
Operating Income	$(6,186)	$(5,714)	$(472)	$(19,318)	$(16,673)	$(2,645)
Operating income decreased $0.5 million and $2.6 million in the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods of 2020, primarily due to an increase in costs associated with the commercialization of our new medical radioisotope technology.

Unallocated Corporate
Unallocated corporate expenses decreased $5.7 million in the three months ended September 30, 2021 compared to the corresponding period of 2020, primarily due to a $2.6 million reserve related to a franchise tax audit of years prior to 2016, which was recorded in the three months ended September 30, 2020, in addition to lower levels of incentive compensation.
Unallocated corporate expenses decreased $3.6 million in the nine months ended September 30, 2021 compared to the corresponding period of 2020, primarily due to a decrease in legal and consulting costs associated with due diligence activities conducted in the prior year in addition to a $2.6 million reserve related to a franchise tax audit of years prior to 2016, which was recorded in the nine months ended September 30, 2020. These decreases were partially offset by an increase in healthcare related costs.
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	$ Change	2021	2020	$ Change
	(In thousands)
Income before Provision for Income Taxes	$77,769	$91,882	$(14,113)	$248,593	$274,410	$(25,817)
Provision for Income Taxes	$17,611	$18,687	$(1,076)	$59,211	$61,199	$(1,988)
Effective Tax Rate	22.6%	20.3%		23.8%	22.3%
We primarily operate in the U.S. and Canada, and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21% and our Canadian tax provision based on the Canadian local statutory rate of approximately 25%.
Our effective tax rate for the three months ended September 30, 2021 was 22.6% as compared to 20.3% for the three months ended September 30, 2020. Our effective tax rate for the nine months ended September 30, 2021 was 23.8% as compared to 22.3% for the nine months ended September 30, 2020. The effective tax rates for the three and nine months ended September 30, 2021 and the nine months ended September 30, 2020 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. The effective tax rate for the three months ended September 30, 2020 was lower than the U.S. corporate income tax rate of 21% primarily due to the Company electing the global intangible low-taxed income ("GILTI") high-tax exception for 2020 and retroactively for the 2018 and 2019 tax years as allowed per the final regulations released by the Internal Revenue Service in July 2020. Our effective tax rates for the nine months ended September 30, 2021 and 2020 were favorably impacted by excess tax benefits recognized related to employee share-based payments of $0.2 million and $0.9 million, respectively.
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

	September 30, 2021	December 31, 2020
	(In approximate millions)
Nuclear Operations Group	$3,783	$3,659
Nuclear Power Group	688	726
Nuclear Services Group	30	21
Total Backlog	$4,501	$4,406

We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Nuclear Services Group segment.
Of the backlog at September 30, 2021, we expect to recognize revenues as follows:

	2021	2022	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$457	$1,174	$2,152	$3,783
Nuclear Power Group	113	224	351	688
Nuclear Services Group	19	11	—	30
Total Backlog	$589	$1,409	$2,503	$4,501
At September 30, 2021, our Nuclear Operations Group segment's backlog with the U.S. Government was $3,434.9 million, $97.9 million of which had not yet been funded.
At September 30, 2021, our Nuclear Power Group segment had no backlog with the U.S. Government.
At September 30, 2021, our Nuclear Services Group segment's backlog with the U.S. Government was $29.2 million, all of which was funded.
Major new awards from the U.S. Government are typically received following Congressional approval of the budget for the U.S. Government's next fiscal year, which starts October 1, and may not be awarded to us before the end of the calendar year. Due to the fact that most contracts awarded by the U.S. Government are subject to these annual funding approvals, the total values of the underlying programs are significantly larger. In March 2021, we received awards from the U.S. Government with a combined value of $2.2 billion, inclusive of unexercised options, approximately $1.1 billion of which had been added to backlog as of September 30, 2021.
The value of unexercised options excluded from backlog as of September 30, 2021, including previous awards, was approximately $1.5 billion. Approximately $1.0 billion of these unexercised options are expected to be awarded in 2021, with the remaining balance to be exercised through 2024, subject to annual Congressional appropriations.
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
The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of September 30, 2021, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Revolving Credit Facility bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at September 30, 2021, the margin for Eurocurrency rate and base rate revolving loans was 1.50% and 0.50%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.50% and 0.90%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.20%.
As of September 30, 2021, borrowings and letters of credit issued under the Revolving Credit Facility totaled $465.0 million and $32.8 million, respectively. As a result, as of September 30, 2021 we had $252.2 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of September 30, 2021, the interest rate on outstanding borrowings under our Credit Facility was 1.58%.
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
Senior Notes due 2026
On July 15, 2021, using cash on hand and borrowings under the Credit Facility, we redeemed the $400 million aggregate principal amount outstanding of our 5.375% senior notes due 2026 (the "Senior Notes due 2026") at a redemption price equal to 102.688% of the principal amount, resulting in an early redemption premium of $10.8 million and the write-off of deferred debt issuance costs totaling $4.2 million. These charges were recorded in our condensed consolidated statement of income during the three months ended September 30, 2021 as components of Other – net and Interest expense, respectively.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of September 30, 2021, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
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
Interest on the Senior Notes due 2029 is payable semi-annually in cash in arrears on April 15 and October 15 of each year, which commenced on October 15, 2021, at a rate of 4.125% per annum. The Senior Notes due 2029 will mature on April 15, 2029.
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
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of September 30, 2021, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of September 30, 2021, bonds issued and outstanding under these arrangements totaled approximately $110.2 million.
Long-term Benefit Obligations
As of September 30, 2021, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $138.2 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $1.5 million for the remainder of 2021 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.

Other
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Domestic	$60,023	$31,376
Foreign	29,137	29,985
Total	$89,160	$61,361
Our working capital increased by $172.2 million to $416.0 million at September 30, 2021 from $243.9 million at December 31, 2020, primarily attributable to changes in contracts in progress, advance billings and retainages due to the timing of project cash flows and a decrease in current liabilities associated with the timing of vendor payments.
Our net cash provided by operating activities increased by $77.5 million to $225.6 million in the nine months ended September 30, 2021, compared to $148.1 million in the nine months ended September 30, 2020. The increase in cash provided by operating activities was primarily attributable to the timing of project cash flows.
Our net cash used in investing activities increased by $40.4 million to $234.1 million in the nine months ended September 30, 2021, compared to $193.6 million in the nine months ended September 30, 2020. The increase in cash used in investing activities was primarily attributable to an increase in purchases of property, plant and equipment of $56.7 million, partially offset by a $15.9 million decrease attributable to our acquisition of Precision Manufacturing in the nine months ended September 30, 2020.
Our net cash provided by financing activities increased by $30.3 million to $35.4 million in the nine months ended September 30, 2021, compared to $5.1 million in the nine months ended September 30, 2020. The increase in cash provided by financing activities was primarily attributable to an increase in net borrowings of long-term debt of $300.2 million, partially offset by an increase in repurchases of common stock of $165.8 million and the repayment of bank overdrafts of $88.7 million.
At September 30, 2021, we had restricted cash and cash equivalents totaling $5.9 million, $2.9 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At September 30, 2021, we had short-term and long-term investments with a fair value of $13.9 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and mutual funds. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
Based on our liquidity position, we believe we have sufficient cash and letter of credit and borrowing capacity to fund our operating requirements for at least the next 12 months.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our 2020 10-K.
Item 4.    CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended September 30, 2021. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
July 1, 2021 - July 31, 2021	3,995	$58.09	—	$623.4
August 1, 2021 - August 31, 2021	1,864,971	$54.98	1,863,989	$520.9
September 1, 2021 - September 30, 2021	1,111,625	56.89	1,111,625	$457.6
Total	2,980,591	$55.69	2,975,614
(1)Includes 3,995 and 982 shares repurchased during July and August, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)On November 6, 2018, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $250 million during a three-year period that became fully utilized in September 2021. On April 30, 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $500 million with no expiration date. The April 2021 authorization was in addition to the share repurchase amount authorized in November 2018.

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

November 1, 2021