Form 10-K
period 2021-12-31
BWX Technologies, Inc.
filed 2022-02-22
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2021) was approximately $5.5 billion.
The number of shares of the registrant's common stock outstanding at February 18, 2022 was 91,399,448.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2022 Annual Meeting of Stockholders to be held on May 3, 2022 are incorporated by reference into Part III of this Form 10-K.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-K
i

ii

 Statements we make in this Annual Report on Form 10-K ("Report"), which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the heading "Cautionary Statement Concerning Forward-Looking Statements" in Item 1 and throughout Item 1A of this Report. In this Report, unless the context otherwise indicates, "we," "us" and "our" mean BWX Technologies, Inc. ("BWXT" or the "Company") and its consolidated subsidiaries.
PART I
Item 1.    BUSINESS
General
BWX Technologies, Inc. is a specialty manufacturer of nuclear components, a developer of nuclear technologies and a service provider with an operating history of more than 100 years. Our core businesses focus on the design, engineering and manufacture of precision naval nuclear components, reactors and nuclear fuel for the U.S. Government. We also provide special nuclear materials processing, environmental site restoration services, products and services to customers in the nuclear power industry, critical medical radioisotopes and radiopharmaceuticals and other advanced nuclear technologies. While we provide a wide range of products and services, our business segments are heavily focused on major projects. At any given time, a relatively small number of projects can represent a significant part of our operations.
On June 30, 2015, we completed the spin-off of our former Power Generation business (the "spin-off") into an independent, publicly traded company named Babcock & Wilcox Enterprises, Inc. ("BWE"). We have presented the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.
Business Segments
We operate in three reportable segments: Nuclear Operations Group, Nuclear Power Group and Nuclear Services Group. For financial information regarding each of our segments and financial information regarding geographic areas, see Note 15 and Note 3 to our consolidated financial statements included in this Report. For further details regarding each segment's facilities, see Item 2 of this Report. In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues. We are currently exploring growth strategies across our segments through strategic investments and acquisitions to expand and complement our existing businesses. We would expect to fund these opportunities with cash generated from operations or by raising additional capital through debt, equity or some combination thereof.
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
The demand for nuclear components by the U.S. Government determines a substantial portion of this segment's backlog. We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future. In addition, the U.S. Navy issued its fiscal year 2022 long-range shipbuilding plan in June 2021, which maintains previous recommendations to increase the size of its fleet of ships to include additional submarines and aircraft carriers. While the current presidential administration may make further changes with its fiscal year 2023 budget submission, we have made additional capital expenditures and investments in personnel to meet this anticipated growth in demand and we expect to continue making such expenditures and investments.
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
Acquisitions
Laker Energy Products Ltd.
On January 2, 2020, our subsidiary BWXT Canada Ltd. acquired Laker Energy Products Ltd., which was renamed BWXT Precision Manufacturing Inc. ("Precision Manufacturing"). Precision Manufacturing is a global supplier of nuclear-grade materials and precisely machined components for CANDU nuclear power utilities and is reported as part of our Nuclear Power Group segment.
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
In the event of a contract deferral or cancellation, we generally would be entitled to recover costs incurred, settlement expenses and profit on work completed prior to deferral or termination. Significant or numerous contract cancellations could adversely affect our business, financial condition, results of operations and cash flows.
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
Our backlog at December 31, 2021 and 2020 was as follows:

	December 31, 2021		December 31, 2020
	(In approximate millions)
Nuclear Operations Group	$4,511	87%	$3,659	83%
Nuclear Power Group	644	12%	726	16%
Nuclear Services Group	21	1%	21	1%
Total Backlog	$5,176	100%	$4,406	100%
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Nuclear Services Group segment. See Note 4 to our consolidated financial statements included in this Report for financial information on our equity method investments.
Of the backlog at December 31, 2021, we expect to recognize revenues as follows:

	2022	2023	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$1,573	$1,102	$1,836	$4,511
Nuclear Power Group	260	142	242	644
Nuclear Services Group	21	—	—	21
Total Backlog	$1,854	$1,244	$2,078	$5,176
As of December 31, 2021, our Nuclear Operations Group segment's backlog with the U.S. Government was $4,198.7 million, $121.8 million of which had not yet been funded.
As of December 31, 2021, our Nuclear Services Group segment's backlog with the U.S. Government was $20.6 million, all of which has been funded.
Major new awards from the U.S. Government are typically received following Congressional approval of the budget for the U.S. Government's next fiscal year, which starts October 1, and may not be awarded to us before the end of the calendar year. Due to the fact that most contracts awarded by the U.S. Government are subject to these annual funding approvals, the total values of the underlying programs are significantly larger. In March 2021, we received awards from the U.S. Government with a combined value of $2.2 billion, inclusive of unexercised options, all of which had been added to backlog as of December 31, 2021.
The value of unexercised options excluded from backlog as of December 31, 2021, including previous awards, was approximately $0.4 billion, a portion of which is expected to be awarded annually through 2024, subject to annual Congressional appropriations.
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
•Savannah River Liquid Waste Disposition Program. Savannah River Remediation LLC, a limited liability company formed in 2009 by Amentum, Bechtel National, Inc., CH2M Hill Constructors, Inc. and BWXT TSG, became the liquid waste contractor for the DOE's Savannah River Site located in Aiken, South Carolina. The objective of this program is to achieve closure of the Savannah River Site liquid waste tanks in compliance with the Federal Facilities Agreement, utilizing the Defense Waste Processing Facility and Saltstone Facility. This contract is scheduled to be replaced by the Savannah River Integrated Mission Completion contract, which was awarded to another BWXT joint venture in October 2021, as described below.
•Savannah River Integrated Mission Completion Contract. In October 2021, Savannah River Mission Completion LLC, a limited liability company formed by BWXT TSG, Amentum and Fluor Federal Services, Inc. was awarded a contract to reduce environmental and financial liabilities for the DOE at the Savannah River Site located in Aiken, South Carolina. Notice to Proceed was granted on November 23, 2021, with contract turnover expected to occur during the first quarter of 2022.
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
Customers
We provide our products and services to a diverse customer base, including the U.S. Government, utilities and other customers in the nuclear power and radiopharmaceutical industries. Our largest customer during the years ended December 31, 2021, 2020 and 2019 was the U.S. Government, representing approximately 76%, 77% and 77% of our total consolidated revenues, respectively. No individual non-U.S. Government customer accounted for more than 10% of our consolidated revenues in the years ended December 31, 2021, 2020 or 2019.
The U.S. Government is the primary customer of our Nuclear Operations Group and Nuclear Services Group segments. Revenues from U.S. Government contracts comprised 94%, 94% and 96% of revenues in our Nuclear Operations Group segment for the years ended December 31, 2021, 2020 and 2019, respectively. Revenues from U.S. Government contracts comprised 98%, 87% and 85% of revenues in our Nuclear Services Group segment for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Human Capital Management
People Strong, Innovation Driven. Our employees are responsible for providing safe and effective nuclear solutions for global security, clean energy, environmental restoration, nuclear medicine and space exploration. Through their hard work and innovation, we have developed new technologies that benefit our customers, build our business and enhance our lives.
Our goal is to be the employer of choice within our industry and the communities in which we operate. We focus on maintaining a solid pipeline of talent throughout our organization and continually developing the capabilities and skills needed for the future of our business. We strive to maintain a highly-skilled and diverse workforce where employees are recruited, compensated, retained and promoted based on their performance and contribution to the Company.
Employees. At December 31, 2021, we employed approximately 6,600 persons worldwide, predominantly in the U.S. (5,350 employees) and Canada (1,250 employees). Many of our operations are subject to union contracts, which we customarily renew periodically. At December 31, 2021, approximately 1,650 of our employees were members of labor unions. We consider our relationships with our employees to be satisfactory.

Employee Compensation and Benefits. Our compensation plans are designed to reward our employees for achieving and exceeding objectives that create long-term value for shareholders. The success and growth of our business is attributable to our ability to attract, develop, and retain talented and high-performing employees at all levels in our Company. Our compensation programs are designed to ensure we have the ability to attract, retain, and motivate employees to achieve our objectives.
Providing comprehensive, competitive, and affordable retirement, health and other benefits is also important to our attraction and retention strategy. We offer health benefits which include various medical/pharmacy plan options, health savings accounts for those in high deductible health plans, and flexible spending accounts for both health care and dependent care are also available to employees. We also offer retirement, investment, and tax savings/deferral opportunities to our employees.
Employee Development. The professional development of our employees is critical to our success. We offer online and in-person professional development, training and other programs, as well as mentoring programs, to enhance the knowledge, skills and advancement opportunities for our employees. To further our employee development goals, we partner with a number of education institutions for accredited, vocational and other programs and provide tuition reimbursement to employees pursuing job-related, careering enhancing courses. We offer leadership development programs for employees identified with high potential for promotion to leadership roles.
We established the BWXT Technical Fellow program which honors and celebrates some of our most talented employees for their contributions to driving innovation and inspiring creativity. Our Technical Fellows offer a breadth of knowledge and diversity of technical expertise that can be focused on developing creative solutions to numerous challenges we face in our industry.
Diversity and Inclusion. We value the diversity of our employees and are committed to providing an engaging and inclusive atmosphere for all employees that promotes productivity and encourages creativity and innovation. In 2018, we formed a Diversity and Inclusion ("D&I") Committee comprised of a rotating group of employees representing various job functions, levels and backgrounds. The D&I Committee works to identify and implement changes to promote awareness and foster a culture of diversity and inclusion throughout the workforce. In addition, we participate in numerous conferences and career fairs each year that focus on diversity, including those hosted by the National Society of Black Engineers, the Society of Women Engineers and the Society of Hispanic Professional Engineers.
Health and Safety. The safety of our employees is critical to our success as a specialty manufacturer of nuclear components and an operator of high-consequence nuclear and national security facilities for the U.S. Government. As such, we are committed to maintaining the highest safety, security, ethical and environmental standards. We maintain comprehensive safety programs focused on identifying risks and eliminating hazards that could lead to serious injuries. We further provide our employees upfront and ongoing safety training to ensure that safety policies and procedures are effectively communicated and implemented.
We take pride in the fact that we operate NRC Category 1 and Canadian Nuclear Safety Commission ("CNSC") licensed facilities and have instilled as a core value a culture that prioritizes safety with a vision of zero accidents at these and all of our work locations. In pursuit of an injury-free workplace, we constantly monitor and assess all injuries and "near misses" for any lessons we can learn and leverage to reduce the risk inherent in occupational activities. We provide regular safety training to our employees and conduct safety culture surveys to identify employee concerns. We use this information to further develop our safety program in an effort to prevent future occupational and environmental incidents.
Ethics and Integrity. We believe that maintaining a work environment that recognizes effort and teamwork, values mutual respect and open communication, and demonstrates care and concern for our employees' well-being is essential to retaining an engaged and productive workforce. Our Code of Business Conduct ("Code") establishes the principles and standards that we expect our employees to follow. Each officer, director and employee is required to use good ethical judgment when conducting business; be respectful of colleagues, business partners, customers and others in their interactions; and comply with applicable laws, rules, and regulations. The Code describes what is appropriate behavior and guides ethical business decisions that maintain a commitment to integrity. In furtherance of this objective, we provide regular training on the Code for our employees to identify and prevent misconduct, and the Code requires that employees report situations that violate our policies and/or negatively impact our work environment. In addition, we maintain the BWXT Ethics Helpline to allow employees to report any concerns relating to ethics or other concerns confidentially and, if they choose, anonymously. We investigate and take prompt action to correct conduct that is inconsistent with our Code and other policies.
COVID-19. In 2020, we implemented safety protocols and new procedures to protect our employees and contractors in response to the novel strain of coronavirus ("COVID-19"). These protocols included complying with social distancing and other health and safety standards as required by federal, state and local government agencies and taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.
In 2021, we provided opportunities for our employees to receive COVID-19 vaccination both on-site and at sponsored clinics at no cost. For a detailed discussion of the impact of COVID-19, see "COVID-19 Assessment" in Item 7 of this Report.
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
We charge the costs of research and development unrelated to specific contracts as incurred. Excluding customer-sponsored research and development, the majority of our activities in this area for the years ended December 31, 2021, 2020 and 2019 related to the development of technologies in the area of medical and industrial radioisotopes, additive and autonomous manufacturing and advanced reactors. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants.
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
Our compliance with federal, foreign, state and local environmental control and protection regulations resulted in pre-tax charges of approximately $17.5 million, $16.3 million and $15.9 million in the years ended December 31, 2021, 2020 and 2019, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $3.1 million, $1.2 million and $1.4 million in the years ended December 31, 2021, 2020 and 2019, respectively. We expect to spend another $12.0 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future, but we anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial condition as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, we can provide no assurance that we will not incur significant environmental compliance costs in the future.
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
Environmental remediation projects have been and continue to be undertaken at certain of our current and former facilities. In 2002, Congress directed the U.S. Army Corps of Engineers ("Army Corps") to clean up radioactive waste at the Shallow Land Disposal Area located in Parks Township, Armstrong County, Pennsylvania (the "SLDA"), consistent with the Memorandum of Understanding between the Nuclear Regulatory Commission and the United States Army Corps of Engineers for Coordination on Cleanup and Decommissioning of the Formerly Utilized Sites Remedial Action Program Sites with NRC-Licensed Facilities, dated July 5, 2001 (the "MOU"). From 1961 to 1970, the SLDA was operated by the Nuclear Materials and Equipment Corporation ("NUMEC") pursuant to Atomic Energy Commission ("AEC") License SNM-145. The AEC was the predecessor to the NRC. The SLDA was used for the disposal of waste from NUMEC's nuclear fuels fabrication facility in Apollo, Pennsylvania. Both radioactive and non-radioactive waste was disposed in a series of trenches at the SLDA. NUMEC, a former subsidiary of Atlantic Richfield Company ("ARCO") was acquired by BWXT in November 1971. Shortly after the Army Corps' contractor commenced cleanup operations in 2011, the Army Corps ceased excavation activities because the contractor deviated from accepted field procedures, and the excavated material was found to be complex and beyond the Army Corps' characterization and management procedures. The MOU was modified in late 2014 to add the DOE and the NNSA as parties to deal with "special nuclear materials." In December 2014, the Army Corps issued a Proposed Record of Decision Amendment, which reflects a revised cost estimate of $350 million, in addition to the $62 million expended through September 2014, to implement the selected remedy. In October 2018, the Army Corps confirmed award of the previously protested remediation contract as amended to the original contractor. In March 2019, the Army Corps issued a notice-to-proceed to this contractor. The federal legislation directing the Army Corps to clean up the SLDA also directs the Army Corps to seek to recover response costs from appropriate responsible parties in accordance with CERCLA. In connection with BWXT's acquisition of NUMEC from ARCO in November 1971, ARCO assumed and agreed to indemnify and hold harmless BWXT with respect to claims and liabilities arising as a result of transactions or operations of NUMEC prior to the acquisition date. Although this ARCO indemnity would cover claims by the Army Corps to seek recovery from BWXT for SLDA cleanup costs, no assurance can be given that this indemnity will be available or sufficient in the event such claims are asserted. For additional discussion of environmental matters, see Note 10 to our consolidated financial statements included in this Report.

We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the U.S. Environmental Protection Agency and the NRC. We are also involved in manufacturing activities at licensed facilities in Canada that are subject to continuing reviews by governmental agencies in Canada, including the CNSC.
The NRC's decommissioning regulations require our Nuclear Operations Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its two licensed facilities at the end of their service lives. We provided financial assurance totaling $61.8 million during the years ended December 31, 2021 and 2020 with surety bonds for the ultimate decommissioning of these licensed facilities. These facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. The surety bonds noted above are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC's decommissioning regulations require our Nuclear Power Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its CNSC-licensed facilities at the end of their service lives. We provided financial assurance totaling $46.4 million and $47.9 million during the years ended December 31, 2021 and 2020, respectively, with letters of credit and surety bonds for the ultimate decommissioning of these licensed facilities.
At December 31, 2021 and 2020, we had total environmental accruals, including asset retirement obligations, of $102.4 million and $91.3 million, respectively. Of our total environmental accruals at December 31, 2021 and 2020, $9.8 million and $7.1 million, respectively, were included in current liabilities. Inherent in the estimates of these accruals are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.
Cautionary Statement Concerning Forward-Looking Statements
From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our Company. Statements and assumptions regarding expectations and projections of specific projects, our future backlog, revenues, income and capital spending, strategic investments, acquisitions or divestitures, return of capital activities, margin improvement initiatives or impacts of COVID-19 are examples of forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "seek," "goal," "could," "intend," "may," "should" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.
Statements in this Report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1, Item 3, Item 7 and in the notes to our consolidated financial statements in Item 8 of this Report and elsewhere in this Report.
We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our industries, business environment and our Company. We caution that these statements are not guarantees of future performance, and you should not rely unduly on them as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. For example, the extent to which COVID-19 will continue to impact our business will depend on future developments that are highly uncertain and cannot be predicted, including the length and severity of the COVID-19 health crisis, the potential recurrence of COVID-19, subsequent waves or strains or the development of similar diseases, the actions to contain the impact of such diseases and potential responses to such actions by our suppliers, contractors and employees. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in the section labeled Item 1A of this Report, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
We have discussed many of these factors in more detail elsewhere in this Report, including under the heading "COVID-19 Assessment" in Item 7 of this Report. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this Report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update or review any forward-

looking statement or our description of important factors, whether as a result of new information, future events or otherwise, except as required by applicable laws.
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
For the year ended December 31, 2021, U.S. Government contracts comprised approximately 76% of our total consolidated revenues. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits, which could result in withholding or delaying payments to us, and termination or modification at the U.S. Government's convenience. In addition, some of our large, multi-year contracts with the U.S. Government are subject to annual funding determinations and the continuing availability of Congressional appropriations. Although multi-year operations may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal-year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially and additional funds are committed only as Congress makes further appropriations. When the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution or there are other disruptions in the funding process, delays can occur in the procurement of products and services. The U.S. Government is currently operating under a continuing resolution with respect to its fiscal year 2022 which began on October 1, 2021. As a result, we are subject to ongoing uncertainties associated with U.S. Government budget constraints and other factors affecting government funding. The reduction or termination of funding, or changes in the timing of funding, for a U.S. Government program in which we provide products or services would result in a reduction or loss of anticipated future revenues attributable to that program and could have a negative impact on our financial condition, results of operations and cash flows.
In addition, our Nuclear Operations Group and Nuclear Services Group segments depend on U.S. Government funding, particularly funding levels at the DOE. Significant reductions in the level of funding (for example, the annual budget of the DOE) or specifically mandated levels for individual programs that are important to our business could have an unfavorable impact on us. Any reduction in the level of U.S. Government funding, particularly at the DOE, may result in, among other things, a reduction in the number and scope of projects put out for bid by the U.S. Government or the curtailment of existing U.S. Government programs, either of which may result in a reduction in the number of contract award opportunities available to us, a reduction of activities at DOE sites and an increase in costs, including the costs of obtaining contract awards.
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
Federal budget delays or reductions in government spending could adversely impact government spending for the products and services we provide.
Federal government spending reductions could adversely impact U.S. Government programs for which we provide products or services. While we believe many of our programs are well-aligned with national defense and other strategic priorities, government spending on these programs can be subject to negative publicity, political factors and public scrutiny. The risk of future budget delays or reductions is uncertain and it is possible that spending cuts may be applied to U.S. Government programs across the board, regardless of how programs align with those priorities. There are many variables in how budget reductions could be implemented that will determine its specific impact; however, reductions in federal government spending could adversely impact programs in which we provide products or services. In addition, these cuts could adversely affect the viability of the suppliers and subcontractors under our programs. We may also be required to maintain operations of our joint ventures if the U.S. Government can no longer meet its debt obligations.
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
Our customers may also find it more difficult to raise capital in the future due to limitations on the availability of credit, increases in interest rates and other factors affecting the federal, municipal and corporate credit markets. Additionally, our customers may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our products and services, which would impact our future cash flows and liquidity. Inflation or significant changes in interest rates could reduce the demand for our products and services. Any inability to timely collect our invoices may lead to an increase in our accounts receivables and potentially to increased write-offs of uncollectable invoices. If the economy weakens, or customer spending declines, then our backlog, revenues, net income and overall financial condition could deteriorate. As a result, we may find it more difficult to raise capital in the future due to limitations on the availability of credit, increases in interest rates, changes in regulatory requirements, new investor requirements, such as stakeholder expectations regarding environmental, social and governance matters, and other factors affecting our access to the capital markets.
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
We are engaged in a number of highly competitive industries and we have priced a number of our contracts on a fixed-price basis. Our actual costs could exceed our projections, which may result in reduced profit or loss. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, execution issues, changes in job conditions, variations in labor and equipment productivity, inflation and increases in the cost of labor and raw materials, particularly steel, over the term of the contract.
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

Actual or threatened public health epidemics or outbreaks, such as COVID-19, could have a material adverse effect on our business and results of operations.
Actual or threatened public health epidemics or outbreaks, such as the global outbreak of COVID-19, could have a material adverse effect on our business and results of operations. COVID-19 has spread around the world, including the United States and Canada. COVID-19 is impacting worldwide economic activity and has resulted in disruptions to travel, trade and operations around the world, including us. A public health epidemic, such as COVID-19, poses the risk that we or our employees, contractors, suppliers, customers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. Our business could be materially adversely impacted by employee illness, quarantines, government actions, facility closures, other actions to contain the impact of such diseases and/or potential responses to such actions by our customers, suppliers, contractors and employees. Although our U.S. and Canadian operations have to date been deemed "essential" by federal, state and local authorities and have remained operational, there can be no assurance that such authorities will not impose restrictions on the operations of our facilities as a result of COVID-19 or that our facilities will continue to operate due to COVID-19. If our operations or the operations of our customers or our suppliers are restricted, we may be unable to perform fully on our contracts and our costs may increase as a result of COVID-19. These cost increases may result in unfavorable changes in estimates which may not be fully recoverable or adequately covered by insurance or through government assistance programs such as the Coronavirus Aid, Relief and Economic Security Act in the U.S. (the "CARES Act") or the Canada Emergency Wage Subsidy (the "CEWS").
While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected, as well as measures taken by state and local authorities in the United States, could disrupt the supply chain and the manufacture or shipment of our products and adversely impact our business, financial condition or results of operations. We have experienced the rescheduling of certain services that our Canadian nuclear service business provides during nuclear power plant outages. More widespread or further delays could have a material adverse impact on our results of operations.
COVID-19 and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on our business. The extent to which COVID-19 impacts our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.
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
Our operations are subject to disruption caused by severe weather, environmental and natural disasters, pandemics and other natural and manmade events that could adversely affect our manufacturing facilities or the infrastructure necessary to support them. Our ability to operate or operate profitability could be significantly impacted, which could have a material adverse effect on our business, financial condition and results of operations.
We operate a number of large manufacturing facilities in the U.S. and Canada, including NRC Category 1 and CNSC-licensed nuclear manufacturing and fuel facilities. While we take steps to mitigate the impact of severe weather, environmental and natural disasters, the frequency and severity of which may be impacted by climate change, pandemics and other natural and manmade events, such events could result in severe disruption to our business operations at these facilities. Similar events impacting the facilities or our customers, suppliers and other subcontractors could also impact our business or disrupt our operations. If insurance or other risk mitigating mechanisms are insufficient for us to recover our costs and resume operations in a timely fashion, it could have a material adverse effect on our business, financial condition and results of operations.
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
•natural disasters;
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
The loss of, or the inability to attract and retain, qualified personnel could have a material adverse effect on our business.
Our business depends upon the recruitment and continued service of our highly skilled, educated and trained employees. Our ability to attract, motivate, compensate, and retain highly qualified and diverse employees is necessary to support our customers and achieve business objectives. Competition for skilled and diverse employees in our industry can be intense, and any uncertainty surrounding future employment opportunities, facility locations, organizational and reporting structures, acquisitions and divestitures, and related concerns may impair our ability to attract and retain qualified employees. In addition, certain parts of our business, including in the Nuclear Operations Group, involve designs, processing and final products that are classified by the U.S. Government and require applicable personnel to obtain and maintain U.S. Government security clearances. These additional employee qualifications often limit the pool of available candidates and extend the time necessary to recruit and qualify new employees. The loss of the services of qualified employees and any inability to recruit effective replacements or to otherwise attract, motivate, train or retain highly qualified and diverse employees could have a material adverse effect on our business, financial condition and results of operations.
We also have established leadership development and succession planning programs throughout our business. Any significant leadership change and accompanying senior management transition involves inherent risk, and any failure to ensure a smooth transition could hinder our strategic planning, execution and future performance. While we strive to mitigate the negative impact associated with changes to our senior management team, such changes may cause uncertainty among investors, employees, customers, creditors, and others concerning our future direction and performance. If we fail to effectively manage any leadership changes, including organizational and strategic changes, such failure could have a material adverse effect on our ability to successfully attract, motivate and retain highly qualified employees, as well as our business, financial condition and results of operations.

Negotiations with labor unions and possible work stoppages and other labor problems could divert management's attention and disrupt operations. In addition, new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.
A significant number of our employees are members of labor unions. If we are unable to negotiate acceptable new contracts with our unions from time to time, we could experience strikes or other work stoppages by the affected employees. If any such strikes or other work stoppages were to occur, we could experience a significant disruption of operations. In addition, negotiations with unions could divert management attention. New union contracts or the organization of nonunion employees could result in increased operating costs, as a result of higher wages or benefit expenses, for both union and nonunion employees.
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
In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient capacity or other reasons, we will not be able to pursue that project. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety's sole discretion. In addition, we have capacity limits under our credit facility for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2021, we had $36.2 million in letters of credit and $109.5 million in surety bonds outstanding.
Our business strategy includes acquisitions and strategic investments to support our growth, which can create certain risks and uncertainties.
We intend to pursue growth through the acquisition of, or strategic investments in, businesses or assets that we believe will enable us to strengthen our existing businesses and expand into adjacent industries. We may be unable to execute this growth strategy if we cannot identify suitable businesses or assets, reach agreement on potential strategic transactions on acceptable terms or for other reasons.
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
Our future growth will depend on our ability to continue to innovate by developing and commercializing new product and service offerings. Investments in new technologies involve varying degrees of uncertainties and risk. Commercial success depends on many factors, including the levels of innovation, the development costs and the availability of capital resources to fund those costs, the levels of competition from others developing similar or other competing technologies, our ability to obtain or maintain government permits or certifications, the effectiveness of production, distribution and marketing efforts, market demand, market growth or shrinkage, market acceptance and the costs to customers to deploy and provide support for the new technologies. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Additionally, there can be no assurance that the current technologies that our businesses rely upon will remain competitive, or that competing technologies will not disrupt our business. Moreover, new products and services may not be profitable, and, even if they are profitable, our operating margins from new products and services may not be as high as the margins we have experienced historically. Lastly, new technologies may not be patentable and, as a result, we may face increased competition.
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
A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Variances from these estimates could have a material adverse effect on us. In addition, our policy to recognize these variances annually through mark to market accounting could result in volatility in our results of operations, which could be material. Service accruals for salaried participants ceased as of December 31, 2015. As of December 31, 2021, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $(88.0) million. A substantial portion of our postretirement benefit plan costs are recoverable on our U.S. Government contracts. See Note 7 to our consolidated financial statements included in this Report for additional information regarding our pension and postretirement benefit plan obligations.
Legal, Regulatory and Compliance Risks
We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.
Our business may be adversely affected by the outcome of legal proceedings, investigations, disputes and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of current legal proceedings, see Note 10 to our consolidated financial statements included in this Report.

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
Misconduct, fraud, or other improper activities by one or more of our employees, agents or partners, as well as our failure to comply with applicable laws and regulations, could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified and other information, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting and various other applicable laws or regulations. For example, we regularly provide services that may be highly sensitive or that are related to critical national security matters. If a security breach were to occur, our ability to procure future government contracts could be severely limited. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses.
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
Our operations involve the handling, transportation and disposal of radioactive and hazardous materials, including nuclear devices and their components. Failure to properly handle these materials could pose a health risk to humans or wildlife and could cause personal injury and property damage (including environmental contamination). If an accident were to occur, its severity could be significantly affected by the volume of the materials and the speed of corrective action taken by us and others, including emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions taken in response to an accident could result in significant costs.
Governmental requirements relating to the protection of the environment, including solid waste management, air quality, water quality, the decontamination and decommissioning of nuclear manufacturing and processing facilities and cleanup of contaminated sites, have had a substantial impact on our operations. These requirements are complex and subject to frequent change. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Such expenditures and liabilities may adversely affect our business, financial condition, results of operations and cash flows. In addition, some of our operations and the operations of predecessor owners of some of our properties have exposed us to civil claims by third parties for liability resulting from alleged contamination of the environment or personal injuries caused by releases of hazardous substances into the environment. See the heading "Governmental Regulations and Environmental Matters" in Item 1 of this Report.
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
•executive action; and
•legislative action.
We are also subject to regulatory oversight by the FDA and Health Canada for our medical isotope business. The commercialization of our medical radioisotope technology will require the review and approval of these and other government agencies. Any delay or denial of such approvals could have a material adverse effect on our medical isotope business.
In addition, if new legislation or regulations are enacted or implemented, or if existing laws or regulations are amended or are interpreted or enforced differently, we may be required to obtain additional operating permits or approvals. Our inability to obtain, and to comply with, the permits and approvals required for our business could have a material adverse effect on us.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES
The following table provides the segment name, location and general use of each of our principal properties at December 31, 2021 that we own or lease:

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Nuclear Operations Group
Lynchburg, Virginia	Manufacturing facility (1) (4)	Owned
Barberton, Ohio	Manufacturing facility	Owned
Euclid, Ohio	Manufacturing facility	Owned
Mount Vernon, Indiana	Manufacturing facility	Owned
Erwin, Tennessee	Manufacturing facility (2) (4)	Owned
Nuclear Power Group
Cambridge, Ontario, Canada	Manufacturing facility	Owned
Peterborough, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2036)
Toronto, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2036)
Kanata, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2038)
Vancouver, British Columbia, Canada	Manufacturing facility (3) (4)	Leased (2031)
Oakville, Ontario, Canada	Manufacturing facility	Leased (2029)
Nuclear Services Group
Lynchburg, Virginia	Manufacturing facility	Owned
Lynchburg, Virginia	Administrative office	Leased (2022)
Corporate
Lynchburg, Virginia	Administrative office	Leased (2022)
Washington, District of Columbia	Administrative office	Leased (2033)
Charlotte, North Carolina	Administrative office	Leased (2022)
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
We consider each of our significant properties to be suitable and adequate for its intended use. For further details regarding our properties, see Item 1 of this Report.
Item 3.    LEGAL PROCEEDINGS
The information set forth under the heading "Investigations and Litigation" in Note 10 to our consolidated financial statements included in Item 8 of this Report is incorporated by reference into this Item 3.
Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol BWXT. As of February 18, 2022, there were approximately 1,419 holders of record of our common stock.
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the quarter ended December 31, 2021. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
October 1, 2021 – October 31, 2021	96	$56.20	—	$457.6
November 1, 2021 – November 30, 2021	232,404	$51.67	232,306	$445.6
December 1, 2021 – December 31, 2021	582,491	48.07	582,491	$417.6
Total	814,991	$49.10	814,797
(1)Includes 96 and 98 shares repurchased during October and November, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)On April 30, 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $500 million with no expiration date.

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

BWX Technologies (1)
S&P 500
S&P A&D Select
$250
$225
$200
$175
$150
$125
$100
$75
2016
2017
2018
2019
2020
2021

(1)Assumes initial investment of $100 on December 31, 2016 and reinvestment of dividends.
Item 6.    [RESERVED]

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements we make in the following discussion, which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the heading "Cautionary Statement Concerning Forward-Looking Statements" in Item 1 and throughout Item 1A of this Report.
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
Outlook
Nuclear Operations Group
We expect the backlog of our Nuclear Operations Group segment of approximately $4,511 million at December 31, 2021 to produce revenues of approximately $1,573 million in 2022, not including any change orders or new contracts that may be awarded during the year.
The revenues of our Nuclear Operations Group segment are largely a function of defense spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, we are a significant participant in the defense industry and have not been negatively impacted by federal budget reductions to date. We believe many of our programs are well-aligned with national defense and other strategic priorities as we supply high-end equipment for submarines and aircraft carriers for the U.S. Navy. However, it is possible that reductions in federal government spending could have an adverse impact on the operating results and cash flows of this segment in the future.
We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future. In addition, the U.S. Navy issued its fiscal year 2022 long-range shipbuilding plan in June 2021, which maintains previous recommendations to increase the size of its fleet of ships to include additional submarines and aircraft carriers. While the current presidential administration may make further changes with its fiscal year 2023 budget submission, we have made additional capital expenditures and investments in personnel to meet this anticipated growth in demand and we expect to continue making such expenditures and investments.
Nuclear Power Group
We expect the backlog of our Nuclear Power Group segment of approximately $644 million at December 31, 2021 to produce revenues of approximately $260 million in 2022, not including any change orders or new contracts that may be awarded during the year. The revenues in this segment primarily depend on the demand and competitiveness of nuclear energy. The activity of this segment depends on the timing of maintenance and refueling outages, the cyclical nature of capital expenditures and major refurbishment and plant life extension projects, as well as the demand for nuclear fuel and fuel handling equipment primarily in the Canadian market, which could cause variability in our financial results.
Our Nuclear Power Group segment's offerings also include medical radioisotope products, radiopharmaceuticals and medical devices for use in diagnostic imaging and therapeutic treatments. The medical isotope business will be the platform from which we plan to launch our Molybdenum-99 product line and a number of future radioisotope-based imaging, diagnostic and therapeutic products.

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
Given our specialized capabilities of full life-cycle management of special materials, facilities and technologies, we believe our Nuclear Services Group segment is well-positioned to participate in the continuing cleanup, operation and management of critical government-owned nuclear sites, laboratories and manufacturing complexes maintained by the DOE, NASA and other federal agencies. However, it is possible that reductions in federal government spending could have an adverse impact on the operating results and cash flows of this segment in the future.
This segment also specializes in the development of advanced technologies. The nature, timing and duration of any related contracts are dependent on the demand and funding availability for such technologies.
Critical Accounting Estimates
Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe the following are our most critical accounting policies that we apply in the preparation of our financial statements. These policies require our most difficult, subjective and complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain, and the impact of these policies have had or are reasonably likely to have a material impact on our financial condition or results of operations.
See Note 1 to our consolidated financial statements included in this Report for further discussion of significant accounting policies.
Contracts and Revenue Recognition
We generally recognize estimated contract revenue and resulting income over time based on the measurement of the extent of progress toward completion using total costs incurred as a percentage of the total estimated project costs for individual performance obligations. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. If a current estimate of total contract costs indicates a loss on a contract, the projected loss is recognized in full when determined. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report. In the years ended December 31, 2021, 2020 and 2019, we recognized net favorable changes in estimates related to long-term contracts that increased operating income by approximately $26.5 million, $42.8 million and $71.6 million, respectively.
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
Pension Plans and Postretirement Benefits
We utilize actuarial and other assumptions in calculating the cost and benefit obligations of our pension and postretirement benefits. The assumptions utilized in the determination of our cost and obligations include assumptions regarding discount rates, expected returns on plan assets, mortality and health care cost trends. The assumptions utilized represent our best estimates based on historical experience and other factors.
We calculate the majority of our pension costs under both financial accounting standards ("FAS") in accordance with GAAP and CAS in accordance with the FAR. We have prepared our consolidated financial statements and segment reporting disclosures utilizing pension costs calculated under FAS. Pension costs calculated under CAS are utilized as the basis for recovery of pension costs on our U.S. Government contracts. For the years ended December 31, 2021, 2020 and 2019, our CAS pension costs attributed to U.S. Government contracts totaled $29.0 million, $43.6 million and $46.7 million, respectively. The amount of recoverable CAS pension costs recognized as revenue on an annual basis may differ from the amounts noted above. See further discussion of our accounting for contracts and revenue recognition above and in Note 1 to our consolidated financial statements included in this Report.
Actual experience that differs from these assumptions or future changes in assumptions will affect our recognized benefit obligations and related costs. We immediately recognize net actuarial gains and losses in earnings in the fourth quarter as a component of net periodic benefit cost. Net actuarial gains and losses occur when actual experience differs from any of the various assumptions used to value our pension and postretirement benefit plans or when assumptions, which are revisited annually through our update of our actuarial valuations, change due to current market conditions or underlying demographic changes. The primary factors contributing to net actuarial gains and losses are changes in the discount rate used to value the obligations as of the measurement date each year and the difference between the actual return on plan assets and the expected return on plan assets. The effect of changes in the discount rate and expected rate of return on plan assets assumptions in combination with the actual return on plan assets can result in significant changes in our estimated pension and postretirement benefit cost and our consolidated financial condition.
The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate and return on plan assets on our FAS pension benefit plan obligations and expense for the year ended December 31, 2021:

	.25% Increase	.25% Decrease
	(In millions)
Discount Rate:
Effect on ongoing net periodic benefit cost (1)	$1.3	$(1.6)
Effect on projected benefit obligation	$(35.8)	$39.5
Return on Plan Assets:
Effect on ongoing net periodic benefit cost	$(3.1)	$3.1
(1)Excludes effect of annual mark to market adjustment.
Goodwill and Intangible Assets
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
Under the market valuation approach, we employ the guideline publicly traded company method, which indicates the fair value of the equity of each reporting unit by comparing it to publicly traded companies in similar lines of business. After identifying and selecting guideline companies, we analyze their business and financial profiles for relative similarity. Factors such as size, growth, risk and profitability are analyzed and compared to each of our reporting units. Assumptions include the selection of our peer companies and use of market multiples, which could increase or decrease based on the profitability of our competitors and performance of their stock, which is often dependent on the performance of the stock market and general economy as a whole.

Adverse changes in the assumptions utilized in our impairment test could cause a reduction or elimination of excess fair value over carrying value, resulting in potential recognition of impairment. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recorded to goodwill in the amount by which the carrying value exceeds fair value.
We completed our annual review of goodwill for each of our reporting units for the year ended December 31, 2021, which indicated that we had no impairment of goodwill. The fair value of our reporting units was substantially in excess of carrying value.
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
We have completed our annual review of our indefinite-lived intangible assets for the year ended December 31, 2021, which indicated that we had no impairment. The fair value of our indefinite-lived intangible assets was substantially in excess of carrying value.
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
COVID-19 Assessment
General
We continue to monitor COVID-19 and its impacts and potential impacts on our business. We have received notifications from the U.S. and Canadian governments designating BWXT as an essential business given our roles in national security, energy production and medical manufacturing. We continue to operate our facilities and have taken numerous precautions to mitigate exposure and protect the health and well-being of our workforce, including arranging for the vaccination of our workforce, where possible.
To date, we have experienced localized and episodic operational challenges as a result of employee illness, quarantines and social distancing protocols. Because developments related to the spread of COVID-19 and its impacts continue to change, it is difficult to predict any future impact at this time. We have experienced, and may experience further, disruptions to demand for certain of our products and services and our operations in the future as a result of, among other things, national, state, provincial or local government enforced quarantines, vaccine mandates and related labor issues, worker illness, absenteeism or attrition, supply chain disruptions and travel and other restrictions. For similar reasons, COVID-19 may also adversely impact our supply chain and other manufacturers, which could delay our receipt of essential goods and services. Any number of these potential risks could have a material adverse effect on our financial condition, results of operations and cash flows.
Government Assistance
On March 27, 2020, the U.S. Government enacted the CARES Act, which among other things, provided employers an option to defer payroll tax payments for a limited period. As of December 31, 2021, we have deferred $21.4 million of payroll taxes which are due in two equal installments by early January 2022 and 2023. Additionally, on April 11, 2020, the Canadian Government enacted the CEWS under the COVID-19 Economic Response Plan to prevent large layoffs and help employers offset a portion of their employee salaries and wages for a limited period. During the years ended December 31, 2021 and 2020, we recognized subsidies under the CEWS as offsets to operating expenses of $5.4 million and $20.4 million, respectively. The Canadian Government extended the CEWS to May 2022 with a number of modifications. These modifications significantly decreased the amount of claims for which we qualified when compared to the prior year.
See Item 1A of this Report for an additional discussion of risks of COVID-19 on our business.
Results of Operations – Years Ended December 31, 2021, 2020 and 2019
Selected financial highlights are presented in the table below:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
REVENUES:
Nuclear Operations Group	$1,622,598	$1,646,257	$1,428,587
Nuclear Power Group	407,082	371,269	352,640
Nuclear Services Group	123,538	136,493	131,339
Eliminations	(29,144)	(30,503)	(17,646)
	$2,124,074	$2,123,516	$1,894,920
OPERATING INCOME:
Nuclear Operations Group	$308,645	$326,049	$298,328
Nuclear Power Group	52,548	51,989	53,815
Nuclear Services Group	27,932	26,436	14,226
Other	(24,333)	(22,309)	(23,099)
	$364,792	$382,165	$343,270
Unallocated Corporate	(18,944)	(23,613)	(17,749)
Total Operating Income	$345,848	$358,552	$325,521
This section discusses our 2021 and 2020 results of operations and contains year-to-year comparisons between 2021 and 2020. Discussions of our 2019 results and year-to-year comparisons between 2020 and 2019 that are not included in this Report can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
Consolidated Results of Operations
Consolidated revenues increased slightly to $2,124.1 million in the year ended December 31, 2021 compared to $2,123.5 million in 2020, due to an increase in our Nuclear Power Group segment revenues of $35.8 million, which was partially offset by decreases in revenues in our Nuclear Operations Group and Nuclear Services Group segments of $23.7 million and $13.0 million, respectively.
Consolidated operating income decreased $12.7 million to $345.8 million in the year ended December 31, 2021 compared to $358.6 million in 2020. Operating income in our Nuclear Operations Group and Other segments decreased by $17.4 million and $2.0 million, respectively. These decreases were partially offset by increases in our Nuclear Power Group and Nuclear Services Group segments of $0.6 million and $1.5 million, respectively. We also experienced lower Unallocated Corporate expenses of $4.7 million in 2021 when compared to the prior year.

Nuclear Operations Group

	Year Ended December 31,
	2021	2020	$ Change
	(In thousands)
Revenues	$1,622,598	$1,646,257	$(23,659)
Operating Income	$308,645	$326,049	$(17,404)
% of Revenues	19.0%	19.8%
Revenues decreased by 1.4%, or $23.7 million, to $1,622.6 million in the year ended December 31, 2021 compared to $1,646.3 million in 2020. The decrease was primarily related to the timing of the procurement of certain long-lead materials when compared to the prior year, which was partially offset by additional volume in the manufacture of nuclear components for U.S. Government programs and additional volume in our naval nuclear fuel and downblending operations.
Operating income decreased $17.4 million to $308.6 million in the year ended December 31, 2021 compared to $326.0 million in 2020. The decrease was due to the operating income impact of the changes in revenue noted above as well as lower levels of net favorable contract adjustments recorded in the current year when compared to the prior year.
Nuclear Power Group

	Year Ended December 31,
	2021	2020	$ Change
	(In thousands)
Revenues	$407,082	$371,269	$35,813
Operating Income	$52,548	$51,989	$559
% of Revenues	12.9%	14.0%
Revenues increased by 9.6%, or $35.8 million, to $407.1 million in the year ended December 31, 2021 compared to $371.3 million in 2020. The increase was primarily related to higher levels of in-plant inspection, maintenance and modification services totaling $26.2 million in addition to increases in revenues related to our nuclear fuel handling capabilities of $13.3 million. We also experienced higher levels of revenue in our fuel fabrication and medical radioisotopes businesses when compared to the prior year. These increases were partially offset by lower activity in our nuclear components business of $19.8 million, primarily associated with a major steam generator design and supply contract.
Operating income increased $0.6 million to $52.5 million in the year ended December 31, 2021 compared to $52.0 million in 2020, due to the operating income impact of the changes in revenues noted above as well as a $2.0 million gain resulting from the settlement of contingent consideration associated with the Precision Manufacturing acquisition. These increases were partially offset by a decrease in the amount of wage subsidies we received under the CEWS to offset the effects of COVID-19 on our Canadian operations of $15.0 million when compared to the prior year.
Nuclear Services Group

	Year Ended December 31,
	2021	2020	$ Change
	(In thousands)
Revenues	$123,538	$136,493	$(12,955)
Operating Income	$27,932	$26,436	$1,496
% of Revenues	22.6%	19.4%
Revenues decreased by 9.5%, or $13.0 million, to $123.5 million in the year ended December 31, 2021 compared to $136.5 million in 2020, primarily attributable to the divestiture of our U.S.-based commercial nuclear services business during the second quarter of 2020 and lower revenues at our Naval Reactors decommissioning and decontamination project. These decreases were partially offset by an increase in design and engineering work executed by our advanced technologies business, particularly in the space and defense markets.

Operating income increased $1.5 million to $27.9 million in the year ended December 31, 2021 compared to $26.4 million in 2020 due to higher site fee income, which was partially offset by the operating income impact associated with the changes in revenues noted above.
Other

	Year Ended December 31,
	2021	2020	$ Change
	(In thousands)
Operating Income	$(24,333)	$(22,309)	$(2,024)
Operating income decreased $2.0 million to a loss of $24.3 million in the year ended December 31, 2021 compared to a loss of $22.3 million in 2020, primarily due to an increase in costs associated with the commercialization of our medical radioisotope technology.
Unallocated Corporate
Unallocated corporate expenses decreased $4.7 million to $18.9 million in the year ended December 31, 2021 compared to $23.6 million in 2020, primarily due to a decrease in legal and consulting costs associated with due diligence activities in addition to a $2.6 million reserve related to a franchise tax audit of years prior to 2016, which was recorded in the year ended December 31, 2020.
Other Income (Expense)
During the year ended December 31, 2021, other income (expense) increased $46.2 million to a gain of $49.9 million compared to a gain of $3.6 million in 2020. A component of other income (expense) is net periodic benefit cost inclusive of mark to market adjustments due to our immediate recognition of net actuarial gains (losses) for our pension and postretirement benefit plans. Net periodic benefit cost resulted in an increase to other income of $61.3 million when compared to the prior year, caused by increased gains related to mark to market adjustments totaling $39.6 million. This increase was offset by an early redemption premium of $10.8 million and the write-off of deferred debt issuance costs totaling $4.2 million associated with the redemption of the Senior Notes due 2026, as defined below.
Provision for Income Taxes

	Year Ended December 31,
	2021	2020	$ Change
	(In thousands)
Income before Provision for Income Taxes	$395,713	$362,172	$33,541
Provision for Income Taxes	$89,425	$82,976	$6,449
Effective Tax Rate	22.6%	22.9%
For the year ended December 31, 2021, our provision for income taxes increased $6.4 million to $89.4 million, while income before provision for income taxes increased $33.5 million to $395.7 million when compared to the prior year. Our effective tax rate was 22.6% for the year ended December 31, 2021 compared to 22.9% for the year ended December 31, 2020. Our effective tax rates for the years ended December 31, 2021 and 2020 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings. These unfavorable rate impacts were partially offset by benefits recognized for excess tax benefits related to employee share-based payments of $0.3 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively.
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
Liquidity and Capital Resources
Our overall liquidity position, which we generally define as our unrestricted cash and cash equivalents plus amounts available for borrowings under our credit facility, decreased by approximately $301.6 million to $347.7 million at December 31, 2021 compared to $649.3 million at December 31, 2020, primarily attributable to an increase in net borrowings of long-term debt to fund capital expansion projects and repurchases of common stock. We experienced net cash generated from operations in each of the years ended December 31, 2021, 2020 and 2019. Typically, the fourth quarter has been the period of highest cash flows from operating activities because of the timing of payments received from the U.S. Government on accounts receivable retainages and cash dividends received from our joint ventures.
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
The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of December 31, 2021, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Revolving Credit Facility bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at December 31, 2021, the margin for Eurocurrency rate and base rate revolving loans was 1.50% and 0.50%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.50% and 0.90%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.20%.
As of December 31, 2021, borrowings and letters of credit issued under the Revolving Credit Facility totaled $400.0 million and $36.2 million, respectively. As a result, as of December 31, 2021 we had $313.8 million available under the

Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of December 31, 2021, the interest rate on outstanding borrowings under our Credit Facility was 1.61%.
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
Senior Notes due 2026
We issued $400 million aggregate principal amount of 5.375% senior notes due 2026 (the "Senior Notes due 2026") pursuant to an indenture dated May 24, 2018, among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. On July 15, 2021, using cash on hand and borrowings under the Credit Facility, we redeemed the Senior Notes due 2026 at a redemption price equal to 102.688% of the principal amount, resulting in an early redemption premium of $10.8 million and the write-off of deferred debt issuance costs totaling $4.2 million. These charges were recorded in our consolidated statement of income during the year ended December 31, 2021 as components of Other – net and Interest expense, respectively.
Senior Notes due 2028
We issued $400 million aggregate principal amount of 4.125% senior notes due 2028 (the "Senior Notes due 2028") pursuant to an indenture dated June 12, 2020 (the "2020 Indenture"), among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank Trust Company, National Association (formerly known as U.S. Bank National Association) ("U.S. Bank"), as trustee. The Senior Notes due 2028 are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Credit Facility.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of December 31, 2021, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
Senior Notes due 2029
We issued $400 million aggregate principal amount of 4.125% senior notes due 2029 (the "Senior Notes due 2029") pursuant to an indenture dated April 13, 2021 (the "2021 Indenture"), among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank, as trustee. The Senior Notes due 2029 are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Credit Facility.

Interest on the Senior Notes due 2029 is payable semi-annually in cash in arrears on April 15 and October 15 of each year at a rate of 4.125% per annum. The Senior Notes due 2029 will mature on April 15, 2029.
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
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of December 31, 2021, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of December 31, 2021, bonds issued and outstanding under these arrangements totaled approximately $109.5 million.
Other
Cash, Cash Equivalents, Restricted Cash and Investments
In the aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $8.2 million to $53.1 million at December 31, 2021 from $61.4 million at December 31, 2020, primarily due to the items discussed below. Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
	(In thousands)
Domestic	$39,128	$31,376
Foreign	14,016	29,985
Total	$53,144	$61,361
Our working capital increased by $70.2 million to $314.1 million at December 31, 2021 from $243.9 million at December 31, 2020, primarily attributable to changes in net contracts in progress and advance billings due to the timing of project cash flows and lower levels of incentive compensation recognized in the current year.
Our net cash provided by operating activities increased by $189.6 million to $386.0 million in the year ended December 31, 2021, compared to $196.4 million in the year ended December 31, 2020, primarily attributable to the timing of project cash flows.
Our net cash used in investing activities increased by $39.3 million to $304.7 million in the year ended December 31, 2021, compared to $265.3 million in the year ended December 31, 2020. The increase in cash used in investing activities was primarily attributable to an increase in purchases of property, plant and equipment of $56.0 million, offset by our acquisition of Precision Manufacturing for $15.9 million during the year ended December 31, 2020.
Our net cash used in financing activities increased by $115.2 million to $90.1 million in the year ended December 31, 2021, compared to cash provided by financing activities of $25.0 million in the year ended December 31, 2020. The increase in net cash used in financing activities was primarily attributable to an increase in the repurchases of common stock of $203.8 million compared to the prior year and the change in bank overdrafts of $88.7 million in 2021. These increases in cash usage were partially offset by an increase in net borrowings of long-term debt of $275.2 million compared to the prior year.
At December 31, 2021, we had short-term and long-term investments with a fair value of $13.4 million. Our investment portfolio consists primarily of U.S. Government securities, corporate bonds and mutual funds.
Cash Requirements
We believe we have sufficient cash and cash equivalents and borrowing capacity, along with cash generated from operations and continued access to debt markets, to satisfy our cash requirements for the next 12 months and beyond.
Our cash requirements as of December 31, 2021 include the following contractual obligations:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt principal	$1,200,000	$—	$—	$400,000	$800,000
Interest payments	$231,000	$33,000	$66,000	$66,000	$66,000
Lease payments	$17,573	$3,979	$4,889	$3,680	$5,025
Our contingent commitments under letters of credit and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)
$ 145,655	$ 127,107	$ 9,361	$ 9,187	$ —
Other cash requirements include, among other things, capital expenditures, payment of dividends, repurchases of common stock, capital contributions for joint ventures and contributions to our pension and other postretirement benefit plans.
Since 2017, we have made considerable investments in property, plant and equipment to support the growth of our Nuclear Operations Group and Nuclear Power Group segments. Significant projects included the expansion of Nuclear Operations Group facilities to support increased demand from the U.S. Government and the commercialization of our medical radioisotope technology in our Nuclear Power Group segment. We expect these heightened spending levels to begin to decline in 2022 as these capital expansion projects near completion.
During the year ended December 31, 2021, we paid $79.7 million in dividends to holders of our common stock. The declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our business, legal and regulatory requirements and other factors that our Board of Directors may deem relevant.
In April 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock up to an aggregate market value of $500 million. During the year ended December 31, 2021, we repurchased $225.8 million in shares of our common stock under this and prior share repurchase authorizations. As of December 31, 2021, the total remaining share repurchase authorization was $417.6 million. See Item 5 of this Report for additional share repurchase information.
During the year ended December 31, 2021, one of our joint ventures was awarded a DOE contract, which we expect to transition in 2022. Over the next 12 months, we anticipate significant initial capital contributions related to this joint venture.
We expect cash requirements totaling approximately $13.7 million for contributions to our pension plans in 2022. In addition, we anticipate cash requirements totaling approximately $1.6 million for contributions to our other postretirement benefit plans in 2022.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk from changes in interest rates relates primarily to our debt instruments. Our borrowings include both fixed and variable interest rate debt. At December 31, 2021, we had (i) $400.0 million in outstanding borrowings and $313.8 million available under the Credit Facility, (ii) an aggregate principal amount of $400.0 million of Senior Notes due 2028 and (iii) an aggregate principal amount of $400.0 million of Senior Notes due 2029. See the heading "Liquidity and Capital Resources" in Item 7 of this Report for additional information on our debt instruments.
We also have exposure from changes in interest rates related to our cash equivalents and our investment portfolio, which consists primarily of U.S. Government securities, corporate bonds and equities and mutual funds. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.
We have operations in foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange ("FX") rates or weak economic conditions in those foreign markets. In order to manage the operational risks associated with FX rate fluctuations, we attempt to hedge those risks with FX derivative instruments. Historically, we have hedged those risks with FX forward contracts. At December 31, 2021, the fair values of our outstanding derivative instruments were not significant. We do not enter into speculative derivative positions.
Interest Rate Sensitivity
The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

	Principal Amount by Expected Maturity (In thousands)
At December 31, 2021:								Fair Value at
	Years Ending December 31,							December 31,
	2022	2023	2024	2025	2026	Thereafter	Total	2021
Investments	$3,822	—	—	—	—	$7,587	$11,409	$13,369
Average Interest Rate	0.92%	—	—	—	—	0.94%
Fixed Interest Rate Debt	—	—	—	—	—	$800,000	$800,000	$812,833
Average Interest Rate	—	—	—	—	—	4.125%
Variable Interest Rate Debt	—	—	—	$400,000	—	—	$400,000	$395,100
Average Interest Rate	—	—	—	2.90%	—	—

At December 31, 2020:								Fair Value at
	Years Ending December 31,							December 31,
	2021	2022	2023	2024	2025	Thereafter	Total	2020
Investments	$3,716	—	—	—	—	$7,090	$10,806	$13,063
Average Interest Rate	1.92%	—	—	—	—	2.18%
Fixed Interest Rate Debt	—	—	—	—	—	$800,000	$800,000	$832,167
Average Interest Rate	—	—	—	—	—	4.75%
Variable Interest Rate Debt	—	—	—	—	$75,000	—	$75,000	$74,137
Average Interest Rate	—	—	—	—	2.19%	—
Exchange Rate Sensitivity
The following table provides information about our FX forward contracts outstanding at December 31, 2021 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average FX rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual FX rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands)
	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2022	December 31, 2021	Exchange Rate
Canadian dollar	$3,212	$60	1.2842
U.S. dollar (selling Canadian dollar)	$329,652	$(3,281)	1.2759
Euro (selling Canadian dollar)	$5,238	$(67)	1.4604

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2023	December 31, 2021	Exchange Rate
Canadian dollar	$9,636	$155	1.2899
U.S. dollar (selling Canadian dollar)	$3,513	$(72)	1.2935
Euro (selling Canadian dollar)	$995	$7	1.4510

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of BWX Technologies, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BWX Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
•We tested recorded revenue using analytical procedures.
•We analyzed cumulative adjustments recorded during the year and tested those with characteristics of audit interest to determine that the adjustments were the result of changes in facts and circumstances.
•We analyzed contracts with customers recognized over time to identify whether there are contracts with characteristics of audit interest. For each contract determined to exhibit characteristics of audit interest, we performed detail testing, including the following:
◦Read the contract to understand the contract terms and the accounting treatment in accordance with generally accepted accounting principles.
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
◦Evaluated a selection of cost estimates within the selected contract as follows:
▪Evaluated costs incurred to date and costs of similar performance obligations, as appropriate, to evaluate the reasonableness of management’s estimates.
▪Evaluated management’s ability to achieve the cost estimates by performing corroborating inquiries with the Company’s project manager and comparing the estimates to management’s work plans and/or supplier contracts, as appropriate.
/S/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 22, 2022
We have served as the Company's auditor since 2009.

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2021	2020
	(In thousands)
Current Assets:
Cash and cash equivalents	$33,891	$42,610
Restricted cash and cash equivalents	2,896	3,070
Investments	3,811	3,707
Accounts receivable – trade, net	70,663	153,368
Accounts receivable – other	16,651	22,239
Retainages	51,507	55,172
Contracts in progress	546,595	449,176
Other current assets	47,718	44,256
Total Current Assets	773,732	773,598
Property, Plant and Equipment, Net	1,045,640	816,471
Investments	9,558	9,356
Goodwill	285,502	283,708
Deferred Income Taxes	21,394	49,415
Investments in Unconsolidated Affiliates	85,284	71,806
Intangible Assets	185,551	192,751
Other Assets	94,719	96,398
TOTAL	$2,501,380	$2,293,503
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2021	2020
	(In thousands, except share and per share amounts)
Current Liabilities:
Bank overdraft	$—	$88,694
Accounts payable	189,842	184,392
Accrued employee benefits	71,835	89,740
Accrued liabilities – other	80,998	78,028
Advance billings on contracts	111,619	83,581
Accrued warranty expense	5,321	5,292
Total Current Liabilities	459,615	529,727
Long-Term Debt	1,189,304	862,731
Accumulated Postretirement Benefit Obligation	24,333	25,689
Environmental Liabilities	92,642	84,153
Pension Liability	59,388	144,859
Other Liabilities	38,863	28,576
Commitments and Contingencies (Note 10)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 127,311,985 and 127,009,536 shares at December 31, 2021 and 2020, respectively	1,273	1,270
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; no shares issued	—	—
Capital in excess of par value	174,288	153,800
Retained earnings	1,775,751	1,549,950
Treasury stock at cost, 35,915,747 and 31,698,747 shares at December 31, 2021 and 2020, respectively	(1,326,280)	(1,095,452)
Accumulated other comprehensive income (loss)	12,143	8,198
Stockholders' Equity – BWX Technologies, Inc.	637,175	617,766
Noncontrolling interest	60	2
Total Stockholders' Equity	637,235	617,768
TOTAL	$2,501,380	$2,293,503
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except share and per share amounts)
Revenues	$2,124,074	$2,123,516	$1,894,920
Costs and Expenses:
Cost of operations	1,573,797	1,548,119	1,361,056
Research and development costs	11,059	14,189	17,672
Losses (gains) on asset disposals and impairments, net	(3,532)	(1,361)	2,824
Selling, general and administrative expenses	230,400	231,169	216,771
Total Costs and Expenses	1,811,724	1,792,116	1,598,323
Equity in Income of Investees	33,498	27,152	28,924
Operating Income	345,848	358,552	325,521
Other Income (Expense):
Interest income	416	518	942
Interest expense	(35,758)	(31,014)	(35,320)
Other – net	85,207	34,116	22,599
Total Other Income (Expense)	49,865	3,620	(11,779)
Income before Provision for Income Taxes	395,713	362,172	313,742
Provision for Income Taxes	89,425	82,976	69,065
Net Income	$306,288	$279,196	$244,677
Net Income Attributable to Noncontrolling Interest	(417)	(526)	(562)
Net Income Attributable to BWX Technologies, Inc.	$305,871	$278,670	$244,115
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$3.24	$2.92	$2.56
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$3.24	$2.91	$2.55
Shares used in the computation of earnings per share (Note 17):
Basic	94,278,894	95,457,193	95,377,414
Diluted	94,518,422	95,726,497	95,810,538
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net Income	$306,288	$279,196	$244,677
Other Comprehensive Income (Loss):
Currency translation adjustments	6,173	15,685	5,263
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $170, $24 and $442, respectively	(500)	(73)	(1,586)
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $(103), $173 and $(310), respectively	302	(487)	888
Benefit obligations:
Unrecognized losses arising during the period, net of tax benefit of $1,301, $513 and $1,274, respectively	(4,415)	(1,820)	(4,249)
Recognition of benefit plan costs, net of tax benefit of $(624), $(645) and $(562), respectively	2,295	2,532	2,030
Investments:
Unrealized gains (losses) arising during the period, net of tax provision of $(24), $(56) and $(3), respectively	90	(191)	418
Other Comprehensive Income (Loss)	3,945	15,646	2,764
Total Comprehensive Income	310,233	294,842	247,441
Comprehensive Income Attributable to Noncontrolling Interest	(417)	(526)	(562)
Comprehensive Income Attributable to BWX Technologies, Inc.	$309,816	$294,316	$246,879
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
		(In thousands, except share and per share amounts)
Balance December 31, 2018	125,871,866	$1,259	$115,725	$1,166,762	$(10,289)	$(1,037,795)	$235,662	$39	$235,701
Recently adopted accounting standards	—	—	—	(1,219)	77	—	(1,142)	—	(1,142)
Net income	—	—	—	244,115	—	—	244,115	562	244,677
Dividends declared ($0.68 per share)	—	—	—	(65,275)	—	—	(65,275)	—	(65,275)
Currency translation adjustments	—	—	—	—	5,263	—	5,263	—	5,263
Derivative financial instruments	—	—	—	—	(698)	—	(698)	—	(698)
Defined benefit obligations	—	—	—	—	(2,219)	—	(2,219)	—	(2,219)
Available-for-sale investments	—	—	—	—	418	—	418	—	418
Exercises of stock options	246,967	2	5,623	—	—	—	5,625	—	5,625
Shares placed in treasury	—	—	—	—	—	(30,369)	(30,369)	—	(30,369)
Stock-based compensation charges	460,452	5	12,721	—	—	—	12,726	—	12,726
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(595)	(595)
Balance December 31, 2019	126,579,285	$1,266	$134,069	$1,344,383	$(7,448)	$(1,068,164)	$404,106	$6	$404,112
Recently adopted accounting standards	—	—	—	—	—	—	—	—	—
Net income	—	—	—	278,670	—	—	278,670	526	279,196
Dividends declared ($0.76 per share)	—	—	—	(73,103)	—	—	(73,103)	—	(73,103)
Currency translation adjustments	—	—	—	—	15,685	—	15,685	—	15,685
Derivative financial instruments	—	—	—	—	(560)	—	(560)	—	(560)
Defined benefit obligations	—	—	—	—	712	—	712	—	712
Available-for-sale investments	—	—	—	—	(191)	—	(191)	—	(191)
Exercises of stock options	95,750	1	2,890	—	—	—	2,891	—	2,891
Shares placed in treasury	—	—	—	—	—	(27,288)	(27,288)	—	(27,288)
Stock-based compensation charges	334,501	3	16,841	—	—	—	16,844	—	16,844
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(530)	(530)
Balance December 31, 2020	127,009,536	$1,270	$153,800	$1,549,950	$8,198	$(1,095,452)	$617,766	$2	$617,768
Recently adopted accounting standards	—	—	—	—	—	—	—	—	—
Net income	—	—	—	305,871	—	—	305,871	417	306,288
Dividends declared ($0.84 per share)	—	—	—	(80,070)	—	—	(80,070)	—	(80,070)
Currency translation adjustments	—	—	—	—	6,173	—	6,173	—	6,173
Derivative financial instruments	—	—	—	—	(198)	—	(198)	—	(198)
Defined benefit obligations	—	—	—	—	(2,120)	—	(2,120)	—	(2,120)
Available-for-sale investments	—	—	—	—	90	—	90	—	90
Exercises of stock options	76,682	—	1,878	—	—	—	1,878	—	1,878
Shares placed in treasury	—	—	—	—	—	(230,828)	(230,828)	—	(230,828)
Stock-based compensation charges	225,767	3	18,610	—	—	—	18,613	—	18,613
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(359)	(359)
Balance December 31, 2021	127,311,985	$1,273	$174,288	$1,775,751	$12,143	$(1,326,280)	$637,175	$60	$637,235
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$306,288	$279,196	$244,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,080	60,674	61,722
Income of investees, net of dividends	(13,023)	(2,147)	(7,969)
Provision for deferred taxes	40,091	7,890	3,794
Recognition of (gains) losses for pension and postretirement plans	(36,647)	9,548	6,222
Stock-based compensation expense	18,613	16,844	12,726
Premium for early redemption of senior notes	10,752	—	—
Recognition of debt issuance costs from former debt instruments	4,212	665	—
Other, net	1,401	(1,457)	963
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	84,006	(98,302)	15,605
Accounts payable	28,795	(1,241)	44,592
Retainages	3,875	(8,578)	11,477
Contracts in progress and advance billings on contracts	(67,137)	(53,242)	(78,645)
Income taxes	4,116	1,157	(3,833)
Accrued and other current liabilities	(1,991)	6,843	(14,135)
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(69,424)	(29,311)	(8,822)
Other, net	3,019	7,903	(9,006)
NET CASH PROVIDED BY OPERATING ACTIVITIES	386,026	196,442	279,368
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(311,052)	(255,027)	(182,124)
Acquisition of businesses	—	(15,905)	—
Purchases of securities	(4,739)	(4,232)	(4,208)
Sales and maturities of securities	5,553	6,360	5,874
Other, net	5,585	3,485	463
NET CASH USED IN INVESTING ACTIVITIES	(304,653)	(265,319)	(179,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,324,300	844,500	699,600
Repayments of long-term debt	(999,300)	(794,676)	(654,095)
Premium for early redemption of senior notes	(10,752)	—	—
Payment of debt issuance costs	(4,838)	(6,803)	—
Borrowings and repayments of bank overdraft	(88,694)	88,694	—
Repurchases of common stock	(225,786)	(21,960)	(20,000)
Dividends paid to common shareholders	(79,668)	(72,940)	(65,374)
Exercises of stock options	2,033	2,812	4,446
Cash paid for shares withheld to satisfy employee taxes	(5,042)	(5,249)	(9,190)
Other, net	(2,389)	(9,332)	900
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(90,136)	25,046	(43,713)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	240	(271)	332
TOTAL (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(8,523)	(44,102)	55,992
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,298	92,400	36,408
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,775	$48,298	$92,400
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$50,840	$38,267	$39,670
Income taxes (net of refunds)	$44,949	$73,589	$70,056
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$27,495	$51,492	$39,528
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the consolidated financial statements of BWX Technologies, Inc. ("BWXT") in U.S. dollars in accordance with accounting principles generally accepted in the United States ("GAAP").
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at December 31, 2021 and for the year ended December 31, 2021. On June 30, 2015, we completed the spin-off of our former Power Generation business (the "spin-off") into an independent, publicly traded company named Babcock & Wilcox Enterprises, Inc. ("BWE"). We present the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.
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

See Note 15 and Note 3 for financial information about our segments.
During the first quarter of 2022, we made changes to our reportable segments to better align our businesses by their government and commercial nature, which reflects the manner in which resources will be allocated and operating performance will be assessed going forward. Beginning with first quarter of 2022 reporting, our reportable segments will be Government Operations and Commercial Operations, and both segments will now include research and development and certain commercialization activities associated with new technologies previously reported centrally, outside of our reportable segments. Our Government Operations segment will consist of our legacy Nuclear Operations Group and Nuclear Services Group segments with certain research and development activities in the areas of advanced reactors and autonomous manufacturing. Our Commercial Operations segment will consist of our legacy Nuclear Power Group with certain research and development and commercialization activities in the areas of medical and industrial radioisotopes.
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
Recently Adopted Accounting Standards
There were no accounting standards adopted during the year ended December 31, 2021 that had an impact on our financial position, results of operations, cash flows or disclosures.
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

The following summarizes the changes in the carrying amount of Accrued warranty expense:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at beginning of period	$5,292	$9,042	$10,344
Additions	924	1,341	2,232
Expirations and other changes (1)	(424)	(1,624)	(2,728)
Payments	(605)	(1,026)	(1,065)
Translation and other (2)	134	(2,441)	259
Balance at end of period	$5,321	$5,292	$9,042
(1)Includes discounts provided to customers in satisfaction of warranty obligations totaling $(1.2) million in the year ended December 31, 2019.
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
On April 11, 2020, the Canadian Government enacted the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan to prevent large layoffs and help employers offset a portion of their employee salaries and wages for a limited period. During the years ended December 31, 2021 and 2020, we recognized subsidies under the CEWS as offsets to operating expenses of $5.4 million and $20.4 million, respectively.
Research and Development
Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge the costs of research and development unrelated to specific contracts as incurred. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis.
Research and development activities totaled $31.4 million, $40.8 million and $66.9 million in the years ended December 31, 2021, 2020 and 2019, respectively. This includes amounts paid for by our customers of $20.3 million, $26.6 million and $49.2 million, in the years ended December 31, 2021, 2020 and 2019, respectively.

Capitalization of Interest Cost
We capitalize interest in accordance with FASB Topic Interest. We incurred total interest of $51.1 million, $40.8 million and $41.4 million in the years ended December 31, 2021, 2020 and 2019, respectively, of which we capitalized $15.3 million, $9.8 million and $6.1 million in the years ended December 31, 2021, 2020 and 2019, respectively.
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
We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2021, we had restricted cash and cash equivalents totaling $5.9 million, $3.0 million of which was held for future decommissioning of facilities (which is included in Other Assets on our consolidated balance sheets) and $2.9 million of which was held to meet reinsurance reserve requirements of our captive insurer.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our consolidated balance sheets to the totals presented on our consolidated statements of cash flows:

	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$33,891	$42,610
Restricted cash and cash equivalents	2,896	3,070
Restricted cash and cash equivalents included in Other Assets	2,988	2,618
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our consolidated statements of cash flows	$39,775	$48,298
Investments
Our investment portfolio consists primarily of U.S. Government securities, corporate bonds and equities and mutual funds. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with the unrealized gains and losses, net of tax, reported as a component of Accumulated other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings. We classify investments available for current operations in the consolidated balance sheets as current assets, while we classify investments held for long-term purposes as non-current assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity, and such adjustments are included in Interest income. We include realized gains and losses on our investments in Other – net. The cost of securities sold is based on the specific identification method. We include interest on investments in Interest income.
Inventories
We carry our inventory at the lower of cost or net realizable value using either the weighted average or first-in, first-out methods. At December 31, 2021 and 2020, Other current assets included inventories totaling $16.3 million and $15.0 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment
We carry our property, plant and equipment at depreciated cost, less any impairment provisions. We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 40 years for buildings and three to 14 years for machinery and equipment. Our depreciation expense was $58.1 million, $50.3 million and $51.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.
Property, plant and equipment is stated at cost and is set forth below:

	December 31,
	2021	2020
	(In thousands)
Land	$9,538	$9,585
Buildings	321,872	267,808
Machinery and equipment	957,423	827,785
Property under construction	487,856	420,374
	1,776,689	1,525,552
Less: Accumulated depreciation	731,049	709,081
Property, Plant and Equipment, Net	$1,045,640	$816,471
Goodwill
Goodwill represents the excess of the cost of our acquired businesses over the fair value of the net assets acquired. We perform testing of goodwill for impairment annually or more frequently whenever events or circumstances indicate the carrying value of goodwill may be impaired. We may elect to perform a qualitative test when we believe that there is sufficient excess fair value over carrying value based on our most recent quantitative assessment, adjusted for relevant events and circumstances that could affect fair value during the current year. If we conclude based on this assessment that it is more likely than not that the reporting unit is not impaired, we do not perform a quantitative impairment test. In all other circumstances, we compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recorded. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recorded to goodwill in the amount by which carrying value exceeds fair value.

The following summarizes the changes in the carrying amount of Goodwill:

	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
Balance at December 31, 2019	$110,939	$119,563	$45,000	$275,502
Acquisition of Precision Manufacturing (Note 2)	—	5,753	—	5,753
Translation	—	2,453	—	2,453
Balance at December 31, 2020	$110,939	$127,769	$45,000	$283,708
Translation	—	1,794	—	1,794
Balance at December 31, 2021	$110,939	$129,563	$45,000	$285,502
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

Our Intangible Assets were as follows:

	December 31,
	2021	2020	2019
	(In thousands)
Amortized intangible assets:
Gross cost:
Technical support agreement	$69,781	$68,785	$67,423
Customer relationships	40,247	39,954	39,555
Unpatented technology	38,073	37,529	36,785
CNSC class 1B nuclear facility license	26,911	26,528	26,002
Acquired backlog	7,595	7,487	—
Patented technology	792	780	765
All other	871	858	2,200
Total	$184,270	$181,921	$172,730
Accumulated amortization:
Technical support agreement	$(10,366)	$(7,227)	$(4,153)
Customer relationships	(18,176)	(15,996)	(13,841)
Unpatented technology	(6,398)	(4,584)	(2,805)
CNSC class 1B nuclear facility license	(4,521)	(3,573)	(2,635)
Acquired backlog	(2,531)	(1,248)	—
Patented technology	(363)	(286)	(212)
All other	(194)	(86)	(1,522)
Total	$(42,549)	$(33,000)	$(25,168)
Net amortized intangible assets	$141,721	$148,921	$147,562
Unamortized intangible assets:
NRC category 1 license	$43,830	$43,830	$43,830
The following summarizes the changes in the carrying amount of Intangible Assets:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at beginning of period	$192,751	$191,392	$228,676
Acquisitions (Note 2)	—	8,180	—
Amortization expense	(9,329)	(8,824)	(9,128)
Reclassification of right-of-use assets	—	—	(33,866)
Translation and other (1)	2,129	2,003	5,710
Balance at end of period	$185,551	$192,751	$191,392
(1)Includes $(0.6) million related to the divestiture of the U.S.-based commercial nuclear services business during the year ended December 31, 2020.
Estimated amortization expense for the next five fiscal years is as follows (amounts in thousands):

Year Ended December 31,	Amount
2022	$9,257
2023	$9,257
2024	$9,257
2025	$9,257
2026	$7,991

Leases
We lease certain manufacturing facilities, office space and equipment under operating leases with terms of one to 20 years. Certain of the leases include options to renew for periods of one to 10 years. We include lease options in our determination of the right-of-use asset and lease liability if it is reasonably certain that we will exercise one or more of the options. Leases with initial terms of 12 months or less are excluded from our right-of-use assets and lease liabilities. Our right-of-use assets are included in Other Assets on our consolidated balance sheets. Our current lease liabilities are included in Accrued liabilities – other, and our noncurrent lease liabilities are included in Other Liabilities on our consolidated balance sheets. We use discount rates based on our incremental borrowing rate as most of our leases do not provide an implicit rate that can be readily determined.
During the year ended December 31, 2021, we recognized lease expense of $8.4 million, which included $1.7 million related to the amortization of favorable lease agreements, and paid cash of $6.7 million for our operating leases. During the years ended December 31, 2020 and 2019, we recognized lease expense of $7.7 million and $8.1 million, respectively. At December 31, 2021, our weighted-average remaining lease term was 6.7 years, and for the purpose of measuring the present value of our lease liabilities, the weighted-average discount rate was 4.19%. The maturities of our lease liabilities at December 31, 2021 were as follows (amounts in thousands):

2022	$3,979
2023	2,664
2024	2,225
2025	1,849
2026	1,831
Thereafter	5,025
Total lease payments	$17,573
Less: Interest	(2,445)
Present value of lease liabilities (1)	$15,128
(1)Includes current lease liabilities of $3.9 million.
At December 31, 2021, our right-of-use assets totaled $46.4 million. The difference between the right-of-use assets and lease liabilities was primarily the result of our adoption of the update to the FASB Topic Leases on January 1, 2019, which resulted in reclassifications from Intangible Assets of favorable leases related to acquisitions.
Deferred Debt Issuance Costs
We have included deferred debt issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of our debt liability. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at beginning of period	$12,269	$8,006	$9,583
Additions	4,838	6,803	—
Interest expense (1)	(6,411)	(2,540)	(1,577)
Balance at end of period	$10,696	$12,269	$8,006
(1)Includes the recognition of prior deferred debt issuance costs associated with former debt instruments of $(4.2) million and $(0.7) million for the years ended December 31, 2021 and 2020, respectively.
Pension Plans and Postretirement Benefits
We sponsor various defined benefit pension and postretirement benefit plans covering certain employees of our U.S. and Canadian subsidiaries. We utilize actuarial valuations to calculate the cost and benefit obligations of our pension and postretirement benefits. The actuarial valuations utilize significant assumptions in the determination of our benefit cost and obligations, including assumptions regarding discount rates, expected returns on plan assets, mortality and health care cost trends. We determine our discount rate based on a yield curve comprising rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension and postretirement benefit plan obligations. The expected rate of return on plan assets assumption is based on capital market assumptions of the long-term expected returns for the investment mix of assets currently in the portfolio. The expected rate of return on plan assets is determined to be the weighted-average of the nominal returns based on the weightings of the classes within the total asset portfolio. Expected health care cost trends represent expected annual rates of change in the cost of health care benefits and are estimated based on analysis of health care cost inflation.
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
Substantially all of our asset retirement obligations relate to the remediation of our nuclear analytical laboratory and the NFS facility in our Nuclear Operations Group segment as well as certain facilities in our Nuclear Power Group segment. The following summarizes the changes in the carrying amount of these liabilities:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at beginning of period	$78,110	$77,288	$90,822
Costs incurred	(215)	(1,608)	(10,380)
Additions/adjustments	—	(3,284)	(5,030)
Acquisitions	—	—	—
Accretion	5,996	5,343	5,379
Translation and other (1)	241	371	(3,503)
Balance at end of period (2)	$84,132	$78,110	$77,288
(1)Includes an adjustment of $(4.3) million to correct the business combination accounting for our 2016 acquisition during the year ended December 31, 2019.
(2)Includes current asset retirement obligations of $4.7 million, $2.8 million and $5.7 million at December 31, 2021, 2020 and 2019, respectively.

Self-Insurance
We have a wholly owned insurance subsidiary that provides employer's liability, general and automotive liability and primary workers' compensation insurance and, from time to time, builder's risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in Other Liabilities on our consolidated balance sheets are reserves for self-insurance totaling $4.5 million and $5.0 million at December 31, 2021 and 2020, respectively.
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
Accumulated Other Comprehensive Income
The components of Accumulated other comprehensive income included in Stockholders' Equity are as follows:

	December 31,
	2021	2020
	(In thousands)
Currency translation adjustments	$30,627	$24,454
Net unrealized loss on derivative financial instruments	(694)	(496)
Unrecognized prior service cost on benefit obligations	(18,022)	(15,902)
Net unrealized gain on available-for-sale investments	232	142
Accumulated other comprehensive income	$12,143	$8,198
The amounts reclassified out of Accumulated other comprehensive income by component and the affected consolidated statements of income line items are as follows:

	Year Ended December 31,
	2021	2020	2019
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)			Line Item Presented
Realized (loss) gain on derivative financial instruments	$307	$(35)	$(132)	Revenues
	(712)	695	(1,066)	Cost of operations
	(405)	660	(1,198)	Total before tax
	103	(173)	310	Provision for Income Taxes
	$(302)	$487	$(888)	Net Income
Amortization of prior service cost on benefit obligations	$(2,919)	$(3,177)	$(2,592)	Other – net
	624	645	562	Provision for Income Taxes
	$(2,295)	$(2,532)	$(2,030)	Net Income
Total reclassification for the period	$(2,597)	$(2,045)	$(2,918)

Foreign Currency Translation
We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of Accumulated other comprehensive income. We report foreign currency transaction gains and losses in income. We have included in Other – net transaction gains (losses) of $1.8 million, $(0.6) million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At December 31, 2021, we had deferred approximately $(0.7) million of net losses on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next twelve months. For the years ended December 31, 2021, 2020 and 2019, we recognized $(0.1) million, $8.7 million and $(1.0) million, respectively, of (gains) losses associated with FX forward contracts not designated as hedging instruments.
At December 31, 2021, our derivative financial instruments consisted of FX forward contracts with a total notional value of $352.2 million with maturities extending to November 2023. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.
New Accounting Standards
In October 2021, the FASB issued an update to the Topic Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires entities to recognize and measure contract assets and liabilities acquired in a business combination in accordance with FASB Topic Revenue from Contracts with Customers. The update will generally result in an entity recognizing contract assets and liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the impact, if any, of the adoption of this standard on our financial statements.
NOTE 2 – ACQUISITIONS
Laker Energy Products Ltd.
On January 2, 2020, our subsidiary BWXT Canada Ltd. acquired Laker Energy Products Ltd., which was renamed BWXT Precision Manufacturing Inc. ("Precision Manufacturing"), for CAD 23.3 million ($17.8 million U.S. dollar equivalent). We were subject to the payment of contingent consideration of which we had recognized CAD 2.5 million as a component of the purchase price. Our purchase price allocation resulted in the recognition of $8.4 million of Property, Plant and Equipment, Net, $8.2 million of Intangible Assets and $5.8 million of Goodwill. In addition, we recognized right-of-use assets and lease liabilities of $2.7 million. During the year ended December 31, 2021, we entered into an agreement with the seller resulting in no contingent consideration due and recognized a gain of $2.0 million (CAD 2.5 million) as a component of Cost of operations. Precision Manufacturing is a global supplier of nuclear-grade materials and precisely machined components for CANDU nuclear power utilities and is reported as part of our Nuclear Power Group segment.
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
Our Nuclear Operations Group segment's contracts primarily allow for billings as costs are incurred, subject to certain retainages on our fixed-price incentive fee contracts that require milestones to be reached for the remaining consideration to be paid. Our fuel and downblending contracts allow billing when we achieve certain milestones related to our progress.
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

Disaggregated Revenues
We allocate geographic revenues based on the location of the customers' operations. Revenues by geographic area and customer type were as follows:

	Year Ended December 31, 2021				Year Ended December 31, 2020				Year Ended December 31, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)
United States:
Government	$1,527,704	$—	$114,465	$1,642,169	$1,540,256	$—	$113,075	$1,653,331	$1,368,555	$—	$111,236	$1,479,791
Non-Government	87,809	44,102	5,560	137,471	98,986	35,432	19,061	153,479	51,802	38,058	17,907	107,767
	$1,615,513	$44,102	$120,025	$1,779,640	$1,639,242	$35,432	$132,136	$1,806,810	$1,420,357	$38,058	$129,143	$1,587,558
Canada:
Non-Government	$—	$345,412	$3,417	$348,829	$—	$309,433	$4,357	$313,790	$—	$287,948	$2,196	$290,144
Other:
Non-Government	$7,085	$17,568	$96	$24,749	$7,015	$26,404	$—	$33,419	$8,230	$26,634	$—	$34,864
Segment Revenues	$1,622,598	$407,082	$123,538	2,153,218	$1,646,257	$371,269	$136,493	2,154,019	$1,428,587	$352,640	$131,339	1,912,566
Eliminations				(29,144)				(30,503)				(17,646)
Revenues				$2,124,074				$2,123,516				$1,894,920
Revenues by timing of transfer of goods or services were as follows:

	Year Ended December 31, 2021				Year Ended December 31, 2020				Year Ended December 31, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)				(In thousands)				(In thousands)
Over time	$1,622,462	$355,477	$123,538	$2,101,477	$1,646,092	$322,745	$136,493	$2,105,330	$1,428,348	$305,075	$131,339	$1,864,762
Point-in-time	136	51,605	—	51,741	165	48,524	—	48,689	239	47,565	—	47,804
Segment Revenues	$1,622,598	$407,082	$123,538	2,153,218	$1,646,257	$371,269	$136,493	2,154,019	$1,428,587	$352,640	$131,339	1,912,566
Eliminations				(29,144)				(30,503)				(17,646)
Revenues				$2,124,074				$2,123,516				$1,894,920
Revenues by contract type were as follows:

	Year Ended December 31, 2021				Year Ended December 31, 2020				Year Ended December 31, 2019
	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total	Nuclear Operations Group	Nuclear Power Group	Nuclear Services Group	Total
	(In thousands)				(In thousands)				(In thousands)
Fixed-Price Incentive Fee	$1,244,916	$9,279	$—	$1,254,195	$1,226,770	$1,578	$—	$1,228,348	$1,137,883	$2,511	$—	$1,140,394
Firm-Fixed-Price	271,656	307,200	38,151	617,007	306,296	296,394	32,334	635,024	210,631	282,014	26,163	518,808
Cost-Plus Fee	104,365	—	73,621	177,986	112,479	—	94,320	206,799	79,741	755	102,726	183,222
Time-and-Materials	1,661	90,603	11,766	104,030	712	73,297	9,839	83,848	332	67,360	2,450	70,142
Segment Revenues	$1,622,598	$407,082	$123,538	2,153,218	$1,646,257	$371,269	$136,493	2,154,019	$1,428,587	$352,640	$131,339	1,912,566
Eliminations				(29,144)				(30,503)				(17,646)
Revenues				$2,124,074				$2,123,516				$1,894,920

Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the years ended December 31, 2021, 2020 and 2019, we recognized net favorable changes in estimates that resulted in increases in revenues of $30.7 million, $44.9 million and $70.9 million, respectively, as well as increases (decreases) in cost of operations of $4.2 million, $2.1 million and $(0.7) million, respectively.
Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized over time. Amounts that are withheld on our fixed-price incentive fee contracts are classified within Retainages. Certain of these amounts require conditions other than the passage of time to be achieved, with the remaining amounts only requiring the passage of time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled receivables. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the year ended December 31, 2021, our unbilled receivables increased $92.4 million primarily as a result of fixed-price incentive fee contracts within our Nuclear Operations Group segment and the timing of milestone billings on certain firm-fixed-price contracts within our Nuclear Power Group segment. During the year ended December 31, 2021, our Advance billings on contracts increased $28.0 million primarily as a result of billings in excess of revenue recognized on certain firm-fixed-price contracts within our Nuclear Operations Group segment. Our fixed-price incentive fee contracts for our Nuclear Operations Group segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments made during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts.

	December 31,	December 31,
	2021	2020
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$528,644	$436,279
Retainages	$51,507	$55,172
Included in Other Assets:
Retainages	$1,271	$1,488
Advance billings on contracts	$111,619	$83,581
Retainages expected to be collected after one year are included in Other Assets. Of the long-term retainages at December 31, 2021, we anticipate collecting $0.3 million in 2023 and $1.0 million in 2024.
During the years ended December 31, 2021 and 2020, we recognized $67.5 million and $51.5 million of revenue that was in Advance billings on contracts at the beginning of each year, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Of the remaining performance obligations on our contracts with customers at December 31, 2021, we expect to recognize revenues as follows:

	2022	2023	Thereafter	Total
	(In approximate millions)
Nuclear Operations Group	$1,573	$1,102	$1,836	$4,511
Nuclear Power Group	260	142	242	644
Nuclear Services Group	21	—	—	21
Total Remaining Performance Obligations	$1,854	$1,244	$2,078	$5,176

NOTE 4 – EQUITY METHOD INVESTMENTS
We have investments in entities that we account for using the equity method. Our share of the undistributed earnings of our equity method investees were $39.4 million and $26.6 million at December 31, 2021 and 2020, respectively. These amounts are included in Investments in Unconsolidated Affiliates on our consolidated balance sheets.
The following tables summarize combined balance sheet and income statement information for investments accounted for under the equity method:

	December 31,
	2021	2020
	(In thousands)
Current assets	$546,233	$492,025
Noncurrent assets	634	970
Total Assets	$546,867	$492,995
Current liabilities	$284,821	$270,536
Owners' equity	262,046	222,459
Total Liabilities and Owners' Equity	$546,867	$492,995

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Revenues	$4,254,635	$3,980,066	$3,716,548
Gross profit	$159,935	$142,709	$133,170
Net income	$156,994	$139,988	$130,949
Reimbursable costs recorded in revenues by the unconsolidated joint ventures in our Nuclear Services Group segment totaled $4,102.9 million, $3,851.5 million and $3,516.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Income taxes for the investees are the responsibility of the respective owners. Accordingly, no provision for income taxes has been recorded by the investees.
Reconciliations of net income per combined income statement information of our investees to equity in income of investees per our consolidated statements of income are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Equity income based on stated ownership percentages	$31,870	$27,266	$28,272
Timing of GAAP and other adjustments	1,628	(114)	652
Equity in income of investees	$33,498	$27,152	$28,924
Our transactions with unconsolidated affiliates were as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Sales to	$11,838	$12,186	$14,668
Dividends received	$20,475	$25,005	$20,955
Capital contributions, net of returns	$—	$(88)	$(255)
At December 31, 2021 and 2020, Accounts receivable - other included amounts due from unconsolidated affiliates of $1.6 million and $2.5 million, respectively.

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
We are currently under audit by various state authorities. With few exceptions, we do not have any returns under examination for years prior to 2017.
We apply the provisions of FASB Topic Income Taxes regarding the treatment of uncertain tax positions. A reconciliation of unrecognized tax benefits (exclusive of interest and federal and state benefits) is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at beginning of period	$5,852	$3,899	$274
Increases based on tax positions taken in the current year	964	2,075	3,736
Increases based on tax positions taken in the prior years	—	—	—
Decreases based on tax positions taken in the prior years	—	—	—
Decreases due to settlements with tax authorities	(6,775)	—	—
Decreases due to lapse of applicable statute of limitation	(41)	(123)	(127)
Other, net	—	1	16
Balance at end of period	$—	$5,852	$3,899

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Pension liability	$12,047	$31,152
Accrued warranty expense	1,363	1,338
Accrued vacation pay	7,633	7,442
Accrued liabilities for self-insurance (including postretirement health care benefits)	2,095	2,602
Accrued liabilities for executive and employee incentive compensation	10,733	13,312
Environmental and products liabilities	21,050	20,261
Lease liabilities	3,667	2,155
Investments in joint ventures and affiliated companies	2,283	1,148
Long-term contracts	21,562	15,974
Accrued payroll taxes	4,753	4,828
U.S. federal tax credits and loss carryforward	7,023	7,224
U.S. state tax credits and loss carryforward	4,866	6,819
Foreign tax credit and loss carryforward	16,477	9,919
Other	2,568	4,961
Total deferred tax assets	118,120	129,135
Valuation allowance for deferred tax assets	(13,218)	(12,892)
Deferred tax assets	104,902	116,243
Deferred tax liabilities:
Property, plant and equipment	66,636	39,315
Right-of-use lease assets	11,666	10,509
Intangibles	16,365	17,004
Total deferred tax liabilities	94,667	66,828
Net deferred tax assets	$10,235	$49,415
The components of Income before Provision for Income Taxes were as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
U.S.	$343,091	$314,150	$270,569
Other than U.S.	52,622	48,022	43,173
Income before Provision for Income Taxes	$395,713	$362,172	$313,742

The components of Provision for Income Taxes were as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current:
U.S. – federal	$31,535	$53,340	$47,693
U.S. – state and local	1,030	7,587	2,180
Other than U.S.	16,769	14,159	15,398
Total current	49,334	75,086	65,271
Deferred:
U.S. – federal	40,463	10,852	7,975
U.S. – state and local	3,473	(536)	872
Other than U.S.	(3,845)	(2,426)	(5,053)
Total deferred	40,091	7,890	3,794
Provision for Income Taxes	$89,425	$82,976	$69,065
The following is a reconciliation of our income tax provision from the U.S. statutory federal tax rate to our consolidated effective tax rate:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes	1.1%	1.9%	1.0%
Foreign rate differential	0.6%	0.6%	0.6%
Excess tax deductions on equity compensation	(0.1)%	(0.3)%	(0.7)%
Other	—%	(0.3)%	0.1%
Effective tax rate	22.6%	22.9%	22.0%
At December 31, 2021, we had a valuation allowance of $13.2 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences, our estimate of future taxable income and potential tax planning. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.
The following is an analysis of our valuation allowance for deferred tax assets:

	Beginning Balance	Charges To Costs and Expenses	Charged To Other Accounts	Ending Balance
	(In thousands)
Year Ended December 31, 2021	$(12,892)	(326)	—	$(13,218)
Year Ended December 31, 2020	$(13,578)	771	(85)	$(12,892)
Year Ended December 31, 2019	$(13,257)	(414)	93	$(13,578)
We have domestic federal and foreign capital losses of $9.3 million available to offset future capital gains. The domestic federal capital losses begin to expire in 2023, while the foreign capital losses have an indefinite carryforward period. We are carrying a full valuation allowance of $9.3 million against the deferred tax asset related to these domestic federal and foreign capital loss carryforwards.
In addition, we have state credits and state net operating losses of $6.1 million ($4.9 million net of federal tax benefit) available to offset future taxable income in various states. These state net operating loss carryforwards begin to expire in 2022. We are carrying a valuation allowance of $4.9 million ($3.9 million net of federal tax benefit) against the deferred tax asset related to the state credits and state loss carryforwards.

We would be subject to withholding taxes if we were to distribute earnings from certain foreign subsidiaries. As of December 31, 2021, the undistributed earnings of these subsidiaries were approximately $248.9 million, and our unrecognized deferred income tax liabilities of approximately $12.4 million would be payable upon the distribution of these earnings. All of our foreign earnings are considered indefinitely reinvested.
NOTE 6 – LONG-TERM DEBT
Our Long-Term Debt consists of the following:

	December 31,
	2021	2020
	(In thousands)
Debt Instruments:
Senior Notes	$800,000	$800,000
Credit Facility	400,000	75,000
Long-Term Debt, gross	1,200,000	875,000
Less: Deferred debt issuance costs	10,696	12,269
Long-Term Debt	$1,189,304	$862,731
Maturities of Long-Term Debt subsequent to December 31, 2021 were as follows: 2022 through 2024 – $0.0 million; 2025 – $400.0 million; 2026 – $0.0 million; and thereafter – $800.0 million.
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
The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of December 31, 2021, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Revolving Credit Facility bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at December 31, 2021, the margin for Eurocurrency rate and base rate revolving loans was 1.50% and 0.50%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.50% and 0.90%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.20%.
As of December 31, 2021, borrowings and letters of credit issued under the Revolving Credit Facility totaled $400.0 million and $36.2 million, respectively. As a result, as of December 31, 2021 we had $313.8 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of December 31, 2021, the interest rate on outstanding borrowings under our Credit Facility was 1.61%.
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
Senior Notes due 2026
We issued $400 million aggregate principal amount of 5.375% senior notes due 2026 (the "Senior Notes due 2026") pursuant to an indenture dated May 24, 2018, among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. On July 15, 2021, using cash on hand and borrowings under the Credit Facility, we redeemed the Senior Notes due 2026 at a redemption price equal to 102.688% of the principal amount, resulting in an early redemption premium of $10.8 million and the write-off of deferred debt issuance costs totaling $4.2 million. These charges were recorded in our consolidated statement of income during the year ended December 31, 2021 as components of Other – net and Interest expense, respectively.
Senior Notes due 2028
We issued $400 million aggregate principal amount of 4.125% senior notes due 2028 (the "Senior Notes due 2028") pursuant to an indenture dated June 12, 2020 (the "2020 Indenture"), among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank Trust Company, National Association (formerly known as U.S. Bank National Association) ("U.S. Bank"), as trustee. The Senior Notes due 2028 are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Credit Facility.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of December 31, 2021, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.

Senior Notes due 2029
We issued $400 million aggregate principal amount of 4.125% senior notes due 2029 (the "Senior Notes due 2029") pursuant to an indenture dated April 13, 2021 (the "2021 Indenture"), among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank, as trustee. The Senior Notes due 2029 are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Credit Facility.
Interest on the Senior Notes due 2029 is payable semi-annually in cash in arrears on April 15 and October 15 of each year at a rate of 4.125% per annum. The Senior Notes due 2029 will mature on April 15, 2029.
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
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of December 31, 2021, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of December 31, 2021, bonds issued and outstanding under these arrangements totaled approximately $109.5 million.
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

Obligations and Funded Status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2021	2020	2021	2020
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$1,414,055	$1,308,798	$61,086	$58,881
Service cost	11,667	10,650	760	642
Interest cost	27,170	37,199	1,197	1,612
Plan participants' contributions	199	180	488	562
Amendments	2,314	2,333	3,402	—
Settlements	(38,330)	(7,041)	—	—
Actuarial loss (gain)	(45,476)	120,126	(4,944)	2,219
Foreign currency exchange rate changes	1,669	3,513	197	331
Benefits paid	(65,002)	(61,703)	(2,885)	(3,161)
Benefit obligation at end of period	$1,308,266	$1,414,055	$59,301	$61,086
Change in plan assets:
Fair value of plan assets at beginning of period	$1,281,232	$1,150,495	$52,077	$48,321
Actual return on plan assets	72,030	190,862	2,898	5,293
Plan participants' contributions	199	180	488	562
Company contributions	6,164	5,131	1,008	992
Settlements	(39,439)	(7,041)	—	—
Foreign currency exchange rate changes	1,615	3,308	—	—
Benefits paid	(65,002)	(61,703)	(2,959)	(3,091)
Fair value of plan assets at the end of period	1,256,799	1,281,232	53,512	52,077
Funded status	$(51,467)	$(132,823)	$(5,789)	$(9,009)
Amounts recognized in the balance sheet consist of:
Prepaid postretirement benefit obligation	$—	$—	$20,122	$18,069
Prepaid pension	10,573	14,588	—	—
Accrued employee benefits	(3,125)	(3,082)	(1,578)	(1,389)
Accumulated postretirement benefit obligation	—	—	(24,333)	(25,689)
Pension liability	(58,915)	(144,329)	—	—
Accrued benefit liability, net	$(51,467)	$(132,823)	$(5,789)	$(9,009)
Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost (credit)	$20,536	$21,319	$2,520	$(1,059)
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$1,172,881	$1,264,764	N/A	N/A
Accumulated benefit obligation	$1,166,855	$1,255,899	$23,503	$24,593
Fair value of plan assets	$1,110,841	$1,117,353	$—	$—
Plans with plan assets in excess of accumulated benefit obligation:
Projected benefit obligation	$135,385	$149,291	N/A	N/A
Accumulated benefit obligation	$135,375	$149,270	$35,798	$36,493
Fair value of plan assets	$145,958	$163,879	$53,512	$52,077

We record the service cost component of net periodic benefit cost within Operating income on our consolidated statements of income. For the years ended December 31, 2021, 2020 and 2019, these amounts were $12.4 million, $11.3 million and $9.7 million, respectively. All other components of net periodic benefit cost are included in Other – net on our consolidated statements of income. For the years ended December 31, 2021, 2020 and 2019, these amounts were $(92.9) million, $(31.6) million and $(17.5) million, respectively. Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits Year Ended December 31,			Other Benefits Year Ended December 31,
	2021	2020	2019	2021	2020	2019
	(In thousands)
Components of net periodic benefit cost:
Service cost	$11,667	$10,650	$9,123	$760	$642	$545
Interest cost	27,170	37,199	46,307	1,197	1,612	2,254
Expected return on plan assets	(81,778)	(77,298)	(69,809)	(2,891)	(2,691)	(2,514)
Amortization of prior service cost	3,097	3,370	2,903	(178)	(193)	(311)
Recognized net actuarial loss (gain)	(34,690)	6,829	9,353	(4,876)	(458)	(5,723)
Net periodic benefit cost (income)	$(74,534)	$(19,250)	$(2,123)	$(5,988)	$(1,088)	$(5,749)
Net periodic benefit cost related to our pension plans is calculated in accordance with GAAP. In addition, we calculate pension costs in accordance with U.S. cost accounting standards ("CAS") for purposes of cost recovery on our U.S. Government contracts to the extent applicable. See further discussion of CAS pension costs under the heading "Critical Accounting Estimates" in Item 7 of this Annual Report on Form 10-K.
Recognized net actuarial losses (gains) consist primarily of our reported actuarial losses (gains), settlements, and the differences between the actual returns on plan assets and the expected returns on plan assets. The benefit obligation of our pension plans as of December 31, 2021 and 2020 increased (decreased) by $(43.0) million and $124.2 million, respectively, due to changes in the discount rate.
In December 2021, we purchased a group annuity contract that transferred certain foreign hourly pension benefit obligations of approximately $38.3 million to an insurance company for approximately 400 retirees. As a result, we recognized pension settlement-related charges of $1.1 million during the year ended December 31, 2021.
Additional Information

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2021	2020	2021	2020
	(In thousands)
Decrease in accumulated other comprehensive income due to actuarial losses – before taxes	$(2,314)	$(2,333)	$(3,402)	$—
In the current fiscal year, we have recognized expense (income) in other comprehensive income as a component of net periodic benefit cost of approximately $3.1 million and $(0.2) million for our pension benefits and other benefits, respectively.

Assumptions

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Weighted-average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	2.91%	2.63%	2.85%	2.49%

	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate to determine interest cost	1.96%	2.78%	3.98%	1.87%	2.62%	3.92%
Expected return on plan assets	6.80%	6.95%	6.95%	5.66%	5.66%	5.68%
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

	2021	2020
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	7.50%	6.75%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2034	2030
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
The assets of the domestic pension plans are commingled for investment purposes and held by the trustee in the BWXT Master Trust (the "Master Trust"). For the years ended December 31, 2021 and 2020, the investment returns on domestic plan assets of the Master Trust (net of deductions for management fees) were approximately 9% and 19%, respectively.
The following is a summary of the asset allocations for the Master Trust at December 31, 2021 and 2020 by asset category:

	December 31,
	2021	2020
Asset Category:
Commingled and Mutual Funds	29%	29%
U.S. Government Securities	32%	28%
Fixed Income (excluding U.S. Government Securities)	11%	18%
Diversified Credit	11%	11%
Real Estate	11%	7%
Partnerships with Security Holdings	4%	4%
Other	2%	3%
Total	100%	100%
The target allocation for 2022 for the domestic plans, by asset class, is as follows:

Asset Class:
Fixed Income	45%
Equities	28%
Other	27%
Foreign Plans
We sponsor various plans through certain of our Canadian subsidiaries.
The combined weighted-average asset allocations of these plans at December 31, 2021 and 2020 by asset category were as follows:

	December 31,
	2021	2020
Asset Category:
Fixed Income	20%	98%
Commingled and Mutual Funds	11%	—%
Cash and Other	69%	2%
Total	100%	100%

The target allocation for 2022 for the Canadian plans, by asset class, is as follows:

Asset Class:
Fixed Income	20%
Equities	11%
Cash and Other	69%
Fair Value
See Note 14 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total assets for our plans measured at fair value at December 31, 2021:

	12/31/2021	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Pension and Other Benefits:
U.S. Government Securities	$369,980	$365,295	$4,685	$—	$—
Commingled and Mutual Funds	358,423	77,680	—	—	280,743
Fixed Income	182,169	31,856	128,829	—	21,484
Diversified Credit	133,508	—	—	—	133,508
Real Estate	126,886	—	—	—	126,886
Investment Contract (1)	46,817	—	—	46,817	—
Partnerships with Security Holdings	46,515	—	—	—	46,515
Cash, Cash Equivalents and Accrued Items (2)	46,013	—	—	—	46,013
Total Assets	$1,310,311	$474,831	$133,514	$46,817	$655,149
(1)During 2021, we filed for regulatory approval for the windup of our foreign salaried pension benefit plan. Based on those participants who elected to receive annuities upon retirement, we purchased a group annuity contract totaling $45.6 million.
(2)Includes items that are not required to be categorized in the fair value hierarchy in order to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented in the Obligations and Funded Status table.
The following is a summary of total assets for our plans measured at fair value at December 31, 2020:

	12/31/2020	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Pension and Other Benefits:
Fixed Income	$391,418	$—	$228,857	$—	$162,561
Commingled and Mutual Funds	338,473	72,764	—	—	265,709
U.S. Government Securities	316,375	310,975	5,400	—	—
Diversified Credit	126,823	—	—	—	126,823
Real Estate	77,437	—	—	—	77,437
Partnerships with Security Holdings	49,007	—	—	—	49,007
Cash, Cash Equivalents and Accrued Items (1)	33,776	—	—	—	33,776
Total Assets	$1,333,309	$383,739	$234,257	$—	$715,313
(1)Includes items that are not required to be categorized in the fair value hierarchy in order to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented in the Obligations and Funded Status table.

The following is a summary of the changes in the Plans' Level 3 instruments for the year ended December 31, 2021:

Year Ended December 31,
2021
(In thousands)
Balance at beginning of period	$—
Purchases	45,645
Unrealized gain	652
Translation	520
Balance at end of period	$46,817
Cash Flows

	Domestic Plans		Foreign Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2022	$—	$90	$10,579	N/A
Expected benefit payments:
2022	$61,599	$2,924	$3,588	$526
2023	$63,669	$2,914	$3,802	$547
2024	$65,271	$2,959	$4,009	$557
2025	$66,406	$2,914	$4,212	$586
2026	$67,253	$2,855	$4,390	$639
2027-2031	$337,288	$12,881	$24,724	$3,404
Defined Contribution Plans
We also provide benefits under the BWXT Thrift Plan (the "Thrift Plan"). The Thrift Plan generally provides for matching employer contributions of 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, lay-off or approved disability. These matching employer contributions are made in cash and invested at the employees' discretion. We also provide service-based cash contributions under the Thrift Plan to employees not accruing benefits under our defined benefit plans. Our Canadian plans also include a defined contribution component whereby we make cash, service-based contributions. Amounts charged to expense for employer contributions under our defined contribution plans totaled approximately $37.5 million, $35.8 million and $31.7 million in the years ended December 31, 2021, 2020 and 2019, respectively.
NOTE 8 – CAPITAL STOCK
On November 6, 2018, our Board of Directors authorized an additional share repurchase of up to an aggregate market value of $250 million during a three-year period from November 6, 2018 to November 6, 2021. This authorization became fully utilized in September 2021. On April 30, 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $500 million with no expiration date.
In the year ended December 31, 2021, we repurchased 4,134,767 shares of our common stock for $225.8 million. In the year ended December 31, 2020, we repurchased 338,521 shares of our common stock for $22.0 million. In the year ended December 31, 2019, we repurchased 443,877 shares of our common stock for $20.0 million. As of December 31, 2021, we had approximately $417.6 million available to us for share repurchase under the $500 million authorization described above.

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
At December 31, 2021, we had a total of 4,036,598 shares of our common stock available for future awards. In the event of a change in control of the Company, the terms of the awards under the 2020 Plan contain provisions that may cause restrictions to lapse and accelerate the vesting of awards.
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
Stock-based compensation expense for all of our plans recognized for the years ended December 31, 2021, 2020 and 2019 totaled $18.3 million, $16.8 million and $14.8 million, respectively, with associated tax benefit totaling $3.0 million, $2.7 million and $2.5 million, respectively.
As of December 31, 2021, unrecognized estimated compensation expense related to nonvested awards was $14.8 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Stock Options
The following table summarizes activity for our stock options for the year ended December 31, 2021 (share data in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of period	201	$24.07
Granted	—	N/A
Exercised	(76)	$24.77
Cancelled/expired/forfeited	—	N/A
Outstanding at end of period	125	$23.65	3.2 years	$3.0
Exercisable at end of period	125	$23.65	3.2 years	$3.0
The aggregate intrinsic value included in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2021. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.
During the years ended December 31, 2021, 2020 and 2019, the total intrinsic value of stock options exercised was $2.7 million, $4.7 million and $8.1 million, respectively. The actual tax benefits realized related to the stock options exercised during the year ended December 31, 2021 totaled $0.3 million.
Performance Shares
Nonvested performance shares as of December 31, 2021 and changes during the year ended December 31, 2021 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	451	$56.15
Adjustment to assumed vesting percentage	52	$58.51
Granted	159	$59.39
Vested	(104)	$63.81
Cancelled/forfeited	(13)	$56.23
Nonvested at end of period	545	$55.90
The actual number of shares in which each participant vests is dependent upon achievement of certain return on invested capital and diluted earnings per share targets over a three-year performance period. The number of shares in which participants can vest ranges from zero to 200% of the initial performance shares granted, to be determined upon completion of the three-year performance period. The nonvested shares at the end of the period in the table above assumes weighted-average vesting of 129%.
The actual tax benefits realized related to the performance shares vested during the year ended December 31, 2021 totaled $1.0 million.

Restricted Stock Units
Nonvested restricted stock units as of December 31, 2021 and changes during the year ended December 31, 2021 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	185	$55.96
Granted	150	$60.29
Vested	(107)	$58.45
Cancelled/forfeited	(7)	$57.09
Nonvested at end of period	221	$57.66
The actual tax benefits realized related to the restricted stock units vested during the year ended December 31, 2021 totaled $1.1 million.
Cash-Settled Stock Appreciation Rights
The following table summarizes activity for our stock appreciation rights for the year ended December 31, 2021 (unit data in thousands):

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of period	40	$24.04
Granted	—	N/A
Exercised	(13)	$24.97
Cancelled/expired/forfeited	—	N/A
Outstanding at end of period	27	$23.62	3.2 years	$0.7
Exercisable at end of period	27	$23.62	3.2 years	$0.7
The aggregate intrinsic value included in the table above represents the total pre-tax intrinsic value that would have been received by the stock appreciation rights holders had all holders exercised their rights on December 31, 2021. The intrinsic value is calculated as the total number of stock appreciation rights multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the stock appreciation rights. This amount changes based on the price of our common stock.
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
As of December 31, 2021, we had 3,973 nonvested units valued at $47.88 per share with an assumed weighted-average vesting of 128%. The fair value is based on our closing stock price as of December 31, 2021 and is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.
Cash-Settled Restricted Stock Units
As of December 31, 2021, we had 1,715 nonvested units valued at $47.88 per share. The fair value is based on our closing stock price as of December 31, 2021 and is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.

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
We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the U.S. Environmental Protection Agency and the NRC. We are also involved in manufacturing activities at licensed facilities in Canada that are subject to continuing reviews by governmental agencies in Canada, including the CNSC.
The NRC's decommissioning regulations require our Nuclear Operations Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its two licensed facilities at the end of their service lives. We provided financial assurance totaling $61.8 million during the years ended December 31, 2021 and 2020 with surety bonds for the ultimate decommissioning of these licensed facilities. These facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. The surety bonds noted above are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC's decommissioning regulations require our Nuclear Power Group segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its CNSC-licensed facilities at the end of their service lives. We provided financial assurance totaling $46.4 million and $47.9 million during the years ended December 31, 2021 and 2020, respectively, with letters of credit and surety bonds for the ultimate decommissioning of these licensed facilities.
Our compliance with federal, foreign, state and local environmental control and protection regulations resulted in pre-tax charges of approximately $17.5 million, $16.3 million and $15.9 million in the years ended December 31, 2021, 2020 and 2019, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $3.1 million, $1.2 million and $1.4 million in the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021 and 2020, we had total environmental accruals (including asset retirement obligations) of $102.4 million and $91.3 million, respectively. Of our total environmental accruals at December 31, 2021 and 2020, $9.8 million and $7.1 million, respectively, were included in current liabilities. Inherent in the estimates of these accruals are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.

NOTE 11 – RISKS AND UNCERTAINTIES
Revenue Recognized Over Time
As of December 31, 2021, in accordance with the method of recognizing revenue over time, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-price contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.
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
NOTE 12 – FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK
The primary customer of our Nuclear Operations Group and Nuclear Services Group segments is the U.S. Government, including some of its contractors. Our Nuclear Power Group segment's major customers are large utilities. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In the years ended December 31, 2021, 2020 and 2019, U.S. Government contracts accounted for approximately 76%, 77% and 77% of our total consolidated revenues, respectively. Accounts receivable due directly or indirectly from the U.S. Government represented 68% and 83% of net receivables at December 31, 2021 and 2020, respectively. See Note 15 and Note 3 for additional information about our operations in different geographic areas.
We believe that our provision for possible losses on uncollectable accounts receivable is adequate for our credit loss exposure. At December 31, 2021 and 2020, the allowances for possible losses that we deducted from Accounts receivable – trade, net on our consolidated balance sheets were $0.2 million.

NOTE 13 – INVESTMENTS
The following is a summary of our investments at December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity securities
Mutual funds	$6,001	$1,649	$—	$7,650
Available-for-sale securities
U.S. Government and agency securities	2,742	—	(4)	2,738
Corporate bonds	2,559	374	(7)	2,926
Asset-backed securities and collateralized mortgage obligations	107	—	(52)	55
Total	$11,409	$2,023	$(63)	$13,369
The following is a summary of our investments at December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity securities
Equities	$172	$628	$—	$800
Mutual funds	5,323	1,432	—	6,755
Available-for-sale securities
U.S. Government and agency securities	2,317	1	(4)	2,314
Corporate bonds	2,879	259	(6)	3,132
Asset-backed securities and collateralized mortgage obligations	115	—	(53)	62
Total	$10,806	$2,320	$(63)	$13,063

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
Investments
Investments primarily include U.S. Government securities, corporate bonds and equities and mutual funds.
In general, and where applicable, we principally use a composite of observable prices and quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 and Level 2 investments.
Fair Value Measurements
The following is a summary of our investments measured at fair value at December 31, 2021:

	12/31/2021	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$7,650	$—	$7,650	$—	$—
Available-for-sale securities
U.S. Government and agency securities	2,738	2,738	—	—	—
Corporate bonds	2,926	1,852	1,074	—	—
Asset-backed securities and collateralized mortgage obligations	55	—	55	—	—
Total	$13,369	$4,590	$8,779	$—	$—
The following is a summary of our investments measured at fair value at December 31, 2020:

	12/31/2020	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Equities	$800	$—	$—	$800	$—
Mutual funds	6,755	—	6,755	—	—
Available-for-sale securities
U.S. Government and agency securities	2,314	2,314	—	—	—
Corporate bonds	3,132	1,738	1,394	—	—
Asset-backed securities and collateralized mortgage obligations	62	—	62	—	—
Total	$13,063	$4,052	$8,211	$800	$—
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At December 31, 2021 and 2020, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $(3.2) million and $(2.2) million, respectively.

Other Financial Instruments
We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments:
Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying consolidated balance sheets for Cash and cash equivalents and Restricted cash and cash equivalents approximate their fair values due to their highly liquid nature.
Long-term and short-term debt. We base the fair values of debt instruments, including our Senior Notes, on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At December 31, 2020, the fair value of our Senior Notes due 2026 was $415.5 million. At December 31, 2021 and 2020, the fair value of our Senior Notes due 2028 was $406.3 million and $416.7 million, respectively. At December 31, 2021, the fair value of our Senior Notes due 2029 was $406.5 million. The fair value of our remaining debt instruments approximated their carrying values at December 31, 2021 and 2020.
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
1. Information about Operations in our Different Industry Segments:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
REVENUES:
Nuclear Operations Group	$1,622,598	$1,646,257	$1,428,587
Nuclear Power Group	407,082	371,269	352,640
Nuclear Services Group	123,538	136,493	131,339
Eliminations (1)	(29,144)	(30,503)	(17,646)
	$2,124,074	$2,123,516	$1,894,920
(1)Segment revenues are net of the following intersegment transfers:

Nuclear Operations Group Transfers	$(5,402)	$(3,791)	$(4,382)
Nuclear Power Group Transfers	(778)	(553)	(208)
Nuclear Services Group Transfers	(22,964)	(26,159)	(13,056)
	$(29,144)	$(30,503)	$(17,646)

OPERATING INCOME:
Nuclear Operations Group	$308,645	$326,049	$298,328
Nuclear Power Group	52,548	51,989	53,815
Nuclear Services Group	27,932	26,436	14,226
Other	(24,333)	(22,309)	(23,099)
	$364,792	$382,165	$343,270
Unallocated Corporate (1)	(18,944)	(23,613)	(17,749)
Total Operating Income (2)	$345,848	$358,552	$325,521
Other Income (Expense)	49,865	3,620	(11,779)
Income before Provision for Income Taxes	$395,713	$362,172	$313,742
(1)Unallocated Corporate includes general corporate overhead not allocated to segments.
(2)The following amounts are included in Operating Income:

Losses (Gains) on Asset Disposals and Impairments, Net:
Nuclear Operations Group	$(8)	$(8)	$(6)
Nuclear Power Group	(2,548)	(1,681)	103
Nuclear Services Group	—	328	2,727
Other	—	—	—
Unallocated Corporate	(976)	—	—
	$(3,532)	$(1,361)	$2,824
Equity in Income of Investees:
Nuclear Operations Group	$—	$—	$—
Nuclear Power Group	—	—	—
Nuclear Services Group	33,498	27,152	28,924
Other	—	—	—
	$33,498	$27,152	$28,924

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
CAPITAL EXPENDITURES:
Nuclear Operations Group	$143,945	$135,637	$133,279
Nuclear Power Group	153,571	106,596	38,053
Nuclear Services Group	2,940	1,326	1,169
Other	166	252	2,597
Segment Capital Expenditures	300,622	243,811	175,098
Corporate Capital Expenditures	10,430	11,216	7,026
Total Capital Expenditures	$311,052	$255,027	$182,124
DEPRECIATION AND AMORTIZATION:
Nuclear Operations Group	$40,514	$33,174	$33,231
Nuclear Power Group	19,774	18,325	17,054
Nuclear Services Group	1,005	1,685	3,246
Other	1,076	645	787
Segment Depreciation and Amortization	62,369	53,829	54,318
Corporate Depreciation and Amortization	6,711	6,845	7,404
Total Depreciation and Amortization	$69,080	$60,674	$61,722

	December 31,
	2021	2020	2019
	(In thousands)
SEGMENT ASSETS:
Nuclear Operations Group	$1,243,766	$1,184,741	$986,827
Nuclear Power Group	974,372	828,729	580,413
Nuclear Services Group	186,249	166,240	177,952
Other	2,858	3,638	3,751
Segment Assets	2,407,245	2,183,348	1,748,943
Corporate Assets	94,135	110,155	159,970
Total Assets	$2,501,380	$2,293,503	$1,908,913
INVESTMENT IN UNCONSOLIDATED AFFILIATES:
Nuclear Operations Group	$—	$—	$—
Nuclear Power Group	—	—	—
Nuclear Services Group	85,284	71,806	70,116
Other	—	—	—
Total Investment in Unconsolidated Affiliates	$85,284	$71,806	$70,116

2. Information about our Product and Service Lines:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
REVENUES:
Nuclear Operations Group:
Government Programs	$1,527,704	$1,540,256	$1,368,555
Commercial Operations	94,894	106,001	60,032
	1,622,598	1,646,257	1,428,587
Nuclear Power Group:
Nuclear Manufacturing	246,444	250,585	243,472
Nuclear Services and Engineering	160,638	120,684	109,168
	407,082	371,269	352,640
Nuclear Services Group:
Nuclear Environmental Services	77,514	94,320	102,726
Nuclear Services and Advanced Reactor Design and Engineering	46,024	42,173	28,613
	123,538	136,493	131,339
Eliminations	(29,144)	(30,503)	(17,646)
	$2,124,074	$2,123,516	$1,894,920
3. Information about our Consolidated Operations in Different Geographic Areas:

	December 31,
	2021	2020	2019
	(In thousands)
NET PROPERTY, PLANT AND EQUIPMENT:
U.S.	$698,772	$603,518	$494,202
Canada	346,868	212,953	86,039
	$1,045,640	$816,471	$580,241
See Note 3 for revenues by geographic area for each of our segments.
4. Information about our Major Customers:
In the years ended December 31, 2021, 2020 and 2019, sales to the U.S. Government accounted for approximately 76%, 77% and 77% of our total consolidated revenues, respectively, all of which were included in our Nuclear Operations Group and Nuclear Services Group segments.

NOTE 16 – QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021 Quarter Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
	(In thousands, except per share amounts)
Revenues	$528,273	$505,099	$498,727	$591,975
Operating income (1)	$82,414	$73,751	$87,468	$102,215
Equity in income of investees	$8,316	$7,263	$10,618	$7,301
Net Income Attributable to BWX Technologies, Inc.	$69,749	$59,347	$59,914	$116,861
Earnings per common share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.73	$0.62	$0.64	$1.27
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.73	$0.62	$0.63	$1.26
(1)Includes equity in income of investees.

	Year Ended December 31, 2020 Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(In thousands, except per share amounts)
Revenues	$542,208	$504,520	$519,878	$556,910
Operating income (1)	$98,267	$82,434	$88,770	$89,081
Equity in income of investees	$6,063	$4,913	$8,271	$7,905
Net Income Attributable to BWX Technologies, Inc.	$75,499	$64,258	$73,171	$65,742
Earnings per common share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.79	$0.67	$0.77	$0.69
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.79	$0.67	$0.76	$0.69
(1)Includes equity in income of investees.
In the quarter ended September 30, 2021, we recognized an early redemption premium of $10.8 million and wrote-off deferred debt issuance costs totaling $4.2 million.
We immediately recognize actuarial gains (losses) for our pension and postretirement benefit plans in earnings as a component of net periodic benefit cost. Recorded in the quarters ended December 31, 2021 and 2020, the effects of these adjustments on pre-tax income were $39.6 million and $(6.4) million, respectively.

NOTE 17 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except shares and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$305,871	$278,670	$244,115
Weighted-average common shares	94,278,894	95,457,193	95,377,414
Basic earnings per common share	$3.24	$2.92	$2.56
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$305,871	$278,670	$244,115
Weighted-average common shares (basic)	94,278,894	95,457,193	95,377,414
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	239,528	269,304	433,124
Adjusted weighted-average common shares	94,518,422	95,726,497	95,810,538
Diluted earnings per common share	$3.24	$2.91	$2.55
(1)At December 31, 2021, 2020 and 2019, none of our shares were antidilutive.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. It should be noted that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2021. Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2021, and their report is included in this Item 9A.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of BWX Technologies, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BWX Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Company and our report dated February 22, 2022 expressed an unqualified opinion on those financial statements.
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
/S/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 22, 2022
Item 9B.    OTHER INFORMATION
None.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors" and "Named Executive Profiles" in the Proxy Statement for our 2022 Annual Meeting of Stockholders. The information required by this item with respect to our Code of Business Conduct and compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the headings "Code of Business Conduct" and "Section 16(a) Beneficial Ownership Compliance" in the Proxy Statement for our 2022 Annual Meeting of Stockholders. The information required by this item with respect to the audit committee financial experts is incorporated by reference to the material appearing in "Director Independence" and "Audit and Finance Committee" under the heading "Corporate Governance – Board of Directors and Its Committees" in the Proxy Statement for our 2022 Annual Meeting of Stockholders.
Item 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the material appearing under the headings "Compensation Discussion and Analysis," "Compensation of Directors," "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation" section under the heading "Corporate Governance – Board of Directors and Its Committees," and "Compensation Committee Report" in the Proxy Statement for our 2022 Annual Meeting of Stockholders.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the material appearing under the headings "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for our 2022 Annual Meeting of Stockholders.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the headings "Corporate Governance – Director Independence" and "Certain Relationships and Related Transactions" in the Proxy Statement for our 2022 Annual Meeting of Stockholders.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Deloitte & Touche LLP, Charlotte, NC, PCAOB ID: 34.
The information required by this item is incorporated by reference to the material appearing under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2022" in the Proxy Statement for our 2022 Annual Meeting of Stockholders.

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report or incorporated by reference:
1.CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements for the Years Ended December 31, 2021, 2020 and 2019
2.CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
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

4.2
Indenture, dated June 12, 2020, among BWX Technologies, Inc., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2020 (File No. 1-34658)).

4.3
Form of 4.125% Senior Notes due 2028 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2020 (File No. 1-34658)).

4.4
Indenture, dated April 13, 2021, among BWX Technologies, Inc., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2021 (File No. 1-34658)).

4.5
Form of 4.125% Senior Notes due 2029 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2021 (File No. 1-34658)).

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

10.17*
2010 Long-Term Incentive Plan of the Company as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.18*	BWX Technologies, Inc. 2020 Omnibus Incentive plan (incorporated by reference to Appendix B to the Company's Proxy Statement, dated March 17, 2020 (File No. 1-34658)).

10.19*
Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-34658)).

10.20*
Form of 2020 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 1-34658)).

10.21*
Form of 2020 Performance Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 1-34658)).

Exhibit Number	Description

10.22*
Form of 2021 Performance Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-34658)).

10.23*
Form of 2021 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-34658)).

10.24*
Form of Director and Officer Indemnification Agreement entered into between the Company and each of its directors and selected officers effective July 1, 2015 (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.25*
Transition Agreement, dated December 14, 2017, between John A. Fees and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 15, 2017 (File No. 1-34658)).

10.26
Joinder Agreement, dated as of May 24, 2019, between BWXT Advanced Technologies LLC and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 1-34658)).

10.27
Joinder Agreement, dated as of February 13, 2020, between Laker Energy Products Ltd. and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-34658)).

10.28
Joinder Agreement, dated as of July 9, 2020, between BWXT Mt. Athos, LLC and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-34658)).

10.29*	Transition Agreement, dated November 4, 2021, between David S. Black and the Company.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BWX TECHNOLOGIES, INC.

/s/ Rex D. Geveden
February 22, 2022	By:	Rex D. Geveden
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ Rex D. Geveden	President, Chief Executive Officer and Director
Rex D. Geveden	(Principal Executive Officer)

/s/ Robb A. LeMasters	Senior Vice President and Chief Financial Officer
Robb A. LeMasters	(Principal Financial Officer and Duly Authorized Representative)

/s/ Jason S. Kerr	Vice President and Chief Accounting Officer
Jason S. Kerr	(Principal Accounting Officer and Duly Authorized Representative)

/s/ John A. Fees	Non-Executive Chairman
John A. Fees

/s/ Jan A. Bertsch	Director
Jan A. Bertsch

/s/ Gerhard F. Burbach	Director
Gerhard F. Burbach

/s/ James M. Jaska	Director
James M. Jaska

/s/ Kenneth J. Krieg	Director
Kenneth J. Krieg

/s/ Leland D. Melvin	Director
Leland D. Melvin

/s/ Robert L. Nardelli	Director
Robert L. Nardelli

/s/ Barbara A. Niland	Director
Barbara A. Niland

/s/ John M. Richardson	Director
John M. Richardson
February 22, 2022