Form 10-Q
period 2022-03-31
BWX Technologies, Inc.
filed 2022-05-09
CIK 1486957

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
For the quarterly period ended March 31, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at May 5, 2022 was 91,192,769.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2022	December 31, 2021
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$23,635	$33,891
Restricted cash and cash equivalents	2,896	2,896
Investments	3,789	3,811
Accounts receivable – trade, net	58,886	70,663
Accounts receivable – other	14,501	16,651
Retainages	77,804	51,507
Contracts in progress	561,407	546,595
Other current assets	49,487	47,718
Total Current Assets	792,405	773,732
Property, Plant and Equipment, Net	1,071,365	1,045,640
Investments	8,997	9,558
Goodwill	286,859	285,502
Deferred Income Taxes	21,360	21,394
Investments in Unconsolidated Affiliates	101,857	85,284
Intangible Assets	184,688	185,551
Other Assets	101,576	94,719
TOTAL	$2,569,107	$2,501,380
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2022	December 31, 2021
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Accounts payable	$141,131	$189,842
Accrued employee benefits	60,071	71,835
Accrued liabilities – other	95,282	80,998
Advance billings on contracts	105,687	111,619
Accrued warranty expense	6,473	5,321
Total Current Liabilities	408,644	459,615
Long-Term Debt	1,299,777	1,189,304
Accumulated Postretirement Benefit Obligation	23,993	24,333
Environmental Liabilities	92,966	92,642
Pension Liability	52,886	59,388
Other Liabilities	30,887	38,863
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 127,591,227 and 127,311,985 shares at March 31, 2022 and December 31, 2021, respectively	1,276	1,273
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	178,243	174,288
Retained earnings	1,814,482	1,775,751
Treasury stock at cost, 36,403,902 and 35,915,747 shares at March 31, 2022 and December 31, 2021, respectively	(1,352,291)	(1,326,280)
Accumulated other comprehensive income (loss)	18,179	12,143
Stockholders' Equity – BWX Technologies, Inc.	659,889	637,175
Noncontrolling interest	65	60
Total Stockholders' Equity	659,954	637,235
TOTAL	$2,569,107	$2,501,380
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2022	2021
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$530,738	$528,273
Costs and Expenses:
Cost of operations	404,827	392,806
Research and development costs	2,953	3,116
Losses (gains) on asset disposals and impairments, net	30	(8)
Selling, general and administrative expenses	60,134	58,261
Total Costs and Expenses	467,944	454,175
Equity in Income of Investees	8,779	8,316
Operating Income	71,573	82,414
Other Income (Expense):
Interest income	117	132
Interest expense	(7,051)	(7,039)
Other – net	12,809	16,386
Total Other Income (Expense)	5,875	9,479
Income before Provision for Income Taxes	77,448	91,893
Provision for Income Taxes	18,374	22,078
Net Income	$59,074	$69,815
Net Income Attributable to Noncontrolling Interest	(64)	(66)
Net Income Attributable to BWX Technologies, Inc.	$59,010	$69,749
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.64	$0.73
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.64	$0.73
Shares used in the computation of earnings per share (Note 9):
Basic	91,563,598	95,303,728
Diluted	91,800,294	95,558,863
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2022	2021
	(Unaudited) (In thousands)
Net Income	$59,074	$69,815
Other Comprehensive Income (Loss):
Currency translation adjustments	5,365	8,001
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $36 and $139, respectively	(108)	(412)
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $(52) and $56, respectively	152	(166)
Amortization of benefit plan costs, net of tax benefit of $(163) and $(157), respectively	651	580
Unrealized (losses) gains on investments arising during the period, net of tax benefit (provision) of $6 and $(24), respectively	(24)	89
Other Comprehensive Income (Loss)	6,036	8,092
Total Comprehensive Income	65,110	77,907
Comprehensive Income Attributable to Noncontrolling Interest	(64)	(66)
Comprehensive Income Attributable to BWX Technologies, Inc.	$65,046	$77,841
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2021	127,311,985	$1,273	$174,288	$1,775,751	$12,143	$(1,326,280)	$637,175	$60	$637,235
Net income	—	—	—	59,010	—	—	59,010	64	59,074
Dividends declared ($0.22 per share)	—	—	—	(20,279)	—	—	(20,279)	—	(20,279)
Currency translation adjustments	—	—	—	—	5,365	—	5,365	—	5,365
Derivative financial instruments	—	—	—	—	44	—	44	—	44
Defined benefit obligations	—	—	—	—	651	—	651	—	651
Available-for-sale investments	—	—	—	—	(24)	—	(24)	—	(24)
Exercises of stock options	—	—	—	—	—	—	—	—	—
Shares placed in treasury	—	—	—	—	—	(26,011)	(26,011)	—	(26,011)
Stock-based compensation charges	279,242	3	3,955	—	—	—	3,958	—	3,958
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(59)	(59)
Balance March 31, 2022 (unaudited)	127,591,227	$1,276	$178,243	$1,814,482	$18,179	$(1,352,291)	$659,889	$65	$659,954

Balance December 31, 2020	127,009,536	$1,270	$153,800	$1,549,950	$8,198	$(1,095,452)	$617,766	$2	$617,768
Net income	—	—	—	69,749	—	—	69,749	66	69,815
Dividends declared ($0.21 per share)	—	—	—	(20,173)	—	—	(20,173)	—	(20,173)
Currency translation adjustments	—	—	—	—	8,001	—	8,001	—	8,001
Derivative financial instruments	—	—	—	—	(578)	—	(578)	—	(578)
Defined benefit obligations	—	—	—	—	580	—	580	—	580
Available-for-sale investments	—	—	—	—	89	—	89	—	89
Exercises of stock options	61,260	—	1,517	—	—	—	1,517	—	1,517
Shares placed in treasury	—	—	—	—	—	(24,694)	(24,694)	—	(24,694)
Stock-based compensation charges	191,350	3	3,978	—	—	—	3,981	—	3,981
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—
Balance March 31, 2021 (unaudited)	127,262,146	$1,273	$159,295	$1,599,526	$16,290	$(1,120,146)	$656,238	$68	$656,306
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$59,074	$69,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,620	15,897
Income of investees, net of dividends	(2,975)	(2,414)
Recognition of losses for pension and postretirement plans	814	737
Stock-based compensation expense	3,958	3,981
Other, net	1,413	1,168
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	11,765	96,449
Accounts payable	(33,490)	(12,623)
Retainages	(26,148)	(26,475)
Contracts in progress and advance billings on contracts	(18,014)	(29,541)
Income taxes	11,958	17,134
Accrued and other current liabilities	(5,283)	1,751
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(25,714)	(42,584)
Other, net	(362)	5,119
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,384)	98,414
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(52,411)	(101,932)
Purchases of securities	(1,121)	(1,384)
Sales and maturities of securities	1,126	1,252
Investments in equity method investees	(13,600)	—
Other, net	79	32
NET CASH USED IN INVESTING ACTIVITIES	(65,927)	(102,032)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	145,300	205,800
Repayments of long-term debt	(35,300)	(50,800)
Repayment of bank overdraft	—	(88,694)
Repurchases of common stock	(20,000)	(20,007)
Dividends paid to common shareholders	(20,666)	(20,322)
Exercises of stock options	—	1,672
Cash paid for shares withheld to satisfy employee taxes	(6,011)	(4,687)
Other, net	(2,749)	(3,680)
NET CASH PROVIDED BY FINANCING ACTIVITIES	60,574	19,282
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	277	(542)
TOTAL (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(10,460)	15,122
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,775	48,298
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,315	$63,420
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,900	$11,438
Income taxes (net of refunds)	$6,283	$4,386
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$11,785	$25,849
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the condensed consolidated financial statements of BWX Technologies, Inc. ("BWXT" or the "Company") in U.S. dollars in accordance with the interim reporting requirements of Form 10-Q, Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States ("GAAP"). Certain financial information and disclosures normally included in our financial statements prepared annually in accordance with GAAP have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2021 (our "2021 10-K"). We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation.
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
Reportable Segments
We operate in two reportable segments: Government Operations and Commercial Operations. Our reportable segments reflect changes we made during the first quarter of 2022 to better align our businesses by their government and commercial nature, which reflects the manner in which our operating segment information is reported for purposes of assessing operating performance and allocating resources. Prior to 2022, we reported three segments: Nuclear Operations Group, Nuclear Power Group and Nuclear Services Group.
Our Government Operations segment consists of our legacy Nuclear Operations Group and Nuclear Services Group segments with certain research and development activities in the areas of advanced reactors and advanced manufacturing. Our Commercial Operations segment consists of our legacy Nuclear Power Group segment with certain research and development and commercialization activities in the areas of medical and industrial radioisotopes. Both segments now include research and development and certain commercialization activities associated with new technologies previously reported centrally, outside of our reportable segments. The change in our reportable segments had no impact on our previously reported consolidated results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this quarterly report on Form 10-Q. Our reportable segments are further described as follows:
•Our Government Operations segment manufactures naval nuclear reactors, including the related nuclear fuel, for the U.S. Naval Nuclear Propulsion Program for use in submarines and aircraft carriers. Through this segment, we also fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons, manufacture electro-mechanical equipment, perform design, manufacturing, inspection, assembly and testing activities and downblend Cold War-era government stockpiles of high-enriched uranium. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. This segment also provides various other services, primarily through joint ventures, to the U.S. Government including nuclear materials management and operation, environmental management and administrative and operating services for various U.S. Government-owned facilities. These services are provided to the U.S. Department of Energy ("DOE"), including the National Nuclear Security Administration, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management, and NASA. In addition, this segment also develops technology for a variety of applications, including advanced nuclear power sources, and offers complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for new advanced nuclear reactors.
•Our Commercial Operations segment fabricates commercial nuclear steam generators, nuclear fuel, fuel handling systems, pressure vessels, reactor components, heat exchangers, tooling delivery systems and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level waste and supplies nuclear-grade materials and precisely machined components for nuclear utility customers. We have supplied the nuclear industry with more than 1,300 large, heavy components worldwide and is the only commercial heavy nuclear component manufacturer in North America. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development, electrical and controls engineering and metallurgy and materials engineering. In addition, this segment offers in-plant inspection, maintenance and modification services for nuclear steam generators, heat exchangers, reactors, fuel handling systems and balance of plant equipment, as well as specialized non-destructive examination and tooling/repair solutions. This segment is also a leading global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses.
See Note 8 and Note 3 for financial information about our segments. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and notes included in our 2021 10-K.
Recently Adopted Accounting Standards
There were no accounting standards adopted during the three months ended March 31, 2022.
Contracts and Revenue Recognition
We generally recognize contract revenues and related costs over time for individual performance obligations based on a cost-to-cost method in accordance with FASB Topic Revenue from Contracts with Customers. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress toward completion as a percentage of the total project. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for uninstalled materials, if such costs do not depict our performance in transferring control of goods or services to the customer. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. Certain of our contracts recognize revenue at a point in time, and revenue on these contracts is recognized when control transfers to the customer. The majority of our revenue that is recognized at a point in time is related to parts and certain medical radioisotopes and radiopharmaceuticals in our Commercial Operations segment. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.
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
Our effective tax rate for the three months ended March 31, 2022 was 23.7% as compared to 24.0% for the three months ended March 31, 2021. The effective tax rates for the three months ended March 31, 2022 and 2021 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At March 31, 2022, we had restricted cash and cash equivalents totaling $5.7 million, $2.8 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $2.9 million of which was held to meet reinsurance reserve requirements of our captive insurer.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statement of cash flows:

	March 31, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$23,635	$33,891
Restricted cash and cash equivalents	2,896	2,896
Restricted cash and cash equivalents included in Other Assets	2,784	2,988
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statement of cash flows	$29,315	$39,775
Inventories
At March 31, 2022 and December 31, 2021, Other current assets included inventories totaling $16.6 million and $16.3 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment, Net
Property, plant and equipment, net is stated at cost and is set forth below:

	March 31, 2022	December 31, 2021
	(In thousands)
Land	$9,693	$9,538
Buildings	323,416	321,872
Machinery and equipment	972,263	957,423
Property under construction	512,089	487,856
	1,817,461	1,776,689
Less: Accumulated depreciation	746,096	731,049
Property, Plant and Equipment, Net	$1,071,365	$1,045,640
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Currency translation adjustments	$35,992	$30,627
Net unrealized loss on derivative financial instruments	(650)	(694)
Unrecognized prior service cost on benefit obligations	(17,371)	(18,022)
Net unrealized gain on available-for-sale investments	208	232
Accumulated other comprehensive income (loss)	$18,179	$12,143

The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended March 31,
	2022	2021
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)		Line Item Presented
Realized gain (loss) on derivative financial instruments	$89	$227	Revenues
	(293)	(5)	Cost of operations
	(204)	222	Total before tax
	52	(56)	Provision for Income Taxes
	$(152)	$166	Net Income
Amortization of prior service cost on benefit obligations	$(814)	$(737)	Other – net
	163	157	Provision for Income Taxes
	$(651)	$(580)	Net Income
Total reclassification for the period	$(803)	$(414)
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At March 31, 2022, we had deferred approximately $0.7 million of net losses on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended March 31, 2022 and 2021, we recognized (gains) losses of $7.9 million and $3.6 million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedging instruments.
At March 31, 2022, our derivative financial instruments consisted of FX forward contracts with a total notional value of $413.9 million with maturities extending to December 2024. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.
NOTE 2 – ACQUISITIONS
Dynamic Controls Limited and Citadel Capital Corporation
On April 11, 2022, our subsidiary BWXT Government Group, Inc. acquired all of the outstanding stock of U.K.-based Dynamic Controls Limited ("Dynamic") and U.S.-based Citadel Capital Corporation, along with its wholly-owned subsidiary, Cunico Corporation ("Cunico"), for approximately $49.9 million. Dynamic and Cunico are suppliers of highly-engineered, proprietary valves, manifolds and fittings for global naval nuclear and diesel-electric submarines, surface warfare ships and commercial shipping vessels. These companies will be reported as part of our Government Operations segment.
NOTE 3 – REVENUE RECOGNITION
As described in Note 1, our operations are assessed based on two reportable segments. In connection with our segment reporting change, we have revised historical amounts to conform to current segment presentation.
Disaggregated Revenues
Revenues by geographic area and customer type were as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$406,247	$—	$406,247	$398,624	$—	$398,624
Non-Government	23,558	7,214	30,772	21,446	10,272	31,718
	$429,805	$7,214	$437,019	$420,070	$10,272	$430,342
Canada:
Non-Government	$978	$90,398	$91,376	$1,020	$91,355	$92,375
Other:
Non-Government	$994	$2,338	$3,332	$2,185	$5,771	$7,956
Segment Revenues	$431,777	$99,950	531,727	$423,275	$107,398	530,673
Eliminations			(989)			(2,400)
Revenues			$530,738			$528,273
Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$431,749	$85,915	$517,664	$423,250	$93,887	$517,137
Point-in-time	28	14,035	14,063	25	13,511	13,536
Segment Revenues	$431,777	$99,950	531,727	$423,275	$107,398	530,673
Eliminations			(989)			(2,400)
Revenues			$530,738			$528,273
Revenues by contract type were as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$301,425	$2,547	$303,972	$302,326	$490	$302,816
Firm-Fixed-Price	83,566	77,982	161,548	80,257	68,057	148,314
Cost-Plus Fee	45,518	—	45,518	38,815	—	38,815
Time-and-Materials	1,268	19,421	20,689	1,877	38,851	40,728
Segment Revenues	$431,777	$99,950	531,727	$423,275	$107,398	530,673
Eliminations			(989)			(2,400)
Revenues			$530,738			$528,273

Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the three months ended March 31, 2022 and 2021, we recognized net favorable changes in estimates that resulted in increases (decreases) in revenues of $(5.2) million and $6.5 million, respectively.
Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues recognized over time. Amounts that are withheld on our fixed-price incentive fee contracts are classified within Retainages. Certain of these amounts require conditions other than the passage of time to be achieved, with the remaining amounts only requiring the passage of time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled receivables. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the three months ended March 31, 2022, our unbilled receivables increased $11.8 million primarily as a result of the timing of milestone billings on certain firm-fixed-price and time and materials contracts within our Commercial Operations segment partially offset by the timing of milestone billings on fixed price incentive fee contracts within our Government Operations segment. During the three months ended March 31, 2022, our Advance billings on contracts decreased $5.9 million primarily as a result of revenues in excess of billings on certain firm-fixed-price contracts within our Government Operations segment. Our fixed-price incentive fee contracts for our Government Operations segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments received during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts.

	March 31,	December 31,
	2022	2021
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$540,397	$528,644
Retainages	$77,804	$51,507
Included in Other Assets:
Retainages	$1,132	$1,271
Advance billings on contracts	$105,687	$111,619
During the three months ended March 31, 2022 and 2021, we recognized $38.7 million and $30.0 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. At March 31, 2022, our remaining performance obligations were $4,906.4 million. We expect to recognize approximately 54% of the revenue associated with our remaining performance obligations by the end of 2023, with the remainder to be recognized thereafter.
NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended March 31, 2022 and 2021, these amounts were $3.1 million and $3.1 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended March 31, 2022 and 2021, these amounts were $(12.6) million and $(13.4) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
	(In thousands)
Service cost	$2,917	$2,957	$165	$190
Interest cost	7,821	6,754	347	282
Expected return on plan assets	(20,868)	(20,414)	(738)	(716)
Amortization of prior service cost (credit)	807	782	7	(45)
Net periodic benefit income	$(9,323)	$(9,921)	$(219)	$(289)
NOTE 5 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.
NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at March 31, 2022:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$7,109	$—	$7,109	$—	$—
Available-for-sale securities
U.S. Government and agency securities	3,094	3,094	—	—	—
Corporate bonds	2,530	1,835	695	—	—
Asset-backed securities and collateralized mortgage obligations	53	—	53	—	—
Total	$12,786	$4,929	$7,857	$—	$—
The following is a summary of our investments measured at fair value at December 31, 2021:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$7,650	$—	$7,650	$—	$—
Available-for-sale securities
U.S. Government and agency securities	2,738	2,738	—	—	—
Corporate bonds	2,926	1,852	1,074	—	—
Asset-backed securities and collateralized mortgage obligations	55	—	55	—	—
Total	$13,369	$4,590	$8,779	$—	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At March 31, 2022 and December 31, 2021, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $(5.7) million and $(3.2) million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our 4.125% senior notes due 2028 (the "Senior Notes due 2028") and our 4.125% senior notes due 2029 (the "Senior Notes due 2029"), on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At March 31, 2022 and December 31, 2021, the fair value of the Senior Notes due 2028 was $384.7 million and $406.3 million, respectively, and the fair value of the Senior Notes due 2029 was $383.3 million and $406.5 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at March 31, 2022 and December 31, 2021.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended March 31, 2022 and 2021 totaled $4.1 million and $4.2 million, respectively, with associated tax benefit totaling $0.7 million and $0.7 million, respectively.
NOTE 8 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on two reportable segments. In connection with our segment reporting change, we have revised historical amounts to conform to current segment presentation. An analysis of our operations by reportable segment is as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
REVENUES:
Government Operations	$431,777	$423,275
Commercial Operations	99,950	107,398
Eliminations (1)	(989)	(2,400)
	$530,738	$528,273
(1)Segment revenues are net of the following intersegment transfers:

Government Operations Transfers	$(923)	$(2,219)
Commercial Operations Transfers	(66)	(181)
	$(989)	$(2,400)
OPERATING INCOME:
Government Operations	$72,231	$78,245
Commercial Operations	3,962	6,294
	$76,193	$84,539
Unallocated Corporate (2)	(4,620)	(2,125)
Total Operating Income	$71,573	$82,414
Other Income (Expense)	5,875	9,479
Income before Provision for Income Taxes	$77,448	$91,893
(2)Unallocated corporate includes general corporate overhead not allocated to segments.

	March 31, 2022	December 31, 2021
	(In thousands)
SEGMENT ASSETS:
Government Operations	$1,419,064	$1,430,863
Commercial Operations	1,024,950	976,382
Total Segment Assets	$2,444,014	$2,407,245
Corporate Assets	125,093	94,135
Total Assets	$2,569,107	$2,501,380
NOTE 9 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$59,010	$69,749
Weighted-average common shares	91,563,598	95,303,728
Basic earnings per common share	$0.64	$0.73
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$59,010	$69,749
Weighted-average common shares (basic)	91,563,598	95,303,728
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	236,696	255,135
Adjusted weighted-average common shares	91,800,294	95,558,863
Diluted earnings per common share	$0.64	$0.73
(1)At March 31, 2022 and 2021, we excluded 221,559 and 131,775 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Concerning Forward-Looking Statements
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in Part I of this quarterly report on Form 10-Q ("Report"), as well as the audited consolidated financial statements and the related notes and Item 7 of our annual report on Form 10-K for the year ended December 31, 2021 (our "2021 10-K").
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
We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our Company, industries and business environment. We caution that these statements are not guarantees of future performance and you should not rely unduly on them as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. For example, the extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments that are highly uncertain and cannot be predicted, including the length and severity of the COVID-19 health crisis, the potential recurrence of COVID-19, subsequent waves or strains or the development of similar diseases, the actions to contain the impact of such diseases and potential responses to such actions by our suppliers, contractors and employees. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in Item 1A of our 2021 10-K, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
We have discussed many of these factors in more detail elsewhere in this Report, including under the heading "COVID-19 Assessment" of this Item 2 and Item 1A of our 2021 10-K. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this Report or in our 2021 10-K could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update or review any forward-looking statement or our description of important factors, whether as a result of new information, future events or otherwise, except as required by applicable laws.
General
We operate in two reportable segments: Government Operations and Commercial Operations. Our reportable segments reflect changes we made during the first quarter of 2022 to better align our businesses by their government and commercial nature, which reflects the manner in which our operating segment information is reported for purposes of assessing operating performance and allocating resources Prior to 2022, we reported three segments: Nuclear Operations Group, Nuclear Power Group and Nuclear Services Group.
Our Government Operations segment consists of our legacy Nuclear Operations Group and Nuclear Services Group segments with certain research and development activities in the areas of advanced reactors and advanced manufacturing. Our Commercial Operations segment consists of our legacy Nuclear Power Group segment with certain research and development and commercialization activities in the areas of medical and industrial radioisotopes. Both segments now include research and development and certain commercialization activities associated with new technologies previously reported centrally, outside of our reportable segments. The change in our reportable segments had no impact on our previously reported consolidated results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this Report.
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
Government Operations
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
This segment also provides various services to the U.S. Government by managing and operating high-consequence operations at U.S. nuclear weapons sites, national laboratories and manufacturing complexes. The revenues and equity in income of investees under these types of contracts are largely a function of spending of the U.S. Government and the performance scores we and our consortium partners earn in managing and operating these sites. With our specialized capabilities of full life-cycle management of special materials, facilities and technologies, we believe this segment is well-positioned to continue to participate in the continuing cleanup, operation and management of critical government-owned nuclear sites, laboratories and manufacturing complexes maintained by the DOE, NASA and other federal agencies.
Additionally, this segment also develops technology for a variety of applications, including advanced nuclear power sources, and offers complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for new advanced nuclear reactors.
Commercial Operations
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
Our Commercial Operations segment's overall activity primarily depends on the demand and competitiveness of nuclear energy and the demand for radioisotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses. A significant portion of our Commercial Operations segment's operations depends on the timing of maintenance outages, the cyclical nature of capital expenditures and major refurbishment and life extension projects, as well as the demand for nuclear fuel and fuel handling equipment primarily in the Canadian market, which could cause variability in our financial results.
Acquisitions of Dynamic Controls Limited and Citadel Capital Corporation
On April 11, 2022, our subsidiary BWXT Government Group, Inc. acquired all of the outstanding stock of U.K.-based Dynamic Controls Limited ("Dynamic") and U.S.-based Citadel Capital Corporation, along with its wholly-owned subsidiary, Cunico Corporation ("Cunico"). Dynamic and Cunico are suppliers of highly-engineered, proprietary valves, manifolds and fittings for global naval nuclear and diesel-electric submarines, surface warfare ships and commercial shipping vessels. These companies will be reported as part of our Government Operations segment.
Critical Accounting Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 of our 2021 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022.

Accounting for Contracts
On certain of our performance obligations, we recognize revenue over time. In accordance with FASB Topic Revenue from Contracts with Customers, we are required to estimate the total amount of costs on these performance obligations. As of March 31, 2022, we have provided for the estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract revenues and costs. A principal risk on fixed-price contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. During the three months ended March 31, 2022 and 2021, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased (decreased) operating income by approximately $(5.2) million and $6.5 million, respectively.
COVID-19 Assessment
General
We continue to monitor the COVID-19 pandemic and its impacts and potential impacts on our business. We continue to operate our facilities and have taken numerous precautions to mitigate exposure and protect the health and well-being of our workforce, including arranging for the vaccination of our workforce, where possible. To date, we have experienced localized operational challenges as a result of employee illness, quarantines and social distancing protocols, but the severity of these impacts has subsided significantly. Because developments related to the spread of COVID-19 and its impacts continue to change, it is difficult to predict any future impact at this time. Additionally, COVID-19 may also adversely impact our supply chain and other manufacturers, which could delay our receipt of essential goods and services. Any number of these potential risks could have a material adverse effect on our financial condition, results of operations and cash flows.
Government Assistance
On March 27, 2020, the U.S. Government enacted the Coronavirus Aid, Relief and Economic Security Act, which, among other things, provides employers an option to defer payroll tax payments for a limited period. As of March 31, 2022, we have deferred $10.7 million of payroll taxes which are due by January 2023. Additionally, on April 11, 2020, the Canadian Government enacted the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan to prevent large layoffs and help employers offset a portion of their employee salaries and wages for a limited period. During the three months ended March 31, 2022 and 2021, we recognized subsidies under the CEWS as offsets to operating expenses of $0.6 million and $0.9 million, respectively. The Canadian Government has extended the CEWS to May 2022 with a number of modifications.

Results of Operations – Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021
Selected financial highlights are presented in the table below:

	Three Months Ended March 31,
	2022	2021	$ Change
	(In thousands)
REVENUES:
Government Operations	$431,777	$423,275	$8,502
Commercial Operations	99,950	107,398	(7,448)
Eliminations	(989)	(2,400)	1,411
	$530,738	$528,273	$2,465
OPERATING INCOME:
Government Operations	$72,231	$78,245	$(6,014)
Commercial Operations	3,962	6,294	(2,332)
	$76,193	$84,539	$(8,346)
Unallocated Corporate	(4,620)	(2,125)	(2,495)
Total Operating Income	$71,573	$82,414	$(10,841)
Consolidated Results of Operations
Consolidated revenues increased 0.5%, or $2.5 million, to $530.7 million in the three months ended March 31, 2022 compared to $528.3 million for the corresponding period of 2021, due to an increase in our Government Operations segment of $8.5 million, which was partially offset by a decrease in revenues in our Commercial Operations segment of $7.4 million.
Consolidated operating income decreased $10.8 million to $71.6 million in the three months ended March 31, 2022 compared to $82.4 million for the corresponding period of 2021. Operating income in our Government Operations and Commercial Operations segments decreased by $6.0 million and $2.3 million, respectively. We also experienced higher Unallocated Corporate expenses of $2.5 million when compared to the prior year.
Government Operations

	Three Months Ended March 31,
	2022	2021	$ Change
	(In thousands)
Revenues	$431,777	$423,275	$8,502
Operating Income	$72,231	$78,245	$(6,014)
% of Revenues	16.7%	18.5%
Revenues increased 2.0%, or $8.5 million, to $431.8 million in the three months ended March 31, 2022 compared to $423.3 million for the corresponding period of 2021. The increase was primarily related to the timing of the procurement of certain long-lead materials when compared to the corresponding period in the prior year. We also experienced an increase in revenues of $5.2 million related to continued growth in design and engineering work executed by our advanced technologies business, particularly in the defense and space markets, and an increase in revenues of $3.2 million associated with transition activities at the Savannah River Site, the contract for which was awarded in 2021. These increases were offset by a reduction in volume related to missile tubes totaling $8.2 million.
Operating income decreased $6.0 million to $72.2 million in the three months ended March 31, 2022 compared to $78.2 million for the corresponding period of 2021. The decrease was primarily related to lower levels of favorable contract adjustments due to lower productivity recorded in the current year when compared to the prior year, which were partially offset by the operating income impact of the changes in revenue noted above.

Commercial Operations

	Three Months Ended March 31,
	2022	2021	$ Change
	(In thousands)
Revenues	$99,950	$107,398	$(7,448)
Operating Income	$3,962	$6,294	$(2,332)
% of Revenues	4.0%	5.9%
Revenues decreased 6.9%, or $7.4 million, to $100.0 million in the three months ended March 31, 2022 compared to $107.4 million for the corresponding period of 2021. The decrease was primarily related to lower levels of in-plant inspection, maintenance and modification services totaling $8.4 million, primarily associated with a large outage project that was completed in the prior year. We also experienced a decrease in revenues related to our parts manufacturing business. These decreases were partially offset by increases in revenues related to our nuclear fuel handling capabilities and higher levels of revenue in our medical radioisotopes business when compared to the prior year.
Operating income decreased $2.3 million to $4.0 million in the three months ended March 31, 2022 compared to $6.3 million for the corresponding period of 2021, due to the operating income impact of the changes in revenues noted above in addition to restructuring related costs, which totaled $1.9 million.
Unallocated Corporate
Unallocated corporate expenses increased $2.5 million in the three months ended March 31, 2022 compared to the corresponding period of 2021, primarily due to legal and consulting costs associated with due diligence activities in addition to restructuring related costs, which combined to total an increase of $2.1 million.
Provision for Income Taxes

	Three Months Ended March 31,
	2022	2021	$ Change
	(In thousands)
Income before Provision for Income Taxes	$77,448	$91,893	$(14,445)
Provision for Income Taxes	$18,374	$22,078	$(3,704)
Effective Tax Rate	23.7%	24.0%
We primarily operate in the U.S. and Canada, and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21% and our Canadian tax provision based on the Canadian local statutory rate of approximately 25%.
Our effective tax rate for the three months ended March 31, 2022 was 23.7% as compared to 24.0% for the three months ended March 31, 2021. The effective tax rates for the three months ended March 31, 2022 and 2021 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings.
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

	March 31, 2022	December 31, 2021
	(In approximate millions)
Government Operations	$4,158	$4,532
Commercial Operations	748	644
Total Backlog	$4,906	$5,176
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Government Operations segment.
At March 31, 2022, our ending backlog was $4,906.4 million, $97.4 million of which had not yet been funded. We expect to recognize approximately 54% of the revenue associated with our backlog by the end of 2023, with the remainder to be recognized thereafter.
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
The value of unexercised options excluded from backlog as of March 31, 2022, was approximately $0.4 billion, which is expected to be awarded in annual installments through 2024, subject to annual Congressional appropriations.
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
The Company's obligations under the Credit Facility are guaranteed, subject to certain exceptions, by substantially all of the Company's present and future wholly owned domestic restricted subsidiaries. The Credit Facility is secured by first-priority liens on certain assets owned by the Company and its subsidiary guarantors (other than the majority of its subsidiaries comprising its Government Operations segment).
The Revolving Credit Facility requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans under the Credit Facility at any time without premium or penalty (other than customary Eurocurrency breakage costs), subject to notice requirements.
The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of March 31, 2022, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Revolving Credit Facility bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at March 31, 2022, the margin for Eurocurrency rate and base rate revolving loans was 1.50% and 0.50%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.50% and 0.90%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.20%.
As of March 31, 2022, borrowings and letters of credit issued under the Revolving Credit Facility totaled $510.0 million and $35.9 million, respectively. As a result, as of March 31, 2022 we had $204.1 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of March 31, 2022, the interest rate on outstanding borrowings under our Credit Facility was 1.89%.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of March 31, 2022, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
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
Interest on the Senior Notes due 2029 is payable semi-annually in cash in arrears on April 15 and October 15 of each year, at a rate of 4.125% per annum. The Senior Notes due 2029 will mature on April 15, 2029.

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
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of March 31, 2022, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of March 31, 2022, bonds issued and outstanding under these arrangements totaled approximately $109.9 million.
Long-term Benefit Obligations
As of March 31, 2022, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $81.2 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $11.9 million for the remainder of 2022 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.
Other
Cash, Cash Equivalents, Restricted Cash and Investments
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Domestic	$34,120	$39,128
Foreign	7,981	14,016
Total	$42,101	$53,144
Our working capital increased by $69.6 million to $383.8 million at March 31, 2022 from $314.1 million at December 31, 2021, primarily attributable to the timing of project cash flows and vendor payments.
Our net cash used in operating activities increased by $103.8 million to $5.4 million in the three months ended March 31, 2022, compared to cash provided by operating activities of $98.4 million in the three months ended March 31, 2021. The increase in cash used in operating activities was primarily attributable to an $88.7 million customer payment delayed until the first quarter of 2021, which was originally expected in 2020.

Our net cash used in investing activities decreased by $36.1 million to $65.9 million in the three months ended March 31, 2022, compared to $102.0 million in the three months ended March 31, 2021. The decrease in cash used in investing activities was primarily attributable to a decrease in purchases of property, plant and equipment of $49.5 million, partially offset by a $13.6 million increase in investments in equity method investees in the three months ended March 31, 2022.
Our net cash provided by financing activities increased by $41.3 million to $60.6 million in the three months ended March 31, 2022, compared to $19.3 million in the three months ended March 31, 2021. The increase in cash provided by financing activities was primarily attributable to the repayment of bank overdrafts of $88.7 million in the three months ended March 31, 2021. This was partially offset by a decrease in net borrowings of long-term debt of $45.0 million in the three months ended March 31, 2022 compared to the prior period.
At March 31, 2022, we had restricted cash and cash equivalents totaling $5.7 million, $2.8 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $2.9 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At March 31, 2022, we had short-term and long-term investments with a fair value of $12.8 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and mutual funds. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
Cash Requirements
Our cash requirements have not changed materially from those disclosed in Item 7 of our 2021 10-K. We believe we have sufficient cash and cash equivalents and borrowing capacity, along with cash generated from operations and continued access to debt markets, to satisfy our cash requirements for the next 12 months and beyond.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risks have not changed materially from those disclosed in Item 7A of our 2021 10-K.
Item 4.    CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
For information regarding ongoing investigations and litigation, see Note 5 to our unaudited condensed consolidated financial statements in Part I of this Report, which we incorporate by reference into this Item.
Item 1A.    RISK FACTORS
In addition to the other information in this Report, the other factors presented in Item 1A of our 2021 10-K are some of the factors that could materially affect our business, financial condition or future results. There have been no material changes to our risk factors from those disclosed in our 2021 10-K.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended March 31, 2022. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2022 - January 31, 2022	1,855	$48.86	—	$417.6
February 1, 2022 - February 28, 2022	49,071	$50.86	19,800	$416.6
March 1, 2022 - March 31, 2022	437,461	$53.55	354,768	$397.6
Total	488,387	$53.26	374,568
(1)Includes 1,855, 29,271 and 82,693 shares repurchased during January, February and March, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
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

3.2	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2019 (File No. 1-34658)).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 1-34658)).

10.1	Form of 2022 Performance Restricted Stock Unit Grant Agreement for Employees.

10.2	Form of 2022 Restricted Stock Unit Grant Agreement for Employees.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWX TECHNOLOGIES, INC.

/s/ Robb A. LeMasters
	By:	Robb A. LeMasters
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized
Representative)

/s/ Jason S. Kerr
	By:	Jason S. Kerr
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized
Representative)

May 9, 2022