Form 10-Q
period 2022-06-30
BWX Technologies, Inc.
filed 2022-08-08
CIK 1486957

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
For the quarterly period ended June 30, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at August 4, 2022 was 91,215,647.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2022	December 31, 2021
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$67,404	$33,891
Restricted cash and cash equivalents	2,898	2,896
Investments	3,777	3,811
Accounts receivable – trade, net	85,926	70,663
Accounts receivable – other	18,975	16,651
Retainages	51,780	51,507
Contracts in progress	564,326	546,595
Other current assets	57,574	47,718
Total Current Assets	852,660	773,732
Property, Plant and Equipment, Net	1,088,847	1,045,640
Investments	8,053	9,558
Goodwill	296,905	285,502
Deferred Income Taxes	21,556	21,394
Investments in Unconsolidated Affiliates	113,400	85,284
Intangible Assets	208,941	185,551
Other Assets	115,161	94,719
TOTAL	$2,705,523	$2,501,380
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2022	December 31, 2021
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Accounts payable	$150,167	$189,842
Accrued employee benefits	69,028	71,835
Accrued liabilities – other	78,977	80,998
Advance billings on contracts	104,847	111,619
Accrued warranty expense	6,348	5,321
Total Current Liabilities	409,367	459,615
Long-Term Debt	1,380,249	1,189,304
Accumulated Postretirement Benefit Obligation	23,063	24,333
Environmental Liabilities	94,102	92,642
Pension Liability	50,904	59,388
Other Liabilities	43,488	38,863
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 127,604,870 and 127,311,985 shares at June 30, 2022 and December 31, 2021, respectively	1,276	1,273
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	183,251	174,288
Retained earnings	1,868,822	1,775,751
Treasury stock at cost, 36,404,085 and 35,915,747 shares at June 30, 2022 and December 31, 2021, respectively	(1,352,324)	(1,326,280)
Accumulated other comprehensive income (loss)	3,261	12,143
Stockholders' Equity – BWX Technologies, Inc.	704,286	637,175
Noncontrolling interest	64	60
Total Stockholders' Equity	704,350	637,235
TOTAL	$2,705,523	$2,501,380
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$554,208	$505,099	$1,084,946	$1,033,372
Costs and Expenses:
Cost of operations	413,000	375,817	817,827	768,623
Research and development costs	2,611	3,505	5,564	6,621
Losses (gains) on asset disposals and impairments, net	(1)	(29)	29	(37)
Selling, general and administrative expenses	54,680	59,318	114,814	117,579
Total Costs and Expenses	470,290	438,611	938,234	892,786
Equity in Income of Investees	11,319	7,263	20,098	15,579
Operating Income	95,237	73,751	166,810	156,165
Other Income (Expense):
Interest income	73	77	190	209
Interest expense	(8,307)	(10,203)	(15,358)	(17,242)
Other – net	11,096	15,306	23,905	31,692
Total Other Income (Expense)	2,862	5,180	8,737	14,659
Income before Provision for Income Taxes	98,099	78,931	175,547	170,824
Provision for Income Taxes	23,418	19,522	41,792	41,600
Net Income	$74,681	$59,409	$133,755	$129,224
Net Income Attributable to Noncontrolling Interest	(68)	(62)	(132)	(128)
Net Income Attributable to BWX Technologies, Inc.	$74,613	$59,347	$133,623	$129,096
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.82	$0.62	$1.46	$1.35
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.82	$0.62	$1.46	$1.35
Shares used in the computation of earnings per share (Note 9):
Basic	91,394,853	95,354,932	91,479,226	95,329,330
Diluted	91,540,319	95,529,189	91,670,307	95,544,026
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited) (In thousands)
Net Income	$74,681	$59,409	$133,755	$129,224
Other Comprehensive Income (Loss):
Currency translation adjustments	(15,281)	7,220	(9,916)	15,221
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $134, $(15), $170 and $124, respectively	(388)	40	(496)	(372)
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $(52), $(55), $(104) and $1, respectively	148	163	300	(3)
Amortization of benefit plan costs, net of tax benefit of $(162), $(158), $(325) and $(315), respectively	651	580	1,302	1,160
Unrealized (losses) gains on investments arising during the period, net of tax benefit of $13, $84, $19 and $60, respectively	(48)	—	(72)	89
Other Comprehensive Income (Loss)	(14,918)	8,003	(8,882)	16,095
Total Comprehensive Income	59,763	67,412	124,873	145,319
Comprehensive Income Attributable to Noncontrolling Interest	(68)	(62)	(132)	(128)
Comprehensive Income Attributable to BWX Technologies, Inc.	$59,695	$67,350	$124,741	$145,191
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2021	127,311,985	$1,273	$174,288	$1,775,751	$12,143	$(1,326,280)	$637,175	$60	$637,235
Net income	—	—	—	59,010	—	—	59,010	64	59,074
Dividends declared ($0.22 per share)	—	—	—	(20,279)	—	—	(20,279)	—	(20,279)
Currency translation adjustments	—	—	—	—	5,365	—	5,365	—	5,365
Derivative financial instruments	—	—	—	—	44	—	44	—	44
Defined benefit obligations	—	—	—	—	651	—	651	—	651
Available-for-sale investments	—	—	—	—	(24)	—	(24)	—	(24)
Exercises of stock options	—	—	—	—	—	—	—	—	—
Shares placed in treasury	—	—	—	—	—	(26,011)	(26,011)	—	(26,011)
Stock-based compensation charges	279,242	3	3,955	—	—	—	3,958	—	3,958
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(59)	(59)
Balance March 31, 2022 (unaudited)	127,591,227	$1,276	$178,243	$1,814,482	$18,179	$(1,352,291)	$659,889	$65	$659,954
Net income	—	—	—	74,613	—	—	74,613	68	74,681
Dividends declared ($0.22 per share)	—	—	—	(20,273)	—	—	(20,273)	—	(20,273)
Currency translation adjustments	—	—	—	—	(15,281)	—	(15,281)	—	(15,281)
Derivative financial instruments	—	—	—	—	(240)	—	(240)	—	(240)
Defined benefit obligations	—	—	—	—	651	—	651	—	651
Available-for-sale investments	—	—	—	—	(48)	—	(48)	—	(48)
Exercises of stock options	—	—	—	—	—	—	—	—	—
Shares placed in treasury	—	—	—	—	—	(33)	(33)	—	(33)
Stock-based compensation charges	13,643	—	5,008	—	—	—	5,008	—	5,008
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(69)	(69)
Balance June 30, 2022 (unaudited)	127,604,870	$1,276	$183,251	$1,868,822	$3,261	$(1,352,324)	$704,286	$64	$704,350

Balance December 31, 2020	127,009,536	$1,270	$153,800	$1,549,950	$8,198	$(1,095,452)	$617,766	$2	$617,768
Net income	—	—	—	69,749	—	—	69,749	66	69,815
Dividends declared ($0.21 per share)	—	—	—	(20,173)	—	—	(20,173)	—	(20,173)
Currency translation adjustments	—	—	—	—	8,001	—	8,001	—	8,001
Derivative financial instruments	—	—	—	—	(578)	—	(578)	—	(578)
Defined benefit obligations	—	—	—	—	580	—	580	—	580
Available-for-sale investments	—	—	—	—	89	—	89	—	89
Exercises of stock options	61,260	—	1,517	—	—	—	1,517	—	1,517
Shares placed in treasury	—	—	—	—	—	(24,694)	(24,694)	—	(24,694)
Stock-based compensation charges	191,350	3	3,978	—	—	—	3,981	—	3,981
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—
Balance March 31, 2021 (unaudited)	127,262,146	$1,273	$159,295	$1,599,526	$16,290	$(1,120,146)	$656,238	$68	$656,306
Net income	—	—	—	59,347	—	—	59,347	62	59,409
Dividends declared ($0.21 per share)	—	—	—	(20,164)	—	—	(20,164)	—	(20,164)
Currency translation adjustments	—	—	—	—	7,220	—	7,220	—	7,220
Derivative financial instruments	—	—	—	—	203	—	203	—	203
Defined benefit obligations	—	—	—	—	580	—	580	—	580
Available-for-sale investments	—	—	—	—	—	—	—	—	—
Exercises of stock options	13,936	—	339	—	—	—	339	—	339
Shares placed in treasury	—	—	—	—	—	(58)	(58)	—	(58)
Stock-based compensation charges	11,597	—	5,292	—	—	—	5,292	—	5,292
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Balance June 30, 2021 (unaudited)	127,287,679	$1,273	$164,926	$1,638,709	$24,293	$(1,120,204)	$708,997	$90	$709,087
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$133,755	$129,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,216	32,992
Income of investees, net of dividends	(5,616)	(5,874)
Recognition of losses for pension and postretirement plans	1,627	1,475
Stock-based compensation expense	8,966	9,273
Other, net	2,921	1,548
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,925)	93,503
Accounts payable	(22,571)	(16,875)
Retainages	(92)	4,308
Contracts in progress and advance billings on contracts	(38,703)	(53,649)
Income taxes	(4,897)	876
Accrued and other current liabilities	(8,045)	411
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(29,798)	(44,746)
Other, net	200	5,857
NET CASH PROVIDED BY OPERATING ACTIVITIES	72,038	158,323
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(94,946)	(170,170)
Acquisition of business, net of cash acquired	(47,328)	—
Purchases of securities	(1,975)	(2,378)
Sales and maturities of securities	1,981	2,764
Investments, net of return of capital, in equity method investees	(22,554)	—
Other, net	71	182
NET CASH USED IN INVESTING ACTIVITIES	(164,751)	(169,602)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	322,400	625,800
Repayments of long-term debt	(132,400)	(300,800)
Payment of debt issuance costs	—	(4,838)
Repayment of bank overdraft	—	(88,694)
Repurchases of common stock	(20,000)	(20,007)
Dividends paid to common shareholders	(40,758)	(40,326)
Exercises of stock options	—	2,011
Cash paid for shares withheld to satisfy employee taxes	(6,044)	(4,745)
Other, net	1,848	(8,979)
NET CASH PROVIDED BY FINANCING ACTIVITIES	125,046	159,422
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	977	64
TOTAL INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	33,310	148,207
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,775	48,298
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,085	$196,505
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21,732	$20,270
Income taxes (net of refunds)	$45,187	$40,661
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$10,072	$26,328
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We classify assets and liabilities related to long-term contracts as current using the duration of the related contract or program as our operating cycle, which is generally longer than one year. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
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
Our Government Operations segment consists of our legacy Nuclear Operations Group and Nuclear Services Group segments with certain research and development activities in the areas of advanced reactors and advanced manufacturing. Our Commercial Operations segment consists of our legacy Nuclear Power Group segment with certain research and development and commercialization activities in the areas of medical and industrial radioisotopes. Both segments now include research and development and certain commercialization activities associated with new technologies previously reported centrally, outside of our reportable segments. The change in our reportable segments had no impact on our previously reported consolidated results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this quarterly report on Form 10-Q. Our reportable segments are further described as follows:
•Our Government Operations segment manufactures naval nuclear reactors, including the related nuclear fuel, for the U.S. Naval Nuclear Propulsion Program for use in submarines and aircraft carriers. Through this segment, we also fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons, manufacture electro-mechanical equipment, perform design, manufacturing, inspection, assembly and testing activities and downblend Cold War-era government stockpiles of high-enriched uranium. In addition, we supply proprietary and sole-source valves, manifolds and fittings to global naval and ship customers. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. This segment also provides various other services, primarily through joint ventures, to the U.S. Government including nuclear materials management and operation, environmental management and administrative and operating services for various U.S. Government-owned facilities. These services are provided to the U.S. Department of Energy ("DOE"), including the National Nuclear Security Administration, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management, and NASA. In addition, this segment also develops technology for a variety of applications, including advanced nuclear power sources, and offers complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for new advanced nuclear reactors.
•Our Commercial Operations segment fabricates commercial nuclear steam generators, nuclear fuel, fuel handling systems, pressure vessels, reactor components, heat exchangers, tooling delivery systems and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level waste and supplies nuclear-

grade materials and precisely machined components for nuclear utility customers. We have supplied the nuclear industry with more than 1,300 large, heavy components worldwide, and we are the only commercial heavy nuclear component manufacturer in North America. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development, electrical and controls engineering and metallurgy and materials engineering. In addition, this segment offers in-plant inspection, maintenance and modification services for nuclear steam generators, heat exchangers, reactors, fuel handling systems and balance of plant equipment, as well as specialized non-destructive examination and tooling/repair solutions. This segment is also a leading global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses.
See Note 8 and Note 3 for financial information about our segments. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and notes included in our 2021 10-K.
Recently Adopted Accounting Standards
There were no accounting standards adopted during the six months ended June 30, 2022.
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
Provision for Income Taxes
We are subject to federal income tax in the U.S., Canada and the United Kingdom as well as income tax within multiple U.S. state jurisdictions. We provide for income taxes based on the enacted tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to nominal rates and with respect to the basis on which these rates are applied. This variation, along with the changes in our mix of income within these jurisdictions, can contribute to shifts in our effective tax rate from period to period.
Our effective tax rate for the three months ended June 30, 2022 was 23.9% as compared to 24.7% for the three months ended June 30, 2021. Our effective tax rate for the six months ended June 30, 2022 was 23.8% as compared to 24.4% for the six months ended June 30, 2021. The effective tax rates for the three and six months ended June 30, 2022 and 2021 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At June 30, 2022, we had restricted cash and cash equivalents totaling $5.7 million, $2.8 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $2.9 million of which was held to meet reinsurance reserve requirements of our captive insurer.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statement of cash flows:

	June 30, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$67,404	$33,891
Restricted cash and cash equivalents	2,898	2,896
Restricted cash and cash equivalents included in Other Assets	2,783	2,988
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statement of cash flows	$73,085	$39,775
Inventories
At June 30, 2022 and December 31, 2021, Other current assets included inventories totaling $26.2 million and $16.3 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment, Net
Property, plant and equipment, net is stated at cost and is set forth below:

	June 30, 2022	December 31, 2021
	(In thousands)
Land	$9,857	$9,538
Buildings	347,215	321,872
Machinery and equipment	1,000,173	957,423
Property under construction	489,341	487,856
	1,846,586	1,776,689
Less: Accumulated depreciation	757,739	731,049
Property, Plant and Equipment, Net	$1,088,847	$1,045,640
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Currency translation adjustments	$20,711	$30,627
Net unrealized loss on derivative financial instruments	(890)	(694)
Unrecognized prior service cost on benefit obligations	(16,720)	(18,022)
Net unrealized gain on available-for-sale investments	160	232
Accumulated other comprehensive income (loss)	$3,261	$12,143

The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$(23)	$(95)	$66	$132	Revenues
	(177)	(123)	(470)	(128)	Cost of operations
	(200)	(218)	(404)	4	Total before tax
	52	55	104	(1)	Provision for Income Taxes
	$(148)	$(163)	$(300)	$3	Net Income
Amortization of prior service cost on benefit obligations	$(813)	$(738)	$(1,627)	$(1,475)	Other – net
	162	158	325	315	Provision for Income Taxes
	$(651)	$(580)	$(1,302)	$(1,160)	Net Income
Total reclassification for the period	$(799)	$(743)	$(1,602)	$(1,157)
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At June 30, 2022, we had deferred approximately $0.9 million of net losses on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended June 30, 2022 and 2021, we recognized (gains) losses of $(7.5) million and $4.7 million, respectively, and for the six months ended June 30, 2022 and 2021, we recognized losses of $0.4 million and $8.7 million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedging instruments.
At June 30, 2022, our derivative financial instruments consisted of FX forward contracts with a total notional value of $442.3 million with maturities extending to December 2024. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.

NOTE 2 – ACQUISITIONS
Dynamic Controls Limited and Citadel Capital Corporation
On April 11, 2022, our subsidiary BWXT Government Group, Inc. acquired all of the outstanding stock of U.K.-based Dynamic Controls Limited ("Dynamic") and U.S.-based Citadel Capital Corporation, along with its wholly-owned subsidiary, Cunico Corporation ("Cunico"), for approximately $49.9 million. Our preliminary purchase price allocation resulted in the recognition of $29.6 million of Intangible Assets, $8.4 million of inventory and $15.6 million of Goodwill. In addition, we recognized right-of-use assets and lease liabilities of $7.2 million. The assets acquired and liabilities assumed have been recorded at preliminary estimates of fair value as determined by management, based on information currently available and on current assumptions of future operations, and are subject to change upon completion of acquisition accounting. Dynamic and Cunico are suppliers of highly-engineered, proprietary valves, manifolds and fittings for global naval nuclear and diesel-electric submarines, surface warfare ships and commercial shipping vessels. These companies are reported as part of our Government Operations segment.
The intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
Customer relationships	$17,700	21 years
Backlog	$7,700	5 years
Unpatented technology	$4,200	8 years
NOTE 3 – REVENUE RECOGNITION
As described in Note 1, our operations are assessed based on two reportable segments. In connection with our segment reporting change, we have revised historical amounts to conform to current segment presentation.
Disaggregated Revenues
Revenues by geographic area and customer type were as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$410,793	$—	$410,793	$384,029	$—	$384,029
Non-Government	22,236	8,856	31,092	19,483	11,488	30,971
	$433,029	$8,856	$441,885	$403,512	$11,488	$415,000
Canada:
Non-Government	$841	$102,757	$103,598	$634	$84,576	$85,210
Other:
Government	$725	$—	$725	$—	$—	$—
Non-Government	1,942	6,909	8,851	1,351	5,778	7,129
	$2,667	$6,909	$9,576	$1,351	$5,778	$7,129
Segment Revenues	$436,537	$118,522	555,059	$405,497	$101,842	507,339
Eliminations			(851)			(2,240)
Revenues			$554,208			$505,099

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$817,040	$—	$817,040	$782,653	$—	$782,653
Non-Government	45,794	16,070	61,864	40,929	21,760	62,689
	$862,834	$16,070	$878,904	$823,582	$21,760	$845,342
Canada:
Non-Government	$1,819	$193,155	$194,974	$1,654	$175,931	$177,585
Other:
Government	$725	$—	$725	$—	$—	$—
Non-Government	2,936	9,247	12,183	3,536	11,549	15,085
	$3,661	$9,247	$12,908	$3,536	$11,549	$15,085
Segment Revenues	$868,314	$218,472	1,086,786	$828,772	$209,240	1,038,012
Eliminations			(1,840)			(4,640)
Revenues			$1,084,946			$1,033,372
Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$436,537	$104,580	$541,117	$405,408	$91,857	$497,265
Point-in-time	—	13,942	13,942	89	9,985	10,074
Segment Revenues	$436,537	$118,522	555,059	$405,497	$101,842	507,339
Eliminations			(851)			(2,240)
Revenues			$554,208			$505,099

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$868,286	$190,495	$1,058,781	$828,658	$185,744	$1,014,402
Point-in-time	28	27,977	28,005	114	23,496	23,610
Segment Revenues	$868,314	$218,472	1,086,786	$828,772	$209,240	1,038,012
Eliminations			(1,840)			(4,640)
Revenues			$1,084,946			$1,033,372
Revenues by contract type were as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$324,948	$1,969	$326,917	$318,843	$3,730	$322,573
Firm-Fixed-Price	60,672	75,351	136,023	46,466	75,276	121,742
Cost-Plus Fee	49,970	—	49,970	38,022	—	38,022
Time-and-Materials	947	41,202	42,149	2,166	22,836	25,002
Segment Revenues	$436,537	$118,522	555,059	$405,497	$101,842	507,339
Eliminations			(851)			(2,240)
Revenues			$554,208			$505,099

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$626,373	$4,516	$630,889	$621,169	$4,220	$625,389
Firm-Fixed-Price	144,238	153,333	297,571	126,723	143,333	270,056
Cost-Plus Fee	95,488	—	95,488	76,837	—	76,837
Time-and-Materials	2,215	60,623	62,838	4,043	61,687	65,730
Segment Revenues	$868,314	$218,472	1,086,786	$828,772	$209,240	1,038,012
Eliminations			(1,840)			(4,640)
Revenues			$1,084,946			$1,033,372
Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the three and six months ended June 30, 2022, we recognized net changes in estimates related to contracts that recognize revenue over time that resulted in increases (decreases) in revenues of $2.1 million and $(3.1) million, respectively, and increases in cost of operations of $2.2 million for both the three and six months ended June 30, 2022. Included in these amounts are contract adjustments for cost overruns related to the manufacture of non-nuclear components being produced within our Government Operations segment. We recognized decreases in operating income of $11.3 million for the three and six months ended June 30, 2022 related to this matter. These contract adjustments resulted in decreases in earnings per share of $0.09 for the three and six months ended June 30, 2022. We are exploring opportunities for recovery of cost overruns related to this project. During the three and six months ended June 30, 2021, we recognized net favorable changes in estimates related to contracts that recognize revenue over time that resulted in increases in revenues of $3.2 million and $9.7 million, respectively.
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

	June 30,	December 31,
	2022	2021
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$544,067	$528,644
Retainages	$51,780	$51,507
Included in Other Assets:
Retainages	$1,074	$1,271
Advance billings on contracts	$104,847	$111,619
During the three months ended June 30, 2022 and 2021, we recognized $38.6 million and $23.1 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year. During the six months ended June 30, 2022 and 2021, we recognized $77.3 million and $53.1 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year.

Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. At June 30, 2022, our remaining performance obligations were $4,720.7 million. We expect to recognize approximately 57% of the revenue associated with our remaining performance obligations by the end of 2023, with the remainder to be recognized thereafter.
NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended June 30, 2022 and 2021, these amounts were $3.2 million and $3.2 million, respectively. For the six months ended June 30, 2022 and 2021, these amounts were $6.2 million and $6.3 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended June 30, 2022 and 2021, these amounts were $(12.6) million and $(13.4) million, respectively. For the six months ended June 30, 2022 and 2021, these amounts were $(25.2) million and $(26.7) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	(In thousands)
Service cost	$2,988	$2,972	$5,905	$5,929	$166	$196	$331	$386
Interest cost	7,858	6,781	15,679	13,535	347	286	694	568
Expected return on plan assets	(20,888)	(20,448)	(41,756)	(40,862)	(737)	(715)	(1,475)	(1,431)
Amortization of prior service cost (credit)	807	782	1,614	1,564	6	(44)	13	(89)
Net periodic benefit income	$(9,235)	$(9,913)	$(18,558)	$(19,834)	$(218)	$(277)	$(437)	$(566)
NOTE 5 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.
NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at June 30, 2022:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$6,221	$—	$6,221	$—	$—
Available-for-sale securities
U.S. Government and agency securities	3,235	3,235	—	—	—
Corporate bonds	2,326	1,784	542	—	—
Asset-backed securities and collateralized mortgage obligations	48	—	48	—	—
Total	$11,830	$5,019	$6,811	$—	$—

The following is a summary of our investments measured at fair value at December 31, 2021:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$7,650	$—	$7,650	$—	$—
Available-for-sale securities
U.S. Government and agency securities	2,738	2,738	—	—	—
Corporate bonds	2,926	1,852	1,074	—	—
Asset-backed securities and collateralized mortgage obligations	55	—	55	—	—
Total	$13,369	$4,590	$8,779	$—	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At June 30, 2022 and December 31, 2021, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $0.4 million and $(3.2) million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our 4.125% senior notes due 2028 (the "Senior Notes due 2028") and our 4.125% senior notes due 2029 (the "Senior Notes due 2029"), on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At June 30, 2022 and December 31, 2021, the fair value of the Senior Notes due 2028 was $358.0 million and $406.3 million, respectively, and the fair value of the Senior Notes due 2029 was $357.0 million and $406.5 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at June 30, 2022 and December 31, 2021.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended June 30, 2022 and 2021 totaled $5.1 million and $5.0 million, respectively, with associated tax benefit totaling $0.9 million and $0.8 million, respectively. Stock-based compensation recognized for all of our plans for the six months ended June 30, 2022 and 2021 totaled $9.2 million and $9.2 million, respectively, with associated tax benefit totaling $1.6 million and $1.5 million, respectively.

NOTE 8 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on two reportable segments. In connection with our segment reporting change, we have revised historical amounts to conform to current segment presentation. An analysis of our operations by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
REVENUES:
Government Operations	$436,537	$405,497	$868,314	$828,772
Commercial Operations	118,522	101,842	218,472	209,240
Eliminations (1)	(851)	(2,240)	(1,840)	(4,640)
	$554,208	$505,099	$1,084,946	$1,033,372
(1)Segment revenues are net of the following intersegment transfers:

Government Operations Transfers	$(851)	$(1,897)	$(1,774)	$(4,116)
Commercial Operations Transfers	—	(343)	(66)	(524)
	$(851)	$(2,240)	$(1,840)	$(4,640)
OPERATING INCOME:
Government Operations	$83,783	$72,871	$156,014	$151,116
Commercial Operations	12,864	5,640	16,826	11,934
	$96,647	$78,511	$172,840	$163,050
Unallocated Corporate (2)	(1,410)	(4,760)	(6,030)	(6,885)
Total Operating Income	$95,237	$73,751	$166,810	$156,165
Other Income (Expense)	2,862	5,180	8,737	14,659
Income before Provision for Income Taxes	$98,099	$78,931	$175,547	$170,824
(2)Unallocated corporate includes general corporate overhead not allocated to segments.

	June 30, 2022	December 31, 2021
	(In thousands)
SEGMENT ASSETS:
Government Operations	$1,516,899	$1,430,863
Commercial Operations	1,033,360	976,382
Total Segment Assets	$2,550,259	$2,407,245
Corporate Assets	155,264	94,135
Total Assets	$2,705,523	$2,501,380

NOTE 9 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$74,613	$59,347	$133,623	$129,096
Weighted-average common shares	91,394,853	95,354,932	91,479,226	95,329,330
Basic earnings per common share	$0.82	$0.62	$1.46	$1.35
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$74,613	$59,347	$133,623	$129,096
Weighted-average common shares (basic)	91,394,853	95,354,932	91,479,226	95,329,330
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	145,466	174,257	191,081	214,696
Adjusted weighted-average common shares	91,540,319	95,529,189	91,670,307	95,544,026
Diluted earnings per common share	$0.82	$0.62	$1.46	$1.35
(1)At June 30, 2022 and 2021, we excluded 80,117 and 7,914 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

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
Government Operations
The revenues of our Government Operations segment are largely a function of defense spending by the U.S. Government. Through this segment, we engineer, design and manufacture precision naval nuclear components, reactors and nuclear fuel for the U.S. Department of Energy ("DOE")/National Nuclear Safety Administration's Naval Nuclear Propulsion Program. In addition, we perform fabrication activities for missile launch tubes for U.S. Navy submarines and supply proprietary and sole-source valves, manifolds and fittings to global naval and ship customers. As a supplier of major nuclear components for certain U.S. Government programs, this segment is a significant participant in the defense industry.
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
Acquisition of Dynamic Controls Limited and Citadel Capital Corporation
On April 11, 2022, our subsidiary BWXT Government Group, Inc. acquired all of the outstanding stock of U.K.-based Dynamic Controls Limited ("Dynamic") and U.S.-based Citadel Capital Corporation, along with its wholly-owned subsidiary, Cunico Corporation ("Cunico"). Dynamic and Cunico are suppliers of highly-engineered, proprietary valves, manifolds and fittings for global naval nuclear and diesel-electric submarines, surface warfare ships and commercial shipping vessels. These companies are reported as part of our Government Operations segment.
For additional information on the acquisition of Dynamic and Cunico, see Note 2 to our condensed consolidated financial statements.

Critical Accounting Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 of our 2021 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022.
Accounting for Contracts
On certain of our performance obligations, we recognize revenue over time. In accordance with FASB Topic Revenue from Contracts with Customers, we are required to estimate the total amount of costs on these performance obligations. As of June 30, 2022, we have provided for the estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract revenues and costs. A principal risk on fixed-price contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows.
During the three and six months ended June 30, 2022, we recognized net changes in estimates related to contracts that recognize revenue over time, which decreased operating income by approximately $(0.1) million and $(5.3) million, respectively. Included in these amounts are contract adjustments for cost overruns related to the manufacture of non-nuclear components being produced within our Government Operations segment. We have recognized decreases in operating income of $11.3 million for the three and six months ended June 30, 2022 related to this matter. These contract adjustments resulted in a decrease in earnings per share of $0.09 for the three and six months ended June 30, 2022. We are exploring opportunities for recovery of cost overruns related to this project. During the three and six months ended June 30, 2021, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased operating income by approximately $3.2 million and $9.7 million, respectively.
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
Government Assistance
On March 27, 2020, the U.S. Government enacted the Coronavirus Aid, Relief and Economic Security Act, which, among other things, provides employers an option to defer payroll tax payments for a limited period. As of June 30, 2022, we have deferred $10.7 million of payroll taxes which are due by January 2023. Additionally, on April 11, 2020, the Canadian Government enacted the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan to prevent large layoffs and help employers offset a portion of their employee salaries and wages for a limited period. During the six months ended June 30, 2022, we recognized subsidies under the CEWS as an offset to operating expenses of $0.6 million, compared to $3.3 million and $4.2 million during the three and six months ended June 30, 2021, respectively. The timeframe for submitting new claims under the CEWS ended in May 2022, and we do not expect to qualify for further assistance under this program.

Results of Operations – Three and Six Months Ended June 30, 2022 vs. Three and Six Months Ended June 30, 2021
Selected financial highlights are presented in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
	(In thousands)
REVENUES:
Government Operations	$436,537	$405,497	$31,040	$868,314	$828,772	$39,542
Commercial Operations	118,522	101,842	16,680	218,472	209,240	9,232
Eliminations	(851)	(2,240)	1,389	(1,840)	(4,640)	2,800
	$554,208	$505,099	$49,109	$1,084,946	$1,033,372	$51,574
OPERATING INCOME:
Government Operations	$83,783	$72,871	$10,912	$156,014	$151,116	$4,898
Commercial Operations	12,864	5,640	7,224	16,826	11,934	4,892
	$96,647	$78,511	$18,136	$172,840	$163,050	$9,790
Unallocated Corporate	(1,410)	(4,760)	3,350	(6,030)	(6,885)	855
Total Operating Income	$95,237	$73,751	$21,486	$166,810	$156,165	$10,645
Consolidated Results of Operations
Three months ended June 30, 2022 vs. 2021
Consolidated revenues increased 9.7%, or $49.1 million, to $554.2 million in the three months ended June 30, 2022 compared to $505.1 million for the corresponding period in 2021, due to increases in our Government Operations and Commercial Operations segments of $31.0 million and $16.7 million, respectively.
Consolidated operating income increased $21.5 million to $95.2 million in the three months ended June 30, 2022 compared to $73.8 million for the corresponding period of 2021. Operating income in our Government Operations and Commercial Operations segments increased by $10.9 million and $7.2 million, respectively. We also experienced lower Unallocated Corporate expenses of $3.4 million when compared to the prior year.
Six months ended June 30, 2022 vs. 2021
Consolidated revenues increased 5.0%, or $51.6 million, to $1,084.9 million in the six months ended June 30, 2022 compared to $1,033.4 million for the corresponding period of 2021, due to increases in our Government Operations and Commercial Operations segments of $39.5 million and $9.2 million, respectively.
Consolidated operating income increased $10.6 million to $166.8 million in the six months ended June 30, 2022 compared to $156.2 million for the corresponding period of 2021. Operating income in our Government Operations and Commercial Operations segments increased by $4.9 million and $4.9 million, respectively. We also experienced lower Unallocated Corporate expenses of $0.9 million when compared to the prior year.
Government Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
	(In thousands)
Revenues	$436,537	$405,497	$31,040	$868,314	$828,772	$39,542
Operating Income	$83,783	$72,871	$10,912	$156,014	$151,116	$4,898
% of Revenues	19.2%	18.0%		18.0%	18.2%
Three months ended June 30, 2022 vs. 2021
Revenues increased $31.0 million, or 7.7%, to $436.5 million in the three months ended June 30, 2022 compared to $405.5 million for the corresponding period of 2021. The increase was primarily related to additional volume in the manufacture of nuclear components for U.S. Government programs and the timing of the procurement of certain long-lead materials totaling $34.9 million when compared to the corresponding period in the prior year.
Operating income increased $10.9 million to $83.8 million in the three months ended June 30, 2022 compared to $72.9 million for the corresponding period of 2021. The increase was due to the operating income impact of the changes in revenues noted above in addition to a $4.1 million increase in equity income of investees, primarily related to the Savannah River site that was awarded in 2021. These increases were partially offset by the year over year change in favorable contract adjustments totaling $6.9 million, primarily related to adjustments on our non-nuclear component manufacturing contract.
Six months ended June 30, 2022 vs. 2021
Revenues increased 4.8%, or $39.5 million, to $868.3 million in the six months ended June 30, 2022 compared to $828.8 million for the corresponding period of 2021. The increase was primarily related to additional volume in the manufacture of nuclear components for U.S. Government programs and the timing of the procurement of certain long-lead materials totaling $41.4 million when compared to the corresponding period in the prior year.
Operating income increased $4.9 million to $156.0 million in the six months ended June 30, 2022 compared to $151.1 million for the corresponding period of 2021. The increase was due to the operating income impact of the changes in revenues noted above in addition to a $4.5 million increase in equity income of investees, primarily related to the Savannah River site that was awarded in 2021. These increases were partially offset by the year over year change in favorable contract adjustments totaling $20.1 million, primarily related to adjustments on our non-nuclear component manufacturing contract.
Commercial Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
	(In thousands)
Revenues	$118,522	$101,842	$16,680	$218,472	$209,240	$9,232
Operating Income	$12,864	$5,640	$7,224	$16,826	$11,934	$4,892
% of Revenues	10.9%	5.5%		7.7%	5.7%
Three months ended June 30, 2022 vs. 2021
Revenues increased 16.4%, or $16.7 million, to $118.5 million in the three months ended June 30, 2022 compared to $101.8 million for the corresponding period of 2021. The increase was primarily related to higher levels of in-plant inspection, maintenance and modification services totaling $14.0 million and increases in revenue for our nuclear fuel handling and medical radioisotopes product lines. These increases were partially offset by decreased revenues in our fuel fabrication business of $4.4 million when compared to the same period in the prior year.
Operating income increased $7.2 million to $12.9 million in the three months ended June 30, 2022 compared to $5.6 million for the corresponding period of 2021, due to the operating income impact of the changes in revenues noted above as well as a favorable shift in our project and product line mix when compared to the same period in the prior year. These operating income improvements were partially offset by a $3.3 million decrease in wage subsidies we received under the CEWS to offset the effects of COVID-19 on our Canadian operations when compared to the corresponding period of the prior year.
Six months ended June 30, 2022 vs. 2021
Revenues increased 4.4%, or $9.2 million, to $218.5 million in the six months ended June 30, 2022 compared to $209.2 million for the corresponding period of 2021. The increase was primarily related to higher revenues in our nuclear fuel handling business of $9.5 million, additional in-plant inspection, maintenance and modification services as well as increases in revenue in our medical radioisotopes businesses. These increases were partially offset by decreased revenues in our parts manufacturing and fuel fabrication businesses when compared to the same period in the prior year.
Operating income increased $4.9 million to $16.8 million in the six months ended June 30, 2022 compared to $11.9 million for the corresponding period of 2021, due to the operating income impact of the changes in revenues noted above as well as a favorable shift in our project and product line mix when compared to the same period in the prior year. These increases were partially offset by a $3.6 million decrease in wage subsidies we received under the CEWS to offset the effects of

COVID-19 on our Canadian operations when compared to the corresponding period of the prior year in addition to restructuring related costs of $2.2 million incurred during the six months ended June 30, 2022.
Unallocated Corporate
Unallocated corporate expenses decreased $3.4 million in the three months ended June 30, 2022 compared to the corresponding period of 2021, primarily due to a decrease in healthcare costs of $1.5 million and lower levels of compensation, which were partially offset by an increase in legal and consulting costs related to acquisition activities.
Unallocated corporate expenses decreased $0.9 million in the six months ended June 30, 2022 compared to the corresponding period of 2021, primarily due to lower levels of compensation, which were partially offset by restructuring related costs and an increase in legal and consulting costs related to acquisition activities.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
	(In thousands)
Income before Provision for Income Taxes	$98,099	$78,931	$19,168	$175,547	$170,824	$4,723
Provision for Income Taxes	$23,418	$19,522	$3,896	$41,792	$41,600	$192
Effective Tax Rate	23.9%	24.7%		23.8%	24.4%
We primarily operate in the U.S., Canada, and the U.K. and recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21%, our Canadian tax provision based on the Canadian local statutory rate of approximately 25%, and our U.K. tax provision based on the U.K. local statutory rate of 19%.
Our effective tax rate for the three months ended June 30, 2022 was 23.9% as compared to 24.7% for the three months ended June 30, 2021. Our effective tax rate for the six months ended June 30, 2022 was 23.8% as compared to 24.4% for the six months ended June 30, 2021. The effective tax rates for the three and six months ended June 30, 2022 and 2021 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings.
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

	June 30, 2022	December 31, 2021
	(In approximate millions)
Government Operations	$3,989	$4,532
Commercial Operations	732	644
Total Backlog	$4,721	$5,176
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Government Operations segment.

At June 30, 2022, our ending backlog was $4,720.7 million, which included $89.6 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 57% of the revenue associated with our backlog by the end of 2023, with the remainder to be recognized thereafter.
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
The value of unexercised options excluded from backlog as of June 30, 2022, was approximately $0.4 billion, which is expected to be awarded in annual installments through 2024, subject to annual Congressional appropriations.
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
The Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of June 30, 2022, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Revolving Credit Facility bear interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our leverage ratio. Based on the leverage ratio applicable at June 30, 2022, the margin for Eurocurrency rate and base rate revolving loans was 1.50% and 0.50%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.50% and 0.90%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.20%.
As of June 30, 2022, borrowings and letters of credit issued under the Revolving Credit Facility totaled $590.0 million and $35.4 million, respectively. As a result, as of June 30, 2022 we had $124.6 million available under the Revolving Credit

Facility for borrowings and to meet letter of credit requirements. As of June 30, 2022, the interest rate on outstanding borrowings under our Credit Facility was 2.77%.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of June 30, 2022, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
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
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of June 30, 2022, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of June 30, 2022, bonds issued and outstanding under these arrangements totaled approximately $109.3 million.
Long-term Benefit Obligations
As of June 30, 2022, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $78.3 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $9.6 million for the remainder of 2022 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.
Other
Cash, Cash Equivalents, Restricted Cash and Investments
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Domestic	$58,665	$39,128
Foreign	26,250	14,016
Total	$84,915	$53,144
Our working capital increased by $129.2 million to $443.3 million at June 30, 2022 from $314.1 million at December 31, 2021, primarily attributable to an increased cash balance and the timing of project cash flows and vendor payments.
Our net cash provided by operating activities decreased by $86.3 million to $72.0 million in the six months ended June 30, 2022, compared to $158.3 million in the six months ended June 30, 2021. The decrease in cash provided by operating activities was primarily attributable to an $88.7 million customer payment delayed until the first quarter of 2021, which was originally expected in 2020.
Our net cash used in investing activities decreased by $4.9 million to $164.8 million in the six months ended June 30, 2022, compared to $169.6 million in the six months ended June 30, 2021. The decrease in cash used in investing activities was primarily attributable to a decrease in purchases of property, plant and equipment of $75.2 million, partially offset by the acquisition of Dynamic and Cunico as well as a $22.6 million increase in investments in equity method investees in the six months ended June 30, 2022.

Our net cash provided by financing activities decreased by $34.4 million to $125.0 million in the six months ended June 30, 2022, compared to $159.4 million in the six months ended June 30, 2021. The decrease in cash provided by financing activities was primarily attributable to a decrease in net borrowings of long-term debt of $135.0 million in the six months ended June 30, 2022 compared to the corresponding period of the prior year. This was partially offset by the repayment of bank overdrafts of $88.7 million in the six months ended June 30, 2021.
At June 30, 2022, we had restricted cash and cash equivalents totaling $5.7 million, $2.8 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $2.9 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At June 30, 2022, we had short-term and long-term investments with a fair value of $11.8 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and mutual funds. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
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
Item 4.    CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended June 30, 2022. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
April 1, 2022 - April 30, 2022	556	$51.92	—	$397.6
May 1, 2022 - May 31, 2022	56	$50.33	—	$397.6
June 1, 2022 - June 30, 2022	18	$53.17	—	$397.6
Total	630	$51.81	—
(1)Includes 556, 56 and 18 shares repurchased during April, May and June, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
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

10.1
Supplemental Indenture No. 2, dated as of May 25, 2022, between Citadel Capital Corporation, Cunico Corporation and U.S. Bank Trust Company, National Association, as Trustee under the Indenture, dated as of June 12, 2020.

10.2
Supplemental Indenture, dated as of May 25, 2022, between Citadel Capital Corporation, Cunico Corporation and U.S. Bank Trust Company, National Association, as trustee under the Indenture, dated as of April 13, 2021.

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

August 8, 2022