Form 10-Q
period 2022-09-30
BWX Technologies, Inc.
filed 2022-11-07
CIK 1486957

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
For the quarterly period ended September 30, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at November 3, 2022 was 91,222,288.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2022	December 31, 2021
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$51,400	$33,891
Restricted cash and cash equivalents	2,908	2,896
Investments	3,820	3,811
Accounts receivable – trade, net	72,404	70,663
Accounts receivable – other	34,145	16,651
Retainages	76,193	51,507
Contracts in progress	545,517	546,595
Other current assets	63,317	47,718
Total Current Assets	849,704	773,732
Property, Plant and Equipment, Net	1,083,436	1,045,640
Investments	7,769	9,558
Goodwill	289,962	285,502
Deferred Income Taxes	20,458	21,394
Investments in Unconsolidated Affiliates	107,430	85,284
Intangible Assets	192,898	185,551
Other Assets	120,401	94,719
TOTAL	$2,672,058	$2,501,380
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2022	December 31, 2021
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Accounts payable	$146,543	$189,842
Accrued employee benefits	75,114	71,835
Accrued liabilities – other	80,749	80,998
Advance billings on contracts	98,545	111,619
Accrued warranty expense	5,846	5,321
Total Current Liabilities	406,797	459,615
Long-Term Debt	1,340,722	1,189,304
Accumulated Postretirement Benefit Obligation	21,553	24,333
Environmental Liabilities	94,414	92,642
Pension Liability	48,018	59,388
Other Liabilities	47,618	38,863
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 127,638,048 and 127,311,985 shares at September 30, 2022 and December 31, 2021, respectively	1,276	1,273
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	186,790	174,288
Retained earnings	1,910,197	1,775,751
Treasury stock at cost, 36,420,960 and 35,915,747 shares at September 30, 2022 and December 31, 2021, respectively	(1,353,269)	(1,326,280)
Accumulated other comprehensive income (loss)	(32,280)	12,143
Stockholders' Equity – BWX Technologies, Inc.	712,714	637,175
Noncontrolling interest	222	60
Total Stockholders' Equity	712,936	637,235
TOTAL	$2,672,058	$2,501,380
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$523,711	$498,727	$1,608,657	$1,532,099
Costs and Expenses:
Cost of operations	399,281	361,530	1,217,108	1,130,153
Research and development costs	1,426	2,870	6,990	9,491
Losses (gains) on asset disposals and impairments, net	(251)	(981)	(222)	(1,018)
Selling, general and administrative expenses	58,160	58,458	172,974	176,037
Total Costs and Expenses	458,616	421,877	1,396,850	1,314,663
Equity in Income of Investees	14,783	10,618	34,881	26,197
Operating Income	79,878	87,468	246,688	243,633
Other Income (Expense):
Interest income	273	160	463	369
Interest expense	(9,625)	(11,483)	(24,983)	(28,725)
Other – net	11,496	1,624	35,401	33,316
Total Other Income (Expense)	2,144	(9,699)	10,881	4,960
Income before Provision for Income Taxes	82,022	77,769	257,569	248,593
Provision for Income Taxes	20,185	17,611	61,977	59,211
Net Income	$61,837	$60,158	$195,592	$189,382
Net Income Attributable to Noncontrolling Interest	(234)	(244)	(366)	(372)
Net Income Attributable to BWX Technologies, Inc.	$61,603	$59,914	$195,226	$189,010
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.67	$0.64	$2.13	$1.99
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.67	$0.63	$2.13	$1.99
Shares used in the computation of earnings per share (Note 9):
Basic	91,407,599	94,277,253	91,455,350	94,978,638
Diluted	91,655,536	94,483,975	91,665,383	95,190,676
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited) (In thousands)
Net Income	$61,837	$60,158	$195,592	$189,382
Other Comprehensive Income (Loss):
Currency translation adjustments	(36,906)	(10,605)	(46,822)	4,616
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $(177), $43, $(7) and $167, respectively	515	(119)	19	(491)
Reclassification adjustment for losses included in net income, net of tax benefit of $(74), $(61), $(178) and $(60), respectively	220	181	520	178
Amortization of benefit plan costs, net of tax benefit of $(163), $(153), $(488) and $(468), respectively	650	561	1,952	1,721
Unrealized (losses) gains on investments arising during the period, net of tax benefit of $5, $0, $24 and $60, respectively	(20)	—	(92)	89
Other Comprehensive Income (Loss)	(35,541)	(9,982)	(44,423)	6,113
Total Comprehensive Income	26,296	50,176	151,169	195,495
Comprehensive Income Attributable to Noncontrolling Interest	(234)	(244)	(366)	(372)
Comprehensive Income Attributable to BWX Technologies, Inc.	$26,062	$49,932	$150,803	$195,123
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2021	127,311,985	$1,273	$174,288	$1,775,751	$12,143	$(1,326,280)	$637,175	$60	$637,235
Net income	—	—	—	59,010	—	—	59,010	64	59,074
Dividends declared ($0.22 per share)	—	—	—	(20,279)	—	—	(20,279)	—	(20,279)
Currency translation adjustments	—	—	—	—	5,365	—	5,365	—	5,365
Derivative financial instruments	—	—	—	—	44	—	44	—	44
Defined benefit obligations	—	—	—	—	651	—	651	—	651
Available-for-sale investments	—	—	—	—	(24)	—	(24)	—	(24)
Exercises of stock options	—	—	—	—	—	—	—	—	—
Shares placed in treasury	—	—	—	—	—	(26,011)	(26,011)	—	(26,011)
Stock-based compensation charges	279,242	3	3,955	—	—	—	3,958	—	3,958
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(59)	(59)
Balance March 31, 2022 (unaudited)	127,591,227	$1,276	$178,243	$1,814,482	$18,179	$(1,352,291)	$659,889	$65	$659,954
Net income	—	—	—	74,613	—	—	74,613	68	74,681
Dividends declared ($0.22 per share)	—	—	—	(20,273)	—	—	(20,273)	—	(20,273)
Currency translation adjustments	—	—	—	—	(15,281)	—	(15,281)	—	(15,281)
Derivative financial instruments	—	—	—	—	(240)	—	(240)	—	(240)
Defined benefit obligations	—	—	—	—	651	—	651	—	651
Available-for-sale investments	—	—	—	—	(48)	—	(48)	—	(48)
Exercises of stock options	—	—	—	—	—	—	—	—	—
Shares placed in treasury	—	—	—	—	—	(33)	(33)	—	(33)
Stock-based compensation charges	13,643	—	5,008	—	—	—	5,008	—	5,008
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(69)	(69)
Balance June 30, 2022 (unaudited)	127,604,870	$1,276	$183,251	$1,868,822	$3,261	$(1,352,324)	$704,286	$64	$704,350
Net income	—	—	—	61,603	—	—	61,603	234	61,837
Dividends declared ($0.22 per share)	—	—	—	(20,228)	—	—	(20,228)	—	(20,228)
Currency translation adjustments	—	—	—	—	(36,906)	—	(36,906)	—	(36,906)
Derivative financial instruments	—	—	—	—	735	—	735	—	735
Defined benefit obligations	—	—	—	—	650	—	650	—	650
Available-for-sale investments	—	—	—	—	(20)	—	(20)	—	(20)
Exercises of stock options	19,345	—	458	—	—	—	458	—	458
Shares placed in treasury	—	—	—	—	—	(945)	(945)	—	(945)
Stock-based compensation charges	13,833	—	3,081	—	—	—	3,081	—	3,081
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(76)	(76)
Balance September 30, 2022 (unaudited)	127,638,048	$1,276	$186,790	$1,910,197	$(32,280)	$(1,353,269)	$712,714	$222	$712,936

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2020	127,009,536	$1,270	$153,800	$1,549,950	$8,198	$(1,095,452)	$617,766	$2	$617,768
Net income	—	—	—	69,749	—	—	69,749	66	69,815
Dividends declared ($0.21 per share)	—	—	—	(20,173)	—	—	(20,173)	—	(20,173)
Currency translation adjustments	—	—	—	—	8,001	—	8,001	—	8,001
Derivative financial instruments	—	—	—	—	(578)	—	(578)	—	(578)
Defined benefit obligations	—	—	—	—	580	—	580	—	580
Available-for-sale investments	—	—	—	—	89	—	89	—	89
Exercises of stock options	61,260	—	1,517	—	—	—	1,517	—	1,517
Shares placed in treasury	—	—	—	—	—	(24,694)	(24,694)	—	(24,694)
Stock-based compensation charges	191,350	3	3,978	—	—	—	3,981	—	3,981
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—
Balance March 31, 2021 (unaudited)	127,262,146	$1,273	$159,295	$1,599,526	$16,290	$(1,120,146)	$656,238	$68	$656,306
Net income	—	—	—	59,347	—	—	59,347	62	59,409
Dividends declared ($0.21 per share)	—	—	—	(20,164)	—	—	(20,164)	—	(20,164)
Currency translation adjustments	—	—	—	—	7,220	—	7,220	—	7,220
Derivative financial instruments	—	—	—	—	203	—	203	—	203
Defined benefit obligations	—	—	—	—	580	—	580	—	580
Available-for-sale investments	—	—	—	—	—	—	—	—	—
Exercises of stock options	13,936	—	339	—	—	—	339	—	339
Shares placed in treasury	—	—	—	—	—	(58)	(58)	—	(58)
Stock-based compensation charges	11,597	—	5,292	—	—	—	5,292	—	5,292
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Balance June 30, 2021 (unaudited)	127,287,679	$1,273	$164,926	$1,638,709	$24,293	$(1,120,204)	$708,997	$90	$709,087
Net income	—	—	—	59,914	—	—	59,914	244	60,158
Dividends declared ($0.21 per share)	—	—	—	(20,145)	—	—	(20,145)	—	(20,145)
Currency translation adjustments	—	—	—	—	(10,605)	—	(10,605)	—	(10,605)
Derivative financial instruments	—	—	—	—	62	—	62	—	62
Defined benefit obligations	—	—	—	—	561	—	561	—	561
Available-for-sale investments	—	—	—	—	—	—	—	—	—
Exercises of stock options	—	—	—	—	—	—	—	—	—
Shares placed in treasury	—	—	—	—	—	(166,057)	(166,057)	—	(166,057)
Stock-based compensation charges	16,313	—	5,588	—	—	—	5,588	—	5,588
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(75)	(75)
Balance September 30, 2021 (unaudited)	127,303,992	$1,273	$170,514	$1,678,478	$14,311	$(1,286,261)	$578,315	$259	$578,574
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$195,592	$189,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,808	50,476
Income of investees, net of dividends	(10,733)	(12,375)
Recognition of losses for pension and postretirement plans	2,441	2,189
Stock-based compensation expense	12,047	14,861
Premium for early redemption of senior notes	—	10,752
Recognition of debt issuance costs from former debt instruments	—	4,212
Other, net	1,966	1,039
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	10,518	99,604
Accounts payable	(17,996)	(20,787)
Retainages	(24,684)	(14,780)
Contracts in progress and advance billings on contracts	(42,824)	(71,020)
Income taxes	(4,019)	15,723
Accrued and other current liabilities	(8,487)	1,922
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(34,994)	(53,430)
Other, net	3,400	7,810
NET CASH PROVIDED BY OPERATING ACTIVITIES	137,035	225,578
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(134,591)	(236,656)
Acquisition of business, net of cash acquired	(47,328)	—
Purchases of securities	(2,700)	(3,560)
Sales and maturities of securities	2,667	3,417
Investments, net of return of capital, in equity method investees	(11,450)	—
Other, net	324	2,718
NET CASH USED IN INVESTING ACTIVITIES	(193,078)	(234,081)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	373,700	1,215,800
Repayments of long-term debt	(223,700)	(825,800)
Premium for early redemption of senior notes	—	(10,752)
Payment of debt issuance costs	—	(4,838)
Repayment of bank overdraft	—	(88,694)
Repurchases of common stock	(20,000)	(185,778)
Dividends paid to common shareholders	(60,894)	(60,277)
Exercises of stock options	57	2,011
Cash paid for shares withheld to satisfy employee taxes	(6,588)	(5,031)
Settlements of forward contracts, net	13,917	(1,167)
Other	(204)	(115)
NET CASH PROVIDED BY FINANCING ACTIVITIES	76,288	35,359
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(3,093)	155
TOTAL INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	17,152	27,011
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,775	48,298
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,927	$75,309
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$26,809	$32,209
Income taxes (net of refunds)	$67,555	$43,236
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$7,427	$25,106
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported in our condensed consolidated statements of cash flows to conform to the presentation for the nine months ended September 30, 2022. We classify assets and liabilities related to long-term contracts as current using the duration of the related contract or program as our operating cycle, which is generally longer than one year. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
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
Our Government Operations segment consists of our legacy Nuclear Operations Group and Nuclear Services Group segments with certain research and development activities in the areas of advanced reactors and advanced manufacturing. Our Commercial Operations segment consists of our legacy Nuclear Power Group segment with certain research and development and commercialization activities in the areas of medical and industrial radioisotopes. Both segments now include research and development and certain commercialization activities associated with new technologies previously reported outside of our reportable segments. The change in our reportable segments had no impact on our previously reported consolidated results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this quarterly report on Form 10-Q. Our reportable segments are further described as follows:
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

•Our Commercial Operations segment fabricates commercial nuclear steam generators, nuclear fuel, fuel handling systems, pressure vessels, reactor components, heat exchangers, tooling delivery systems and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level waste and supplies nuclear-grade materials and precisely machined components for nuclear utility customers. We have supplied the nuclear industry with more than 1,300 large, heavy components worldwide, and we are the only commercial heavy nuclear component manufacturer in North America. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development, electrical and controls engineering and metallurgy and materials engineering. In addition, this segment offers in-plant inspection, maintenance and modification services for nuclear steam generators, heat exchangers, reactors, fuel handling systems and balance of plant equipment, as well as specialized non-destructive examination and tooling/repair solutions. This segment is also a global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals for research, diagnostic and therapeutic uses.
See Note 8 and Note 3 for financial information about our segments. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and notes included in our 2021 10-K.
Recently Adopted Accounting Standards
There were no accounting standards adopted during the nine months ended September 30, 2022.
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
Our effective tax rate for the three months ended September 30, 2022 was 24.6% as compared to 22.6% for the three months ended September 30, 2021. Our effective tax rate for the nine months ended September 30, 2022 was 24.1% as compared to 23.8% for the nine months ended September 30, 2021. The effective tax rates for the three and nine months ended September 30, 2022 and 2021 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At September 30, 2022, we had restricted cash and cash equivalents totaling $5.5 million, $2.6 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $2.9 million of which was held to meet reinsurance reserve requirements of our captive insurer.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statement of cash flows:

	September 30, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$51,400	$33,891
Restricted cash and cash equivalents	2,908	2,896
Restricted cash and cash equivalents included in Other Assets	2,619	2,988
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statement of cash flows	$56,927	$39,775
Inventories
At September 30, 2022 and December 31, 2021, Other current assets included inventories totaling $31.8 million and $16.3 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment, Net
Property, plant and equipment, net is stated at cost and is set forth below:

	September 30, 2022	December 31, 2021
	(In thousands)
Land	$9,839	$9,538
Buildings	347,438	321,872
Machinery and equipment	1,007,852	957,423
Property under construction	484,023	487,856
	1,849,152	1,776,689
Less: Accumulated depreciation	765,716	731,049
Property, Plant and Equipment, Net	$1,083,436	$1,045,640
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Currency translation adjustments	$(16,195)	$30,627
Net unrealized loss on derivative financial instruments	(155)	(694)
Unrecognized prior service cost on benefit obligations	(16,070)	(18,022)
Net unrealized gain on available-for-sale investments	140	232
Accumulated other comprehensive income (loss)	$(32,280)	$12,143

The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$(152)	$194	$(86)	$326	Revenues
	(142)	(436)	(612)	(564)	Cost of operations
	(294)	(242)	(698)	(238)	Total before tax
	74	61	178	60	Provision for Income Taxes
	$(220)	$(181)	$(520)	$(178)	Net Income
Amortization of prior service cost on benefit obligations	$(813)	$(714)	$(2,440)	$(2,189)	Other – net
	163	153	488	468	Provision for Income Taxes
	$(650)	$(561)	$(1,952)	$(1,721)	Net Income
Total reclassification for the period	$(870)	$(742)	$(2,472)	$(1,899)
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
We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments and loans between domestic and foreign subsidiaries denominated in foreign currencies. We record these contracts at fair value on our condensed consolidated balance sheets. Based on the hedge designation at the inception of the contract, the related gains and losses on these contracts are deferred in stockholders' equity as a component of Accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of Other – net on our condensed consolidated statements of income.
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At September 30, 2022, we had deferred approximately $0.2 million of net losses on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended September 30, 2022 and 2021, we recognized (gains) of $(36.6) million and $(7.8) million, respectively, and for the nine months ended September 30, 2022 and 2021, we recognized (gains) losses of $(36.2) million and $0.9 million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedging instruments.
At September 30, 2022, our derivative financial instruments consisted of FX forward contracts with a total notional value of $442.4 million with maturities extending to December 2024. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.

NOTE 2 – ACQUISITIONS
Dynamic Controls Limited and Citadel Capital Corporation
On April 11, 2022, our subsidiary BWXT Government Group, Inc. acquired all of the outstanding stock of U.K.-based Dynamic Controls Limited ("Dynamic") and U.S.-based Citadel Capital Corporation, along with its wholly-owned subsidiary, Cunico Corporation ("Cunico"), for approximately $49.9 million. Our preliminary purchase price allocation resulted in the recognition of $28.5 million of Intangible Assets, $8.4 million of inventory and $16.6 million of Goodwill, which includes an adjustment to our initial purchase price allocation of $(1.1) million to intangible assets with an offsetting increase to goodwill. In addition, we recognized right-of-use assets and lease liabilities of $7.2 million. The assets acquired and liabilities assumed have been recorded at preliminary estimates of fair value as determined by management, based on information currently available and on current assumptions of future operations, and are subject to change upon completion of acquisition accounting. Dynamic and Cunico are suppliers of highly-engineered, proprietary valves, manifolds and fittings for global naval nuclear and diesel-electric submarines, surface warfare ships and commercial shipping vessels. These companies are reported as part of our Government Operations segment.
The intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
Customer relationships	$17,700	21 years
Backlog	$6,600	5 years
Unpatented technology	$4,200	8 years
NOTE 3 – REVENUE RECOGNITION
As described in Note 1, our operations are assessed based on two reportable segments. In connection with our segment reporting change, we have revised historical amounts to conform to current segment presentation.
Disaggregated Revenues
Revenues by geographic area and customer type were as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$402,300	$—	$402,300	$388,931	$—	$388,931
Non-Government	16,753	7,700	24,453	26,313	11,493	37,806
	$419,053	$7,700	$426,753	$415,244	$11,493	$426,737
Canada:
Non-Government	$658	$90,143	$90,801	$887	$69,285	$70,172
Other:
Government	$346	$—	$346	$—	$—	$—
Non-Government	2,464	3,951	6,415	1,008	2,604	3,612
	$2,810	$3,951	$6,761	$1,008	$2,604	$3,612
Segment Revenues	$422,521	$101,794	524,315	$417,139	$83,382	500,521
Eliminations			(604)			(1,794)
Revenues			$523,711			$498,727

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$1,219,340	$—	$1,219,340	$1,171,584	$—	$1,171,584
Non-Government	62,547	23,770	86,317	67,242	33,253	100,495
	$1,281,887	$23,770	$1,305,657	$1,238,826	$33,253	$1,272,079
Canada:
Non-Government	$2,477	$283,298	$285,775	$2,541	$245,216	$247,757
Other:
Government	$1,071	$—	$1,071	$—	$—	$—
Non-Government	5,400	13,198	18,598	4,544	14,153	18,697
	$6,471	$13,198	$19,669	$4,544	$14,153	$18,697
Segment Revenues	$1,290,835	$320,266	1,611,101	$1,245,911	$292,622	1,538,533
Eliminations			(2,444)			(6,434)
Revenues			$1,608,657			$1,532,099
Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$422,459	$87,159	$509,618	$417,139	$68,983	$486,122
Point-in-time	62	14,635	14,697	—	14,399	14,399
Segment Revenues	$422,521	$101,794	524,315	$417,139	$83,382	500,521
Eliminations			(604)			(1,794)
Revenues			$523,711			$498,727

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$1,290,745	$277,654	$1,568,399	$1,245,797	$254,727	$1,500,524
Point-in-time	90	42,612	42,702	114	37,895	38,009
Segment Revenues	$1,290,835	$320,266	1,611,101	$1,245,911	$292,622	1,538,533
Eliminations			(2,444)			(6,434)
Revenues			$1,608,657			$1,532,099
Revenues by contract type were as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$308,827	$2,531	$311,358	$306,037	$3,452	$309,489
Firm-Fixed-Price	47,359	69,170	116,529	62,739	69,993	132,732
Cost-Plus Fee	65,679	—	65,679	46,738	—	46,738
Time-and-Materials	656	30,093	30,749	1,625	9,937	11,562
Segment Revenues	$422,521	$101,794	524,315	$417,139	$83,382	500,521
Eliminations			(604)			(1,794)
Revenues			$523,711			$498,727

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$935,200	$7,047	$942,247	$927,206	$7,672	$934,878
Firm-Fixed-Price	191,597	222,503	414,100	189,462	213,326	402,788
Cost-Plus Fee	161,167	—	161,167	123,575	—	123,575
Time-and-Materials	2,871	90,716	93,587	5,668	71,624	77,292
Segment Revenues	$1,290,835	$320,266	1,611,101	$1,245,911	$292,622	1,538,533
Eliminations			(2,444)			(6,434)
Revenues			$1,608,657			$1,532,099
Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the three and nine months ended September 30, 2022, we recognized net changes in estimates related to contracts that recognize revenue over time that resulted in increases in revenues of $4.2 million and $1.1 million, respectively. During the nine months ended September 30, 2022, we recognized an increase in cost of operations of $2.2 million. Included in these amounts are contract adjustments for cost overruns related to the manufacture of non-nuclear components being produced within our Government Operations segment. We recognized a decrease in operating income of $11.3 million for the nine months ended September 30, 2022, related to this matter. These contract adjustments resulted in decreases in earnings per share of $0.09 for the nine months ended September 30, 2022. We are exploring opportunities for recovery of cost overruns related to this project. During the three and nine months ended September 30, 2021, we recognized net favorable changes in estimates related to contracts that recognize revenue over time that resulted in increases in revenues of $18.1 million and $27.8 million, respectively.
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

	September 30,	December 31,
	2022	2021
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$523,924	$528,644
Retainages	$76,193	$51,507
Included in Other Assets:
Retainages	$1,261	$1,271
Advance billings on contracts	$98,545	$111,619
During the three months ended September 30, 2022 and 2021, we recognized $11.2 million and $14.0 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year. During the nine months ended September 30, 2022 and 2021, we recognized $88.5 million and $67.1 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year.

Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. At September 30, 2022, our remaining performance obligations were $4,318.9 million. We expect to recognize approximately 46% of the revenue associated with our remaining performance obligations by the end of 2023, with the remainder to be recognized thereafter.
NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended September 30, 2022 and 2021, these amounts were $3.1 million and $3.0 million, respectively. For the nine months ended September 30, 2022 and 2021, these amounts were $9.3 million and $9.3 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended September 30, 2022 and 2021, these amounts were $(12.6) million and $(13.0) million, respectively. For the nine months ended September 30, 2022 and 2021, these amounts were $(37.8) million and $(40.0) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	(In thousands)
Service cost	$2,945	$2,824	$8,850	$8,753	$163	$180	$494	$566
Interest cost	7,825	6,846	23,504	20,381	345	330	1,039	898
Expected return on plan assets	(20,863)	(20,477)	(62,619)	(61,339)	(738)	(437)	(2,213)	(2,168)
Amortization of prior service cost (credit)	807	758	2,421	2,322	7	(44)	20	(133)
Net periodic benefit income	$(9,286)	$(10,049)	$(27,844)	$(29,883)	$(223)	$29	$(660)	$(837)
NOTE 5 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.
NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at September 30, 2022:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$5,968	$—	$5,968	$—	$—
Available-for-sale securities
U.S. Government and agency securities	3,272	3,272	—	—	—
Corporate bonds	2,304	1,756	548	—	—
Asset-backed securities and collateralized mortgage obligations	45	—	45	—	—
Total	$11,589	$5,028	$6,561	$—	$—

The following is a summary of our investments measured at fair value at December 31, 2021:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$7,650	$—	$7,650	$—	$—
Available-for-sale securities
U.S. Government and agency securities	2,738	2,738	—	—	—
Corporate bonds	2,926	1,852	1,074	—	—
Asset-backed securities and collateralized mortgage obligations	55	—	55	—	—
Total	$13,369	$4,590	$8,779	$—	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At September 30, 2022 and December 31, 2021, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $18.3 million and $(3.2) million, respectively. Derivative assets and liabilities are included in Accounts receivable – other and Accounts payable, respectively, on our condensed consolidated balance sheets.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our 4.125% senior notes due 2028 (the "Senior Notes due 2028") and our 4.125% senior notes due 2029 (the "Senior Notes due 2029"), on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At September 30, 2022 and December 31, 2021, the fair value of the Senior Notes due 2028 was $351.0 million and $406.3 million, respectively, and the fair value of the Senior Notes due 2029 was $347.7 million and $406.5 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at September 30, 2022 and December 31, 2021.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended September 30, 2022 and 2021 totaled $3.2 million and $5.5 million, respectively, with associated tax benefit totaling $0.5 million and $1.0 million, respectively. Stock-based compensation recognized for all of our plans for the nine months ended September 30, 2022 and 2021 totaled $12.4 million and $14.7 million, respectively, with associated tax benefit totaling $2.1 million and $2.5 million, respectively.

NOTE 8 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on two reportable segments. In connection with our segment reporting change, we have revised historical amounts to conform to current segment presentation. An analysis of our operations by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
REVENUES:
Government Operations	$422,521	$417,139	$1,290,835	$1,245,911
Commercial Operations	101,794	83,382	320,266	292,622
Eliminations (1)	(604)	(1,794)	(2,444)	(6,434)
	$523,711	$498,727	$1,608,657	$1,532,099
(1)Segment revenues are net of the following intersegment transfers:

Government Operations Transfers	$(604)	$(1,672)	$(2,378)	$(5,788)
Commercial Operations Transfers	—	(122)	(66)	(646)
	$(604)	$(1,794)	$(2,444)	$(6,434)
OPERATING INCOME:
Government Operations	$77,735	$87,542	$233,749	$238,658
Commercial Operations	6,847	4,925	23,673	16,859
	$84,582	$92,467	$257,422	$255,517
Unallocated Corporate (2)	(4,704)	(4,999)	(10,734)	(11,884)
Total Operating Income	$79,878	$87,468	$246,688	$243,633
Other Income (Expense)	2,144	(9,699)	10,881	4,960
Income before Provision for Income Taxes	$82,022	$77,769	$257,569	$248,593
(2)Unallocated corporate includes general corporate overhead not allocated to segments.

	September 30, 2022	December 31, 2021
	(In thousands)
SEGMENT ASSETS:
Government Operations	$1,526,835	$1,430,863
Commercial Operations	998,155	976,382
Total Segment Assets	$2,524,990	$2,407,245
Corporate Assets	147,068	94,135
Total Assets	$2,672,058	$2,501,380

NOTE 9 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$61,603	$59,914	$195,226	$189,010
Weighted-average common shares	91,407,599	94,277,253	91,455,350	94,978,638
Basic earnings per common share	$0.67	$0.64	$2.13	$1.99
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$61,603	$59,914	$195,226	$189,010
Weighted-average common shares (basic)	91,407,599	94,277,253	91,455,350	94,978,638
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	247,937	206,722	210,033	212,038
Adjusted weighted-average common shares	91,655,536	94,483,975	91,665,383	95,190,676
Diluted earnings per common share	$0.67	$0.63	$2.13	$1.99
(1)At September 30, 2022 and 2021, we excluded 31,507 and 0 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.
NOTE 10 – SUBSEQUENT EVENT
On October 12, 2022, we entered into an Amended and Restated Credit Agreement (the "New Credit Facility") with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, which amended and restated our then existing secured credit facility (the "Former Credit Facility"). The New Credit Facility includes a $750 million senior secured revolving credit facility (the "New Revolving Credit Facility") and a $250 million senior secured term A loan (the "New Term Loan"). The New Revolving Credit Facility and the New Term Loan are scheduled to mature on October 12, 2027. All proceeds from the New Term Loan were used to repay outstanding indebtedness under the Former Credit Facility.
As of October 12, 2022, outstanding borrowings under the New Credit Facility totaled $570.0 million, comprising $250.0 million under the New Term Loan and $320.0 million under the New Revolving Credit Facility, and letters of credit issued under the New Revolving Credit Facility totaled $37.1 million. As a result, as of October 12, 2022, the Company had $392.9 million available under the New Revolving Credit Facility for borrowings and to meet letter of credit requirements.

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
We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our Company, industries and business environment. We caution that these statements are not guarantees of future performance and you should not rely unduly on them as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. For example, the extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments that are highly uncertain and cannot be predicted, including the potential recurrence of COVID-19, subsequent waves or strains or the emergence of similar diseases, the actions to contain the impact of such diseases and potential responses to such actions by our suppliers, contractors and employees. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in Item 1A of our 2021 10-K, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
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
Our Government Operations segment consists of our legacy Nuclear Operations Group and Nuclear Services Group segments with certain research and development activities in the areas of advanced reactors and advanced manufacturing. Our Commercial Operations segment consists of our legacy Nuclear Power Group segment with certain research and development and commercialization activities in the areas of medical and industrial radioisotopes. Both segments now include research and development and certain commercialization activities associated with new technologies previously reported outside of our reportable segments. The change in our reportable segments had no impact on our previously reported consolidated results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this Report.
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
This segment also provides various services to the U.S. Government by managing and operating high-consequence operations at U.S. nuclear weapons sites, national laboratories and manufacturing complexes. The revenues and equity in income of investees under these types of contracts are largely a function of spending of the U.S. Government and the performance scores we and our consortium partners earn in managing and operating these sites. With our specialized capabilities of full life-cycle management of special materials, facilities and technologies, we believe this segment is well-positioned to continue participating in the ongoing cleanup, operation and management of critical government-owned nuclear sites, laboratories and manufacturing complexes maintained by the DOE, NASA and other federal agencies.
Additionally, this segment also develops technology for a variety of applications, including advanced nuclear power sources, and offers complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for new advanced nuclear reactors.
Commercial Operations
Through this segment, we design and manufacture commercial nuclear steam generators, heat exchangers, pressure vessels, reactor components, as well as other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level nuclear waste. This segment is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems, nuclear-grade materials and precisely machined components, and related services for CANDU nuclear power plants. This segment also provides a variety of engineering and in-plant services and is a significant supplier to nuclear power utilities undergoing major refurbishment and plant life extension projects. Additionally, this segment is a global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals.
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
For additional information on the acquisition of Dynamic and Cunico, see Note 2 to our condensed consolidated financial statements included in this Report.

Critical Accounting Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 of our 2021 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022.
Accounting for Contracts
On certain of our performance obligations, we recognize revenue over time. In accordance with FASB Topic Revenue from Contracts with Customers, we are required to estimate the total amount of costs on these performance obligations. As of September 30, 2022, we have provided for the estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract revenues and costs. A principal risk on fixed-price contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in the cost of labor, forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows.
During the three and nine months ended September 30, 2022, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased (decreased) operating income by approximately $4.2 million and $(1.1) million, respectively. Included in these amounts are contract adjustments for cost overruns related to the manufacture of non-nuclear components being produced within our Government Operations segment. We have recognized a decrease in operating income of $11.3 million for the nine months ended September 30, 2022 related to this matter. These contract adjustments resulted in a decrease in earnings per share of $0.09 for the nine months ended September 30, 2022. We are exploring opportunities for recovery of cost overruns related to this project. During the three and nine months ended September 30, 2021, we recognized net changes in estimates related to contracts that recognize revenue over time, which increased operating income by approximately $18.1 million and $27.8 million, respectively.
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
Government Assistance
On March 27, 2020, the U.S. Government enacted the Coronavirus Aid, Relief and Economic Security Act, which, among other things, provides employers an option to defer payroll tax payments for a limited period. As of September 30, 2022, we have deferred $10.7 million of payroll taxes which are due by January 2023. Additionally, on April 11, 2020, the Canadian Government enacted the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan to prevent large layoffs and help employers offset a portion of their employee salaries and wages for a limited period. During the nine months ended September 30, 2022, we recognized subsidies under the CEWS as an offset to operating expenses of $0.6 million, compared to $0.7 million and $4.9 million during the three and nine months ended September 30, 2021, respectively. The timeframe for submitting new claims under the CEWS ended in May 2022, and we do not expect to qualify for further assistance under this program.

Results of Operations – Three and Nine Months Ended September 30, 2022 vs. Three and Nine Months Ended September 30, 2021
Selected financial highlights are presented in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
	(In thousands)
REVENUES:
Government Operations	$422,521	$417,139	$5,382	$1,290,835	$1,245,911	$44,924
Commercial Operations	101,794	83,382	18,412	320,266	292,622	27,644
Eliminations	(604)	(1,794)	1,190	(2,444)	(6,434)	3,990
	$523,711	$498,727	$24,984	$1,608,657	$1,532,099	$76,558
OPERATING INCOME:
Government Operations	$77,735	$87,542	$(9,807)	$233,749	$238,658	$(4,909)
Commercial Operations	6,847	4,925	1,922	23,673	16,859	6,814
	$84,582	$92,467	$(7,885)	$257,422	$255,517	$1,905
Unallocated Corporate	(4,704)	(4,999)	295	(10,734)	(11,884)	1,150
Total Operating Income	$79,878	$87,468	$(7,590)	$246,688	$243,633	$3,055
Consolidated Results of Operations
Three months ended September 30, 2022 vs. 2021
Consolidated revenues increased 5.0%, or $25.0 million, to $523.7 million in the three months ended September 30, 2022 compared to $498.7 million for the corresponding period of 2021, due to increases in our Government Operations and Commercial Operations segments of $5.4 million and $18.4 million, respectively.
Consolidated operating income decreased $7.6 million to $79.9 million in the three months ended September 30, 2022 compared to $87.5 million for the corresponding period of 2021. Operating income in our Government Operations segment decreased $9.8 million, which was partially offset by an increase in operating income in our Commercial Operations segment of $1.9 million and lower Unallocated Corporate expenses of $0.3 million when compared to the corresponding period of the prior year.
Nine months ended September 30, 2022 vs. 2021
Consolidated revenues increased 5.0%, or $76.6 million, to $1,608.7 million in the nine months ended September 30, 2022 compared to $1,532.1 million for the corresponding period of 2021, due to increases in our Government Operations and Commercial Operations segments of $44.9 million and $27.6 million, respectively.
Consolidated operating income increased $3.1 million to $246.7 million in the nine months ended September 30, 2022 compared to $243.6 million for the corresponding period of 2021. Operating income in our Commercial Operations segment increased by $6.8 million in addition to lower Unallocated Corporate expenses of $1.2 million when compared to the corresponding period of the prior year. These increases were partially offset by a decrease in operating income in our Government Operations segment of $4.9 million.
Government Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
	(In thousands)
Revenues	$422,521	$417,139	$5,382	$1,290,835	$1,245,911	$44,924
Operating Income	$77,735	$87,542	$(9,807)	$233,749	$238,658	$(4,909)
% of Revenues	18.4%	21.0%		18.1%	19.2%

Three months ended September 30, 2022 vs. 2021
Revenues increased $5.4 million, or 1.3%, to $422.5 million in the three months ended September 30, 2022 compared to $417.1 million for the corresponding period of 2021. The increase was primarily related to additional volume in the manufacture of nuclear components for U.S. Government programs, which was partially offset by the timing of the procurement of certain long-lead materials when compared to the corresponding period of the prior year.
Operating income decreased $9.8 million to $77.7 million in the three months ended September 30, 2022 compared to $87.5 million for the corresponding period of 2021. The decrease was primarily related to lower levels of favorable contract adjustments of $14.1 million when compared to the corresponding period of the prior year. These decreases were partially offset by the operating income impact of the changes in revenues noted above in addition to an increase in operating income of $4.3 million associated with our joint venture activities, which include the Savannah River Site Integrated Mission Completion Contract that was awarded in 2021.
Nine months ended September 30, 2022 vs. 2021
Revenues increased 3.6%, or $44.9 million, to $1,290.8 million in the nine months ended September 30, 2022 compared to $1,245.9 million for the corresponding period of 2021. The increase was primarily related to additional volume in the manufacture of nuclear components for U.S. Government programs and the timing of the procurement of certain long-lead materials totaling $46.3 million when compared to the corresponding period of the prior year. We also experienced an increase in revenues of $9.1 million related to continued growth in design and engineering work executed by our advanced technologies business, particularly in the defense and space markets. These increases were offset by a reduction in volume related to missile tubes totaling $24.5 million.
Operating income decreased $4.9 million to $233.7 million in the nine months ended September 30, 2022 compared to $238.7 million for the corresponding period of 2021. The decrease was primarily related to lower levels of favorable contract adjustments of $34.1 million, inclusive of an $11.3 million adjustment related to the manufacture of non-nuclear components, which was recorded in the second quarter of 2022. These decreases were partially offset by the operating income impact of the changes in revenues noted above in addition to an increase in operating income of $9.3 million associated with our joint venture activities, which include the Savannah River Site Integrated Mission Completion Contract that was awarded in 2021.
Commercial Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
	(In thousands)
Revenues	$101,794	$83,382	$18,412	$320,266	$292,622	$27,644
Operating Income	$6,847	$4,925	$1,922	$23,673	$16,859	$6,814
% of Revenues	6.7%	5.9%		7.4%	5.8%
Three months ended September 30, 2022 vs. 2021
Revenues increased 22.1%, or $18.4 million, to $101.8 million in the three months ended September 30, 2022 compared to $83.4 million for the corresponding period of 2021. The increase was primarily related to higher levels of in-plant inspection, maintenance and modification services totaling $19.0 million as well as higher levels of revenue in our nuclear fuel handling business. These increases were partially offset by decreased revenues in our fuel fabrication business of $3.6 million when compared to the corresponding period of the prior year.
Operating income increased $1.9 million to $6.8 million in the three months ended September 30, 2022 compared to $4.9 million for the corresponding period of 2021, due to the operating income impact of the changes in revenues noted above as well as a favorable shift in our project and product line mix when compared to the corresponding period of the prior year. These operating income improvements were partially offset by a $2.0 million gain resulting from the settlement of contingent consideration associated with a prior acquisition, which was recorded in the prior year.
Nine months ended September 30, 2022 vs. 2021
Revenues increased 9.4%, or $27.6 million, to $320.3 million in the nine months ended September 30, 2022 compared to $292.6 million for the corresponding period of 2021. The increase was primarily related to higher levels of in-plant inspection, maintenance and modification services totaling $24.5 million as well as higher levels of revenue in our nuclear fuel handling and medical radioisotopes businesses. These increases were partially offset by decreased revenues in our fuel fabrication and parts manufacturing businesses when compared to the corresponding period of the prior year.
Operating income increased $6.8 million to $23.7 million in the nine months ended September 30, 2022 compared to $16.9 million for the corresponding period of 2021, due to the operating income impact of the changes in revenues noted above as well as a favorable shift in our project and product line mix when compared to the corresponding period of the prior year. In addition, we experienced higher levels of favorable contract adjustments when compared to the corresponding period of the prior year. These increases were partially offset by a $4.3 million decrease in wage subsidies we received under the CEWS to offset the effects of COVID-19 on our Canadian operations when compared to the corresponding period of the prior year, restructuring related costs of $1.8 million in addition to a $2.0 million gain resulting from the settlement of contingent consideration associated with a prior acquisition, which was recorded in the prior year.
Unallocated Corporate
Unallocated corporate expenses in the three months ended September 30, 2022 were relatively unchanged when compared to the corresponding period of 2021.
Unallocated corporate expenses decreased $1.2 million in the nine months ended September 30, 2022 compared to the corresponding period of 2021, primarily due to a decrease in healthcare costs, which were partially offset by an increase in legal and consulting costs associated with due diligence activities.
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
	(In thousands)
Income before Provision for Income Taxes	$82,022	$77,769	$4,253	$257,569	$248,593	$8,976
Provision for Income Taxes	$20,185	$17,611	$2,574	$61,977	$59,211	$2,766
Effective Tax Rate	24.6%	22.6%		24.1%	23.8%
We primarily operate in the U.S., Canada, and the U.K. and recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21%, our Canadian tax provision based on the Canadian local statutory rate of approximately 25%, and our U.K. tax provision based on the U.K. local statutory rate of 19%.
Our effective tax rate for the three months ended September 30, 2022 was 24.6% as compared to 22.6% for the three months ended September 30, 2021. The effective tax rate for the three months ending September 30, 2022 was higher than the effective tax rate for the three months ending September 30, 2021 primarily due to a decrease in eligible research and development expenses. Our effective tax rate for the nine months ended September 30, 2022 was 24.1% as compared to 23.8% for the nine months ended September 30, 2021. The effective tax rates for the three and nine months ended September 30, 2022 and 2021 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings.
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

	September 30, 2022	December 31, 2021
	(In approximate millions)
Government Operations	$3,686	$4,532
Commercial Operations	633	644
Total Backlog	$4,319	$5,176
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Government Operations segment.
At September 30, 2022, our ending backlog was $4,318.9 million, which included $104.3 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 46% of the revenue associated with our backlog by the end of 2023, with the remainder to be recognized thereafter.
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
The value of unexercised options excluded from backlog as of September 30, 2022, was approximately $0.4 billion, which is expected to be awarded in annual installments through 2024, subject to annual Congressional appropriations.
Liquidity and Capital Resources
Credit Facility
On March 24, 2020, we entered into an Amendment No. 1 to Credit Agreement, which amended the Credit Agreement dated as of May 24, 2018 (as amended, the "Credit Facility") with Wells Fargo Bank, N.A., as administrative agent, and the other lenders party thereto. The Credit Facility provides for a $750 million senior secured revolving credit facility (the "Revolving Credit Facility"). All obligations under the Revolving Credit Facility were scheduled to mature on March 24, 2025. The proceeds of loans under the Revolving Credit Facility were available for working capital needs, permitted acquisitions and other general corporate purposes.
The Credit Facility allowed for additional parties to become lenders and, subject to certain conditions, for the increase of the commitments under the Credit Facility, subject to an aggregate maximum for all additional commitments of (1) the greater of (a) $250 million and (b) 65% of EBITDA, as defined in the Credit Facility, for the last four full fiscal quarters, plus (2) all voluntary prepayments of the term loans, plus (3) additional amounts provided the Company was in compliance with a pro forma first lien leverage ratio test of less than or equal to 2.50 to 1.00.
The Company's obligations under the Credit Facility were guaranteed, subject to certain exceptions, by substantially all of the Company's present and future wholly owned domestic restricted subsidiaries. The Credit Facility was secured by first-priority liens on certain assets owned by the Company and its subsidiary guarantors (other than the majority of its subsidiaries comprising its Government Operations segment).
The Revolving Credit Facility required interest payments on revolving loans on a periodic basis until maturity. We could prepay all loans under the Credit Facility at any time without premium or penalty (other than customary Eurocurrency breakage costs), subject to notice requirements.
The Credit Facility included financial covenants that were tested on a quarterly basis, based on the rolling four-quarter period that ended on the last day of each fiscal quarter. The maximum permitted leverage ratio was 4.00 to 1.00, which could be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio was 3.00 to 1.00. In addition, the Credit Facility contained various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of September 30, 2022, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Revolving Credit Facility bore interest at our option at either (1) the Eurocurrency rate plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We were charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranged from 0.15% to 0.225% per year. Additionally, we were charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above varied quarterly based on our leverage ratio. Based on the leverage ratio applicable at September 30, 2022, the margin for Eurocurrency rate and base rate revolving loans was 1.50% and 0.50%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.50% and 0.90%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.20%.
As of September 30, 2022, borrowings and letters of credit issued under the Revolving Credit Facility totaled $550.0 million and $37.1 million, respectively. As a result, as of September 30, 2022 we had $162.9 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of September 30, 2022, the interest rate on outstanding borrowings under our Credit Facility was 4.27%.
The Credit Facility generally includes customary events of default for a secured credit facility. Under the Credit Facility, (1) if an event of default relating to bankruptcy or other insolvency events occurs with respect to the Company, all related obligations would immediately become due and payable; (2) if any other event of default exists, the lenders would be permitted to accelerate the maturity of the related obligations outstanding; and (3) if any event of default exists, the lenders would be permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral.
If any default occurs under the Credit Facility, or if we were unable to make any of the representations and warranties in the Credit Facility, we would be unable to borrow funds or have letters of credit issued under the Credit Facility.
Amended and Restated Credit Agreement
On October 12, 2022, we entered into an Amended and Restated Credit Agreement (the "New Credit Facility") with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, which amended and restated the Credit Facility. The New Credit Facility includes a $750 million senior secured revolving credit facility (the "New Revolving Credit Facility") and a $250 million senior secured term A loan (the "New Term Loan"). The New Revolving Credit Facility and the New Term Loan are scheduled to mature on October 12, 2027. All proceeds from the New Term Loan were used to repay outstanding indebtedness under the Credit Facility.
As of October 12, 2022, outstanding borrowings under the New Credit Facility totaled $570.0 million, comprising $250.0 million under the New Term Loan and $320.0 million under the New Revolving Credit Facility, and letters of credit issued under the New Revolving Credit Facility totaled $37.1 million. As a result, as of October 12, 2022, the Company had $392.9 million available under the New Revolving Credit Facility for borrowings and to meet letter of credit requirements.
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

The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of September 30, 2022, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
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
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of September 30, 2022, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next twelve months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of September 30, 2022, bonds issued and outstanding under these arrangements totaled approximately $112.7 million.
Long-term Benefit Obligations
As of September 30, 2022, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $74.2 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $8.0 million for the remainder of 2022 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.

Other
Cash, Cash Equivalents, Restricted Cash and Investments
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Domestic	$43,030	$39,128
Foreign	25,486	14,016
Total	$68,516	$53,144
Our working capital increased by $128.8 million to $442.9 million at September 30, 2022 from $314.1 million at December 31, 2021, primarily attributable to an increase in cash and cash equivalents as well as the timing of project cash flows and vendor payments.
Our net cash provided by operating activities decreased by $88.5 million to $137.0 million in the nine months ended September 30, 2022, compared to $225.6 million in the nine months ended September 30, 2021. The decrease in cash provided by operating activities was primarily attributable to an $88.7 million customer payment delayed until the first quarter of 2021, which was originally expected in 2020.
Our net cash used in investing activities decreased by $41.0 million to $193.1 million in the nine months ended September 30, 2022, compared to $234.1 million in the nine months ended September 30, 2021. The decrease in cash used in investing activities was primarily attributable to a decrease in purchases of property, plant and equipment of $102.1 million, which was partially offset by the $47.3 million acquisition of Dynamic and Cunico as well as a $11.5 million increase in investments in equity method investees in the nine months ended September 30, 2022.
Our net cash provided by financing activities increased by $40.9 million to $76.3 million in the nine months ended September 30, 2022, compared to $35.4 million in the nine months ended September 30, 2021. The increase in cash provided by financing activities was primarily attributable to a reduction in repurchases of common stock of $165.8 million when compared to the corresponding period of the prior year and the repayment of bank overdrafts of $88.7 million in the nine months ended September 30, 2021. This increase was partially offset by a reduction in net borrowings of long-term debt of $240.0 million when compared to the corresponding period of the prior year.
At September 30, 2022, we had restricted cash and cash equivalents totaling $5.5 million, $2.6 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $2.9 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At September 30, 2022, we had short-term and long-term investments with a fair value of $11.6 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and mutual funds. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
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
Item 4.    CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the

Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended September 30, 2022. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
July 1, 2022 - July 31, 2022	16,510	$56.06	—	$397.6
August 1, 2022 - August 31, 2022	353	$56.19	—	$397.6
September 1, 2022 - September 30, 2022	12	$52.03	—	$397.6
Total	16,875	$56.06	—
(1)Includes 16,510, 353 and 12 shares repurchased during July, August and September, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
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

10.1
Amended and Restated Credit Agreement, dated as of October 12, 2022, among BWX Technologies, Inc. as borrower, Wells Fargo Bank, National Association, as administrative agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 12, 2022 (File No. 1-34658)).

10.2*	Non-Competition and Non-Solicitation Agreement, dated July 15, 2022, between Joel W. Duling and the Company.

10.3*	Transition Agreement, dated August 19, 2022, between Richard W. Loving and the Company.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWX TECHNOLOGIES, INC.

/s/ Robb A. LeMasters
	By:	Robb A. LeMasters
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized
Representative)

/s/ Kevin J. Gorman
	By:	Kevin J. Gorman
Corporate Controller and Interim Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized
Representative)

November 7, 2022