Form 10-K
period 2022-12-31
BWX Technologies, Inc.
filed 2023-02-23
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2022) was approximately $5.0 billion.
The number of shares of the registrant's common stock outstanding at February 21, 2023 was 91,282,718.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2023 Annual Meeting of Stockholders to be held on May 3, 2023 are incorporated by reference into Part III of this Form 10-K.

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
Business Segments
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
Our Government Operations segment consists of our legacy Nuclear Operations Group and Nuclear Services Group segments with certain research and development activities in the areas of advanced reactors and advanced manufacturing. Our Commercial Operations segment consists of our legacy Nuclear Power Group segment with certain research and development and commercialization activities in the areas of medical and industrial radioisotopes and radiopharmaceuticals. Both segments now include research and development and certain commercialization activities associated with new technologies previously reported outside of our reportable segments. The change in our reportable segments had no impact on our previously reported consolidated results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this Report.
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
Government Operations
Through this segment, we engineer, design and manufacture precision naval nuclear components, reactors and nuclear fuel for the U.S. Department of Energy ("DOE")/National Nuclear Security Administration's ("NNSA") Naval Nuclear Propulsion Program. In addition, we perform fabrication activities for missile launch tubes for U.S. Navy submarines and supply proprietary and sole-source valves, manifolds and fittings to global naval and commercial shipping customers.
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
The demand for nuclear components by the U.S. Government determines a substantial portion of this segment's backlog. We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future. In April 2022, the U.S. Navy issued its 30-year shipbuilding plan containing three alternative procurement profiles based upon varied funding assumptions. All three indicate growth in the total number of ships and a sustained, or increased, procurement profile for nuclear-powered submarines and aircraft carriers. While the current presidential administration may make further changes with its fiscal year 2024 budget submission, we have made additional capital expenditures and investments in personnel to meet the current demand requirements and we expect to continue making such expenditures and investments.
This segment also provides various services to the U.S. Government by managing and operating high-consequence operations at U.S. nuclear weapons sites, national laboratories and manufacturing complexes. The revenues and equity in income of investees under these types of contracts are largely a function of spending by the U.S. Government and the performance scores we and our consortium partners earn in managing and operating these sites. With our specialized capabilities of full life-cycle management of special materials, facilities and technologies, we believe this segment is well-positioned to continue participating in the ongoing cleanup, operation and management of critical government-owned nuclear sites, laboratories and manufacturing complexes maintained by the DOE, NASA and other federal agencies.
The Government Operations segment is also a leader in the development of advanced nuclear reactors for a variety of power and propulsion applications in the space and terrestrial domains. U.S. Government customers for these applications include NASA, the U.S. Department of Defense ("DoD") and the DOE. We offer complete advanced nuclear fuel and reactor design and engineering, licensing, and manufacturing services for these programs.
Commercial Operations
Through this segment, we design and manufacture commercial nuclear steam generators, heat exchangers, pressure vessels, reactor components and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level nuclear waste. We have supplied the nuclear industry with more than 1,300 large, heavy components worldwide and are the only commercial heavy nuclear component manufacturer in North America. This segment is also a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems, nuclear-grade materials and precisely machined components, and related services for CANDU nuclear power plants. This segment also provides a variety of engineering and in-plant services and is a significant supplier to nuclear power utilities undergoing major refurbishment and plant life extension projects. Our in-depth knowledge comes from over 50 years of experience in the design, manufacturing, commissioning and service of nuclear power generation equipment.
Our Commercial Operations segment specializes in performing full-scope, prototype design work coupled with manufacturing integration. This segment's capabilities include:
•steam generation and separation equipment design and development;
•thermal-hydraulic design of reactor plant components;
•in-plant inspection, maintenance and modification services;
•nuclear component modification and replacement;
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

•material procurement of tubing, forgings and weld wire; and
•metallographic and chemical analysis.
This segment also manufactures and supplies products for diagnostic imaging and radiotherapeutic treatments. It is also a partner for contract development and manufacturing services for life science and pharmaceutical companies. Among its offerings is the manufacture of medical radioisotopes, radiopharmaceuticals and medical devices, as well as partnerships with life science and pharmaceutical companies developing new drugs.
Our Commercial Operations segment's overall activity primarily depends on the demand and competitiveness of nuclear energy and the demand for critical medical radioisotopes and radiopharmaceuticals. A significant portion of our Commercial Operations segment's operations depends on the timing of maintenance outages and the cyclical nature of capital expenditures and major refurbishments for nuclear utility customers, principally in the Canadian market, which could cause variability in our financial results.
Acquisitions and Divestitures
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
Acquisition of Laker Energy Products Ltd.
On January 2, 2020, our subsidiary BWXT Canada Ltd. acquired Laker Energy Products Ltd., which was renamed BWXT Precision Manufacturing Inc. ("Precision Manufacturing"). Precision Manufacturing is a global supplier of nuclear-grade materials and precisely machined components for CANDU nuclear power utilities and is reported as part of our Commercial Operations segment.
Divestiture of U.S.-Based Commercial Nuclear Services Business
On May 29, 2020, our subsidiary BWXT Nuclear Energy, Inc. divested its U.S.-based commercial nuclear services business, a component of our Government Operations segment. In a cashless transaction, we exchanged net assets totaling $18.0 million, consisting primarily of property, plant and equipment and certain warranty obligations, for a manufacturing facility and the associated land of approximately the same value. The acquired assets are reported as part of the Government Operations segment.
See Note 2 to our consolidated financial statements included in this Report for additional information on acquisitions and divestitures.
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
We have contracts that extend beyond one year. Most of our long-term contracts have provisions for progress payments. We attempt to cover anticipated increases in labor, material and service costs of our long-term contracts either through an estimate of such changes, which is reflected in the original price, or through risk-sharing mechanisms, such as escalation or price adjustments for items including labor and material prices.
In the event of a contract deferral or cancellation, we generally would be entitled to recover costs incurred, settlement expenses and profit on work completed prior to deferral or cancellation. Significant or numerous contract deferrals or cancellations could adversely affect our business, financial condition, results of operations and cash flows.

Government Operations
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
Our Government Operations segment also enters into contracts that include the management and operation of nuclear production facilities, environmental management sites and the management of spent nuclear fuel and transuranic waste for the U.S. Government, primarily the DOE. These activities are primarily accomplished through our participation in joint ventures with other contractors as further discussed under the caption "Joint Ventures" below. The contracts for the management and operation of U.S. Government facilities are awarded through a complex and protracted procurement process. These contracts are generally structured as five-year contracts with options for up to five additional years, which are exercisable by the customer, or include provisions whereby the contract durations can be extended as a result of the achievement of certain performance metrics. These are generally cost-reimbursable contracts that include an award fee that is primarily based on annual performance, with monthly provisional fee payments and annual true-up payments. Depending on the type of contract, the contractor may be required to supply working capital, which is reimbursed by the U.S. Government through regular invoicing.
This segment also serves customers of our advanced technology platforms primarily through the use of fixed-price contracts that are awarded following a competitive bid process, primarily in the early design and development phases of the underlying program. Fixed-price contracts entail more risk to us because the price has been pre-determined and is generally not subject to adjustment, regardless of costs incurred, unless authorized by the customer. We expect to transition these programs to cost-reimbursable contracts which will minimize our overall risk as the underlying projects increase in scale.
Commercial Operations
Contracts in this segment are usually awarded through a competitive bid process. Factors that customers may consider include price, plant or equipment availability, technical capabilities of equipment and personnel, efficiency, safety record and reputation. Certain of these contracts are fixed-price contracts in which the specified scope of work is agreed to for a pre-determined price that is generally not subject to adjustment, regardless of costs incurred by the contractor, unless changes in scope are authorized by the customer. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work. Remaining contracts are primarily time-and-materials contracts, under which the customer pays a fixed hourly rate for direct labor and generally reimburses us for the cost of materials. Our profit may vary under time-and-materials contracts if actual labor-hour rates vary significantly from the negotiated rates. Additionally, because time-and-materials contracts can provide little or no fee for managing material costs, the content mix can have an impact on profitability.

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
Our backlog at December 31, 2022 and 2021 was as follows:

	December 31, 2022		December 31, 2021
	(In approximate millions)
Government Operations	$3,515	85%	$4,532	88%
Commercial Operations	629	15%	644	12%
Total Backlog	$4,144	100%	$5,176	100%
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Government Operations segment. See Note 4 to our consolidated financial statements included in this Report for financial information on our equity method investments.
At December 31, 2022, our ending backlog was $4,144.3 million, which included $88.7 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 42% of the revenue associated with our backlog by the end of 2023, with the remainder to be recognized thereafter.
Major new awards from the U.S. Government are typically received following Congressional approval of appropriations for the U.S. Government's next fiscal year, which starts October 1, and may not be awarded to us before the end of the calendar year. Due to the fact that most contracts awarded by the U.S. Government are subject to these annual funding approvals, the total values of the underlying programs are significantly larger.
The value of unexercised options excluded from backlog as of December 31, 2022 was approximately $200 million, which is expected to be awarded in annual installments through 2024, subject to annual Congressional appropriations.
Competition
The competitive environments in which each segment operates are described below.
Government Operations
We have specialized technical capabilities that have allowed us to be a valued supplier of nuclear components and fuel for the U.S. Government's naval nuclear fleet since the 1950s. Because of the technical and regulatory standards required to meet U.S. Government contracting requirements for nuclear components and fuel and the barriers to entry present in this type of environment, competition is limited. The primary bases of limited competition are price, high capital investment, technical capabilities, high regulatory licensing costs and quality of products and services. In addition, significant portions of the designs, processing and final product are classified by the U.S. Government, requiring applicable personnel to obtain and maintain U.S. Government security clearances.

This segment also engages in the management and operation of U.S. Government facilities and the delivery of environmental remediation services (decontamination and decommissioning) associated with U.S. Government-owned nuclear facilities. Many of our government contracts in this area are bid as a joint venture with one or more companies, in which we have a majority or a minority position. The performance of our joint venture partners can impact our reputation and our future competitive position with respect to that particular project and customer. Our primary competitors in the delivery of goods and services to the U.S. Government and the operation of U.S. Government facilities include, but are not limited to, Bechtel National, Inc., Amentum, Fluor Corporation, Jacobs Engineering Group, Inc., Northrop Grumman Corporation, Huntington Ingalls Industries, Inc., Honeywell International, Inc., Leidos, Inc., Westinghouse Electric Corporation and Atkins (a member of SNC-Lavalin Group, Inc.). The primary bases of competition for this segment are experience, past performance, availability of key personnel and technical capabilities.
Commercial Operations
Our Commercial Operations segment supplies heavy nuclear components, specialized engineering and maintenance services, nuclear fuel, fuel handling systems and tooling delivery systems for CANDU reactors. This segment competes with a number of companies specializing in nuclear capabilities including, but not limited to, Framatome, Cameco Corporation, Doosan Heavy Industries & Construction Co., Ltd., E.S. Fox Limited, AECON Group Inc., Bechtel National, Inc., Westinghouse Electric Corporation and SNC-Lavalin Group, Inc. The primary bases of competition for this segment are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.
This segment also manufactures medical radioisotopes, radiopharmaceuticals and medical devices, and partners with life science and pharmaceutical companies developing new drugs. This segment competes with a number of nuclear medicine companies which include, but are not limited to, Curium, Lantheus Holdings, Inc. and Jubilant DraxImage Inc. The primary bases of competition in this area are quality, distribution capabilities, price and reliability.
Joint Ventures
We share in the ownership of a variety of entities with third parties, primarily through corporations, limited liability companies and partnerships, which we refer to as "joint ventures." Through these joint venture arrangements, our Government Operations segment primarily manages and operates nuclear facilities and associated plant infrastructure, constructs large capital facilities, provides safeguards and security for inventory and assets, supports and conducts research and development for advanced energy technology and manages environmental programs for the DOE, the NNSA and NASA. We generally account for our investments in joint ventures under the equity method of accounting. Certain of our Government Operations segment unconsolidated joint ventures are described below.
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
•Savannah River Liquid Waste Disposition Program. Savannah River Remediation LLC, a limited liability company formed in 2009 by Amentum, Bechtel National, Inc., CH2M Hill Constructors, Inc. and BWXT TSG, became the liquid waste contractor for the DOE's Savannah River Site located in Aiken, South Carolina. This contract ended in February 2022 and was replaced by the Savannah River Integrated Mission Completion contract, which was awarded to another BWXT joint venture in October 2021, as described below.
•Savannah River Integrated Mission Completion Contract. In October 2021, Savannah River Mission Completion LLC, a limited liability company formed by BWXT TSG, Amentum and Fluor Federal Services, Inc. was awarded a contract to reduce environmental and financial liabilities for the DOE at the Savannah River Site located in Aiken, South Carolina. This contract began on February 27, 2022, the primary objective of which is to receive, store, treat and dispose of radioactive liquid waste.

•Portsmouth Gaseous Diffusion Plant D&D. Fluor-BWXT Portsmouth LLC is a limited liability company formed by Fluor Federal Services, Inc. and BWXT TSG to provide nuclear operations, decontamination and decommissioning services at the Portsmouth Gaseous Diffusion Plant in Portsmouth, Ohio. A request for proposal was issued by the DOE in 2022 as a follow on to this contract. An award is expected in the first half of 2023.
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
•Waste Isolation Pilot Plant. Nuclear Waste Partnership, LLC is a limited liability company formed by Amentum, BWXT TSG and Areva Federal Services, LLC as the major subcontractor that manages and operates the DOE's Waste Isolation Pilot Plant in Carlsbad, New Mexico. A follow on contract was awarded by the DOE to a competitor in the fourth quarter of 2022. Transition to the new contractor was completed in February 2023.
•Synergy Achieving Consolidated Operations & Maintenance (SACOM). Syncom Space Services, LLC is a limited liability company formed by PAE Applied Technologies, LLC (acquired by Amentum in 2022) and BWXT Nuclear Operations Group, Inc. to provide facility operations and maintenance services for institutional and technical facilities, and perform test and manufacturing support services at two NASA facilities – the Stennis Space Center in Hancock County, Mississippi and the Michoud Assembly Facility in New Orleans, Louisiana.
•Paducah Gaseous Diffusion Plant Deactivation and Remediation Project. Four Rivers Nuclear Partnership, LLC is a limited liability company formed by CH2M Hill Constructors, Inc., BWXT TSG and Fluor Federal Services, Inc. to provide nuclear operations, deactivation and remediation services at the Paducah Gaseous Diffusion Plant in Paducah, Kentucky.
Customers
We provide our products and services to a diverse customer base, including the U.S. Government, utilities and other customers in the nuclear power and radiopharmaceutical industries. Our largest and primary customer of our Government Operations segment is the U.S. Government. During the years ended December 31, 2022, 2021 and 2020, the U.S. Government represented approximately 76%, 76% and 77% of our total consolidated revenues, respectively. No individual non-U.S. Government customer accounted for more than 10% of our consolidated revenues in the years ended December 31, 2022, 2021 or 2020.
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
Our Government Operations and Commercial Operations segments rely on a limited number of suppliers, including single-source suppliers, for certain materials used in its products; however, we believe the suppliers of these materials are reliable. Additionally, we and the U.S. Government expend significant effort to monitor and maintain the supplier base for our Government Operations segment.
Human Capital Management
People Strong, Innovation Driven
Our employees are responsible for providing safe and effective nuclear solutions for global security, clean energy, environmental restoration, nuclear medicine and space exploration. Through their hard work, dedication and innovation, we have developed new technologies that benefit our customers, build our business and enhance our lives.
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

Employees
At December 31, 2022, we employed approximately 7,000 persons worldwide, predominantly in the U.S. (5,600 employees) and Canada (1,400 employees). Many of our operations are subject to union contracts, which we customarily negotiate periodically. At December 31, 2022, approximately 2,000 of our employees were members of labor unions. We consider our relationships with our employees to be satisfactory.
Employee Compensation and Benefits
Our compensation plans are designed to reward our employees for achieving and exceeding objectives that create long-term value for shareholders. The success and growth of our business is attributable to our ability to attract, develop, and retain talented and high-performing employees at all levels in our Company. Our compensation programs are designed to ensure we remain competitive relative to the markets in which we operate; provide meaningful value to employees and those they care for; incentivize the short- and long-term success of BWXT and its stakeholders through programs with consistent performance measures throughout the organization; and recognize employees who make outstanding contributions to the organization.
Providing comprehensive, competitive, and affordable retirement, health, income protection and other benefits is also central to our attraction and retention strategy. We offer health benefits which include various medical/pharmacy plan options, health savings accounts for those in high deductible health plans, and flexible spending accounts for both health care and dependent care are also available to employees. Our income protection plans provide coverage for employees in the event of an unexpected illness or injury. We also offer retirement, investment, and tax savings/deferral opportunities to our employees.
Employee Development
The professional development of our employees is critical to our success. We offer online and in-person professional development and training, as well as mentoring programs, to enhance the knowledge, skills and advancement opportunities for our employees. To further our employee development goals, we partner with a number of educational institutions for accredited, vocational and technical upskilling programs. We provide tuition reimbursement to employees pursuing job-related, career enhancing courses and provide full tuition grants for the completion of undergraduate and graduate degree programs through an accredited university partner. For employees identified with high potential for promotion to leadership roles, we routinely offer leadership development programs focused on preparing future leaders for their next career steps.
We established the BWXT Technical Fellow program which honors and celebrates some of our most talented employees for their contributions to driving innovation and inspiring creativity. Our Technical Fellows offer a breadth of knowledge and diversity of technical expertise that can be focused on developing creative solutions to numerous challenges we face in our industry.
Diversity, Equity and Inclusion
We value the diversity of our employees and are committed to providing an engaging and inclusive atmosphere for all employees that promotes productivity and encourages creativity and innovation. We maintain a Diversity and Inclusion ("D&I") Committee comprised of a rotating group of employees representing various job functions, levels and backgrounds. The D&I Committee works to identify and implement changes to promote awareness and foster a culture of diversity and inclusion throughout the workforce. In addition, we participate in numerous conferences and career fairs each year that focus on diversity, including those hosted by the National Society of Black Engineers and the Society of Women Engineers.
Health and Safety
The safety of our employees is critical to our success as a specialty manufacturer of nuclear fuel, nuclear components, nuclear medicine products and an operator of high-consequence nuclear and national security facilities for the U.S. Government. As such, we are committed to maintaining the highest safety, security, ethical and environmental standards. We maintain comprehensive safety programs focused on identifying risks and eliminating hazards that could lead to personnel injuries or environmental impacts. We provide our employees upfront and ongoing training to ensure that environmental, health and safety policies and procedures are effectively communicated and implemented.
We take pride in the fact that we operate NRC Category 1 and Canadian Nuclear Safety Commission ("CNSC") licensed facilities and have instilled as a core value a culture that prioritizes safety with a vision of zero injuries and incidents at all of our work locations. In pursuit of an injury-free workplace, we constantly monitor and assess all injuries and "near misses" for any lessons we can learn and leverage to reduce the risk inherent in occupational activities. In addition to providing regular safety training to our employees, we routinely conduct safety culture surveys to identify employee concerns. We use this information to further improve our safety culture and programs in an effort to prevent future occupational and environmental incidents.
Ethics and Integrity
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
We charge the costs of research and development unrelated to specific contracts as incurred. Excluding customer-sponsored research and development, the majority of our activities in this area for the years ended December 31, 2022, 2021 and 2020 related to the development of technologies in the area of medical and industrial radioisotopes, radiopharmaceuticals, additive and autonomous manufacturing and advanced reactors. Contractual arrangements for customer-sponsored research and development can vary and include contracts, cost-sharing arrangements, cooperative agreements and grants.
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
As loss control measures will not always be successful, we seek to establish various means of funding losses and transferring financial liability related to incidents or occurrences. We primarily seek to do this through contractual protections, including waivers of consequential damages, indemnities, caps on liability, liquidated damages provisions and access to the insurance of other parties. We also procure insurance, operate our own captive insurance company or establish funded and/or unfunded reserves. However, none of these methods will eliminate all risks.

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
Our Commercial Operations Segment supplies commercial nuclear equipment and services to certain customers in countries other than the U.S. and Canada that are party to international treaties and in countries that are not signatory to international treaties but have their own nuclear liability laws that, in general, have regulations in place whereby nuclear operators are solely liable for nuclear damage claims, which would exclude nuclear suppliers from any such exposure. BWXT does retain some level of risk in the event of future changes to the legal landscape in these countries regarding international third-party nuclear liability.
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
Our wholly owned captive insurance subsidiary provides primary workers' compensation, employer's liability, commercial general liability, automotive liability and property insurance to support our operations. Liabilities include provisions for estimated losses incurred but not reported (“IBNR”), as well as estimated provisions for known claims. IBNR reserve estimates are primarily based upon historical loss experience, industry data and other actuarial assumptions. Reserve estimates are adjusted in future periods as actual losses differ from experience. Through our insurance subsidiary, we also have reinsurance coverage with third parties for certain losses above a per occurrence and/or aggregate retention. Receivables for reinsurance coverage are recognized when realization is deemed probable. We may also have business reasons in the future to have our insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. These risks may be considerable in any given year or cumulatively. Our insurance subsidiary does not provide insurance to unrelated parties. Claims as a result of our operations could adversely impact the ability of our insurance subsidiary to respond to all claims presented.
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
Our compliance with federal, foreign, state and local environmental control and protection regulations resulted in pre-tax charges of approximately $20.0 million, $17.5 million and $16.3 million in the years ended December 31, 2022, 2021 and 2020, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $1.6 million, $3.1 million and $1.2 million in the years ended December 31, 2022, 2021 and 2020, respectively. We expect to spend another $3.3 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future, but we anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial condition as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, we can provide no assurance that we will not incur significant environmental compliance costs in the future.
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
The NRC's decommissioning regulations require our Government Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its two licensed facilities at the end of their service lives. We provided financial assurance totaling $68.1 million and $61.8 million during the years ended December 31, 2022 and 2021, respectively, with surety bonds for the ultimate decommissioning of these licensed facilities. These facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. The surety bonds noted above are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC's decommissioning regulations require our Commercial Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its CNSC-licensed facilities at the end of their service lives. We provided financial assurance totaling $43.3 million and $46.4 million during the years ended December 31, 2022 and 2021, respectively, with letters of credit and surety bonds for the ultimate decommissioning of these licensed facilities.
At December 31, 2022 and 2021, we had total environmental accruals, including asset retirement obligations, of $101.8 million and $102.4 million, respectively. Of our total environmental accruals at December 31, 2022 and 2021, $10.8 million and $9.8 million, respectively, were included in current liabilities. Inherent in the estimates of these accruals are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.
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
For the year ended December 31, 2022, U.S. Government contracts comprised approximately 76% of our total consolidated revenues. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits, which could result in withholding or delaying payments to us, and termination or modification at the U.S. Government's convenience. In addition, some of our large, multi-year contracts with the U.S. Government are subject to annual funding determinations and the continuing availability of Congressional appropriations. Although multi-year operations may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal-year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially and additional funds are committed only as Congress makes further appropriations.
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
Federal budget delays, federal debt ceiling limitations, or reductions in government spending could adversely impact government spending for the products and services we provide.
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
Demand for our products and services is vulnerable to economic downturns, the competitiveness of alternative energy sources and industry conditions. In addition, unfavorable economic conditions may lead customers to delay, curtail or cancel proposed or existing projects, which may decrease the overall demand for our products and services and adversely affect our results of operations.
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
We are engaged in a number of highly competitive industries and we have priced a number of our contracts on a fixed-price basis. Our actual costs could exceed our projections, which may result in reduced profit or loss. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, the cost and gross profit we realize on a fixed-price contract have and could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, execution issues, changes in job conditions, variations in labor and equipment productivity, inflation and increases in the cost of labor and raw materials, particularly steel, over the term of the contract.
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
Actual or threatened public health epidemics or outbreaks, such as the global outbreak of COVID-19, could have a material adverse effect on our business and results of operations. Any public health epidemic poses the risk that we or our employees, contractors, suppliers, customers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. Our business could be materially adversely impacted by employee illness, quarantines, government actions, facility closures, other actions to contain the impact of such diseases and/or potential responses to such actions by our customers, suppliers, contractors and employees. If our operations or the operations of our customers or our suppliers are restricted, we may be unable to perform fully on our contracts and our costs may increase as a result of a public health epidemic or outbreak. These cost increases may result in unfavorable changes in estimates which may not be fully recoverable or adequately covered by insurance or through government assistance programs such as the Coronavirus Aid, Relief and Economic Security Act in the U.S. (the "CARES Act") or the Canada Emergency Wage Subsidy (the "CEWS") in the case of COVID-19.
A public health epidemic or outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on our business. The extent to which such an epidemic impacts our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of a public health epidemic or outbreak and the actions to contain its impact.
Additionally, government agencies may review and/or audit the benefits received under applicable government assistance programs, such as the CEWS in the case of COVID-19, and could disallow benefits which we have previously received. If these subsidies are reduced, disallowed or repealed due to changes in law or determination by the underlying government agency, it could have a material adverse effect on our financial condition, results of operations and cash flows. Moreover, there may be public scrutiny of government aid beneficiaries and as a result, our reputation could be harmed by participating in such programs.
We rely on intellectual property law and confidentiality agreements to protect our intellectual property. We also rely on intellectual property we license from third parties. Our failure to protect our intellectual property rights, our infringement of third-party intellectual property or our inability to obtain or renew licenses to use intellectual property of third parties, could adversely affect our business.
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
We operate a number of large manufacturing facilities in the U.S. and Canada, including NRC Category 1 and CNSC-licensed nuclear manufacturing and fuel facilities. While we take steps to mitigate the impact of severe weather, environmental and natural disasters, the frequency and severity of which may be impacted by climate change, pandemics and other natural and manmade events, such events could result in severe disruption to our business operations at these facilities. Similar events impacting the facilities of our customers, suppliers and other subcontractors could also impact our business or disrupt our operations. If insurance or other risk mitigating mechanisms are insufficient for us to recover our costs and resume operations in a timely fashion, it could have a material adverse effect on our business, financial condition and results of operations.
Additionally, increased concern regarding global climate change may result in state, federal or international requirements to reduce or mitigate global warming, such as the imposition of stricter limits on greenhouse gas emissions or carbon pricing mechanisms. If environmental or climate-change laws or regulations are adopted or changed, they could necessitate the need for substantial capital and other expenditures and have further negative impacts on our financial condition, results of operations and cash flows.
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
Our business depends upon the recruitment and continued service of our highly skilled, educated and trained employees. Our ability to attract, motivate, compensate, and retain highly qualified and diverse employees is necessary to support our customers and achieve business objectives. Competition for skilled and diverse employees in our industry can be intense, and any uncertainty surrounding future employment opportunities, facility locations, organizational and reporting structures, acquisitions and divestitures, and related concerns may impair our ability to attract and retain qualified employees. In addition, certain parts of our business, including in the Government Operations segment, involve designs, processing and final products that are classified by the U.S. Government and require applicable personnel to obtain and maintain U.S. Government security clearances. These additional employee qualifications often limit the pool of available candidates and extend the time necessary to recruit and qualify new employees. The loss of the services of qualified employees and any inability to recruit effective replacements or to otherwise attract, motivate, train or retain highly qualified and diverse employees could have a material adverse effect on our business, financial condition and results of operations.
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
We rely on a limited number of suppliers, including single-source suppliers, which could, under certain circumstances, adversely affect our revenues and operating results.
We rely on a limited number of suppliers, including several single-source suppliers, for materials used in our products in both our Government Operations and Commercial Operations segments. If the supply of a single-sourced or limited-sourced material is delayed or ceases, we may not be able to produce the related product in a timely manner or in sufficient quantities, if at all, which could adversely affect our revenues and operating results. In addition, a single-source or limited-source supplier of a key component could potentially exert significant bargaining power over price, quality, warranty claims or other terms relating to these materials, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully bid on and win various contracts.
In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient capacity or other reasons, we will not be able to pursue that project. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety's sole discretion. In addition, we have capacity limits under our credit facility for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2022, we had $37.5 million in letters of credit and $113.5 million in surety bonds outstanding.
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

Under these arrangements, participating parties may disagree on business decisions and strategies. These disagreements could result in delays, additional costs and risks of litigation. Our inability to successfully maintain existing relationships or enter into new agreements could have a material adverse effect on our results of operations.
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
A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Variances from these estimates could have a material adverse effect on us. In addition, our policy to recognize these variances annually through mark to market accounting could result in volatility in our results of operations, which could be material. Service accruals for salaried participants ceased as of December 31, 2015. As of December 31, 2022, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $(80.5) million. A substantial portion of our postretirement benefit plan costs are recoverable on our U.S. Government contracts. See Note 7 to our consolidated financial statements included in this Report for additional information regarding our pension and postretirement benefit plan obligations.
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
We must comply with laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. These laws and regulations include the FAR, Defense Federal Acquisition Regulations, the Truth in Negotiations Act, CAS, and laws, regulations, and orders restricting the use and dissemination of classified information under the U.S. export control laws and the export of certain products and technical information. Certain government contracts provide audit rights by government agencies, including with respect to performance, costs, internal controls and compliance with applicable laws and regulations. In complying with these laws and regulations, we may incur significant costs, and non-compliance may result in the imposition of fines and penalties, including contractual damages. If we fail to comply with existing or future laws and regulations or if a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil penalties, criminal penalties, or administrative sanctions, including suspension or debarment from contracting with the U.S. Government. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in facilities and could increase environmental compliance expenditures, including increased energy, raw material and other costs. For example, changes to the FAR requirements for federal contractors proposed in November 2022 would require companies to make annual greenhouse gas emissions and other disclosures in order to be deemed a responsible bidder on future government contracts. Such additional requirements could result in additional expense and, if we are unable to comply with such regulatory changes, could have a material adverse effect on our business, financial condition and results of operations. Further, our reputation could suffer harm if allegations of impropriety were made or found against us, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.
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

•unplanned expenditures relating to maintenance, operation, security, defects, upgrades and repairs required by the NRC, CNSC and other government agencies;
•limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and
•potential liabilities arising out of a nuclear, radiological or criticality incident, whether or not it is within our control.
Our nuclear operations are subject to various safety-related requirements imposed by the U.S. Government, the DOE, the NRC and the CNSC. In the event of non-compliance, these agencies might increase regulatory oversight, impose fines or shut down our operations, depending upon the assessment of the severity of the situation. Revised security and safety requirements promulgated by these agencies could necessitate substantial capital and other expenditures. In addition, we must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts.
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
The Price-Anderson Act and Canada's NLCA indemnification provisions may not apply to all liabilities that we might incur while performing services as a contractor for the DOE and the nuclear power industry. If an incident or evacuation is not covered under the Price-Anderson Act's or Canada's NLCA's indemnification provisions, we could be held liable for damages, regardless of fault, which could have an adverse effect on our financial condition and results of operations. In connection with the international transportation of toxic, hazardous and radioactive materials, it is possible for a claim to be asserted that may not fall within the indemnification provided by the Price-Anderson Act or Canada's NLCA. If such indemnification authority is not applicable in the future, our business could be adversely affected if the owners and operators of nuclear power plants fail to retain our services in the absence of commercially adequate insurance and indemnification.
Moreover, because we manufacture nuclear components for the U.S. Government's defense program, we may be entitled to some of the indemnification protections afforded by Public Law 85-804 for certain of our nuclear operations risks. Public Law 85-804 authorizes certain agencies of the U.S. Government, such as the DOE and the DoD, to indemnify their contractors against unusually hazardous or nuclear risks when such action would facilitate the national defense. However, because the indemnification protections afforded by Public Law 85-804 are granted on a discretionary basis, situations could arise where the U.S. Government elects not to offer such protections. In such situations, our business could be adversely affected by either our inability to obtain commercially adequate insurance or indemnification or our refusal to pursue such operations in the absence of such protections.
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
In our contracts, we seek to protect ourselves from liability associated with accidents, but there can be no assurance that such contractual limitations on liability will be effective in all cases or that our or our customers' insurance will cover all the liabilities we have assumed under those contracts. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation, and any damages awarded as a result of such a claim, could adversely affect our financial condition and results of operations.
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
Our business requires us to obtain, and to comply with, federal, state and local government permits and approvals.
Our business is required to obtain, and to comply with, federal, state and local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or approvals may adversely affect our operations by temporarily suspending our activities or curtailing our work and may subject us to penalties and other sanctions. Although existing licenses are routinely renewed by various regulators, renewal could be denied or jeopardized by various factors, including:
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES
The following table provides the segment name, location and general use of each of our principal properties at December 31, 2022 that we own or lease:

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Government Operations
Lynchburg, Virginia	Manufacturing facility (1) (4)	Owned
Barberton, Ohio	Manufacturing facility	Owned
Euclid, Ohio	Manufacturing facility	Owned
Mount Vernon, Indiana	Manufacturing facility	Owned
Erwin, Tennessee	Manufacturing facility (2) (4)	Owned
Lynchburg, Virginia	Administrative office	Leased (2023)
Commercial Operations
Cambridge, Ontario, Canada	Manufacturing facility	Owned
Peterborough, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2036)
Toronto, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2036)
Kanata, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2038)
Vancouver, British Columbia, Canada	Manufacturing facility (3) (4)	Leased (2031)
Oakville, Ontario, Canada	Manufacturing facility	Leased (2029)
Corporate
Lynchburg, Virginia	Administrative office	Leased (2025)
Washington, District of Columbia	Administrative office	Leased (2033)
Charlotte, North Carolina	Administrative office	Leased (2025)
(1)This facility is our Government Operations segment's primary manufacturing plant and is the nation's largest commercial high-enriched uranium processing facility. The site is also the largest commercial International Atomic Energy Agency certified facility in the U.S.
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
Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol BWXT. As of February 21, 2023, there were approximately 1,356 holders of record of our common stock.
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the quarter ended December 31, 2022. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
October 1, 2022 – October 31, 2022	7	$55.45	—	$397.6
November 1, 2022 – November 30, 2022	—	—	—	$397.6
December 1, 2022 – December 31, 2022	—	—	—	$397.6
Total	7	$55.45	—
(1)Includes 7 shares repurchased during October pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
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

BWX Technologies
S&P 500
S&P A&D Select
$200
$175
$150
$125
$100
$75
$50
2017
2018
2019
2020
2021
2022

(1)Assumes initial investment of $100 on December 31, 2017 and reinvestment of dividends.
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
Our Government Operations segment consists of our legacy Nuclear Operations Group and Nuclear Services Group segments with certain research and development activities in the areas of advanced reactors and advanced manufacturing. Our Commercial Operations segment consists of our legacy Nuclear Power Group segment with certain research and development and commercialization activities in the areas of medical and industrial radioisotopes and radiopharmaceuticals. Both segments now include research and development and certain commercialization activities associated with new technologies previously reported outside of our reportable segments. The change in our reportable segments had no impact on our previously reported consolidated financial condition, results of operations or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this Report.
Outlook
We expect to recognize approximately 42% of the revenue associated with our backlog by the end of 2023, with the remainder to be recognized thereafter.
Government Operations
The revenues of our Government Operations segment are largely a function of national security spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, we are a significant participant in the defense industry and have not been negatively impacted by federal budget reductions to date. We believe many of our programs are well-aligned with national defense and other strategic priorities as we supply high-end equipment for submarines and aircraft carriers for the U.S. Navy and participate in the continuing cleanup, operation and management of critical government-owned nuclear sites, laboratories and manufacturing complexes maintained by the DOE, NASA and other federal agencies. However, it is possible that reductions in federal government spending could have an adverse impact on the operating results and cash flows of this segment in the future.
A portion of this segment's operations is also conducted through joint ventures, which typically earn fees, and we account for them following the equity method of accounting. See Note 4 to our consolidated financial statements included in this Report for financial information on our equity method investments. This segment also specializes in the development of advanced technologies. The nature, timing and duration of any related contracts are dependent on the demand and funding availability for such technologies.

Commercial Operations
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
Our Commercial Operations segment's offerings also include medical radioisotope products, radiopharmaceuticals and medical devices for use in diagnostic imaging and radiotherapeutic treatments. The medical isotope business will be the platform from which we plan to launch our Molybdenum-99 product line and a number of future radioisotope-based imaging, diagnostic and therapeutic products.
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
Contracts and Revenue Recognition
We generally recognize estimated contract revenue and resulting income over time based on the measurement of the extent of progress toward completion using total costs incurred as a percentage of the total estimated project costs for individual performance obligations. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. If a current estimate of total contract costs indicates a loss on a contract, the projected loss is recognized in full when determined. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or raw material prices. We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report. In the years ended December 31, 2022, 2021 and 2020, we recognized net favorable changes in estimates related to long-term contracts that increased operating income by approximately $24.4 million, $26.5 million and $42.8 million, respectively.
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
We calculate the majority of our pension costs under both financial accounting standards ("FAS") in accordance with GAAP and CAS in accordance with the FAR. We have prepared our consolidated financial statements and segment reporting disclosures utilizing pension costs calculated under FAS. Pension costs calculated under CAS are utilized as the basis for recovery of pension costs on our U.S. Government contracts. For the years ended December 31, 2022, 2021 and 2020, our CAS pension costs attributed to U.S. Government contracts totaled $11.7 million, $29.0 million and $43.6 million, respectively. The amount of recoverable CAS pension costs recognized as revenue on an annual basis may differ from the amounts noted above. See further discussion of our accounting for contracts and revenue recognition above and in Note 1 to our consolidated financial statements included in this Report.

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
The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate and return on plan assets on our FAS pension benefit plan obligations and expense for the year ended December 31, 2022:

	.25% Increase	.25% Decrease
	(In millions)
Discount Rate:
Effect on ongoing net periodic benefit cost (1)	$1.3	$(1.4)
Effect on projected benefit obligation	$(23.2)	$24.3
Return on Plan Assets:
Effect on ongoing net periodic benefit cost	$(2.8)	$2.8
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

We completed our annual review of goodwill for each of our reporting units for the year ended December 31, 2022, which indicated that we had no impairment of goodwill. The fair value of our reporting units was substantially in excess of carrying value.
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
We have completed our annual review of our indefinite-lived intangible assets for the year ended December 31, 2022, which indicated that we had no impairment. The fair value of our indefinite-lived intangible assets was substantially in excess of carrying value.
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
Government Assistance
In response to the COVID-19 pandemic, on March 27, 2020, the U.S. Government enacted the CARES Act, which among other things, provided employers an option to defer payroll tax payments for a limited period. As of December 31, 2022, we deferred $10.7 million of payroll taxes, which was subsequently paid in January 2023. Additionally, on April 11, 2020, the Canadian Government enacted the CEWS under the COVID-19 Economic Response Plan to prevent large layoffs and help employers offset a portion of their employee salaries and wages for a limited period. During the years ended December 31, 2022, 2021 and 2020, we recognized subsidies under the CEWS as offsets to operating expenses of $0.6 million, $5.4 million and $20.4 million, respectively. The timeframe for submitting new claims under the CEWS ended in May 2022, and we do not expect to qualify for further assistance under this program.

Results of Operations – Years Ended December 31, 2022, 2021 and 2020
Selected financial highlights are presented in the table below:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
REVENUES:
Government Operations	$1,808,483	$1,725,097	$1,763,127
Commercial Operations	427,358	407,082	371,269
Eliminations	(3,007)	(8,105)	(10,880)
	$2,232,834	$2,124,074	$2,123,516
OPERATING INCOME:
Government Operations	$336,501	$329,549	$345,250
Commercial Operations	27,418	35,243	36,915
	$363,919	$364,792	$382,165
Unallocated Corporate	(15,348)	(18,944)	(23,613)
Total Operating Income	$348,571	$345,848	$358,552
Consolidated Results of Operations
Year Ended December 31, 2022 vs. 2021
Consolidated revenues increased 5.1%, or $108.8 million, to $2,232.8 million in the year ended December 31, 2022 compared to $2,124.1 million in 2021, due to increases in our Government Operations and Commercial Operations segments of $83.4 million and $20.3 million, respectively.
Consolidated operating income increased $2.7 million to $348.6 million in the year ended December 31, 2022 compared to $345.8 million in 2021. Operating income in our Government Operations segment increased $7.0 million, and we also experienced lower Unallocated Corporate expenses of $3.6 million. These increases were partially offset by lower operating income in our Commercial Operations segment of $7.8 million when compared to the prior year.
Year Ended December 31, 2021 vs. 2020
Consolidated revenues increased slightly to $2,124.1 million in the year ended December 31, 2021 compared to $2,123.5 million in 2020, due to an increase in our Commercial Operations segment of $35.8 million which was partially offset by a decrease in revenues in our Government Operations segment of $38.0 million.
Consolidated operating income decreased $12.7 million to $345.8 million in the year ended December 31, 2021 compared to $358.6 million in 2020. Operating income in our Government Operations and Commercial Operations segments decreased by $15.7 million and $1.7 million, respectively. These decreases were partially offset by lower Unallocated Corporate expenses of $4.7 million in 2021 when compared to the prior year.
Government Operations

	Year Ended December 31,			Year Ended December 31,
	2022	2021	$ Change	2021	2020	$ Change
	(In thousands)
Revenues	$1,808,483	$1,725,097	$83,386	$1,725,097	$1,763,127	$(38,030)
Operating Income	$336,501	$329,549	$6,952	$329,549	$345,250	$(15,701)
% of Revenues	18.6%	19.1%		19.1%	19.6%
Year Ended December 31, 2022 vs. 2021
Revenues increased 4.8%, or $83.4 million, to $1,808.5 million in the year ended December 31, 2022 compared to $1,725.1 million in 2021. The increase was primarily related to continued growth in design and engineering work executed by our advanced technologies business, particularly in the defense and space markets, resulting in revenue growth of $35.4 million.

Increases in volume related to the manufacture of nuclear components for U.S. Government programs and favorable timing in the procurement of certain long-lead materials combined for an additional increase in revenues of $31.9 million when compared to the prior year. Revenues related to our uranium conversion and purification services contract and downblending operations also increased by $26.4 million. These increases were offset by a reduction in volume related to missile tubes totaling $18.6 million.
Operating income increased $7.0 million to $336.5 million in the year ended December 31, 2022 compared to $329.5 million in 2021. The increase was due to the operating income impact of the changes in revenues noted above in addition to an increase in operating income of $16.1 million associated with our joint venture activities, which include the Savannah River Site Integrated Mission Completion Contract that commenced in February 2022. These increases were partially offset by lower levels of favorable contract adjustments which included an $11.3 million unfavorable adjustment related to the manufacture of non-nuclear components.
Year Ended December 31, 2021 vs. 2020
Revenues decreased 2.2%, or $38.0 million, to $1,725.1 million in the year ended December 31, 2021 compared to $1,763.1 in 2020. The decrease was primarily related to the timing of the procurement of certain long-lead materials when compared to the prior year. In addition, we experienced a decrease in revenues related to the divestiture of our U.S.-based commercial nuclear services business during the second quarter of 2020 and lower revenues at our Naval Reactors decommissioning and decontamination project, which totaled $23.9 million. These decreases were partially offset by additional volume in the manufacture of nuclear components for U.S. Government programs and additional volume in our naval nuclear fuel and downblending operations. We also experienced an increase in design and engineering work executed by our advanced technologies business of $11.6 million, particularly in the space and defense markets.
Operating income decreased $15.7 million to $329.5 million in the year ended December 31, 2021 compared to $345.3 million in the year ended December 31, 2020. The decrease was due to the operating income impact of the changes in revenues noted above as well as lower levels of net favorable contract adjustments recorded in 2021 when compared to the prior year. These decreases were partially offset by an increase in operating income of $4.5 million associated with our joint venture activities.
Commercial Operations

	Year Ended December 31,			Year Ended December 31,
	2022	2021	$ Change	2021	2020	$ Change
	(In thousands)
Revenues	$427,358	$407,082	$20,276	$407,082	$371,269	$35,813
Operating Income	$27,418	$35,243	$(7,825)	$35,243	$36,915	$(1,672)
% of Revenues	6.4%	8.7%		8.7%	9.9%
Year Ended December 31, 2022 vs. 2021
Revenues increased 5.0%, or $20.3 million, to $427.4 million in the year ended December 31, 2022 compared to $407.1 million in 2021. The increase was primarily related to higher levels of in-plant inspection, maintenance and modification services totaling $32.5 million as well as higher revenues in our nuclear fuel handling and medical radioisotopes businesses, which together totaled $21.0 million. These increases were partially offset by decreased revenues in our fuel fabrication business of $20.1 million due to the cyclical nature in the timing of the award of commercial nuclear fuel contracts. Revenues associated with our parts manufacturing business also decreased by $18.8 million when compared to the prior year.
Operating income decreased $7.8 million to $27.4 million in the year ended December 31, 2022 compared to $35.2 million in 2021, due to a $4.8 million decrease in wage subsidies we received under the CEWS to offset the effects of COVID-19 on our Canadian operations in addition to higher levels of unfavorable contract adjustments when compared to the prior year. These decreases were offset by the operating income impact of the changes in revenues noted above.
Year Ended December 31, 2021 vs. 2020
Revenues increased 9.6%, or $35.8 million, to $407.1 million in the year ended December 31, 2021 compared to $371.3 in 2020. The increase was primarily related to higher levels of in-plant inspection, maintenance and modification services totaling $26.2 million in addition to increases in revenues related to our nuclear fuel handling capabilities of $13.3 million. We also experienced higher revenues in our fuel fabrication and medical radioisotopes businesses in 2021 when compared to the prior year. These increases were partially offset by lower activity in our nuclear components business of $19.8 million, primarily associated with a major steam generator design and supply contract.
Operating income decreased $1.7 million to $35.2 million in the year ended December 31, 2021 compared to $36.9 million in 2020, due primarily to a $15.0 million decrease in the amount of wage subsidies we received under the CEWS to offset the effects of COVID-19 on our Canadian operations when compared to the prior year in addition to a $2.3 million increase in the costs associated with the commercialization of our medical radioisotope technology. These decreases were partially offset by the operating income impact of the changes in revenues noted above as well as a $2.0 million gain resulting from the settlement of contingent consideration associated with the Precision Manufacturing acquisition.
Unallocated Corporate
Unallocated corporate expenses decreased $3.6 million to $15.3 million in the year ended December 31, 2022 compared to $18.9 million in 2021, primarily due to a decrease in healthcare costs and lower compensation related expense inclusive of stock-based compensation. These decreases were partially offset by an increase in restructuring related costs and higher levels of legal and consulting costs associated with due diligence activities when compared to the prior year.
Unallocated corporate expenses decreased $4.7 million to $18.9 million in the year ended December 31, 2021 compared to $23.6 million in 2020, primarily due to a decrease in legal and consulting costs associated with due diligence activities in addition to a $2.6 million reserve related to a franchise tax audit of years prior to 2016, which was recorded in the year ended December 31, 2020.
Other Income (Expense)
During the year ended December 31, 2022, other income (expense) decreased $83.2 million to a loss of $33.3 million compared to a gain of $49.9 million in 2021. A component of other income (expense) is net periodic benefit cost, which includes mark to market adjustments due to our immediate recognition of net actuarial gains (losses) for our pension and postretirement benefit plans. Net periodic benefit cost resulted in a decrease to other income of $88.9 million in 2022 when compared to the prior year, caused by increased losses related to mark to market adjustments totaling $86.2 million. This decrease was offset by an early redemption premium of $10.8 million associated with the redemption of the Senior Notes due 2026, as defined below, which occurred in the third quarter of 2021.
During the year ended December 31, 2021, other income (expense) increased $46.2 million to a gain of $49.9 million compared to a gain of $3.6 million in 2020. A component of other income (expense) is net periodic benefit cost inclusive of mark to market adjustments due to our immediate recognition of net actuarial gains (losses) for our pension and postretirement benefit plans. Net periodic benefit cost resulted in an increase to other income of $61.3 million in 2021 when compared to the prior year, caused by increased gains related to mark to market adjustments totaling $39.6 million. This increase was offset by an early redemption premium of $10.8 million and the write-off of deferred debt issuance costs totaling $4.2 million associated with the redemption of the Senior Notes due 2026, as defined below.
Provision for Income Taxes

	Year Ended December 31,			Year Ended December 31,
	2022	2021	$ Change	2021	2020	$ Change
	(In thousands)
Income before Provision for Income Taxes	$314,377	$395,713	$(81,336)	$395,713	$362,172	$33,541
Provision for Income Taxes	$75,757	$89,425	$(13,668)	$89,425	$82,976	$6,449
Effective Tax Rate	24.1%	22.6%		22.6%	22.9%
For the year ended December 31, 2022, our provision for income taxes decreased $13.7 million to $75.8 million, while income before provision for income taxes decreased $81.3 million to $314.4 million when compared to the prior year. Our effective tax rate was 24.1% for the year ended December 31, 2022 compared to 22.6% for the year ended December 31, 2021. Our effective tax rate was 22.6% for the year ended December 31, 2021 compared to 22.9% for the year ended December 31, 2020. Our effective tax rates for the years ended December 31, 2022, 2021 and 2020 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings.
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
Liquidity and Capital Resources
Our overall liquidity position, which we generally define as our unrestricted cash and cash equivalents plus amounts available for borrowings under our credit facility, increased by approximately $185.1 million to $532.7 million at December 31, 2022 compared to $347.7 million at December 31, 2021, primarily attributable to the borrowing of the Term Loan, as defined below, the proceeds from which were used to repay borrowings under our Revolving Credit Facility, as defined below. We experienced net cash generated from operations in each of the years ended December 31, 2022, 2021 and 2020. Typically, the fourth quarter has been the period of highest cash flows from operating activities because of the timing of payments received from the U.S. Government on accounts receivable retainages and cash dividends received from our joint ventures.
Credit Facility
On October 12, 2022, we entered into an Amended and Restated Credit Agreement (the "Credit Facility") with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, which amended and restated our then existing secured credit facility (the "Former Credit Facility"), which consisted of a $750 million senior secured revolving credit facility. The Credit Facility consists of a $750 million senior secured revolving credit facility (the "Revolving Credit Facility") and a $250 million senior secured term A loan (the "Term Loan"). The Revolving Credit Facility and the Term Loan are scheduled to mature on October 12, 2027. All proceeds from the Term Loan were used to repay outstanding indebtedness under the Former Credit Facility. The proceeds of loans under the Credit Facility are available for working capital needs, permitted acquisitions and other general corporate purposes.
The Credit Facility allows for additional parties to become lenders and, subject to certain conditions, for the increase of the commitments under the Credit Facility, subject to an aggregate maximum for all additional commitments of (1) the greater of (a) $400 million and (b) 100% of EBITDA, as defined in the Credit Facility, for the last four full fiscal quarters, plus (2) all voluntary prepayments of the Term Loan, plus (3) additional amounts provided the Company is in compliance with a pro forma first lien leverage ratio test of less than or equal to 2.50 to 1.00.
The Company's obligations under the Credit Facility are guaranteed, subject to certain exceptions, by substantially all of the Company's present and future wholly owned domestic restricted subsidiaries. The Credit Facility is secured by first-priority liens on certain assets owned by the Company and its subsidiary guarantors (other than its subsidiaries comprising a portion of its Government Operations segment).
The Credit Facility requires interest payments on outstanding loans on a periodic basis until maturity. We are required to make quarterly amortization payments on the Term Loan in an amount equal to (i) 0.625% of the initial aggregate principal amount of the Term Loan on the last business day of each quarter beginning the quarter ending March 31, 2023 and ending the quarter ending December 31, 2024 and (ii) 1.25% of the initial aggregate principal amount of the Term Loan on the last business day of each quarter ending after December 31, 2024, with the balance of the Term Loan due at maturity. We may prepay all loans under the Credit Facility at any time without premium or penalty (other than customary Term SOFR breakage costs), subject to notice requirements.
The Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of December 31, 2022, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Credit Facility bear interest at our option at either (1) the Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Revolving Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Revolving Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our consolidated total net leverage ratio. The margin for Term SOFR and base rate loans was 1.50% and 0.50%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.50% and 0.90%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.20% from the closing date through the date of our delivery of the compliance certificate for the fiscal quarter ended December 31, 2022.
As of December 31, 2022, borrowings under our Term Loan totaled $250.0 million, borrowings and letters of credit issued under the Revolving Credit Facility totaled $250.0 million and $2.5 million, respectively, and we had $497.5 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of December 31, 2022, the weighted-average interest rate on outstanding borrowings under our Credit Facility was 5.93%.
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
Senior Notes due 2026
We issued $400 million aggregate principal amount of 5.375% senior notes due 2026 (the "Senior Notes due 2026") pursuant to an indenture dated May 24, 2018, among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. On July 15, 2021, using cash on hand and borrowings under the Former Credit Facility, we redeemed the Senior Notes due 2026 at a redemption price equal to 102.688% of the principal amount, resulting in an early redemption premium of $10.8 million and the write-off of deferred debt issuance costs totaling $4.2 million. These charges were recorded in our consolidated statement of income during the year ended December 31, 2021 as components of Other – net and Interest expense, respectively.
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
We may redeem the Senior Notes due 2028, in whole or in part, at any time on or after June 30, 2023 at a redemption price equal to (i) 102.063% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on June 30, 2023, (ii) 101.031% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on June 30, 2024 and (iii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after June 30, 2025, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to June 30, 2023, we may also redeem up to 40.0% of the Senior Notes due 2028 with net cash proceeds of certain equity offerings at a redemption price equal to 104.125% of the principal amount of the Senior Notes due 2028 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to June 30, 2023, we may redeem the Senior Notes due 2028, in whole or in part, at a redemption price equal to 100.0% of the principal amount of the Senior Notes due 2028 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of December 31, 2022, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
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
We may redeem the Senior Notes due 2029, in whole or in part, at any time on or after April 15, 2024 at a redemption price equal to (i) 102.063% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on April 15, 2024, (ii) 101.031% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on April 15, 2025 and (iii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after April 15, 2026, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to April 15, 2024, we may also redeem up to 40.0% of the Senior Notes due 2029 with net cash proceeds of certain equity offerings at a redemption price equal to 104.125% of the principal amount of the Senior Notes due 2029 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to April 15, 2024, we may redeem the Senior Notes due 2029, in whole or in part, at a redemption price equal to 100.0% of the principal amount of the Senior Notes due 2029 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of December 31, 2022, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of December 31, 2022, bonds issued and outstanding under these arrangements totaled approximately $113.5 million.
Similarly, we have provided letters of credit to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our Revolving Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit under our bilateral letter of credit facility is at the issuer’s discretion, and our bilateral facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our Credit Facility. Although there can be no assurance that we will maintain our bilateral letter of credit capacity, we believe our current capacity, together with capacity under our Revolving Credit Facility, is adequate to support our existing requirements for the next 12 months. As of December 31, 2022, letters of credit issued and outstanding under our bilateral letter of credit facility totaled approximately $34.9 million, and such letters of credit are secured by the collateral under our Credit Facility.

Other
Cash, Cash Equivalents, Restricted Cash and Investments
In the aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $0.3 million to $52.9 million at December 31, 2022 from $53.1 million at December 31, 2021, primarily due to the items discussed below. Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
	(In thousands)
Domestic	$38,455	$39,128
Foreign	14,436	14,016
Total	$52,891	$53,144
Our working capital increased by $89.6 million to $403.8 million at December 31, 2022 from $314.1 million at December 31, 2021, primarily attributable to the timing of project cash flows and vendor payments.
Our net cash provided by operating activities decreased by $141.3 million to $244.7 million in the year ended December 31, 2022, compared to $386.0 million in the year ended December 31, 2021. The decrease in cash provided by operating activities was primarily attributable to the changes in working capital discussed above as well as an $88.7 million customer payment delayed until the first quarter of 2021, which was originally expected in 2020.
Our net cash used in investing activities decreased by $48.4 million to $256.2 million in the year ended December 31, 2022, compared to $304.7 million in the year ended December 31, 2021. The decrease in cash used in investing activities was primarily attributable to a decrease in purchases of property, plant and equipment of $112.7 million, which was partially offset by the $47.3 million acquisition of Dynamic and Cunico as well as an $11.5 million increase in investments in equity method investees during the year ended December 31, 2022.
Our net cash provided by financing activities increased by $104.1 million to $14.0 million in the year ended December 31, 2022, compared to cash used in financing activities of $90.1 million in the year ended December 31, 2021. The increase in net cash provided by financing activities was primarily attributable to a reduction in repurchases of common stock of $205.8 million when compared to the prior year and the repayment of bank overdrafts of $88.7 million in 2021. This increase was partially offset by a reduction in net borrowings of long-term debt of $225.0 million when compared to the prior year.
At December 31, 2022, we had short-term and long-term investments with a fair value of $11.9 million. Our investment portfolio consists primarily of U.S. Government securities, corporate bonds and mutual funds.
Cash Requirements
We believe we have sufficient cash and cash equivalents and borrowing capacity, along with cash generated from operations and continued access to debt markets, to satisfy our cash requirements for the next 12 months and beyond.
Our cash requirements as of December 31, 2022 include the following contractual obligations:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt principal	$1,300,000	$6,250	$18,750	$475,000	$800,000
Interest payments	$323,482	$65,286	$115,163	$110,033	$33,000
Lease payments	$31,078	$4,546	$6,673	$4,035	$15,824
Our contingent commitments under letters of credit and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)
$ 151,052	$ 138,775	$ 10,992	$ 1,285	$ —

Other cash requirements include, among other things, capital expenditures, payment of dividends, repurchases of common stock, capital contributions for joint ventures and contributions to our pension and other postretirement benefit plans.
Since 2017, we have made considerable investments in property, plant and equipment to support the growth of our Government Operations and Commercial Operations segments. Significant projects included the expansion of Government Operations facilities to support increased demand from the U.S. Government and the commercialization of our medical radioisotope technology in our Commercial Operations segment. We expect these heightened spending levels to decline as these capital expansion projects near completion.
During the year ended December 31, 2022, we paid $81.1 million in dividends to holders of our common stock. The declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our business, legal and regulatory requirements and other factors that our Board of Directors may deem relevant.
In April 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock up to an aggregate market value of $500 million. During the year ended December 31, 2022, we repurchased $20.0 million in shares of our common stock under this and prior share repurchase authorizations. As of December 31, 2022, the total remaining share repurchase authorization was $397.6 million. See Item 5 of this Report for additional share repurchase information.
We expect cash requirements totaling approximately $5.4 million for contributions to our pension plans in 2023. In addition, we anticipate cash requirements totaling approximately $1.4 million for contributions to our other postretirement benefit plans in 2023.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk from changes in interest rates relates primarily to our debt instruments. Our borrowings include both fixed and variable interest rate debt. At December 31, 2022, we had (i) $500.0 million in outstanding borrowings and $497.5 million available under the Credit Facility, (ii) an aggregate principal amount of $400.0 million of Senior Notes due 2028 and (iii) an aggregate principal amount of $400.0 million of Senior Notes due 2029. See the heading "Liquidity and Capital Resources" in Item 7 of this Report for additional information on our debt instruments.
We also have exposure from changes in interest rates related to our cash equivalents and our investment portfolio, which consists primarily of U.S. Government securities, corporate bonds and mutual funds. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.
We have operations in foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange ("FX") rates or weak economic conditions in those foreign markets. In order to manage the operational risks associated with FX rate fluctuations, we attempt to hedge those risks with FX derivative instruments. Historically, we have hedged those risks with FX forward contracts. At December 31, 2022, the fair values of our outstanding derivative instruments were not significant. We do not enter into speculative derivative positions.
Interest Rate Sensitivity
The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

	Principal Amount by Expected Maturity (In thousands)
At December 31, 2022:								Fair Value at
	Years Ending December 31,							December 31,
	2023	2024	2025	2026	2027	Thereafter	Total	2022
Investments	$3,801	—	—	—	$1,479	$6,455	$11,735	$11,901
Average Interest Rate	0.76%	—	—	—	10.45%	0.25%
Fixed Interest Rate Debt	—	—	—	—	—	$800,000	$800,000	$710,000
Average Interest Rate	—	—	—	—	—	4.125%
Variable Interest Rate Debt	$6,250	$6,250	$12,500	$12,500	$462,500	—	$500,000	$509,263
Average Interest Rate	6.40%	5.26%	4.68%	4.66%	4.70%	—

At December 31, 2021:								Fair Value at
	Years Ending December 31,							December 31,
	2022	2023	2024	2025	2026	Thereafter	Total	2021
Investments	$3,822	—	—	—	—	$7,587	$11,409	$13,369
Average Interest Rate	0.92%	—	—	—	—	0.94%
Fixed Interest Rate Debt	—	—	—	—	—	$800,000	$800,000	$812,833
Average Interest Rate	—	—	—	—	—	4.125%
Variable Interest Rate Debt	—	—	—	$400,000	—	—	$400,000	$395,100
Average Interest Rate	—	—	—	2.90%	—	—
Exchange Rate Sensitivity
The following table provides information about our FX forward contracts outstanding at December 31, 2022 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average FX rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual FX rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands)
	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2023	December 31, 2022	Exchange Rate
Canadian dollar	$9,636	$(410)	1.2899
U.S. dollar (selling Canadian dollar)	$414,364	$1,129	1.3505
Euro (selling Canadian dollar)	$7,058	$218	1.4159

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2024	December 31, 2022	Exchange Rate
U.S. dollar (selling Canadian dollar)	$4,373	$183	1.2864
Euro (selling Canadian dollar)	$3,328	$33	1.4626

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of BWX Technologies, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BWX Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenues recognized over time, including management’s estimates of total contract costs to complete its performance obligations, included the following, among others:
•We tested the effectiveness of controls over revenue recognized over time, including those over cost estimates at completion for performance obligations.
•We tested recorded revenue using analytical procedures.
•We analyzed cumulative adjustments recorded during the year and separately tested those with characteristics of audit interest due to their size to determine that the adjustments were the result of changes in facts and circumstances.
•We analyzed contracts with customers recognized over time to identify whether there are contracts with characteristics of audit interest. For a contract determined to exhibit characteristics of audit interest, we performed the following testing:
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
◦Evaluated a selection of cost estimates within the selected contract as follows:
▪Evaluated costs incurred to date based on historical experience or costs of similar performance obligations, as appropriate, to evaluate the reasonableness of management’s estimates.
▪Evaluated management’s ability to achieve the cost estimates by performing corroborating inquiries with the Company’s project manager and comparing the estimates to management’s work plans and/or supplier contracts, as appropriate.
/S/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 23, 2023
We have served as the Company's auditor since 2009.

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2022	2021
	(In thousands)
Current Assets:
Cash and cash equivalents	$35,244	$33,891
Restricted cash and cash equivalents	2,928	2,896
Investments	3,804	3,811
Accounts receivable – trade, net	60,782	70,663
Accounts receivable – other	26,894	16,651
Retainages	48,566	51,507
Contracts in progress	538,365	546,595
Other current assets	55,036	47,718
Total Current Assets	771,619	773,732
Property, Plant and Equipment, Net	1,134,897	1,045,640
Investments	8,097	9,558
Goodwill	293,165	285,502
Deferred Income Taxes	20,585	21,394
Investments in Unconsolidated Affiliates	100,198	85,284
Intangible Assets	193,612	185,551
Other Assets	96,766	94,719
TOTAL	$2,618,939	$2,501,380
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2022	2021
	(In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$6,250	$—
Accounts payable	127,112	189,842
Accrued employee benefits	61,079	71,835
Accrued liabilities – other	84,693	86,319
Advance billings on contracts	88,726	111,619
Total Current Liabilities	367,860	459,615
Long-Term Debt	1,282,624	1,189,304
Accumulated Postretirement Benefit Obligation	18,157	24,333
Environmental Liabilities	90,989	92,642
Pension Liability	57,832	59,388
Other Liabilities	53,122	38,863
Commitments and Contingencies (Note 10)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 127,671,756 and 127,311,985 shares at December 31, 2022 and 2021, respectively	1,277	1,273
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; no shares issued	—	—
Capital in excess of par value	189,263	174,288
Retained earnings	1,932,970	1,775,751
Treasury stock at cost, 36,417,480 and 35,915,747 shares at December 31, 2022 and 2021, respectively	(1,353,270)	(1,326,280)
Accumulated other comprehensive income (loss)	(21,930)	12,143
Stockholders' Equity – BWX Technologies, Inc.	748,310	637,175
Noncontrolling interest	45	60
Total Stockholders' Equity	748,355	637,235
TOTAL	$2,618,939	$2,501,380
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except share and per share amounts)
Revenues	$2,232,834	$2,124,074	$2,123,516
Costs and Expenses:
Cost of operations	1,680,899	1,573,797	1,548,119
Research and development costs	9,535	11,059	14,189
Losses (gains) on asset disposals and impairments, net	5,520	(3,532)	(1,361)
Selling, general and administrative expenses	234,282	230,400	231,169
Total Costs and Expenses	1,930,236	1,811,724	1,792,116
Equity in Income of Investees	45,973	33,498	27,152
Operating Income	348,571	345,848	358,552
Other Income (Expense):
Interest income	758	416	518
Interest expense	(36,410)	(35,758)	(31,014)
Other – net	1,458	85,207	34,116
Total Other Income (Expense)	(34,194)	49,865	3,620
Income before Provision for Income Taxes	314,377	395,713	362,172
Provision for Income Taxes	75,757	89,425	82,976
Net Income	$238,620	$306,288	$279,196
Net Income Attributable to Noncontrolling Interest	(429)	(417)	(526)
Net Income Attributable to BWX Technologies, Inc.	$238,191	$305,871	$278,670
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$2.60	$3.24	$2.92
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$2.60	$3.24	$2.91
Shares used in the computation of earnings per share (Note 17):
Basic	91,447,088	94,278,894	95,457,193
Diluted	91,702,111	94,518,422	95,726,497
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net Income	$238,620	$306,288	$279,196
Other Comprehensive Income (Loss):
Currency translation adjustments	(34,834)	6,173	15,685
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $(89), $170 and $24, respectively	267	(500)	(73)
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $(181), $(103) and $173, respectively	532	302	(487)
Benefit obligations:
Unrecognized losses arising during the period, net of tax benefit of $802, $1,301 and $513, respectively	(2,559)	(4,415)	(1,820)
Recognition of benefit plan costs, net of tax benefit of $(657), $(624) and $(645), respectively	2,626	2,295	2,532
Investments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $28, $(24) and $(56), respectively	(105)	90	(191)
Other Comprehensive Income (Loss)	(34,073)	3,945	15,646
Total Comprehensive Income	204,547	310,233	294,842
Comprehensive Income Attributable to Noncontrolling Interest	(429)	(417)	(526)
Comprehensive Income Attributable to BWX Technologies, Inc.	$204,118	$309,816	$294,316
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
		(In thousands, except share and per share amounts)
Balance December 31, 2019	126,579,285	$1,266	$134,069	$1,344,383	$(7,448)	$(1,068,164)	$404,106	$6	$404,112
Recently adopted accounting standards	—	—	—	—	—	—	—	—	—
Net income	—	—	—	278,670	—	—	278,670	526	279,196
Dividends declared ($0.76 per share)	—	—	—	(73,103)	—	—	(73,103)	—	(73,103)
Currency translation adjustments	—	—	—	—	15,685	—	15,685	—	15,685
Derivative financial instruments	—	—	—	—	(560)	—	(560)	—	(560)
Defined benefit obligations	—	—	—	—	712	—	712	—	712
Available-for-sale investments	—	—	—	—	(191)	—	(191)	—	(191)
Exercises of stock options	95,750	1	2,890	—	—	—	2,891	—	2,891
Shares placed in treasury	—	—	—	—	—	(27,288)	(27,288)	—	(27,288)
Stock-based compensation charges	334,501	3	16,841	—	—	—	16,844	—	16,844
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(530)	(530)
Balance December 31, 2020	127,009,536	$1,270	$153,800	$1,549,950	$8,198	$(1,095,452)	$617,766	$2	$617,768
Recently adopted accounting standards	—	—	—	—	—	—	—	—	—
Net income	—	—	—	305,871	—	—	305,871	417	306,288
Dividends declared ($0.84 per share)	—	—	—	(80,070)	—	—	(80,070)	—	(80,070)
Currency translation adjustments	—	—	—	—	6,173	—	6,173	—	6,173
Derivative financial instruments	—	—	—	—	(198)	—	(198)	—	(198)
Defined benefit obligations	—	—	—	—	(2,120)	—	(2,120)	—	(2,120)
Available-for-sale investments	—	—	—	—	90	—	90	—	90
Exercises of stock options	76,682	—	1,878	—	—	—	1,878	—	1,878
Shares placed in treasury	—	—	—	—	—	(230,828)	(230,828)	—	(230,828)
Stock-based compensation charges	225,767	3	18,610	—	—	—	18,613	—	18,613
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(359)	(359)
Balance December 31, 2021	127,311,985	$1,273	$174,288	$1,775,751	$12,143	$(1,326,280)	$637,175	$60	$637,235
Recently adopted accounting standards	—	—	—	—	—	—	—	—	—
Net income	—	—	—	238,191	—	—	238,191	429	238,620
Dividends declared ($0.88 per share)	—	—	—	(80,972)	—	—	(80,972)	—	(80,972)
Currency translation adjustments	—	—	—	—	(34,834)	—	(34,834)	—	(34,834)
Derivative financial instruments	—	—	—	—	799	—	799	—	799
Defined benefit obligations	—	—	—	—	67	—	67	—	67
Available-for-sale investments	—	—	—	—	(105)	—	(105)	—	(105)
Exercises of stock options	35,878	—	852	—	—	—	852	—	852
Shares placed in treasury	—	—	—	—	—	(26,990)	(26,990)	—	(26,990)
Stock-based compensation charges	323,893	4	14,123	—	—	—	14,127	—	14,127
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(444)	(444)
Balance December 31, 2022	127,671,756	$1,277	$189,263	$1,932,970	$(21,930)	$(1,353,270)	$748,310	$45	$748,355
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net Income	$238,620	$306,288	$279,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,842	69,080	60,674
Income of investees, net of dividends	(3,461)	(13,023)	(2,147)
Provision for deferred taxes	5,515	40,091	7,890
Recognition of (gains) losses for pension and postretirement plans	49,868	(36,647)	9,548
Stock-based compensation expense	14,127	18,613	16,844
Premium for early redemption of senior notes	—	10,752	—
Recognition of debt issuance costs from former debt instruments	46	4,212	665
Other, net	7,649	1,401	(1,457)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	15,167	84,006	(98,302)
Accounts payable	(40,495)	28,795	(1,241)
Retainages	4,189	3,875	(8,578)
Contracts in progress and advance billings on contracts	(38,615)	(67,137)	(53,242)
Income taxes	(764)	4,116	1,157
Accrued and other current liabilities	(18,948)	(1,991)	6,843
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(68,535)	(69,424)	(29,311)
Other, net	6,499	3,019	7,903
NET CASH PROVIDED BY OPERATING ACTIVITIES	244,704	386,026	196,442
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(198,312)	(311,052)	(255,027)
Acquisition of businesses	(47,328)	—	(15,905)
Purchases of securities	(3,803)	(4,739)	(4,232)
Sales and maturities of securities	3,813	5,553	6,360
Investments, net of return of capital, in equity method investees	(11,450)	—	88
Other, net	844	5,585	3,397
NET CASH USED IN INVESTING ACTIVITIES	(256,236)	(304,653)	(265,319)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	978,200	1,324,300	844,500
Repayments of long-term debt	(878,200)	(999,300)	(794,676)
Premium for early redemption of senior notes	—	(10,752)	—
Payment of debt issuance costs	(2,405)	(4,838)	(6,803)
Borrowings and repayments of bank overdraft	—	(88,694)	88,694
Repurchases of common stock	(20,000)	(225,786)	(21,960)
Dividends paid to common shareholders	(81,074)	(79,668)	(72,940)
Cash paid for shares withheld to satisfy employee taxes	(6,588)	(5,042)	(5,249)
Settlements of forward contracts, net	24,013	(2,030)	(8,802)
Other, net	6	1,674	2,282
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,952	(90,136)	25,046
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(1,205)	240	(271)
TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	1,215	(8,523)	(44,102)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,775	48,298	92,400
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,990	$39,775	$48,298
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$51,343	$50,840	$38,267
Income taxes (net of refunds)	$71,755	$44,949	$73,589
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$9,588	$27,495	$51,492
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the consolidated financial statements of BWX Technologies, Inc. ("BWXT") in U.S. dollars in accordance with accounting principles generally accepted in the United States ("GAAP").
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We classify assets and liabilities related to long-term contracts as current using the duration of the related contract or program as our operating cycle, which is generally longer than one year. We have reclassified certain amounts previously reported to conform to the presentation at December 31, 2022 and for the year ended December 31, 2022. We present the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.
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
Our Government Operations segment consists of our legacy Nuclear Operations Group and Nuclear Services Group segments with certain research and development activities in the areas of advanced reactors and advanced manufacturing. Our Commercial Operations segment consists of our legacy Nuclear Power Group segment with certain research and development and commercialization activities in the areas of medical and industrial radioisotopes and radiopharmaceuticals. Both segments now include research and development and certain commercialization activities associated with new technologies previously reported outside of our reportable segments. The change in our reportable segments had no impact on our previously reported consolidated results of operations, financial condition or cash flows. We have applied the change in reportable segments to previously reported historical financial information and related disclosures included in this annual report on Form 10-K. Our reportable segments are further described as follows:
•Our Government Operations segment manufactures naval nuclear reactors, including the related nuclear fuel, for the U.S. Naval Nuclear Propulsion Program for use in submarines and aircraft carriers. Through this segment, we also fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons, manufacture electro-mechanical equipment, perform design, manufacturing, inspection, assembly and testing activities and downblend Cold War-era government stockpiles of high-enriched uranium. In addition, we supply proprietary and sole-source valves, manifolds and fittings to global naval and commercial shipping customers. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. This segment also provides various other services, primarily through joint ventures, to the U.S. Government including nuclear materials management and operation, environmental management and administrative and operating services for various U.S. Government-owned facilities. These services are provided to the U.S. Department of Energy ("DOE"), including the National Nuclear Security Administration, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management, the Department of Defense and NASA. In addition, this segment also develops technology for advanced nuclear reactors for a variety of power and propulsion applications in the space and terrestrial domains and offers complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for these programs.
•Our Commercial Operations segment fabricates commercial nuclear steam generators, nuclear fuel, fuel handling systems, pressure vessels, reactor components, heat exchangers, tooling delivery systems and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level waste and supplies nuclear-grade materials and precisely machined components for nuclear utility customers. We have supplied the nuclear industry with more than 1,300 large, heavy components worldwide, and we are the only commercial heavy nuclear component manufacturer in North America. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development, electrical and controls engineering and metallurgy and materials engineering. In addition, this segment offers in-plant inspection, maintenance and modification services for nuclear steam generators, heat exchangers, reactors, fuel handling systems and balance of plant equipment, as well as specialized non-destructive examination and tooling/repair solutions. This segment also manufactures medical radioisotopes, radiopharmaceuticals and medical devices, and partners with life science and pharmaceutical companies developing new drugs.
See Note 15 and Note 3 for financial information about our segments.
Recently Adopted Accounting Standards
There were no accounting standards adopted during the year ended December 31, 2022 that had a significant impact on our financial position, results of operations, cash flows or disclosures.
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
See Note 3 for a further discussion of revenue recognition.
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
On April 11, 2020, the Canadian Government enacted the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan to prevent large layoffs and help employers offset a portion of their employee salaries and wages for a limited period. During the years ended December 31, 2022, 2021 and 2020, we recognized subsidies under the CEWS as offsets to operating expenses of $0.6 million, $5.4 million and $20.4 million, respectively.
Research and Development
Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. Research and development costs are expensed as incurred, unless these costs relate to customer-sponsored activities where we are reimbursed in accordance with the terms of the underlying contracts. Amounts expensed as incurred for company-funded research and development projects are included in Research and development costs. Costs related to contracts with customers for customer-sponsored research and development projects are included as a contract cost in Cost of operations whereby we recognize revenue, consistent with our revenue recognition policies. Additionally, we may enter into cost-sharing arrangements with our customers to enhance our internal development capabilities and offset a portion of the costs incurred related to these development efforts.
Research and development activities totaled $45.4 million, $31.4 million and $40.8 million in the years ended December 31, 2022, 2021 and 2020, respectively. This includes amounts paid for by our customers of $35.9 million, $20.3 million and $26.6 million in the years ended December 31, 2022, 2021 and 2020, respectively.
Capitalization of Interest Cost
We capitalize interest in accordance with FASB Topic Interest. We incurred total interest of $53.9 million, $51.1 million and $40.8 million in the years ended December 31, 2022, 2021 and 2020, respectively, of which we capitalized $17.5 million, $15.3 million and $9.8 million in the years ended December 31, 2022, 2021 and 2020, respectively.
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
We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2022, we had restricted cash and cash equivalents totaling $5.7 million, $2.8 million of which was held for future decommissioning of facilities (which is included in Other Assets on our consolidated balance sheets) and $2.9 million of which was held to meet reinsurance reserve requirements of our captive insurer.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our consolidated balance sheets to the totals presented on our consolidated statements of cash flows:

	December 31,
	2022	2021
	(In thousands)
Cash and cash equivalents	$35,244	$33,891
Restricted cash and cash equivalents	2,928	2,896
Restricted cash and cash equivalents included in Other Assets	2,818	2,988
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our consolidated statements of cash flows	$40,990	$39,775
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
Inventories
We carry our inventory at the lower of cost or net realizable value using either the weighted-average or first-in, first-out methods. At December 31, 2022 and 2021, Other current assets included inventories totaling $22.9 million and $16.3 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment
We carry our property, plant and equipment at depreciated cost, less any impairment provisions. We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 40 years for buildings and three to 14 years for machinery and equipment. Our depreciation expense was $61.3 million, $58.1 million and $50.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.

Property, plant and equipment is stated at cost and is set forth below:

	December 31,
	2022	2021
	(In thousands)
Land	$9,844	$9,538
Buildings	365,955	321,872
Machinery and equipment	1,026,024	957,423
Property under construction	515,494	487,856
	1,917,317	1,776,689
Less: Accumulated depreciation	782,420	731,049
Property, Plant and Equipment, Net	$1,134,897	$1,045,640
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
The following summarizes the changes in the carrying amount of Goodwill:

	Government Operations	Commercial Operations	Total
	(In thousands)
Balance at December 31, 2020	$155,939	$127,769	$283,708
Translation	—	1,794	1,794
Balance at December 31, 2021	$155,939	$129,563	$285,502
Acquisitions (Note 2)	16,609	—	16,609
Translation	(461)	(8,485)	(8,946)
Balance at December 31, 2022	$172,087	$121,078	$293,165
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

Our Intangible Assets were as follows:

	December 31,
	2022	2021	2020
	(In thousands)
Amortized intangible assets:
Gross cost:
Technical support agreement	$65,069	$69,781	$68,785
Customer relationships	56,176	40,247	39,954
Unpatented technology	39,609	38,073	37,529
CNSC class 1B nuclear facility license	25,094	26,911	26,528
Acquired backlog	13,537	7,595	7,487
Patented technology	738	792	780
All other	812	871	858
Total	$201,035	$184,270	$181,921
Accumulated amortization:
Technical support agreement	$(12,495)	$(10,366)	$(7,227)
Customer relationships	(20,590)	(18,176)	(15,996)
Unpatented technology	(7,966)	(6,398)	(4,584)
CNSC class 1B nuclear facility license	(5,052)	(4,521)	(3,573)
Acquired backlog	(4,474)	(2,531)	(1,248)
Patented technology	(405)	(363)	(286)
All other	(271)	(194)	(86)
Total	$(51,253)	$(42,549)	$(33,000)
Net amortized intangible assets	$149,782	$141,721	$148,921
Unamortized intangible assets:
NRC category 1 license	$43,830	$43,830	$43,830
The following summarizes the changes in the carrying amount of Intangible Assets:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance at beginning of period	$185,551	$192,751	$191,392
Acquisitions (Note 2)	28,500	—	8,180
Amortization expense	(10,901)	(9,329)	(8,824)
Translation and other (1)	(9,538)	2,129	2,003
Balance at end of period	$193,612	$185,551	$192,751
(1)Includes $(0.6) million related to the divestiture of the U.S.-based commercial nuclear services business during the year ended December 31, 2020.
Estimated amortization expense for the next five fiscal years is as follows (amounts in thousands):

Year Ended December 31,	Amount
2023	$11,328
2024	$11,328
2025	$11,328
2026	$10,147
2027	$8,552

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
During the year ended December 31, 2022, we recognized lease expense of $8.6 million, which included $1.6 million related to the amortization of favorable lease agreements, and paid cash of $6.6 million for our operating leases. During the years ended December 31, 2021 and 2020, we recognized lease expense of $8.4 million and $7.7 million, respectively. At December 31, 2022, our weighted-average remaining lease term was 13.9 years, and for the purpose of measuring the present value of our lease liabilities, the weighted-average discount rate was 4.72%. The maturities of our lease liabilities at December 31, 2022 were as follows (amounts in thousands):

2023	$4,546
2024	3,647
2025	3,026
2026	2,426
2027	1,609
Thereafter	15,824
Total lease payments	$31,078
Less: Interest	(8,673)
Present value of lease liabilities (1)	$22,405
(1)Includes current lease liabilities of $4.4 million.
At December 31, 2022, our right-of-use assets totaled $49.6 million. The difference between our right-of-use assets and lease liabilities primarily resulted from favorable lease agreements related to acquisitions.
Warranty Expense
We accrue estimated warranty expense, included in Cost of operations on our consolidated statements of income, to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows. Included in Accrued liabilities – other on our consolidated balance sheets were accrued warranty expenses totaling $6.6 million and $5.3 million at December 31, 2022 and 2021, respectively.
Deferred Debt Issuance Costs
We have included deferred debt issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of our debt liability. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance at beginning of period	$10,696	$12,269	$8,006
Additions	2,405	4,838	6,803
Interest expense (1)	(1,975)	(6,411)	(2,540)
Balance at end of period	$11,126	$10,696	$12,269
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

Substantially all of our asset retirement obligations relate to the remediation of our nuclear analytical laboratory at our facility in Lynchburg, Virginia and the Nuclear Fuel Services, Inc. ("NFS") facility in our Government Operations segment as well as certain facilities in our Commercial Operations segment. The following summarizes the changes in the carrying amount of these liabilities:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance at beginning of period	$84,132	$78,110	$77,288
Costs incurred	(1,223)	(215)	(1,608)
Additions/adjustments	(4,289)	—	(3,284)
Accretion	5,158	5,996	5,343
Translation	(1,266)	241	371
Balance at end of period (1)	$82,512	$84,132	$78,110
(1)Includes current asset retirement obligations of $4.7 million, $4.7 million and $2.8 million at December 31, 2022, 2021 and 2020, respectively.
Self-Insurance
We have a wholly owned insurance subsidiary that provides employer's liability, general and automotive liability and primary workers' compensation insurance and, from time to time, builder's risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in Other Liabilities on our consolidated balance sheets were reserves for self-insurance totaling $4.2 million and $4.5 million at December 31, 2022 and 2021, respectively.
Loss Contingencies
We accrue liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. Due to the nature of our business, we are, from time to time, involved in investigations, litigation, disputes or claims related to our business activities, as discussed in Note 10. Our losses are typically resolved over long periods of time and are often difficult to assess and estimate due to, among other reasons, the possibility of multiple actions by third parties; the attribution of damages, if any, among multiple defendants; plaintiffs, in most cases involving personal injury claims, do not specify the amount of damages claimed; the discovery process may take multiple years to complete; during the litigation process, it is common to have multiple complex unresolved procedural and substantive issues; the potential availability of insurance and indemnity coverages; the wide-ranging outcomes reached in similar cases, including the variety of damages awarded; the likelihood of settlements for de minimis amounts prior to trial; the likelihood of success at trial; and the likelihood of success on appeal. Consequently, it is possible future earnings could be affected by changes in our assessments of the probability that a loss has been incurred in a material pending litigation against us and/or changes in our estimates related to such matters.
Accumulated Other Comprehensive Income
The components of Accumulated other comprehensive income included in Stockholders' Equity are as follows:

	December 31,
	2022	2021
	(In thousands)
Currency translation adjustments	$(4,207)	$30,627
Net unrealized gain (loss) on derivative financial instruments	105	(694)
Unrecognized prior service cost on benefit obligations	(17,955)	(18,022)
Net unrealized gain on available-for-sale investments	127	232
Accumulated other comprehensive income	$(21,930)	$12,143

The amounts reclassified out of Accumulated other comprehensive income by component and the affected consolidated statements of income line items are as follows:

	Year Ended December 31,
	2022	2021	2020
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)			Line Item Presented
Realized (loss) gain on derivative financial instruments	$(370)	$307	$(35)	Revenues
	(343)	(712)	695	Cost of operations
	(713)	(405)	660	Total before tax
	181	103	(173)	Provision for Income Taxes
	$(532)	$(302)	$487	Net Income
Amortization of prior service cost on benefit obligations	$(3,283)	$(2,919)	$(3,177)	Other – net
	657	624	645	Provision for Income Taxes
	$(2,626)	$(2,295)	$(2,532)	Net Income
Total reclassification for the period	$(3,158)	$(2,597)	$(2,045)
Foreign Currency Translation
We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of Accumulated other comprehensive income. We report foreign currency transaction gains and losses in income. We have included in Other – net translation gains (losses) of $(1.4) million, $1.8 million and $(0.6) million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments and loans between subsidiaries denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Based on the hedge designation at inception of the contract, the related gains and losses on these contracts are deferred in stockholders' equity as a component of Accumulated other comprehensive income until the hedged item is recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of Other – net on our consolidated statements of income and are recorded in the statements of cash flows based on the nature and use of the instruments.
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At December 31, 2022, we had deferred approximately $0.1 million of net gains on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the years ended December 31, 2022, 2021 and 2020, we recognized (gains) losses of $(27.1) million, $(0.1) million and $8.7 million, respectively, in Other – net on our consolidated statements of income associated with FX forward contracts not designated as hedging instruments.
At December 31, 2022, our derivative financial instruments consisted of FX forward contracts with a total notional value of $438.8 million with maturities extending to December 2024. These instruments consisted primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our Credit Facility.
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
NOTE 2 – ACQUISITIONS AND DIVESTITURES
Acquisition of Dynamic Controls Limited and Citadel Capital Corporation
On April 11, 2022, our subsidiary BWXT Government Group, Inc. acquired all of the outstanding stock of U.K.-based Dynamic Controls Limited ("Dynamic") and U.S.-based Citadel Capital Corporation, along with its wholly-owned subsidiary, Cunico Corporation ("Cunico"), for approximately $49.9 million. Our preliminary purchase price allocation resulted in the recognition of $28.5 million of Intangible Assets, $6.4 million of inventory and $16.6 million of Goodwill. Adjustments to our initial purchase price allocation include a reduction to intangible assets of $1.1 million with an offsetting increase to goodwill and a reduction of inventory of $2.0 million with an offsetting increase to Contracts in progress. In addition, we recognized right-of-use assets and lease liabilities of $7.2 million. The assets acquired and liabilities assumed have been recorded at preliminary estimates of fair value as determined by management, based on information currently available and on current assumptions of future operations, and are subject to change upon completion of acquisition accounting. Dynamic and Cunico are suppliers of highly-engineered, proprietary valves, manifolds and fittings for global naval nuclear and diesel-electric submarines, surface warfare ships and commercial shipping vessels. These companies are reported as part of our Government Operations segment.
The intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
Customer relationships	$17,700	21 years
Backlog	$6,600	5 years
Unpatented technology	$4,200	8 years
Acquisition of Laker Energy Products Ltd.
On January 2, 2020, our subsidiary BWXT Canada Ltd. acquired Laker Energy Products Ltd., which was renamed BWXT Precision Manufacturing Inc. ("Precision Manufacturing"), for CAD 23.3 million ($17.8 million U.S. dollar equivalent). We were subject to the payment of contingent consideration of which we had recognized CAD 2.5 million as a component of the purchase price. Our purchase price allocation resulted in the recognition of $8.4 million of Property, Plant and Equipment, Net, $8.2 million of Intangible Assets and $5.8 million of Goodwill. In addition, we recognized right-of-use assets and lease liabilities of $2.7 million. During the year ended December 31, 2021, we entered into an agreement with the seller resulting in no contingent consideration due and recognized a gain of $2.0 million (CAD 2.5 million) as a component of Cost of operations. Precision Manufacturing is a global supplier of nuclear-grade materials and precisely machined components for CANDU nuclear power utilities and is reported as part of our Commercial Operations segment.
Divestiture of U.S.-Based Commercial Nuclear Services Business
On May 29, 2020, our subsidiary BWXT Nuclear Energy, Inc. divested its U.S.-based commercial nuclear services business, a component of our Government Operations segment. In a cashless transaction, we exchanged net assets totaling $18.0 million, consisting primarily of property, plant and equipment and certain warranty obligations, for a manufacturing facility and the associated land of approximately the same value. The acquired assets are reported as part of the Government Operations segment.

NOTE 3 – REVENUE RECOGNITION
Contracts and Revenue Recognition
Government Operations
Our Government Operations segment recognizes revenue over time for the manufacturing of naval nuclear reactor components and fuel, submarine missile launch tubes, the downblending of high-enriched uranium and for the development of advanced nuclear reactors for power and propulsion applications. Certain of our contracts contain two or more different types of components, each of which we identify as a separate performance obligation. We recognize revenue using a cost-to-cost method to measure progress as control is continually transferred to the customer as we incur costs on the performance obligations. We determine the stand-alone selling price of our performance obligations based on the expected cost plus margin approach. We allocate revenue to the individual performance obligations within contracts with multiple performance obligations based on the stand-alone selling price of the individual performance obligations.
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
Our Government Operations segment's contracts primarily allow for billings as costs are incurred, subject to certain retainages on our fixed-price incentive fee contracts that require milestones to be reached for the remaining consideration to be paid. Our fuel and downblending contracts allow billing when we achieve certain milestones related to our progress.
Commercial Operations
Our Commercial Operations segment recognizes revenue over time using a cost-to-cost method for the manufacturing of large components, non-standard parts, fuel bundles and service contracts as control continually transfers to the customers. For standard parts, revenue is recognized at the point in time control transfers to the customer, which is consistent with the transfer of ownership. For medical radioisotopes, we recognize revenue either at the point in time control transfers to the customer or over time using a unit of output method. This segment generates revenue primarily from firm-fixed-price contracts that do not contain variable consideration as well as time-and-materials based contracts. Certain of these contracts contain assurance warranties and/or provisions for liquidated damages, which are expected to have an immaterial impact to the contracts based on our historical experience. We are entitled to payment on the majority of our Commercial Operations segment contracts when we achieve certain milestones related to our progress.

Disaggregated Revenues
We allocate geographic revenues based on the location of the customers' operations. Revenues by geographic area and customer type were as follows:

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$1,703,005	$—	$1,703,005	$1,624,078	$—	$1,624,078	$1,635,399	$—	$1,635,399
Non-Government	91,653	31,120	122,773	90,421	44,102	134,523	116,356	35,432	151,788
	$1,794,658	$31,120	$1,825,778	$1,714,499	$44,102	$1,758,601	$1,751,755	$35,432	$1,787,187
Canada:
Government	$79	$—	$79	$—	$—	$—	$—	$—	$—
Non-Government	3,134	373,705	376,839	3,417	345,412	348,829	4,357	309,433	313,790
	$3,213	$373,705	$376,918	$3,417	$345,412	$348,829	$4,357	$309,433	$313,790
Other:
Government	$1,356	$—	$1,356	$—	$—	$—	$—	$—	$—
Non-Government	9,256	22,533	31,789	7,181	17,568	24,749	7,015	26,404	33,419
	$10,612	$22,533	$33,145	$7,181	$17,568	$24,749	$7,015	$26,404	$33,419
Segment Revenues	$1,808,483	$427,358	2,235,841	$1,725,097	$407,082	2,132,179	$1,763,127	$371,269	2,134,396
Eliminations			(3,007)			(8,105)			(10,880)
Revenues			$2,232,834			$2,124,074			$2,123,516
Revenues by timing of transfer of goods or services were as follows:

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$1,798,388	$370,198	$2,168,586	$1,724,961	$355,477	$2,080,438	$1,763,043	$322,745	$2,085,788
Point-in-time	10,095	57,160	67,255	136	51,605	51,741	84	48,524	48,608
Segment Revenues	$1,808,483	$427,358	2,235,841	$1,725,097	$407,082	2,132,179	$1,763,127	$371,269	2,134,396
Eliminations			(3,007)			(8,105)			(10,880)
Revenues			$2,232,834			$2,124,074			$2,123,516
Revenues by contract type were as follows:

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$1,226,265	$9,728	$1,235,993	$1,244,916	$9,279	$1,254,195	$1,226,748	$1,578	$1,228,326
Firm-Fixed-Price	334,076	300,129	634,205	307,652	307,200	614,852	336,496	296,394	632,890
Cost-Plus Fee	244,063	—	244,063	165,519	—	165,519	190,799	—	190,799
Time-and-Materials	4,079	117,501	121,580	7,010	90,603	97,613	9,084	73,297	82,381
Segment Revenues	$1,808,483	$427,358	2,235,841	$1,725,097	$407,082	2,132,179	$1,763,127	$371,269	2,134,396
Eliminations			(3,007)			(8,105)			(10,880)
Revenues			$2,232,834			$2,124,074			$2,123,516

Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the years ended December 31, 2022, 2021 and 2020, we recognized net favorable changes in estimates that resulted in increases in revenues of $26.6 million, $30.7 million and $44.9 million, respectively, as well as increases (decreases) in cost of operations of $2.2 million, $4.2 million and $2.1 million, respectively. Included in these amounts are contract adjustments for cost overruns related to the manufacture of non-nuclear components being produced within our Government Operations segment. We recognized a decrease in operating income of $11.3 million for the year ended December 31, 2022 related to this matter. These contract adjustments resulted in a decrease in earnings per share of $0.09 for the year ended December 31, 2022. We are pursuing recovery of cost overruns related to this project.
Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized over time. In accordance with contract terms, certain amounts that are withheld by our customers and are classified within Retainages. Certain of these amounts require conditions other than the passage of time to be achieved, with the remaining amounts only requiring the passage of time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled receivables. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the year ended December 31, 2022, our unbilled receivables decreased $7.4 million primarily as a result of decreases in cost in excess of billings on our fixed-price incentive fee contracts within our Government Operations segment, partially offset by increases due to the timing of milestone billings on certain firm-fixed-price contracts within our Government Operations and Commercial Operations segments. During the year ended December 31, 2022, our Advance billings on contracts decreased $22.9 million primarily as a result of revenue recognized in excess of billings on certain firm-fixed-price contracts within our Government Operations segment. Our fixed-price incentive fee contracts for our Government Operations segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments made during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts.

	December 31,	December 31,
	2022	2021
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$521,291	$528,644
Retainages (1)	$48,566	$51,507
Advance billings on contracts	$88,726	$111,619
(1)At December 31, 2021, we also had noncurrent retainages of $1.3 million included in Other Assets.
During the years ended December 31, 2022 and 2021, we recognized $91.9 million and $67.5 million of revenue that was in Advance billings on contracts at the beginning of each year, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Our backlog is equal to our remaining performance obligations under contracts that meet the criteria in FASB Topic Revenue from Contracts with Customers. At December 31, 2022, our ending backlog was $4,144.3 million, which included $88.7 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 42% of the revenue associated with our backlog by the end of 2023, with the remainder to be recognized thereafter.

NOTE 4 – EQUITY METHOD INVESTMENTS
We have investments in entities that we account for using the equity method. Our share of the undistributed earnings of our equity method investees were $41.3 million and $39.4 million at December 31, 2022 and 2021, respectively. These amounts are included in Investments in Unconsolidated Affiliates on our consolidated balance sheets.
The following tables summarize combined balance sheet and income statement information for investments accounted for under the equity method:

	December 31,
	2022	2021
	(In thousands)
Current assets	$566,076	$546,233
Noncurrent assets	445	634
Total Assets	$566,521	$546,867
Current liabilities	$292,081	$284,821
Owners' equity	274,440	262,046
Total Liabilities and Owners' Equity	$566,521	$546,867

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Revenues	$4,580,032	$4,254,635	$3,980,066
Gross profit	$176,592	$159,935	$142,709
Net income	$173,339	$156,994	$139,988
Reimbursable costs recorded in revenues by the unconsolidated joint ventures in our Government Operations segment totaled $4,453.7 million, $4,102.9 million and $3,851.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Income taxes for the investees are the responsibility of the respective owners. Accordingly, no provision for income taxes has been recorded by the investees.
Reconciliations of net income per combined income statement information of our investees to equity in income of investees per our consolidated statements of income are as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Equity income based on stated ownership percentages	$46,784	$31,870	$27,266
GAAP and other adjustments	(811)	1,628	(114)
Equity in income of investees	$45,973	$33,498	$27,152
Our transactions with unconsolidated affiliates were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Sales to	$19,857	$11,838	$12,186
Dividends received	$42,512	$20,475	$25,005
Capital contributions, net of returns	$11,450	$—	$(88)
At December 31, 2022 and 2021, Accounts receivable – other included amounts due from unconsolidated affiliates of $1.5 million and $1.6 million, respectively.

NOTE 5 – INCOME TAXES
We are subject to federal income tax in the U.S., Canada and the U.K., as well as income tax within multiple U.S. state jurisdictions. We provide for income taxes based on the enacted tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to nominal rates and with respect to the basis on which these rates are applied. This variation, along with the changes in our mix of income within these jurisdictions, can contribute to shifts in our effective tax rate from period to period.
We are not currently under audit by any of the various state authorities, and we do not have any returns under examination for years prior to 2017.
We apply the provisions of FASB Topic Income Taxes regarding the treatment of uncertain tax positions. A reconciliation of unrecognized tax benefits (exclusive of interest and federal and state benefits) is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance at beginning of period	$—	$5,852	$3,899
Increases based on tax positions taken in the current year	—	964	2,075
Increases based on tax positions taken in the prior years	—	—	—
Decreases based on tax positions taken in the prior years	—	—	—
Decreases due to settlements with tax authorities	—	(6,775)	—
Decreases due to lapse of applicable statute of limitation	—	(41)	(123)
Other, net	—	—	1
Balance at end of period	$—	$—	$5,852

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Pension liability	$11,931	$12,047
Accrued warranty expense	1,694	1,363
Capitalized Section 174 expenditures	11,145	—
Accrued vacation pay	3,246	7,633
Accrued liabilities for self-insurance (including postretirement health care benefits)	17	2,095
Accrued liabilities for executive and employee incentive compensation	12,475	10,733
Environmental and products liabilities	20,983	21,050
Lease liabilities	5,298	3,667
Investments in joint ventures and affiliated companies	1,494	2,283
Long-term contracts	14,442	21,562
Accrued payroll taxes	2,504	4,753
U.S. federal tax credits and loss carryforward	7,113	7,023
U.S. state tax credits and loss carryforward	4,731	4,866
Foreign tax credit and loss carryforward	20,209	16,477
Other	2,719	2,568
Gross deferred tax assets	120,001	118,120
Valuation allowance for deferred tax assets	(13,022)	(13,218)
Total deferred tax assets	106,979	104,902
Deferred tax liabilities:
Property, plant and equipment	75,334	66,636
Right-of-use lease assets	12,246	11,666
Intangibles	22,404	16,365
Total deferred tax liabilities	109,984	94,667
Net deferred tax assets (liabilities)	$(3,005)	$10,235
The components of Income before Provision for Income Taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
U.S.	$281,677	$343,091	$314,150
Other than U.S.	32,700	52,622	48,022
Income before Provision for Income Taxes	$314,377	$395,713	$362,172

The components of Provision for Income Taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current:
U.S. – federal	$54,683	$31,535	$53,340
U.S. – state and local	5,360	1,030	7,587
Other than U.S.	10,199	16,769	14,159
Total current	70,242	49,334	75,086
Deferred:
U.S. – federal	5,755	40,463	10,852
U.S. – state and local	(34)	3,473	(536)
Other than U.S.	(206)	(3,845)	(2,426)
Total deferred	5,515	40,091	7,890
Provision for Income Taxes	$75,757	$89,425	$82,976
The following is a reconciliation of our income tax provision from the U.S. statutory federal tax rate to our consolidated effective tax rate:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes	1.7%	1.1%	1.9%
Foreign rate differential	0.5%	0.6%	0.6%
Excess tax deductions on equity compensation	(0.1)%	(0.1)%	(0.3)%
Other	1.0%	—%	(0.3)%
Effective tax rate	24.1%	22.6%	22.9%
At December 31, 2022, we had a valuation allowance of $13.0 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences, our estimate of future taxable income and potential tax planning. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.
The following is an analysis of our valuation allowance for deferred tax assets:

	Beginning Balance	Charges To Costs and Expenses	Charged To Other Accounts	Ending Balance
	(In thousands)
Year Ended December 31, 2022	$(13,218)	196	—	$(13,022)
Year Ended December 31, 2021	$(12,892)	(326)	—	$(13,218)
Year Ended December 31, 2020	$(13,578)	771	(85)	$(12,892)
We have domestic federal and foreign capital losses of $9.4 million available to offset future capital gains. The domestic federal capital losses begin to expire in 2023, while the foreign capital losses have an indefinite carryforward period. We are carrying a full valuation allowance of $9.4 million against the deferred tax asset related to these domestic federal and foreign capital loss carryforwards.
In addition, we have state credits and state net operating losses of $5.9 million ($4.7 million net of federal tax benefit) available to offset future taxable income in various states. These state net operating loss carryforwards begin to expire in 2023. We are carrying a valuation allowance of $4.6 million ($3.6 million net of federal tax benefit) against the deferred tax asset related to the state credits and state loss carryforwards.

We would be subject to withholding taxes if we were to distribute earnings from certain foreign subsidiaries. As of December 31, 2022, the undistributed earnings of these subsidiaries were approximately $277.2 million, and our unrecognized deferred income tax liabilities of approximately $13.9 million would be payable upon the distribution of these earnings. All of our foreign earnings are considered indefinitely reinvested.
NOTE 6 – LONG-TERM DEBT
Our Long-Term Debt consists of the following:

	December 31,
	2022	2021
	(In thousands)
Debt Instruments:
Senior Notes	$800,000	$800,000
Credit Facility	500,000	—
Former Credit Facility	—	400,000
Less: Amounts due within one year	6,250	—
Long-Term Debt, gross	1,293,750	1,200,000
Less: Deferred debt issuance costs	11,126	10,696
Long-Term Debt	$1,282,624	$1,189,304
Maturities of Long-Term Debt subsequent to December 31, 2022 were as follows: 2023 – $6.3 million; 2024 – $6.3 million; 2025 – $12.5 million; 2026 – $12.5 million; 2027 – $462.5 million; and thereafter – $800.0 million.
Credit Facility
On October 12, 2022, we entered into an Amended and Restated Credit Agreement (the "Credit Facility") with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, which amended and restated our then existing secured credit facility (the "Former Credit Facility"), which consisted of a $750 million senior secured revolving credit facility. The Credit Facility consists of a $750 million senior secured revolving credit facility (the "Revolving Credit Facility") and a $250 million senior secured term A loan (the "Term Loan"). The Revolving Credit Facility and the Term Loan are scheduled to mature on October 12, 2027. All proceeds from the Term Loan were used to repay outstanding indebtedness under the Former Credit Facility. The proceeds of loans under the Credit Facility are available for working capital needs, permitted acquisitions and other general corporate purposes.
The Credit Facility allows for additional parties to become lenders and, subject to certain conditions, for the increase of the commitments under the Credit Facility, subject to an aggregate maximum for all additional commitments of (1) the greater of (a) $400 million and (b) 100% of EBITDA, as defined in the Credit Facility, for the last four full fiscal quarters, plus (2) all voluntary prepayments of the Term Loan, plus (3) additional amounts provided the Company is in compliance with a pro forma first lien leverage ratio test of less than or equal to 2.50 to 1.00.
The Company's obligations under the Credit Facility are guaranteed, subject to certain exceptions, by substantially all of the Company's present and future wholly owned domestic restricted subsidiaries. The Credit Facility is secured by first-priority liens on certain assets owned by the Company and its subsidiary guarantors (other than its subsidiaries comprising a portion of its Government Operations segment).
The Credit Facility requires interest payments on outstanding loans on a periodic basis until maturity. We are required to make quarterly amortization payments on the Term Loan in an amount equal to (i) 0.625% of the initial aggregate principal amount of the Term Loan on the last business day of each quarter beginning the quarter ending March 31, 2023 and ending the quarter ending December 31, 2024 and (ii) 1.25% of the initial aggregate principal amount of the Term Loan on the last business day of each quarter ending after December 31, 2024, with the balance of the Term Loan due at maturity. We may prepay all loans under the Credit Facility at any time without premium or penalty (other than customary Term SOFR breakage costs), subject to notice requirements.
The Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of December 31, 2022, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Credit Facility bear interest at our option at either (1) the Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Revolving Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Revolving Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our consolidated total net leverage ratio. The margin for Term SOFR and base rate loans was 1.50% and 0.50%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.50% and 0.90%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.20% from the closing date through the date of our delivery of the compliance certificate for the fiscal quarter ended December 31, 2022.
As of December 31, 2022, borrowings under our Term Loan totaled $250.0 million, borrowings and letters of credit issued under the Revolving Credit Facility totaled $250.0 million and $2.5 million, respectively, and we had $497.5 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of December 31, 2022, the weighted-average interest rate on outstanding borrowings under our Credit Facility was 5.93%.
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
Senior Notes due 2026
We issued $400 million aggregate principal amount of 5.375% senior notes due 2026 (the "Senior Notes due 2026") pursuant to an indenture dated May 24, 2018, among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. On July 15, 2021, using cash on hand and borrowings under the Former Credit Facility, we redeemed the Senior Notes due 2026 at a redemption price equal to 102.688% of the principal amount, resulting in an early redemption premium of $10.8 million and the write-off of deferred debt issuance costs totaling $4.2 million. These charges were recorded in our consolidated statement of income during the year ended December 31, 2021 as components of Other – net and Interest expense, respectively.
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
We may redeem the Senior Notes due 2028, in whole or in part, at any time on or after June 30, 2023 at a redemption price equal to (i) 102.063% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on June 30, 2023, (ii) 101.031% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on June 30, 2024 and (iii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after June 30, 2025, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to June 30, 2023, we may also redeem up to 40.0% of the Senior Notes due 2028 with net cash proceeds of certain equity offerings at a redemption price equal to 104.125% of the principal amount of the Senior Notes due 2028 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to June 30, 2023, we may redeem the Senior Notes due 2028, in whole or in part, at a redemption price equal to 100.0% of the principal amount of the Senior Notes due 2028 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of December 31, 2022, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
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
We may redeem the Senior Notes due 2029, in whole or in part, at any time on or after April 15, 2024 at a redemption price equal to (i) 102.063% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on April 15, 2024, (ii) 101.031% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on April 15, 2025 and (iii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after April 15, 2026, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to April 15, 2024, we may also redeem up to 40.0% of the Senior Notes due 2029 with net cash proceeds of certain equity offerings at a redemption price equal to 104.125% of the principal amount of the Senior Notes due 2029 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to April 15, 2024, we may redeem the Senior Notes due 2029, in whole or in part, at a redemption price equal to 100.0% of the principal amount of the Senior Notes due 2029 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of December 31, 2022, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of December 31, 2022, bonds issued and outstanding under these arrangements totaled approximately $113.5 million.
Similarly, we have provided letters of credit to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our Revolving Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit under our bilateral letter of credit facility is at the issuer's discretion, and our bilateral facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our Credit Facility. Although there can be no assurance that we will maintain our bilateral letter of credit capacity, we believe our current capacity, together with capacity under our Revolving Credit Facility, is adequate to support our existing requirements for the next 12 months. As of December 31, 2022, letters of credit issued and outstanding under our bilateral letter of credit facility totaled approximately $34.9 million, and such letters of credit are secured by the collateral under our Credit Facility.

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
Our funding policy is to fund the plans as recommended by the respective plan actuaries and in accordance with the Employee Retirement Income Security Act of 1974, as amended, or other applicable law. Assuming we continue as a government contractor, our contractual arrangements with the U.S. Government provide for the recovery of contributions to our pension and other postretirement benefit plans covering employees working primarily in our Government Operations segment.

Obligations and Funded Status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2022	2021	2022	2021
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$1,308,266	$1,414,055	$59,301	$61,086
Service cost	11,116	11,667	650	760
Interest cost	30,924	27,170	1,387	1,197
Plan participants' contributions	224	199	346	488
Amendments	3,100	2,314	261	3,402
Settlements	(48,777)	(38,330)	—	—
Actuarial loss (gain)	(307,946)	(45,476)	(14,747)	(4,944)
Foreign currency exchange rate changes	(6,564)	1,669	(921)	197
Benefits paid	(63,365)	(65,002)	(3,227)	(2,885)
Benefit obligation at end of period	$926,978	$1,308,266	$43,050	$59,301
Change in plan assets:
Fair value of plan assets at beginning of period	$1,256,799	$1,281,232	$53,512	$52,077
Actual return on plan assets	(263,881)	72,030	(6,003)	2,898
Plan participants' contributions	224	199	346	488
Company contributions	14,172	6,164	1,032	1,008
Settlements	(61,416)	(39,439)	—	—
Foreign currency exchange rate changes	(6,842)	1,615	—	—
Benefits paid	(63,365)	(65,002)	(3,271)	(2,959)
Fair value of plan assets at the end of period	875,691	1,256,799	45,616	53,512
Funded status	$(51,287)	$(51,467)	$2,566	$(5,789)
Amounts recognized in the balance sheet consist of:
Prepaid postretirement benefit obligation	$—	$—	$22,232	$20,122
Prepaid pension	9,542	10,573	—	—
Accrued employee benefits	(2,997)	(3,125)	(1,509)	(1,578)
Accumulated postretirement benefit obligation	—	—	(18,157)	(24,333)
Pension liability	(57,832)	(58,915)	—	—
Accrued benefit liability, net	$(51,287)	$(51,467)	$2,566	$(5,789)
Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost (credit)	$20,363	$20,536	$2,750	$2,520
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$877,431	$1,172,881	N/A	N/A
Accumulated benefit obligation	$873,185	$1,166,855	$17,795	$23,503
Fair value of plan assets	$816,693	$1,110,841	$—	$—
Plans with plan assets in excess of accumulated benefit obligation:
Projected benefit obligation	$49,547	$135,385	N/A	N/A
Accumulated benefit obligation	$49,547	$135,375	$25,255	$35,798
Fair value of plan assets	$58,999	$145,958	$45,616	$53,512

We record the service cost component of net periodic benefit cost within Operating income on our consolidated statements of income. For the years ended December 31, 2022, 2021 and 2020, these amounts were $11.8 million, $12.4 million and $11.3 million, respectively. All other components of net periodic benefit cost are included in Other – net on our consolidated statements of income. For the years ended December 31, 2022, 2021 and 2020, these amounts were $(4.0) million, $(92.9) million and $(31.6) million, respectively. Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits Year Ended December 31,			Other Benefits Year Ended December 31,
	2022	2021	2020	2022	2021	2020
	(In thousands)
Components of net periodic benefit cost:
Service cost	$11,116	$11,667	$10,650	$650	$760	$642
Interest cost	30,924	27,170	37,199	1,387	1,197	1,612
Expected return on plan assets	(83,254)	(81,778)	(77,298)	(2,974)	(2,891)	(2,691)
Amortization of prior service cost	3,257	3,097	3,370	26	(178)	(193)
Recognized net actuarial loss (gain)	52,202	(34,690)	6,829	(5,616)	(4,876)	(458)
Net periodic benefit cost (income)	$14,245	$(74,534)	$(19,250)	$(6,527)	$(5,988)	$(1,088)
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
Recognized net actuarial losses (gains) consist primarily of our reported actuarial losses (gains), settlements, and the differences between the actual returns on plan assets and the expected returns on plan assets. The benefit obligation of our pension plans as of December 31, 2022 and 2021 increased (decreased) by $(295.1) million and $(43.0) million, respectively, due to changes in the discount rate.
In November 2022, we completed the wind-up of our foreign salaried pension benefit plan and settled approximately $48.8 million in benefit obligations. As a result, we recognized pension settlement-related charges of $12.6 million during the year ended December 31, 2022. In December 2021, we purchased a group annuity contract that transferred certain foreign hourly pension benefit obligations of approximately $38.3 million to an insurance company for approximately 400 retirees.
Additional Information

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2022	2021	2022	2021
	(In thousands)
Decrease in accumulated other comprehensive income due to actuarial losses – before taxes	$(3,100)	$(2,314)	$(261)	$(3,402)
In the current fiscal year, we have recognized expense (income) in other comprehensive income as a component of net periodic benefit cost of approximately $3.3 million and $0.0 million for our pension benefits and other benefits, respectively.

Assumptions

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Weighted-average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	5.42%	2.91%	5.32%	2.85%

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate to determine interest cost	2.42%	1.96%	2.78%	2.42%	1.87%	2.62%
Expected return on plan assets	7.10%	6.80%	6.95%	5.67%	5.66%	5.66%
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

	2022	2021
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	7.25%	7.50%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2034	2034
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
The assets of the domestic pension plans are commingled for investment purposes and held by the trustee in the BWXT Master Trust (the "Master Trust"). For the years ended December 31, 2022 and 2021, the investment returns on domestic plan assets of the Master Trust (net of deductions for management fees) were approximately (22)% and 9%, respectively.
The following is a summary of the asset allocations for the Master Trust at December 31, 2022 and 2021 by asset category:

	December 31,
	2022	2021
Asset Category:
U.S. Government Securities	36%	32%
Commingled and Mutual Funds	25%	29%
Real Estate	16%	11%
Diversified Credit	13%	11%
Fixed Income (excluding U.S. Government Securities)	5%	11%
Partnerships with Security Holdings	3%	4%
Other	2%	2%
Total	100%	100%
The target allocation for 2023 for the domestic plans, by asset class, is as follows:

Asset Class:
Fixed Income	45%
Equities	28%
Other	27%
Foreign Plan
We sponsor the BWXT Canada Ltd. Bargaining Unit Employees' Pension Plan. We also sponsored the BWXT Canada Ltd. Salaried Non-Union Employees' Retirement Plan until its wind-up in November 2022. The following is a summary of the asset allocations of these plans at December 31, 2022 and 2021 by asset category:

	December 31,
	2022	2021
Asset Category:
Fixed Income	51%	20%
Commingled and Mutual Funds	29%	11%
Cash and Other	20%	69%
Total	100%	100%
The target allocation for 2023 for the Canadian plan, by asset class, is as follows:

Asset Class:
Fixed Income	65%
Equities	35%

Fair Value
See Note 14 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total assets for our plans measured at fair value at December 31, 2022:

	12/31/2022	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Pension and Other Benefits:
U.S. Government Securities	$305,995	$305,995	$—	$—	$—
Commingled and Mutual Funds	230,674	42,180	—	—	188,494
Real Estate	132,867	—	—	—	132,867
Diversified Credit	108,363	—	—	—	108,363
Fixed Income	95,967	35,563	—	—	60,404
Partnerships with Security Holdings	25,259	—	—	—	25,259
Cash, Cash Equivalents and Accrued Items (1)	22,182	—	—	—	22,182
Total Assets	$921,307	$383,738	$—	$—	$537,569
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
(1)During 2021, we filed for regulatory approval for the wind-up of our foreign salaried pension benefit plan. Based on those participants who elected to receive annuities upon retirement, we purchased a group annuity contract totaling $45.6 million. The wind-up of this plan was completed in 2022.
(2)Includes items that are not required to be categorized in the fair value hierarchy in order to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented in the Obligations and Funded Status table.

The following is a summary of the changes in the Plans' Level 3 instruments for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(In thousands)
Balance at beginning of period	$46,817	$—
Purchases	—	45,645
Dispositions	(35,822)	—
Realized gain (loss)	(6,988)	—
Change in unrealized gain (loss)	(652)	652
Translation	(3,355)	520
Balance at end of period	$—	$46,817
Cash Flows

	Domestic Plans		Foreign Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2023	$—	$—	$2,333	N/A
Expected benefit payments:
2023	$62,828	$2,660	$758	$544
2024	$64,396	$2,654	$892	$581
2025	$65,493	$2,601	$1,026	$626
2026	$66,355	$2,527	$1,157	$684
2027	$66,992	$2,468	$1,286	$720
2028-2032	$333,481	$11,398	$7,706	$3,784
Defined Contribution Plans
We also provide benefits under the BWXT Thrift Plan (the "Thrift Plan"). The Thrift Plan generally provides for matching employer contributions of 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, lay-off or approved disability. These matching employer contributions are made in cash and invested at the employees' discretion. We also provide service-based cash contributions under the Thrift Plan to employees not accruing benefits under our defined benefit plans. Our Canadian plans also include a defined contribution component whereby we make cash, service-based contributions. Amounts charged to expense for employer contributions under our defined contribution plans totaled approximately $37.6 million, $37.5 million and $35.8 million in the years ended December 31, 2022, 2021 and 2020, respectively.
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
In the year ended December 31, 2022, we repurchased 374,568 shares of our common stock for $20.0 million. In the year ended December 31, 2021, we repurchased 4,134,767 shares of our common stock for $225.8 million. In the year ended December 31, 2020, we repurchased 338,521 shares of our common stock for $22.0 million. As of December 31, 2022, we had approximately $397.6 million available to us for share repurchase under the $500 million authorization described above.

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
At December 31, 2022, we had a total of 3,720,491 shares of our common stock available for future awards. In the event of a change in control of the Company, the terms of the awards under the 2020 Plan contain provisions that may cause restrictions to lapse and accelerate the vesting of awards.
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
Stock-based compensation expense for all of our plans recognized for the years ended December 31, 2022, 2021 and 2020 totaled $14.6 million, $18.3 million and $16.8 million, respectively, with associated tax benefit totaling $2.3 million, $3.0 million and $2.7 million, respectively.
As of December 31, 2022, unrecognized estimated compensation expense related to nonvested awards was $13.5 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options
The following table summarizes activity for our stock options for the year ended December 31, 2022 (share data in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of period	125	$23.65
Granted	—	N/A
Exercised	(35)	$23.71
Cancelled/expired/forfeited	—	N/A
Outstanding at end of period	90	$23.62	2.0 years	$3.1
Exercisable at end of period	90	$23.62	2.0 years	$3.1
The aggregate intrinsic value included in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2022. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.
During the years ended December 31, 2022, 2021 and 2020, the total intrinsic value of stock options exercised was $1.2 million, $2.7 million and $4.7 million, respectively. The actual tax benefits realized related to the stock options exercised during the year ended December 31, 2022 totaled $0.2 million.
Performance Shares
Nonvested performance shares as of December 31, 2022 and changes during the year ended December 31, 2022 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	545	$55.90
Adjustment to assumed vesting percentage	18	$47.90
Granted	202	$45.62
Vested	(176)	$51.80
Cancelled/forfeited	(79)	$53.79
Nonvested at end of period	510	$53.01
The actual number of shares in which each participant vests is contingent upon achievement of a mix of certain targets (depending on the grant year), including return on invested capital; earnings before interest, taxes, depreciation and amortization; total shareholder return and diluted earnings per share, over a three-year performance period. The number of shares in which participants can vest ranges from zero to 200% of the initial performance shares granted, to be determined upon completion of the three-year performance period. The nonvested shares at the end of the period in the table above assumes weighted-average vesting of 123%.
The actual tax benefits realized related to the performance shares vested during the year ended December 31, 2022 totaled $1.6 million.

Restricted Stock Units
Nonvested restricted stock units as of December 31, 2022 and changes during the year ended December 31, 2022 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	221	$57.66
Granted	191	$46.33
Vested	(124)	$55.49
Cancelled/forfeited	(46)	$52.59
Nonvested at end of period	242	$50.79
The actual tax benefits realized related to the restricted stock units vested during the year ended December 31, 2022 totaled $1.3 million.
Cash-Settled Stock Appreciation Rights
The following table summarizes activity for our stock appreciation rights for the year ended December 31, 2022 (unit data in thousands):

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of period	27	$23.62
Granted	—	N/A
Exercised	(10)	$23.62
Cancelled/expired/forfeited	—	N/A
Outstanding at end of period	17	$23.62	2.2 years	$0.6
Exercisable at end of period	17	$23.62	2.2 years	$0.6
The aggregate intrinsic value included in the table above represents the total pre-tax intrinsic value that would have been received by the stock appreciation rights holders had all holders exercised their rights on December 31, 2022. The intrinsic value is calculated as the total number of stock appreciation rights multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the stock appreciation rights. This amount changes based on the price of our common stock.
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
As of December 31, 2022, we had 6,353 nonvested units valued at $58.08 per share with an assumed weighted-average vesting of 123%. The fair value is based on our closing stock price as of December 31, 2022 and is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.
Cash-Settled Restricted Stock Units
As of December 31, 2022, we had 2,394 nonvested units valued at $58.08 per share. The fair value is based on our closing stock price as of December 31, 2022 and is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.

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
Based upon our prior experience, we do not expect that any of these investigations, litigation proceedings, disputes and claims will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
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
The NRC's decommissioning regulations require our Government Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its two licensed facilities at the end of their service lives. We provided financial assurance totaling $68.1 million and $61.8 million during the years ended December 31, 2022 and 2021, respectively, with surety bonds for the ultimate decommissioning of these licensed facilities. These facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. The surety bonds noted above are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC's decommissioning regulations require our Commercial Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its CNSC-licensed facilities at the end of their service lives. We provided financial assurance totaling $43.3 million and $46.4 million during the years ended December 31, 2022 and 2021, respectively, with letters of credit and surety bonds for the ultimate decommissioning of these licensed facilities.
Our compliance with federal, foreign, state and local environmental control and protection regulations resulted in pre-tax charges of approximately $20.0 million, $17.5 million and $16.3 million in the years ended December 31, 2022, 2021 and 2020, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $1.6 million, $3.1 million and $1.2 million in the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022 and 2021, we had total environmental accruals (including asset retirement obligations) of $101.8 million and $102.4 million, respectively. Of our total environmental accruals at December 31, 2022 and 2021, $10.8 million and $9.8 million, respectively, were included in current liabilities. Inherent in the estimates of these accruals are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.

NOTE 11 – RISKS AND UNCERTAINTIES
Revenue Recognized Over Time
As of December 31, 2022, in accordance with the method of recognizing revenue over time, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-price contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.
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
NOTE 12 – FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK
The primary customer of our Government Operations segment is the U.S. Government, including some of its contractors. Our Commercial Operations segment's major customers are large utilities. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In the years ended December 31, 2022, 2021 and 2020, U.S. Government contracts accounted for approximately 76%, 76% and 77% of our total consolidated revenues, respectively. Accounts receivable due directly or indirectly from the U.S. Government represented 68% and 68% of net receivables at December 31, 2022 and 2021, respectively. In the years ended December 31, 2022, 2021 and 2020, revenues from large utility customers accounted for approximately 14%, 14% and 13% of our total consolidated revenues, respectively. Accounts receivable due directly from large utility customers represented 15% and 18% of net receivables at December 31, 2022 and 2021, respectively. See Note 15 for additional information about our major customers.
We believe that our provision for possible losses on uncollectable accounts receivable is adequate for our credit loss exposure. At December 31, 2022 and 2021, the allowances for possible losses that we deducted from Accounts receivable – trade, net on our consolidated balance sheets were $0.2 million.

NOTE 13 – INVESTMENTS
The following is a summary of our investments at December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity securities
Mutual funds	$6,352	$—	$(11)	$6,341
Available-for-sale securities
U.S. Government and agency securities	3,247	10	(4)	3,253
Corporate bonds	2,033	236	(4)	2,265
Asset-backed securities and collateralized mortgage obligations	103	—	(61)	42
Total	$11,735	$246	$(80)	$11,901
The following is a summary of our investments at December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity securities
Mutual funds	$6,001	$1,649	$—	$7,650
Available-for-sale securities
U.S. Government and agency securities	2,742	—	(4)	2,738
Corporate bonds	2,559	374	(7)	2,926
Asset-backed securities and collateralized mortgage obligations	107	—	(52)	55
Total	$11,409	$2,023	$(63)	$13,369

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
In accordance with FASB Topic Fair Value Measurements, certain investments that were measured at net asset value per share (or its equivalent) ("NAV") have not been classified in the fair value hierarchy. These investments are measured on the fair value of the underlying investments but may not be redeemable at that fair value. Certain of these investments are subject to customary redemption notice periods of up to 90 days. When appropriate, we adjust these net asset values for contributions and distributions, if any, made during the period beginning on the latest NAV valuation date and ending on our measurement date.

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
Investments
Investments primarily include U.S. Government securities, corporate bonds and mutual funds.
In general, and where applicable, we principally use a composite of observable prices and quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 and Level 2 investments.
Fair Value Measurements
The following is a summary of our investments measured at fair value at December 31, 2022:

	12/31/2022	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$6,341	$—	$6,341	$—	$—
Available-for-sale securities
U.S. Government and agency securities	3,253	3,253	—	—	—
Corporate bonds	2,265	1,714	551	—	—
Asset-backed securities and collateralized mortgage obligations	42	—	42	—	—
Total	$11,901	$4,967	$6,934	$—	$—
The following is a summary of our investments measured at fair value at December 31, 2021:

	12/31/2021	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$7,650	$—	$7,650	$—	$—
Available-for-sale securities
U.S. Government and agency securities	2,738	2,738	—	—	—
Corporate bonds	2,926	1,852	1,074	—	—
Asset-backed securities and collateralized mortgage obligations	55	—	55	—	—
Total	$13,369	$4,590	$8,779	$—	$—
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At December 31, 2022 and 2021, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $1.2 million and $(3.2) million, respectively.

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
Long-term and short-term debt. We base the fair values of debt instruments, including our Senior Notes, on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At December 31, 2022 and 2021, the fair value of our Senior Notes due 2028 was $358.0 million and $406.3 million, respectively. At December 31, 2022 and 2021, the fair value of our Senior Notes due 2029 was $352.0 million and $406.5 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at December 31, 2022 and 2021.
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

1. Information about Operations in our Different Industry Segments:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
REVENUES:
Government Operations	$1,808,483	$1,725,097	$1,763,127
Commercial Operations	427,358	407,082	371,269
Eliminations (1)	(3,007)	(8,105)	(10,880)
	$2,232,834	$2,124,074	$2,123,516
(1)Segment revenues are net of the following intersegment transfers:

Government Operations Transfers	$(2,941)	$(7,327)	$(10,327)
Commercial Operations Transfers	(66)	(778)	(553)
	$(3,007)	$(8,105)	$(10,880)

OPERATING INCOME:
Government Operations	$336,501	$329,549	$345,250
Commercial Operations	27,418	35,243	36,915
	$363,919	$364,792	$382,165
Unallocated Corporate (1)	(15,348)	(18,944)	(23,613)
Total Operating Income (2)	$348,571	$345,848	$358,552
Other Income (Expense)	(34,194)	49,865	3,620
Income before Provision for Income Taxes	$314,377	$395,713	$362,172
(1)Unallocated Corporate includes general corporate overhead not allocated to segments.
(2)The following amounts are included in Operating Income:

Losses (Gains) on Asset Disposals and Impairments, Net:
Government Operations	$(250)	$(8)	$320
Commercial Operations	6,233	(2,548)	(1,681)
Unallocated Corporate	(463)	(976)	—
	$5,520	$(3,532)	$(1,361)
Equity in Income of Investees:
Government Operations	$45,973	$33,498	$27,152
Commercial Operations	—	—	—
	$45,973	$33,498	$27,152

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
CAPITAL EXPENDITURES:
Government Operations	$103,093	$147,051	$137,197
Commercial Operations	88,853	153,571	106,614
Segment Capital Expenditures	191,946	300,622	243,811
Corporate Capital Expenditures	6,366	10,430	11,216
Total Capital Expenditures	$198,312	$311,052	$255,027
DEPRECIATION AND AMORTIZATION:
Government Operations	$47,982	$42,485	$35,398
Commercial Operations	18,805	19,884	18,431
Segment Depreciation and Amortization	66,787	62,369	53,829
Corporate Depreciation and Amortization	7,055	6,711	6,845
Total Depreciation and Amortization	$73,842	$69,080	$60,674

	December 31,
	2022	2021	2020
	(In thousands)
SEGMENT ASSETS:
Government Operations	$1,498,472	$1,430,863	$1,353,122
Commercial Operations	1,005,545	976,382	830,226
Segment Assets	2,504,017	2,407,245	2,183,348
Corporate Assets	114,922	94,135	110,155
Total Assets	$2,618,939	$2,501,380	$2,293,503
INVESTMENT IN UNCONSOLIDATED AFFILIATES:
Government Operations	$100,198	$85,284	$71,806
Commercial Operations	—	—	—
Total Investment in Unconsolidated Affiliates	$100,198	$85,284	$71,806
2. Information about our Product and Service Lines:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
REVENUES:
Government Operations:
Nuclear Components and Fuel	$1,494,810	$1,481,416	$1,512,980
Downblending and Nuclear Services	233,197	198,420	207,221
Advanced Reactor Design and Engineering	80,476	45,261	42,926
	1,808,483	1,725,097	1,763,127
Commercial Operations:
Nuclear Manufacturing	221,458	246,444	250,585
Nuclear Services and Engineering	205,900	160,638	120,684
	427,358	407,082	371,269
Eliminations	(3,007)	(8,105)	(10,880)
	$2,232,834	$2,124,074	$2,123,516
3. Information about our Consolidated Operations in Different Geographic Areas:

	December 31,
	2022	2021	2020
	(In thousands)
NET PROPERTY, PLANT AND EQUIPMENT:
United States	$743,767	$698,772	$603,518
Canada	389,490	346,868	212,953
United Kingdom	1,640	—	—
	$1,134,897	$1,045,640	$816,471
See Note 3 for revenues by geographic area for each of our segments.
4. Information about our Major Customers:
In the years ended December 31, 2022, 2021 and 2020, sales to the U.S. Government accounted for approximately 94%, 95% and 94% of our Government Operations segment revenues, respectively. In the years ended December 31, 2022, 2021 and 2020, sales to large utility customers accounted for approximately 74%, 75% and 73% of our Commercial Operations segment revenues, respectively.

NOTE 16 – QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022 Quarter Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
	(In thousands, except per share amounts)
Revenues	$530,738	$554,208	$523,711	$624,177
Operating income (1)	$71,573	$95,237	$79,878	$101,883
Equity in income of investees	$8,779	$11,319	$14,783	$11,092
Net Income Attributable to BWX Technologies, Inc.	$59,010	$74,613	$61,603	$42,965
Earnings per common share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.64	$0.82	$0.67	$0.47
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.64	$0.82	$0.67	$0.47
(1)Includes equity in income of investees.

	Year Ended December 31, 2021 Quarter Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
	(In thousands, except per share amounts)
Revenues	$528,273	$505,099	$498,727	$591,975
Operating income (1)	$82,414	$73,751	$87,468	$102,215
Equity in income of investees	$8,316	$7,263	$10,618	$7,301
Net Income Attributable to BWX Technologies, Inc.	$69,749	$59,347	$59,914	$116,861
Earnings per common share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.73	$0.62	$0.64	$1.27
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.73	$0.62	$0.63	$1.26
(1)Includes equity in income of investees.
In the quarter ended June 30, 2022, we recognized an unfavorable contract adjustment of $11.3 million related to the manufacture of non-nuclear components. In the quarter ended September 30, 2021, we recognized an early redemption premium of $10.8 million and wrote-off deferred debt issuance costs totaling $4.2 million.
We immediately recognize actuarial gains (losses) for our pension and postretirement benefit plans in earnings as a component of net periodic benefit cost. Recorded in the quarters ended December 31, 2022 and 2021, the effects of these adjustments on pre-tax income were $(46.6) million and $39.6 million, respectively.

NOTE 17 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except shares and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$238,191	$305,871	$278,670
Weighted-average common shares	91,447,088	94,278,894	95,457,193
Basic earnings per common share	$2.60	$3.24	$2.92
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$238,191	$305,871	$278,670
Weighted-average common shares (basic)	91,447,088	94,278,894	95,457,193
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	255,023	239,528	269,304
Adjusted weighted-average common shares	91,702,111	94,518,422	95,726,497
Diluted earnings per common share	$2.60	$3.24	$2.91
(1)At December 31, 2022, 2021 and 2020, we excluded 10,419, 0 and 0 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. It should be noted that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2022. Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2022, and their report is included in this Item 9A.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of BWX Technologies, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BWX Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.
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
February 23, 2023
Item 9B.    OTHER INFORMATION
None.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors" and "Named Executive Profiles" in the Proxy Statement for our 2023 Annual Meeting of Stockholders. The information required by this item with respect to our Code of Business Conduct and compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the headings "Code of Business Conduct" and "Section 16(a) Beneficial Ownership Compliance" in the Proxy Statement for our 2023 Annual Meeting of Stockholders. The information required by this item with respect to the audit committee financial experts is incorporated by reference to the material appearing in "Director Independence" and "Audit and Finance Committee" under the heading "Corporate Governance – Board of Directors and Its Committees" in the Proxy Statement for our 2023 Annual Meeting of Stockholders.
Item 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the material appearing under the headings "Compensation Discussion and Analysis," "Compensation of Directors," "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation" section under the heading "Corporate Governance – Board of Directors and Its Committees," and "Compensation Committee Report" in the Proxy Statement for our 2023 Annual Meeting of Stockholders.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the material appearing under the headings "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for our 2023 Annual Meeting of Stockholders.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the headings "Corporate Governance – Director Independence" and "Certain Relationships and Related Transactions" in the Proxy Statement for our 2023 Annual Meeting of Stockholders.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Deloitte & Touche LLP, Charlotte, NC, PCAOB ID: 34.
The information required by this item is incorporated by reference to the material appearing under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2023" in the Proxy Statement for our 2023 Annual Meeting of Stockholders.

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report or incorporated by reference:
1.CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements for the Years Ended December 31, 2022, 2021 and 2020
2.CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
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

10.12*
2010 Long-Term Incentive Plan of the Company as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.13*	BWX Technologies, Inc. 2020 Omnibus Incentive plan (incorporated by reference to Appendix B to the Company's Proxy Statement, dated March 17, 2020 (File No. 1-34658)).

10.14*
Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-34658)).

10.15*
Form of 2020 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 1-34658)).

10.16*
Form of 2020 Performance Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 1-34658)).

10.17*
Form of 2021 Performance Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-34658)).

10.18*
Form of 2021 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-34658)).

10.19*
Form of 2022 Performance Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 1-34658)).

10.20*
Form of 2022 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 1-34658)).

10.21*
Form of Director and Officer Indemnification Agreement entered into between the Company and each of its directors and selected officers effective July 1, 2015 (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

Exhibit Number	Description

10.22
Joinder Agreement, dated as of May 24, 2019, between BWXT Advanced Technologies LLC and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 1-34658)).

10.23
Joinder Agreement, dated as of February 13, 2020, between Laker Energy Products Ltd. and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-34658)).

10.24
Joinder Agreement, dated as of July 9, 2020, between BWXT Mt. Athos, LLC and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-34658)).

10.25
Supplemental Indenture No. 2, dated as of May 25, 2022, between Citadel Capital Corporation, Cunico Corporation and U.S. Bank Trust Company, National Association, as Trustee under the indenture, dated as of June 12, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 1-34658)).

10.26
Supplemental Indenture No. 2, dated as of May 25, 2022, between Citadel Capital Corporation, Cunico Corporation and U.S. Bank Trust Company, National Association, as Trustee under the indenture, dated as of April 13, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 1-34658)).

10.27*
Transition Agreement, dated November 4, 2021, between David S. Black and the Company (incorporated by reference to Exhibit 10.29 to the Company's Annual Report of Form 10-K for the year ended December 31, 2021 (File No. 1-34658)).

10.28*
Non-Competition and Non-Solicitation Agreement, dated July 15, 2022, between Joel W. Duling and the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report of Form 10-Q for the quarter ended September 30, 2022 (File No. 1-34658)).

10.29*
Transition Agreement, dated August 19, 2022, between Richard W. Loving and the Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report of Form 10-Q for the quarter ended September 30, 2022 (File No. 1-34658)).

10.30*	Transition Agreement, dated December 29, 2022, between Thomas E. McCabe and the Company.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BWX TECHNOLOGIES, INC.

/s/ Rex D. Geveden
February 23, 2023	By:	Rex D. Geveden
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ Rex D. Geveden	President, Chief Executive Officer and Director
Rex D. Geveden	(Principal Executive Officer)

/s/ Robb A. LeMasters	Senior Vice President and Chief Financial Officer
Robb A. LeMasters	(Principal Financial Officer and Duly Authorized Representative)

/s/ Mike T. Fitzgerald	Vice President, Finance and Chief Accounting Officer
Mike T. Fitzgerald	(Principal Accounting Officer and Duly Authorized Representative)

/s/ Jan A. Bertsch	Independent Board Chair
Jan A. Bertsch

/s/ Gerhard F. Burbach	Director
Gerhard F. Burbach

/s/ James M. Jaska	Director
James M. Jaska

/s/ Kenneth J. Krieg	Director
Kenneth J. Krieg

/s/ Leland D. Melvin	Director
Leland D. Melvin

/s/ Robert L. Nardelli	Director
Robert L. Nardelli

/s/ Barbara A. Niland	Director
Barbara A. Niland

/s/ John M. Richardson	Director
John M. Richardson
February 23, 2023