Form 10-Q
period 2023-03-31
BWX Technologies, Inc.
filed 2023-05-08
CIK 1486957

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
For the quarterly period ended March 31, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at May 4, 2023 was 91,447,674.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2023	December 31, 2022
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$42,051	$35,244
Restricted cash and cash equivalents	2,955	2,928
Investments	3,847	3,804
Accounts receivable – trade, net	71,760	60,782
Accounts receivable – other	17,699	26,894
Retainages	81,842	48,566
Contracts in progress	567,069	538,365
Other current assets	64,506	55,036
Total Current Assets	851,729	771,619
Property, Plant and Equipment, Net	1,152,092	1,134,897
Investments	8,386	8,097
Goodwill	293,676	293,165
Deferred Income Taxes	21,349	20,585
Investments in Unconsolidated Affiliates	106,052	100,198
Intangible Assets	191,344	193,612
Other Assets	94,280	96,766
TOTAL	$2,718,908	$2,618,939
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2023	December 31, 2022
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current portion of long-term debt	$6,250	$6,250
Accounts payable	137,583	127,112
Accrued employee benefits	40,870	61,079
Accrued liabilities – other	74,601	84,693
Advance billings on contracts	89,553	88,726
Total Current Liabilities	348,857	367,860
Long-Term Debt	1,361,574	1,282,624
Accumulated Postretirement Benefit Obligation	17,910	18,157
Environmental Liabilities	92,797	90,989
Pension Liability	55,602	57,832
Other Liabilities	54,160	53,122
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 127,968,717 and 127,671,756 shares at March 31, 2023 and December 31, 2022, respectively	1,280	1,277
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	193,225	189,263
Retained earnings	1,972,831	1,932,970
Treasury stock at cost, 36,529,856 and 36,417,480 shares at March 31, 2023 and December 31, 2022, respectively	(1,360,173)	(1,353,270)
Accumulated other comprehensive income (loss)	(19,034)	(21,930)
Stockholders' Equity – BWX Technologies, Inc.	788,129	748,310
Noncontrolling interest	(121)	45
Total Stockholders' Equity	788,008	748,355
TOTAL	$2,718,908	$2,618,939
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2023	2022
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$568,360	$530,738
Costs and Expenses:
Cost of operations	431,130	404,827
Research and development costs	2,204	2,953
Losses (gains) on asset disposals and impairments, net	(6)	30
Selling, general and administrative expenses	60,835	60,134
Total Costs and Expenses	494,163	467,944
Equity in Income of Investees	13,645	8,779
Operating Income	87,842	71,573
Other Income (Expense):
Interest income	463	117
Interest expense	(10,819)	(7,051)
Other – net	2,188	12,809
Total Other Income (Expense)	(8,168)	5,875
Income before Provision for Income Taxes	79,674	77,448
Provision for Income Taxes	18,681	18,374
Net Income	$60,993	$59,074
Net Loss (Income) Attributable to Noncontrolling Interest	99	(64)
Net Income Attributable to BWX Technologies, Inc.	$61,092	$59,010
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.67	$0.64
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.67	$0.64
Shares used in the computation of earnings per share (Note 9):
Basic	91,503,988	91,563,598
Diluted	91,799,690	91,800,294
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2023	2022
	(Unaudited) (In thousands)
Net Income	$60,993	$59,074
Other Comprehensive Income (Loss):
Currency translation adjustments	1,694	5,365
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $(231) and $36, respectively	677	(108)
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $43 and $(52), respectively	(123)	152
Amortization of benefit plan costs, net of tax benefit of $(173) and $(163), respectively	657	651
Unrealized losses on investments arising during the period, net of tax benefit of $2 and $6, respectively	(9)	(24)
Other Comprehensive Income (Loss)	2,896	6,036
Total Comprehensive Income	63,889	65,110
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	99	(64)
Comprehensive Income Attributable to BWX Technologies, Inc.	$63,988	$65,046
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2022	127,671,756	$1,277	$189,263	$1,932,970	$(21,930)	$(1,353,270)	$748,310	$45	$748,355
Net income (loss)	—	—	—	61,092	—	—	61,092	(99)	60,993
Dividends declared ($0.23 per share)	—	—	—	(21,231)	—	—	(21,231)	—	(21,231)
Currency translation adjustments	—	—	—	—	1,694	—	1,694	—	1,694
Derivative financial instruments	—	—	—	—	554	—	554	—	554
Defined benefit obligations	—	—	—	—	657	—	657	—	657
Available-for-sale investments	—	—	—	—	(9)	—	(9)	—	(9)
Exercises of stock options	3,000	2	70	—	—	—	72	—	72
Shares placed in treasury	—	—	—	—	—	(6,903)	(6,903)	—	(6,903)
Stock-based compensation charges	293,961	1	3,892	—	—	—	3,893	—	3,893
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(67)	(67)
Balance March 31, 2023 (unaudited)	127,968,717	$1,280	$193,225	$1,972,831	$(19,034)	$(1,360,173)	$788,129	$(121)	$788,008

Balance December 31, 2021	127,311,985	$1,273	$174,288	$1,775,751	$12,143	$(1,326,280)	$637,175	$60	$637,235
Net income	—	—	—	59,010	—	—	59,010	64	59,074
Dividends declared ($0.22 per share)	—	—	—	(20,279)	—	—	(20,279)	—	(20,279)
Currency translation adjustments	—	—	—	—	5,365	—	5,365	—	5,365
Derivative financial instruments	—	—	—	—	44	—	44	—	44
Defined benefit obligations	—	—	—	—	651	—	651	—	651
Available-for-sale investments	—	—	—	—	(24)	—	(24)	—	(24)
Exercises of stock options	—	—	—	—	—	—	—	—	—
Shares placed in treasury	—	—	—	—	—	(26,011)	(26,011)	—	(26,011)
Stock-based compensation charges	279,242	3	3,955	—	—	—	3,958	—	3,958
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(59)	(59)
Balance March 31, 2022 (unaudited)	127,591,227	$1,276	$178,243	$1,814,482	$18,179	$(1,352,291)	$659,889	$65	$659,954
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$60,993	$59,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,020	17,620
Income of investees, net of dividends	(5,855)	(2,975)
Recognition of losses for pension and postretirement plans	830	814
Stock-based compensation expense	3,893	3,958
Other, net	495	1,413
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,268)	11,765
Accounts payable	8,135	(33,490)
Retainages	(33,276)	(26,148)
Contracts in progress and advance billings on contracts	(27,471)	(18,014)
Income taxes	3,096	11,958
Accrued and other current liabilities	(9,315)	(5,283)
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(23,097)	(25,714)
Other, net	(6,204)	(362)
NET CASH USED IN OPERATING ACTIVITIES	(13,024)	(5,384)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(29,780)	(52,411)
Purchases of securities	(1,431)	(1,121)
Sales and maturities of securities	1,425	1,126
Investments, net of return of capital, in equity method investees	—	(13,600)
Other, net	6	79
NET CASH USED IN INVESTING ACTIVITIES	(29,780)	(65,927)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	127,000	145,300
Repayments of long-term debt	(48,563)	(35,300)
Repurchases of common stock	—	(20,000)
Dividends paid to common shareholders	(21,667)	(20,666)
Cash paid for shares withheld to satisfy employee taxes	(6,903)	(6,011)
Settlements of forward contracts, net	(535)	(2,690)
Other, net	4	(59)
NET CASH PROVIDED BY FINANCING ACTIVITIES	49,336	60,574
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	7	277
TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	6,539	(10,460)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,990	39,775
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,529	$29,315
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,174	$1,900
Income taxes (net of refunds)	$15,474	$6,283
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$11,824	$11,785
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the condensed consolidated financial statements of BWX Technologies, Inc. ("BWXT" or the "Company") in U.S. dollars in accordance with the interim reporting requirements of Form 10-Q, Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States ("GAAP"). Certain financial information and disclosures normally included in our financial statements prepared annually in accordance with GAAP have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2022 (our "2022 10-K"). We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation.
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported in our condensed consolidated statements of cash flows to conform to the presentation for the three months ended March 31, 2023. We classify assets and liabilities related to long-term contracts as current using the duration of the related contract or program as our operating cycle, which is generally longer than one year. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
Unless the context otherwise indicates, "we," "us" and "our" mean BWXT and its consolidated subsidiaries.
Reportable Segments
We operate in two reportable segments: Government Operations and Commercial Operations. Our reportable segments are further described as follows:
•Our Government Operations segment manufactures naval nuclear reactors, including the related nuclear fuel, for the U.S. Naval Nuclear Propulsion Program for use in submarines and aircraft carriers. Through this segment, we also fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons, manufacture electro-mechanical equipment, perform design, manufacturing, inspection, assembly and testing activities and downblend Cold War-era government stockpiles of high-enriched uranium. In addition, we supply proprietary and sole-source valves, manifolds and fittings to global naval and commercial shipping customers. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. This segment also provides various other services, primarily through joint ventures, to the U.S. Government including nuclear materials management and operation, environmental management and administrative and operating services for various U.S. Government-owned facilities. These services are primarily provided to the U.S. Department of Energy ("DOE"), including the National Nuclear Security Administration, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management, the Department of Defense and NASA. In addition, this segment also develops technology for advanced nuclear reactors for a variety of power and propulsion applications in the space and terrestrial domains and offers complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for these programs.
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

See Note 8 and Note 3 for financial information about our segments. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and notes included in our 2022 10-K.
Recently Adopted Accounting Standards
There were no accounting standards adopted during the three months ended March 31, 2023 that had a significant impact on our financial position, results of operations, cash flows or disclosures.
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
Provision for Income Taxes
We are subject to federal income tax in the U.S., Canada, and the U.K., as well as income tax within multiple U.S. state jurisdictions. We provide for income taxes based on the enacted tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to nominal rates and with respect to the basis on which these rates are applied. This variation, along with changes in our mix of income within these jurisdictions, can contribute to shifts in our effective tax rate from period to period.
Our effective tax rate for the three months ended March 31, 2023 was 23.4% as compared to 23.7% for the three months ended March 31, 2022. The effective tax rates for the three months ended March 31, 2023 and 2022 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our foreign earnings.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At March 31, 2023, we had restricted cash and cash equivalents totaling $5.5 million, $2.5 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.0 million of which was held to meet reinsurance reserve requirements of our captive insurer.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statements of cash flows:

	March 31, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$42,051	$35,244
Restricted cash and cash equivalents	2,955	2,928
Restricted cash and cash equivalents included in Other Assets	2,523	2,818
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statement of cash flows	$47,529	$40,990

Inventories
At March 31, 2023 and December 31, 2022, Other current assets included inventories totaling $30.0 million and $22.9 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment, Net
Property, plant and equipment, net is stated at cost and is set forth below:

	March 31, 2023	December 31, 2022
	(In thousands)
Land	$9,845	$9,844
Buildings	372,364	365,955
Machinery and equipment	1,041,367	1,026,024
Property under construction	526,112	515,494
	1,949,688	1,917,317
Less: Accumulated depreciation	797,596	782,420
Property, Plant and Equipment, Net	$1,152,092	$1,134,897
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Currency translation adjustments	$(2,513)	$(4,207)
Net unrealized gain on derivative financial instruments	659	105
Unrecognized prior service cost on benefit obligations	(17,298)	(17,955)
Net unrealized gain on available-for-sale investments	118	127
Accumulated other comprehensive income (loss)	$(19,034)	$(21,930)
The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended March 31,
	2023	2022
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)		Line Item Presented
Realized gain (loss) on derivative financial instruments	$29	$89	Revenues
	137	(293)	Cost of operations
	166	(204)	Total before tax
	(43)	52	Provision for Income Taxes
	$123	$(152)	Net Income
Amortization of prior service cost on benefit obligations	$(830)	$(814)	Other – net
	173	163	Provision for Income Taxes
	$(657)	$(651)	Net Income
Total reclassification for the period	$(534)	$(803)
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
We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments and loans between domestic and foreign subsidiaries denominated in foreign currencies. We record these contracts at fair value on our condensed consolidated balance sheets. Based on the hedge designation at the inception of the contract, the related gains and losses on these contracts are deferred in stockholders' equity as a component of Accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of Other – net on our condensed consolidated statements of income and are recorded in our condensed consolidated statements of cash flows based on the nature and use of the instruments.
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At March 31, 2023, we had deferred approximately $0.7 million of net gains on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended March 31, 2023 and 2022, we recognized (gains) losses of $(0.7) million and $7.9 million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedging instruments.
At March 31, 2023, our derivative financial instruments consisted of FX forward contracts with a total notional value of $477.6 million with maturities extending to June 2025. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.
NOTE 2 – ACQUISITIONS
Dynamic Controls Limited and Citadel Capital Corporation
On April 11, 2022, our subsidiary BWXT Government Group, Inc. acquired all of the outstanding stock of U.K.-based Dynamic Controls Limited ("Dynamic") and U.S.-based Citadel Capital Corporation, along with its wholly-owned subsidiary, Cunico Corporation ("Cunico"), for approximately $49.9 million. Our purchase price allocation resulted in the recognition of $28.5 million of Intangible Assets, $6.4 million of inventory and $16.6 million of Goodwill. In addition, we recognized right-of-use assets and lease liabilities of $7.2 million. Dynamic and Cunico are suppliers of highly-engineered, proprietary valves, manifolds and fittings for global naval nuclear and diesel-electric submarines, surface warfare ships and commercial shipping vessels. These companies are reported as part of our Government Operations segment.
The intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
Customer relationships	$17,700	21 years
Backlog	$6,600	5 years
Unpatented technology	$4,200	8 years

NOTE 3 – REVENUE RECOGNITION
As described in Note 1, our operations are assessed based on two reportable segments.
Disaggregated Revenues
Revenues by geographic area and customer type were as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$431,578	$—	$431,578	$406,247	$—	$406,247
Non-Government	23,692	11,278	34,970	23,558	7,214	30,772
	$455,270	$11,278	$466,548	$429,805	$7,214	$437,019
Canada:
Government	$51	$—	$51	$—	$—	$—
Non-Government	208	93,019	93,227	978	90,398	91,376
	$259	$93,019	$93,278	$978	$90,398	$91,376
Other:
Government	$1,148	$—	$1,148	$—	$—	$—
Non-Government	3,209	4,627	7,836	994	2,338	3,332
	$4,357	$4,627	$8,984	$994	$2,338	$3,332
Segment Revenues	$459,886	$108,924	568,810	$431,777	$99,950	531,727
Eliminations			(450)			(989)
Revenues			$568,360			$530,738
Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$454,811	$95,952	$550,763	$431,749	$85,915	$517,664
Point-in-time	5,075	12,972	18,047	28	14,035	14,063
Segment Revenues	$459,886	$108,924	568,810	$431,777	$99,950	531,727
Eliminations			(450)			(989)
Revenues			$568,360			$530,738

Revenues by contract type were as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$292,159	$4,184	$296,343	$301,425	$2,547	$303,972
Firm-Fixed-Price	94,718	71,552	166,270	83,566	77,982	161,548
Cost-Plus Fee	72,815	—	72,815	45,518	—	45,518
Time-and-Materials	194	33,188	33,382	1,268	19,421	20,689
Segment Revenues	$459,886	$108,924	568,810	$431,777	$99,950	531,727
Eliminations			(450)			(989)
Revenues			$568,360			$530,738
Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the three months ended March 31, 2023 and 2022, we recognized net unfavorable changes in estimates that resulted in decreases in revenues of $7.8 million and $5.2 million, respectively.
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

	March 31,	December 31,
	2023	2022
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$550,119	$521,291
Retainages	$81,842	$48,566
Advance billings on contracts	$89,553	$88,726
During the three months ended March 31, 2023 and 2022, we recognized $39.5 million and $38.7 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. At March 31, 2023, our remaining performance obligations were $3,774.4 million. We expect to recognize approximately 65% of the revenue associated with our remaining performance obligations by the end of 2024, with the remainder to be recognized thereafter.

NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended March 31, 2023 and 2022, these amounts were $2.0 million and $3.1 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended March 31, 2023 and 2022, these amounts were $(2.5) million and $(12.6) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
	(In thousands)
Service cost	$1,879	$2,917	$85	$165
Interest cost	11,910	7,821	535	347
Expected return on plan assets	(15,110)	(20,868)	(634)	(738)
Amortization of prior service cost	820	807	10	7
Net periodic benefit income	$(501)	$(9,323)	$(4)	$(219)
NOTE 5 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.
NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at March 31, 2023:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$6,668	$—	$6,668	$—	$—
Available-for-sale securities
U.S. Government and agency securities	3,295	3,295	—	—	—
Corporate bonds	2,229	1,677	552	—	—
Asset-backed securities and collateralized mortgage obligations	41	—	41	—	—
Total	$12,233	$4,972	$7,261	$—	$—
The following is a summary of our investments measured at fair value at December 31, 2022:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$6,341	$—	$6,341	$—	$—
Available-for-sale securities
U.S. Government and agency securities	3,253	3,253	—	—	—
Corporate bonds	2,265	1,714	551	—	—
Asset-backed securities and collateralized mortgage obligations	42	—	42	—	—
Total	$11,901	$4,967	$6,934	$—	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At March 31, 2023 and December 31, 2022, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $0.7 million and $1.2 million, respectively. Derivative assets and liabilities are included in Accounts receivable – other and Accounts payable, respectively, on our condensed consolidated balance sheets.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our 4.125% senior notes due 2028 (the "Senior Notes due 2028") and our 4.125% senior notes due 2029 (the "Senior Notes due 2029"), on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At March 31, 2023 and December 31, 2022, the fair value of the Senior Notes due 2028 was $361.0 million and $358.0 million, respectively, and the fair value of the Senior Notes due 2029 was $355.3 million and $352.0 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at March 31, 2023 and December 31, 2022.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended March 31, 2023 and 2022 totaled $3.9 million and $4.1 million, respectively, with associated tax benefit totaling $0.6 million and $0.7 million, respectively.

NOTE 8 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on two reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
REVENUES:
Government Operations	$459,886	$431,777
Commercial Operations	108,924	99,950
Eliminations (1)	(450)	(989)
	$568,360	$530,738
(1)Segment revenues are net of the following intersegment transfers:

Government Operations Transfers	$(400)	$(923)
Commercial Operations Transfers	(50)	(66)
	$(450)	$(989)
OPERATING INCOME:
Government Operations	$90,560	$72,231
Commercial Operations	1,513	3,962
	$92,073	$76,193
Unallocated Corporate (2)	(4,231)	(4,620)
Total Operating Income	$87,842	$71,573
Other Income (Expense)	(8,168)	5,875
Income before Provision for Income Taxes	$79,674	$77,448
(2)Unallocated corporate includes general corporate overhead not allocated to segments.
NOTE 9 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$61,092	$59,010
Weighted-average common shares	91,503,988	91,563,598
Basic earnings per common share	$0.67	$0.64
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$61,092	$59,010
Weighted-average common shares (basic)	91,503,988	91,563,598
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	295,702	236,696
Adjusted weighted-average common shares	91,799,690	91,800,294
Diluted earnings per common share	$0.67	$0.64
(1)At March 31, 2023 and 2022, we excluded 248,095 and 221,559 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in Part I of this quarterly report on Form 10-Q ("Report"), as well as the audited consolidated financial statements and the related notes and Item 7 of our annual report on Form 10-K for the year ended December 31, 2022 (our "2022 10-K").
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
We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our Company, industries and business environment. We caution that these statements are not guarantees of future performance and you should not rely unduly on them as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in Item 1A of our 2022 10-K, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
We have discussed many of these factors in more detail elsewhere in this Report. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this Report or in our 2022 10-K could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update or review any forward-looking statement or our description of important factors, whether as a result of new information, future events or otherwise, except as required by applicable laws.
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
Our Commercial Operations segment's overall activity primarily depends on the demand and competitiveness of nuclear energy and the demand for critical radioisotopes and radiopharmaceuticals. A significant portion of our Commercial Operations segment's operations depends on the timing of maintenance outages, the cyclical nature of capital expenditures and major refurbishment and life extension projects, as well as the demand for nuclear fuel and fuel handling equipment primarily in the Canadian market, which could cause variability in our financial results.
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
Critical Accounting Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 of our 2022 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023.
Accounting for Contracts
On certain of our performance obligations, we recognize revenue over time. In accordance with FASB Topic Revenue from Contracts with Customers, we are required to estimate the total amount of costs on these performance obligations. As of March 31, 2023, we have provided for the estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract revenues and costs. A principal risk on fixed-price contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in the cost of labor, forecasted labor productivity or raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows.
During the three months ended March 31, 2023 and 2022, we recognized net changes in estimates related to contracts that recognize revenue over time, which decreased operating income by approximately $7.8 million and $5.2 million, respectively.

Results of Operations – Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022
Selected financial highlights are presented in the table below:

	Three Months Ended March 31,
	2023	2022	$ Change
	(In thousands)
REVENUES:
Government Operations	$459,886	$431,777	$28,109
Commercial Operations	108,924	99,950	8,974
Eliminations	(450)	(989)	539
	$568,360	$530,738	$37,622
OPERATING INCOME:
Government Operations	$90,560	$72,231	$18,329
Commercial Operations	1,513	3,962	(2,449)
	$92,073	$76,193	$15,880
Unallocated Corporate	(4,231)	(4,620)	389
Total Operating Income	$87,842	$71,573	$16,269
Consolidated Results of Operations
Consolidated revenues increased 7.1%, or $37.6 million, to $568.4 million in the three months ended March 31, 2023 compared to $530.7 million for the corresponding period of 2022, primarily due to increases in our Government Operations and Commercial Operations segments of $28.1 million and $9.0 million, respectively.
Consolidated operating income increased $16.3 million to $87.8 million in the three months ended March 31, 2023 compared to $71.6 million for the corresponding period of 2022. Operating income in our Government Operations segment increased $18.3 million and we also experienced lower Unallocated Corporate expenses of $0.4 million. These increases were partially offset by lower operating income in our Commercial Operations segment of $2.4 million when compared to the prior year.
Government Operations

	Three Months Ended March 31,
	2023	2022	$ Change
	(In thousands)
Revenues	$459,886	$431,777	$28,109
Operating Income	$90,560	$72,231	$18,329
% of Revenues	19.7%	16.7%
Revenues increased 6.5%, or $28.1 million, to $459.9 million in the three months ended March 31, 2023 compared to $431.8 million for the corresponding period of 2022. The increase was primarily driven by higher volume in the manufacture of nuclear components for U.S. Government programs, resulting in an increase in revenues of $31.3 million when compared to the prior year. Continued growth in design and engineering work executed by our advanced technologies business, particularly in the defense market, resulted in additional revenues of $9.7 million. These increases were partially offset by the timing of long-lead material procurements when compared to the corresponding period in the prior year.
Operating income increased $18.3 million to $90.6 million in the three months ended March 31, 2023 compared to $72.2 million for the corresponding period of 2022. The increase was due to the operating income impact of the changes in revenues noted above which included additional benefits associated with favorable product line mix. In addition, we also experienced an increase in operating income of $6.1 million associated with improved performance at several of the U.S. Government facilities that we manage, inclusive of the Savannah River Site Integrated Mission Completion Contract that began in February 2022.

Commercial Operations

	Three Months Ended March 31,
	2023	2022	$ Change
	(In thousands)
Revenues	$108,924	$99,950	$8,974
Operating Income	$1,513	$3,962	$(2,449)
% of Revenues	1.4%	4.0%
Revenues increased 9.0%, or $9.0 million, to $108.9 million in the three months ended March 31, 2023 compared to $100.0 million for the corresponding period of 2022. The increase was primarily related to higher volume in our nuclear components manufacturing business as well as increases in revenues associated with nuclear fuel handling and in-plant inspection, maintenance and modification services.
Operating income decreased $2.4 million to $1.5 million in the three months ended March 31, 2023 compared to $4.0 million in 2022. The decrease was due to a shift in our project and product line mix as well as an increase in restructuring-related costs of $1.2 million.
Unallocated Corporate
Unallocated corporate expenses decreased $0.4 million in the three months ended March 31, 2023 compared to the corresponding period of 2022, primarily due to a decrease in legal and consulting costs associated with due diligence activities when compared to the prior year which was partially offset by an increase in healthcare costs.
Provision for Income Taxes

	Three Months Ended March 31,
	2023	2022	$ Change
	(In thousands)
Income before Provision for Income Taxes	$79,674	$77,448	$2,226
Provision for Income Taxes	$18,681	$18,374	$307
Effective Tax Rate	23.4%	23.7%
We primarily operate in the U.S., Canada and the U.K. and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21%, our Canadian tax provision based on the Canadian local statutory rate of approximately 25%, and our U.K. tax provision based on the U.K. local statutory rate of 25%.
Our effective tax rate for the three months ended March 31, 2023 was 23.4% as compared to 23.7% for the three months ended March 31, 2022. The effective tax rates for the three months ended March 31, 2023 and 2022 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our foreign earnings.
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

	March 31, 2023	December 31, 2022
	(In approximate millions)
Government Operations	$3,109	$3,515
Commercial Operations	665	629
Total Backlog	$3,774	$4,144
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Government Operations segment.
As of March 31, 2023, our ending backlog was $3,774.4 million, which included $96.3 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 65% of the revenue associated with our backlog by the end of 2024, with the remainder to be recognized thereafter.
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
The value of unexercised options excluded from backlog as of March 31, 2023, was approximately $200 million, which is expected to be awarded in annual installments through 2024, subject to annual Congressional appropriations.
Liquidity and Capital Resources
Credit Facility
On October 12, 2022, we entered into an Amended and Restated Credit Agreement (the "Credit Facility") with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Credit Facility consists of a $750 million senior secured revolving credit facility (the "Revolving Credit Facility") and a $250 million senior secured term A loan (the "Term Loan"). The Revolving Credit Facility and the Term Loan are scheduled to mature on October 12, 2027. The proceeds of loans under the Credit Facility are available for working capital needs, permitted acquisitions and other general corporate purposes.
The Credit Facility allows for additional parties to become lenders and, subject to certain conditions, for the increase of the commitments under the Credit Facility, subject to an aggregate maximum for all additional commitments of (1) the greater of (a) $400 million and (b) 100% of EBITDA, as defined in the Credit Facility, for the last four full fiscal quarters, plus (2) all voluntary prepayments of the Term Loan, plus (3) additional amounts provided the Company is in compliance with a pro forma first lien net leverage ratio test of less than or equal to 2.50 to 1.00.
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
The Credit Facility requires interest payments on outstanding loans on a periodic basis until maturity. We are required to make quarterly amortization payments on the Term Loan in an amount equal to (i) 0.625% of the initial aggregate principal amount of the Term Loan on the last business day of each quarter beginning the quarter ended March 31, 2023 and ending the quarter ending December 31, 2024 and (ii) 1.25% of the initial aggregate principal amount of the Term Loan on the last business day of each quarter ending after December 31, 2024, with the balance of the Term Loan due at maturity. We may prepay all loans under the Credit Facility at any time without premium or penalty (other than customary Term SOFR breakage costs), subject to notice requirements.
The Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted total net leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of March 31, 2023, we were in compliance with all covenants set forth in the Credit Facility.

Outstanding loans under the Credit Facility bear interest at our option at either (1) the Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Revolving Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Revolving Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our total net leverage ratio. Based on the total net leverage ratio applicable at March 31, 2023, the margin for Term SOFR and base rate loans was 1.25% and 0.25%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.25% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of March 31, 2023, borrowings under the Term Loan totaled $248.4 million, borrowings and letters of credit issued under the Revolving Credit Facility totaled $330.0 million and $2.6 million, respectively, and we had $417.4 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of March 31, 2023, the weighted-average interest rate on outstanding borrowings under the Credit Facility was 6.17%.
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
We may redeem the Senior Notes due 2028, in whole or in part, at any time on or after June 30, 2023 at a redemption price equal to (i) 102.063% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on June 30, 2023, (ii) 101.031% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on June 30, 2024 and (iii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after June 30, 2025, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to June 30, 2023, we may also redeem up to 40.0% of the Senior Notes due 2028 with net cash proceeds of certain equity offerings at a redemption price equal to 104.125% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to June 30, 2023, we may redeem the Senior Notes due 2028, in whole or in part, at a redemption price equal to 100.0% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of March 31, 2023, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
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
We may redeem the Senior Notes due 2029, in whole or in part, at any time on or after April 15, 2024 at a redemption price equal to (i) 102.063% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on April 15, 2024, (ii) 101.031% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on April 15, 2025 and (iii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after April 15, 2026, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to April 15, 2024, we may also redeem up to 40.0% of the Senior Notes due 2029 with net cash proceeds of certain equity offerings at a redemption price equal to 104.125% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to April 15, 2024, we may redeem the Senior Notes due 2029, in whole or in part, at a redemption price equal to 100.0% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of March 31, 2023, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of March 31, 2023, bonds issued and outstanding under these arrangements totaled approximately $113.6 million.
Similarly, we have provided letters of credit to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our Revolving Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit under our bilateral letter of credit facility is at the issuer’s discretion, and our bilateral letter of credit facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our Credit Facility. Although there can be no assurance that we will maintain our bilateral letter of credit facility capacity, we believe our current capacity, together with capacity under our Revolving Credit Facility, is adequate to support our existing requirements for the next 12 months. As of March 31, 2023, letters of credit issued and outstanding under our bilateral letter of credit facility totaled approximately $34.9 million, and such letters of credit are secured by the collateral under our Credit Facility.
Long-term Benefit Obligations
As of March 31, 2023, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $78.0 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $5.5 million for the remainder of 2023 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.

Other
Cash, Cash Equivalents, Restricted Cash and Investments
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Domestic	$49,480	$38,455
Foreign	10,282	14,436
Total	$59,762	$52,891
Our working capital increased by $99.1 million to $502.9 million at March 31, 2023 from $403.8 million at December 31, 2022, primarily attributable to changes in contracts in progress and retainages due to the timing of project cash flows and a decrease in current liabilities associated with the payment of accrued incentives during the three months ended March 31, 2023.
Our net cash used in operating activities increased by $7.6 million to $13.0 million in the three months ended March 31, 2023, compared to $5.4 million in the three months ended March 31, 2022. The increase in cash used in operating activities was primarily attributable to the timing of project cash flows.
Our net cash used in investing activities decreased by $36.1 million to $29.8 million in the three months ended March 31, 2023, compared to $65.9 million in the three months ended March 31, 2022. The decrease in cash used in investing activities was primarily attributable to a decrease in purchases of property, plant and equipment of $22.6 million as well as a $13.6 million decrease in investments in equity method investees.
Our net cash provided by financing activities decreased by $11.2 million to $49.3 million in the three months ended March 31, 2023, compared to $60.6 million in the three months ended March 31, 2022. The decrease in cash provided by financing activities was primarily attributable to a reduction in net borrowings of long-term debt which was partially offset by a reduction in repurchases of common stock when compared to the corresponding period of the prior year.
At March 31, 2023, we had restricted cash and cash equivalents totaling $5.5 million, $2.5 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $3.0 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At March 31, 2023, we had short-term and long-term investments with a fair value of $12.2 million. Our investment portfolio consists primarily of U.S. Government and agency securities, corporate bonds and mutual funds. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
Cash Requirements
In April 2023, one of our joint ventures was awarded a DOE contract which we expect to transition in 2023. Over the next 12 months, we anticipate significant initial capital contributions related to this joint venture. Apart from this item, our cash requirements have not changed materially from those disclosed in Item 7 of our 2022 10-K. Furthermore, we believe we have sufficient cash and cash equivalents and borrowing capacity, along with cash generated from operations and continued access to capital markets, to satisfy our cash requirements for the next 12 months and beyond.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risks have not changed materially from those disclosed in Item 7A of our 2022 10-K.
Item 4.    CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
For information regarding ongoing investigations and litigation, see Note 5 to our unaudited condensed consolidated financial statements in Part I of this Report, which we incorporate by reference into this Item.
Item 1A.    RISK FACTORS
In addition to the other information in this Report, the other factors presented in Item 1A of our 2022 10-K are some of the factors that could materially affect our business, financial condition or future results. There have been no material changes to our risk factors from those disclosed in our 2022 10-K.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended March 31, 2023. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2023 - January 31, 2023	143	$57.67	—	$397.6
February 1, 2023 -February 28, 2023	112,199	$61.43	—	$397.6
March 1, 2023 - March 30, 2023	34	$61.87	—	$397.6
Total	112,376	$61.42	—
(1)Includes 143, 112,199 and 34 shares repurchased during January, February and March, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
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

3.2	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2019 (File No. 1-34658)).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 1-34658)).

10.1	Form of 2023 Stock Option Grant Agreement for Employees.

10.2	Form of 2023 Performance Restricted Stock Units Grant Agreement for Employees.

10.3	Form of 2023 Restricted Stock Units Grant Agreement for Employees.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWX TECHNOLOGIES, INC.

/s/ Robb A. LeMasters
	By:	Robb A. LeMasters
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized
Representative)

/s/ Mike T. Fitzgerald
	By:	Mike T. Fitzgerald
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized
Representative)

May 8, 2023