Form 10-Q
period 2023-06-30
BWX Technologies, Inc.
filed 2023-08-03
CIK 1486957

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
For the quarterly period ended June 30, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at August 1, 2023 was 91,466,244.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2023	December 31, 2022
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$33,861	$35,244
Restricted cash and cash equivalents	2,987	2,928
Investments	—	3,804
Accounts receivable – trade, net	64,299	60,782
Accounts receivable – other	30,522	26,894
Retainages	54,374	48,566
Contracts in progress	590,369	538,365
Other current assets	62,789	55,036
Total Current Assets	839,201	771,619
Property, Plant and Equipment, Net	1,183,403	1,134,897
Investments	9,000	8,097
Goodwill	297,079	293,165
Deferred Income Taxes	20,175	20,585
Investments in Unconsolidated Affiliates	104,311	100,198
Intangible Assets	191,353	193,612
Other Assets	96,052	96,766
TOTAL	$2,740,574	$2,618,939
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2023	December 31, 2022
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current portion of long-term debt	$6,250	$6,250
Accounts payable	144,437	127,112
Accrued employee benefits	49,025	61,079
Accrued liabilities – other	60,577	84,693
Advance billings on contracts	87,772	88,726
Total Current Liabilities	348,061	367,860
Long-Term Debt	1,330,523	1,282,624
Accumulated Postretirement Benefit Obligation	17,927	18,157
Environmental Liabilities	94,866	90,989
Pension Liability	53,766	57,832
Other Liabilities	53,903	53,122
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 127,986,101 and 127,671,756 shares at June 30, 2023 and December 31, 2022, respectively	1,280	1,277
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	198,106	189,263
Retained earnings	2,010,212	1,932,970
Treasury stock at cost, 36,530,126 and 36,417,480 shares at June 30, 2023 and December 31, 2022, respectively	(1,360,219)	(1,353,270)
Accumulated other comprehensive income (loss)	(7,720)	(21,930)
Stockholders' Equity – BWX Technologies, Inc.	841,659	748,310
Noncontrolling interest	(131)	45
Total Stockholders' Equity	841,528	748,355
TOTAL	$2,740,574	$2,618,939
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$612,445	$554,208	$1,180,805	$1,084,946
Costs and Expenses:
Cost of operations	471,324	413,000	902,454	817,827
Research and development costs	2,595	2,611	4,799	5,564
Losses (gains) on asset disposals and impairments, net	(9)	(1)	(15)	29
Selling, general and administrative expenses	64,437	54,680	125,272	114,814
Total Costs and Expenses	538,347	470,290	1,032,510	938,234
Equity in Income of Investees	12,568	11,319	26,213	20,098
Operating Income	86,666	95,237	174,508	166,810
Other Income (Expense):
Interest income	517	73	980	190
Interest expense	(12,206)	(8,307)	(23,025)	(15,358)
Other – net	2,962	11,096	5,150	23,905
Total Other Income (Expense)	(8,727)	2,862	(16,895)	8,737
Income before Provision for Income Taxes	77,939	98,099	157,613	175,547
Provision for Income Taxes	19,274	23,418	37,955	41,792
Net Income	$58,665	$74,681	$119,658	$133,755
Net Loss (Income) Attributable to Noncontrolling Interest	(68)	(68)	31	(132)
Net Income Attributable to BWX Technologies, Inc.	$58,597	$74,613	$119,689	$133,623
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.64	$0.82	$1.31	$1.46
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.64	$0.82	$1.30	$1.46
Shares used in the computation of earnings per share (Note 9):
Basic	91,626,846	91,394,853	91,565,417	91,479,226
Diluted	91,805,179	91,540,319	91,802,435	91,670,307
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited) (In thousands)
Net Income	$58,665	$74,681	$119,658	$133,755
Other Comprehensive Income (Loss):
Currency translation adjustments	10,923	(15,281)	12,617	(9,916)
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $22, $134, $(209) and $170, respectively	(63)	(388)	614	(496)
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $89, $(52), $132 and $(104), respectively	(270)	148	(393)	300
Amortization of benefit plan costs, net of tax benefit of $(153), $(162), $(326) and $(325), respectively	677	651	1,334	1,302
Unrealized gains (losses) on investments arising during the period, net of tax (provision) benefit of $(13), $13, $(11) and $19, respectively	47	(48)	38	(72)
Other Comprehensive Income (Loss)	11,314	(14,918)	14,210	(8,882)
Total Comprehensive Income	69,979	59,763	133,868	124,873
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	(68)	(68)	31	(132)
Comprehensive Income Attributable to BWX Technologies, Inc.	$69,911	$59,695	$133,899	$124,741
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2022	127,671,756	$1,277	$189,263	$1,932,970	$(21,930)	$(1,353,270)	$748,310	$45	$748,355
Net income (loss)	—	—	—	61,092	—	—	61,092	(99)	60,993
Dividends declared ($0.23 per share)	—	—	—	(21,231)	—	—	(21,231)	—	(21,231)
Currency translation adjustments	—	—	—	—	1,694	—	1,694	—	1,694
Derivative financial instruments	—	—	—	—	554	—	554	—	554
Defined benefit obligations	—	—	—	—	657	—	657	—	657
Available-for-sale investments	—	—	—	—	(9)	—	(9)	—	(9)
Exercises of stock options	3,000	2	70	—	—	—	72	—	72
Shares placed in treasury	—	—	—	—	—	(6,903)	(6,903)	—	(6,903)
Stock-based compensation charges	293,961	1	3,892	—	—	—	3,893	—	3,893
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(67)	(67)
Balance March 31, 2023 (unaudited)	127,968,717	$1,280	$193,225	$1,972,831	$(19,034)	$(1,360,173)	$788,129	$(121)	$788,008
Net income	—	—	—	58,597	—	—	58,597	68	58,665
Dividends declared ($0.23 per share)	—	—	—	(21,216)	—	—	(21,216)	—	(21,216)
Currency translation adjustments	—	—	—	—	10,923	—	10,923	—	10,923
Derivative financial instruments	—	—	—	—	(333)	—	(333)	—	(333)
Defined benefit obligations	—	—	—	—	677	—	677	—	677
Available-for-sale investments	—	—	—	—	47	—	47	—	47
Exercises of stock options	4,417	—	105	—	—	—	105	—	105
Shares placed in treasury	—	—	—	—	—	(46)	(46)	—	(46)
Stock-based compensation charges	12,967	—	4,776	—	—	—	4,776	—	4,776
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(78)	(78)
Balance June 30, 2023 (unaudited)	127,986,101	$1,280	$198,106	$2,010,212	$(7,720)	$(1,360,219)	$841,659	$(131)	$841,528

Balance December 31, 2021	127,311,985	$1,273	$174,288	$1,775,751	$12,143	$(1,326,280)	$637,175	$60	$637,235
Net income	—	—	—	59,010	—	—	59,010	64	59,074
Dividends declared ($0.22 per share)	—	—	—	(20,279)	—	—	(20,279)	—	(20,279)
Currency translation adjustments	—	—	—	—	5,365	—	5,365	—	5,365
Derivative financial instruments	—	—	—	—	44	—	44	—	44
Defined benefit obligations	—	—	—	—	651	—	651	—	651
Available-for-sale investments	—	—	—	—	(24)	—	(24)	—	(24)
Exercises of stock options	—	—	—	—	—	—	—	—	—
Shares placed in treasury	—	—	—	—	—	(26,011)	(26,011)	—	(26,011)
Stock-based compensation charges	279,242	3	3,955	—	—	—	3,958	—	3,958
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(59)	(59)
Balance March 31, 2022 (unaudited)	127,591,227	$1,276	$178,243	$1,814,482	$18,179	$(1,352,291)	$659,889	$65	$659,954
Net income	—	—	—	74,613	—	—	74,613	68	74,681
Dividends declared ($0.22 per share)	—	—	—	(20,273)	—	—	(20,273)	—	(20,273)
Currency translation adjustments	—	—	—	—	(15,281)	—	(15,281)	—	(15,281)
Derivative financial instruments	—	—	—	—	(240)	—	(240)	—	(240)
Defined benefit obligations	—	—	—	—	651	—	651	—	651
Available-for-sale investments	—	—	—	—	(48)	—	(48)	—	(48)
Exercises of stock options	—	—	—	—	—	—	—	—	—
Shares placed in treasury	—	—	—	—	—	(33)	(33)	—	(33)
Stock-based compensation charges	13,643	—	5,008	—	—	—	5,008	—	5,008
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(69)	(69)
Balance June 30, 2022 (unaudited)	127,604,870	$1,276	$183,251	$1,868,822	$3,261	$(1,352,324)	$704,286	$64	$704,350
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$119,658	$133,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,404	36,216
Income of investees, net of dividends	(4,113)	(5,616)
Recognition of losses for pension and postretirement plans	1,660	1,627
Stock-based compensation expense	8,669	8,966
Other, net	131	2,921
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,936)	(1,925)
Accounts payable	7,071	(22,571)
Retainages	(5,808)	(92)
Contracts in progress and advance billings on contracts	(47,278)	(38,703)
Income taxes	(10,830)	(4,897)
Accrued and other current liabilities	(13,158)	(8,045)
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(17,865)	(29,798)
Other, net	(4,016)	200
NET CASH PROVIDED BY OPERATING ACTIVITIES	67,589	72,038
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(69,582)	(94,946)
Acquisition of business, net of cash acquired	—	(47,328)
Purchases of securities	(2,343)	(1,975)
Sales and maturities of securities	5,996	1,981
Investments, net of return of capital, in equity method investees	—	(22,554)
Other, net	15	71
NET CASH USED IN INVESTING ACTIVITIES	(65,914)	(164,751)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	210,900	322,400
Repayments of long-term debt	(164,025)	(132,400)
Repurchases of common stock	—	(20,000)
Dividends paid to common shareholders	(42,735)	(40,758)
Cash paid for shares withheld to satisfy employee taxes	(6,948)	(6,044)
Settlements of forward contracts, net	(520)	1,976
Other, net	46	(128)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,282)	125,046
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	196	977
TOTAL (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(1,411)	33,310
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,990	39,775
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,579	$73,085
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$34,602	$21,732
Income taxes (net of refunds)	$48,315	$45,187
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$10,694	$10,072
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported in our condensed consolidated statements of cash flows to conform to the presentation for the six months ended June 30, 2023. We classify assets and liabilities related to long-term contracts as current using the duration of the related contract or program as our operating cycle, which is generally longer than one year. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
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

See Note 8 and Note 3 for financial information about our segments. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and notes included in our 2022 10-K.
Recently Adopted Accounting Standards
There were no accounting standards adopted during the six months ended June 30, 2023 that had a significant impact on our financial position, results of operations, cash flows or disclosures.
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
Our effective tax rate for the three months ended June 30, 2023 was 24.7% as compared to 23.9% for the three months ended June 30, 2022. Our effective tax rate for the six months ended June 30, 2023 was 24.1% as compared to 23.8% for the six months ended June 30, 2022. The effective tax rates for the three and six months ended June 30, 2023 and 2022 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our foreign earnings.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At June 30, 2023, we had restricted cash and cash equivalents totaling $5.7 million, $2.7 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.0 million of which was held to meet reinsurance reserve requirements of our captive insurer.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statements of cash flows:

	June 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$33,861	$35,244
Restricted cash and cash equivalents	2,987	2,928
Restricted cash and cash equivalents included in Other Assets	2,731	2,818
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statement of cash flows	$39,579	$40,990

Inventories
At June 30, 2023 and December 31, 2022, Other current assets included inventories totaling $30.2 million and $22.9 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment, Net
Property, plant and equipment is stated at cost and is set forth below:

	June 30, 2023	December 31, 2022
	(In thousands)
Land	$9,850	$9,844
Buildings	373,252	365,955
Machinery and equipment	1,056,779	1,026,024
Property under construction	559,043	515,494
	1,998,924	1,917,317
Less: Accumulated depreciation	815,521	782,420
Property, Plant and Equipment, Net	$1,183,403	$1,134,897
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Currency translation adjustments	$8,410	$(4,207)
Net unrealized gain on derivative financial instruments	326	105
Unrecognized prior service cost on benefit obligations	(16,621)	(17,955)
Net unrealized gain on available-for-sale investments	165	127
Accumulated other comprehensive income (loss)	$(7,720)	$(21,930)
The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$98	$(23)	$127	$66	Revenues
	261	(177)	398	(470)	Cost of operations
	359	(200)	525	(404)	Total before tax
	(89)	52	(132)	104	Provision for Income Taxes
	$270	$(148)	$393	$(300)	Net Income
Amortization of prior service cost on benefit obligations	$(830)	$(813)	$(1,660)	$(1,627)	Other – net
	153	162	326	325	Provision for Income Taxes
	$(677)	$(651)	$(1,334)	$(1,302)	Net Income
Total reclassification for the period	$(407)	$(799)	$(941)	$(1,602)
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At June 30, 2023, we had deferred approximately $0.3 million of net gains on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended June 30, 2023 and 2022, we recognized (gains) losses of $9.6 million and $(7.5) million, respectively, and for the six months ended June 30, 2023 and 2022, we recognized losses of $8.9 million and $0.4 million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedging instruments.
At June 30, 2023, our derivative financial instruments consisted of FX forward contracts with a total notional value of $479.0 million with maturities extending to June 2025. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.
NOTE 2 – ACQUISITIONS
Dynamic Controls Limited and Citadel Capital Corporation
On April 11, 2022, our subsidiary BWXT Government Group, Inc. acquired all of the outstanding stock of U.K.-based Dynamic Controls Limited ("Dynamic") and U.S.-based Citadel Capital Corporation, along with its wholly-owned subsidiary, Cunico Corporation ("Cunico"), for approximately $49.9 million. Our final purchase price allocation resulted in the recognition of $28.5 million of Intangible Assets, $7.2 million of inventory and $17.2 million of Goodwill. In addition, we recognized right-of-use assets and lease liabilities of $7.2 million. Dynamic and Cunico are suppliers of highly-engineered, proprietary valves, manifolds and fittings for global naval nuclear and diesel-electric submarines, surface warfare ships and commercial shipping vessels. These companies are reported as part of our Government Operations segment.
The intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
Customer relationships	$17,700	21 years
Backlog	$6,600	5 years
Unpatented technology	$4,200	8 years

NOTE 3 – REVENUE RECOGNITION
As described in Note 1, our operations are assessed based on two reportable segments.
Disaggregated Revenues
Revenues by geographic area and customer type were as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$459,334	$—	$459,334	$410,793	$—	$410,793
Non-Government	28,081	14,918	42,999	22,236	8,856	31,092
	$487,415	$14,918	$502,333	$433,029	$8,856	$441,885
Canada:
Government	$37	$—	$37	$—	$—	$—
Non-Government	385	100,093	100,478	841	102,757	103,598
	$422	$100,093	$100,515	$841	$102,757	$103,598
Other:
Government	$1,155	$—	$1,155	$725	$—	$725
Non-Government	2,975	5,909	8,884	1,942	6,909	8,851
	$4,130	$5,909	$10,039	$2,667	$6,909	$9,576
Segment Revenues	$491,967	$120,920	612,887	$436,537	$118,522	555,059
Eliminations			(442)			(851)
Revenues			$612,445			$554,208

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$890,912	$—	$890,912	$817,040	$—	$817,040
Non-Government	51,773	26,196	77,969	45,794	16,070	61,864
	$942,685	$26,196	$968,881	$862,834	$16,070	$878,904
Canada:
Government	$88	$—	$88	$—	$—	$—
Non-Government	593	193,112	193,705	1,819	193,155	194,974
	$681	$193,112	$193,793	$1,819	$193,155	$194,974
Other:
Government	$2,303	$—	$2,303	$725	$—	$725
Non-Government	6,184	10,536	16,720	2,936	9,247	12,183
	$8,487	$10,536	$19,023	$3,661	$9,247	$12,908
Segment Revenues	$951,853	$229,844	1,181,697	$868,314	$218,472	1,086,786
Eliminations			(892)			(1,840)
Revenues			$1,180,805			$1,084,946

Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$486,730	$94,764	$581,494	$436,537	$104,580	$541,117
Point-in-time	5,237	26,156	31,393	—	13,942	13,942
Segment Revenues	$491,967	$120,920	612,887	$436,537	$118,522	555,059
Eliminations			(442)			(851)
Revenues			$612,445			$554,208

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$941,541	$190,716	$1,132,257	$868,286	$190,495	$1,058,781
Point-in-time	10,312	39,128	49,440	28	27,977	28,005
Segment Revenues	$951,853	$229,844	1,181,697	$868,314	$218,472	1,086,786
Eliminations			(892)			(1,840)
Revenues			$1,180,805			$1,084,946
Revenues by contract type were as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$327,270	$2,604	$329,874	$324,948	$1,969	$326,917
Firm-Fixed-Price	77,323	77,570	154,893	60,672	75,351	136,023
Cost-Plus Fee	86,410	—	86,410	49,970	—	49,970
Time-and-Materials	964	40,746	41,710	947	41,202	42,149
Segment Revenues	$491,967	$120,920	612,887	$436,537	$118,522	555,059
Eliminations			(442)			(851)
Revenues			$612,445			$554,208

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$619,429	$6,788	$626,217	$626,373	$4,516	$630,889
Firm-Fixed-Price	172,041	149,122	321,163	144,238	153,333	297,571
Cost-Plus Fee	159,225	—	159,225	95,488	—	95,488
Time-and-Materials	1,158	73,934	75,092	2,215	60,623	62,838
Segment Revenues	$951,853	$229,844	1,181,697	$868,314	$218,472	1,086,786
Eliminations			(892)			(1,840)
Revenues			$1,180,805			$1,084,946

Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the three and six months ended June 30, 2023, we recognized net unfavorable changes in estimates related to contracts that recognize revenue over time that resulted in decreases in revenues of $5.2 million and $13.0 million, respectively. During the three and six months ended June 30, 2022, we recognized net changes in estimates related to contracts that recognize revenue over time that resulted in increases (decreases) in revenues of $2.1 million and $(3.1) million, respectively, and increases in cost of operations of $2.2 million for both the three and six months ended June 30, 2022. Included in these amounts are contract adjustments for cost overruns related to the manufacture of non-nuclear components being produced within our Government Operations segment. We recognized decreases in operating income of $11.3 million for the three and six months ended June 30, 2022 related to this matter which resulted in decreases in earnings per share of $0.09 for the three and six months ended June 30, 2022. We are pursuing recovery of cost overruns related to this project.
Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. Costs specific to certain contracts for which we recognize revenue at a point in time are also included in Contracts in Progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues recognized over time. Amounts that are withheld on our fixed-price incentive fee contracts are classified within Retainages. Certain of these amounts require conditions other than the passage of time to be achieved, with the remaining amounts only requiring the passage of time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled receivables. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. Our fixed-price incentive fee contracts for our Government Operations segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments received during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts.

	June 30,	December 31,
	2023	2022
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$570,763	$521,291
Retainages	$54,374	$48,566
Advance billings on contracts	$87,772	$88,726
During the three months ended June 30, 2023 and 2022, we recognized $29.7 million and $38.6 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year. During the six months ended June 30, 2023 and 2022, we recognized $69.2 million and $77.3 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. At June 30, 2023, our remaining performance obligations were $4,115.0 million. We expect to recognize approximately 58% of the revenue associated with our remaining performance obligations by the end of 2024, with the remainder to be recognized thereafter.
NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended June 30, 2023 and 2022, these amounts were $2.0 million and $3.2 million, respectively. For the six months ended June 30, 2023 and 2022, these amounts were $3.9 million and $6.2 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended June 30, 2023 and 2022, these amounts were $(2.4) million and $(12.6)

million, respectively. For the six months ended June 30, 2023 and 2022, these amounts were $(4.9) million and $(25.2) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	(In thousands)
Service cost	$1,879	$2,988	$3,758	$5,905	$84	$166	$169	$331
Interest cost	11,949	7,858	23,859	15,679	534	347	1,069	694
Expected return on plan assets	(15,109)	(20,888)	(30,219)	(41,756)	(635)	(737)	(1,269)	(1,475)
Amortization of prior service cost	820	807	1,640	1,614	10	6	20	13
Net periodic benefit income	$(461)	$(9,235)	$(962)	$(18,558)	$(7)	$(218)	$(11)	$(437)
NOTE 5 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.
NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at June 30, 2023:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$7,294	$—	$7,294	$—	$—
Available-for-sale securities
Corporate bonds	1,706	1,706	—	—	—
Total	$9,000	$1,706	$7,294	$—	$—
The following is a summary of our investments measured at fair value at December 31, 2022:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$6,341	$—	$6,341	$—	$—
Available-for-sale securities
U.S. Government and agency securities	3,253	3,253	—	—	—
Corporate bonds	2,265	1,714	551	—	—
Asset-backed securities and collateralized mortgage obligations	42	—	42	—	—
Total	$11,901	$4,967	$6,934	$—	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At June 30, 2023 and December 31, 2022, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $(8.0) million and $1.2 million, respectively.

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
Long-term and short-term debt. We base the fair values of debt instruments, including our 4.125% senior notes due 2028 (the "Senior Notes due 2028") and our 4.125% senior notes due 2029 (the "Senior Notes due 2029"), on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At June 30, 2023 and December 31, 2022, the fair value of the Senior Notes due 2028 was $365.0 million and $358.0 million, respectively, and the fair value of the Senior Notes due 2029 was $359.3 million and $352.0 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at June 30, 2023 and December 31, 2022.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended June 30, 2023 and 2022 totaled $4.9 million and $5.1 million, respectively, with associated tax benefit totaling $0.9 million and $0.9 million, respectively. Stock-based compensation recognized for all of our plans for the six months ended June 30, 2023 and 2022 totaled $8.8 million and $9.2 million, respectively, with associated tax benefit totaling $1.5 million and $1.6 million, respectively.
NOTE 8 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on two reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
REVENUES:
Government Operations	$491,967	$436,537	$951,853	$868,314
Commercial Operations	120,920	118,522	229,844	218,472
Eliminations (1)	(442)	(851)	(892)	(1,840)
	$612,445	$554,208	$1,180,805	$1,084,946
(1)Segment revenues are net of the following intersegment transfers:

Government Operations Transfers	$(388)	$(851)	$(788)	$(1,774)
Commercial Operations Transfers	(54)	—	(104)	(66)
	$(442)	$(851)	$(892)	$(1,840)
OPERATING INCOME:
Government Operations	$82,208	$83,783	$172,768	$156,014
Commercial Operations	11,017	12,864	12,530	16,826
	$93,225	$96,647	$185,298	$172,840
Unallocated Corporate (2)	(6,559)	(1,410)	(10,790)	(6,030)
Total Operating Income	$86,666	$95,237	$174,508	$166,810
Other Income (Expense)	(8,727)	2,862	(16,895)	8,737
Income before Provision for Income Taxes	$77,939	$98,099	$157,613	$175,547
(2)Unallocated corporate includes general corporate overhead not allocated to segments.

NOTE 9 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$58,597	$74,613	$119,689	$133,623
Weighted-average common shares	91,626,846	91,394,853	91,565,417	91,479,226
Basic earnings per common share	$0.64	$0.82	$1.31	$1.46
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$58,597	$74,613	$119,689	$133,623
Weighted-average common shares (basic)	91,626,846	91,394,853	91,565,417	91,479,226
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	178,333	145,466	237,018	191,081
Adjusted weighted-average common shares	91,805,179	91,540,319	91,802,435	91,670,307
Diluted earnings per common share	$0.64	$0.82	$1.30	$1.46
(1)At June 30, 2023 and 2022, we excluded 160,426 and 80,117 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

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
This segment also provides various services to the U.S. Government by managing and operating high-consequence operations at U.S. nuclear weapons sites, national laboratories and manufacturing complexes. The revenues and equity income of investees under these types of contracts are largely a function of spending of the U.S. Government and the performance scores we and our consortium partners earn in managing and operating these sites. With our specialized capabilities of full life-cycle management of special materials, facilities and technologies, we believe this segment is well-positioned to continue participating in the ongoing cleanup, operation and management of critical government-owned nuclear sites, laboratories and manufacturing complexes maintained by the DOE, NASA and other federal agencies.
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
Critical Accounting Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 of our 2022 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023.
Accounting for Contracts
On certain of our performance obligations, we recognize revenue over time. In accordance with FASB Topic Revenue from Contracts with Customers, we are required to estimate the total amount of costs on these performance obligations. As of June 30, 2023, we have provided for the estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract revenues and costs. A principal risk on fixed-price contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in the cost of labor, forecasted labor productivity or raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows.
During the three and six months ended June 30, 2023, we recognized net changes in estimates related to contracts that recognize revenue over time, which decreased operating income by approximately $5.2 million and $13.0 million, respectively. During the three and six months ended June 30, 2022, we recognized net changes in estimates related to contracts that recognize revenue over time which decreased operating income by approximately $0.1 million and $5.3 million, respectively. Included in these amounts are contract adjustments for cost overruns related to the manufacture of non-nuclear components being produced within our Government Operations segment. We have recognized decreases in operating income of $11.3 million for the three and six months ended June 30, 2022 related to this matter which resulted in a decrease in earnings per share of $0.09 for the three and six months ended June 30, 2022. We are pursuing recovery of cost overruns related to this project.

Results of Operations – Three and Six Months Ended June 30, 2023 vs. Three and Six Months Ended June 30, 2022
Selected financial highlights are presented in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
	(In thousands)
REVENUES:
Government Operations	$491,967	$436,537	$55,430	$951,853	$868,314	$83,539
Commercial Operations	120,920	118,522	2,398	229,844	218,472	11,372
Eliminations	(442)	(851)	409	(892)	(1,840)	948
	$612,445	$554,208	$58,237	$1,180,805	$1,084,946	$95,859
OPERATING INCOME:
Government Operations	$82,208	$83,783	$(1,575)	$172,768	$156,014	$16,754
Commercial Operations	11,017	12,864	(1,847)	12,530	16,826	(4,296)
	$93,225	$96,647	$(3,422)	$185,298	$172,840	$12,458
Unallocated Corporate	(6,559)	(1,410)	(5,149)	(10,790)	(6,030)	(4,760)
Total Operating Income	$86,666	$95,237	$(8,571)	$174,508	$166,810	$7,698
Consolidated Results of Operations
Three months ended June 30, 2023 vs. 2022
Consolidated revenues increased 10.5%, or $58.2 million, to $612.4 million in the three months ended June 30, 2023 compared to $554.2 million for the corresponding period of 2022 due to increases in revenues in our Government Operations and Commercial Operations segments of $55.4 million and $2.4 million, respectively.
Consolidated operating income decreased $8.6 million to $86.7 million in the three months ended June 30, 2023 compared to $95.2 million for the corresponding period of 2022. Operating income in our Government Operations and Commercial Operations segments decreased $1.6 million and $1.8 million, respectively. We also experienced higher Unallocated Corporate expenses of $5.1 million.
Six months ended June 30, 2023 vs. 2022
Consolidated revenues increased 8.8%, or $95.9 million, to $1,180.8 million in the six months ended June 30, 2023 compared to $1,084.9 million for the corresponding period of 2022 due to increases in revenues in our Government Operations and Commercial Operations segments of $83.5 million and $11.4 million, respectively.
Consolidated operating income increased $7.7 million to $174.5 million in the six months ended June 30, 2023 compared to $166.8 million for the corresponding period of 2022. Operating income in our Government Operations segment increased $16.8 million, which was partially offset by lower operating income in our Commercial Operations segment of $4.3 million when compared to the prior year. We also experienced higher Unallocated Corporate expenses of $4.8 million.

Government Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
	(In thousands)
Revenues	$491,967	$436,537	$55,430	$951,853	$868,314	$83,539
Operating Income	$82,208	$83,783	$(1,575)	$172,768	$156,014	$16,754
% of Revenues	16.7%	19.2%		18.2%	18.0%
Three months ended June 30, 2023 vs. 2022
Revenues increased $55.4 million, or 12.7%, to $492.0 million in the three months ended June 30, 2023 compared to $436.5 million for the corresponding period of 2022. The increase was driven by higher volume in the manufacture of nuclear components for U.S. Government programs, resulting in an increase in revenues of $20.6 million when compared to the prior year. Continued growth in design and engineering work executed by our advanced technologies business, particularly in the defense market, resulted in an additional increase in revenues of $27.7 million. We also experienced additional volume associated with our downblending operations as well as an increase in revenues due to our acquisition of Dynamic and Cunico in the prior year. These increases were partially offset by the timing of long-lead material procurements when compared to the corresponding period in the prior year.
Operating income decreased $1.6 million to $82.2 million in the three months ended June 30, 2023 compared to $83.8 million for the corresponding period of 2022. The expansion of our advanced technologies business required additional investments in research and development and selling, general and administrative expenses, which resulted in an unfavorable impact on operating income of $1.5 million when compared to the prior year. We also experienced lower levels of favorable contract adjustments when compared to the corresponding period of the prior year. These decreases were almost entirely offset by the operating income impact of the changes in revenues noted above.
Six months ended June 30, 2023 vs. 2022
Revenues increased 9.6%, or $83.5 million, to $951.9 million in the six months ended June 30, 2023 compared to $868.3 million for the corresponding period of 2022. The increase was driven by higher volume in the manufacture of nuclear components for U.S. Government programs, resulting in an increase in revenues of $51.9 million when compared to the prior year. Continued growth in design and engineering work executed by our advanced technologies business, particularly in the defense market, resulted in an additional increase in revenues of $36.7 million. We also experienced additional volume associated with our downblending operations as well as an increase in revenues due to our acquisition of Dynamic and Cunico in the prior year. These increases were partially offset by the timing of long-lead material procurements when compared to the corresponding period in the prior year.
Operating income increased $16.8 million to $172.8 million in the six months ended June 30, 2023 compared to $156.0 million for the corresponding period of 2022. The increase was due to the operating income impact of the changes in revenues noted above in addition to an increase in operating income of $6.7 million associated with our joint venture activities, which include the Savannah River Site Integrated Mission Completion Contract that began in February 2022. These increases were partially offset by the additional costs associated with the expansion of our advanced technologies business discussed above.
Commercial Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
	(In thousands)
Revenues	$120,920	$118,522	$2,398	$229,844	$218,472	$11,372
Operating Income	$11,017	$12,864	$(1,847)	$12,530	$16,826	$(4,296)
% of Revenues	9.1%	10.9%		5.5%	7.7%
Three months ended June 30, 2023 vs. 2022
Revenues increased 2.0%, or $2.4 million, to $120.9 million in the three months ended June 30, 2023 compared to $118.5 million for the corresponding period of 2022. The increase was primarily related to higher levels of in-plant inspection, maintenance, modification and refurbishment services of $3.2 million and an increase in revenues in our medical radioisotopes business of $3.8 million. These increases were partially offset by decreased revenues in our fuel fabrication business and lower volume in our nuclear components manufacturing business.
Operating income decreased $1.8 million to $11.0 million in the three months ended June 30, 2023 compared to $12.9 million for the corresponding period of 2022. The decrease was primarily due to a shift in our project and product line mix. In particular, our field services business has experienced a considerable increase in volume associated with large scale, long-term, construction projects in support of major refurbishment and plant life extension projects in Canada.
Six months ended June 30, 2023 vs. 2022
Revenues increased 5.2%, or $11.4 million, to $229.8 million in the six months ended June 30, 2023 compared to $218.5 million for the corresponding period of 2022. The increase was primarily related to higher levels of in-plant inspection, maintenance, modification and refurbishment services of $5.0 million and an increase in revenues in our medical radioisotopes business of $4.8 million. We also experienced higher volume in our nuclear components manufacturing and nuclear fuel handling businesses. These increases were partially offset by decreased revenues in our fuel fabrication business.
Operating income decreased $4.3 million to $12.5 million in the six months ended June 30, 2023 compared to $16.8 million in 2022. The decrease was primarily due to a shift in our project and product line mix. In particular, our field services business has experienced a considerable increase in volume associated with large scale, long-term, construction projects in support of major refurbishment and plant life extension projects in Canada. In addition, an increase in restructuring-related expenses of $1.4 million had an unfavorable impact on operating income when compared to the corresponding period of the prior year.
Unallocated Corporate
Unallocated corporate expenses increased $5.1 million and $4.8 million in the three and six months ended June 30, 2023, respectively, compared to the corresponding period of 2022 primarily due to increases in healthcare costs and compensation related expenses. These increases were partially offset by a decrease in legal and consulting costs associated with due diligence activities when compared to the prior year.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
	(In thousands)
Income before Provision for Income Taxes	$77,939	$98,099	$(20,160)	$157,613	$175,547	$(17,934)
Provision for Income Taxes	$19,274	$23,418	$(4,144)	$37,955	$41,792	$(3,837)
Effective Tax Rate	24.7%	23.9%		24.1%	23.8%
We primarily operate in the U.S., Canada and the U.K. and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21%, our Canadian tax provision based on the Canadian local statutory rate of approximately 25%, and our U.K. tax provision based on the U.K. local statutory rate of 25%.
Our effective tax rate for the three months ended June 30, 2023 was 24.7% as compared to 23.9% for the three months ended June 30, 2022. Our effective tax rate for the six months ended June 30, 2023 was 24.1% as compared to 23.8% for the six months ended June 30, 2022. The effective tax rates for the three and six months ended June 30, 2023 and 2022 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our foreign earnings.
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

	June 30, 2023	December 31, 2022
	(In approximate millions)
Government Operations	$3,406	$3,515
Commercial Operations	709	629
Total Backlog	$4,115	$4,144
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Government Operations segment.
As of June 30, 2023, our ending backlog was $4,115.0 million, which included $483.7 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 58% of the revenue associated with our backlog by the end of 2024, with the remainder to be recognized thereafter.
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
The value of unexercised options excluded from backlog as of June 30, 2023, was approximately $200 million, which is expected to be awarded in annual installments through 2024, subject to annual Congressional appropriations.
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

The Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted total net leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of June 30, 2023, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Credit Facility bear interest at our option at either (1) the Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Revolving Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Revolving Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our total net leverage ratio. Based on the total net leverage ratio applicable at June 30, 2023, the margin for Term SOFR and base rate loans was 1.50% and 0.50%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.50% and 0.90%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.20%.
As of June 30, 2023, borrowings under the Term Loan totaled $246.9 million, borrowings and letters of credit issued under the Revolving Credit Facility totaled $300.0 million and $1.7 million, respectively, and we had $448.3 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of June 30, 2023, the weighted-average interest rate on outstanding borrowings under the Credit Facility was 6.73%.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of June 30, 2023, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.

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
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of June 30, 2023, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of June 30, 2023, bonds issued and outstanding under these arrangements totaled approximately $114.7 million.
Similarly, we have provided letters of credit to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our Revolving Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit under our bilateral letter of credit facility is at the issuer’s discretion, and our bilateral letter of credit facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our Credit Facility. Although there can be no assurance that we will maintain our bilateral letter of credit facility capacity, we believe our current capacity, together with capacity under our Revolving Credit Facility, is adequate to support our existing requirements for the next 12 months. As of June 30, 2023, letters of credit issued and outstanding under our bilateral letter of credit facility totaled approximately $36.2 million, and such letters of credit are secured by the collateral under our Credit Facility.
Long-term Benefit Obligations
As of June 30, 2023, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $75.9 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $3.9 million for the remainder of 2023 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.

Other
Cash, Cash Equivalents, Restricted Cash and Investments
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Domestic	$35,898	$38,455
Foreign	12,681	14,436
Total	$48,579	$52,891
Our working capital increased by $87.4 million to $491.1 million at June 30, 2023 from $403.8 million at December 31, 2022, primarily attributable to changes in contracts in progress and retainages due to the timing of project cash flows and a decrease in current liabilities associated with the payment of accrued incentives and income taxes payable during the six months ended June 30, 2023.
Our net cash provided by operating activities decreased by $4.4 million to $67.6 million in the six months ended June 30, 2023, compared to $72.0 million in the six months ended June 30, 2022. The decrease in cash provided by operating activities was primarily attributable to the timing of project cash flows and income tax payments, partially offset by the timing of vendor payments when compared to the prior year.
Our net cash used in investing activities decreased by $98.8 million to $65.9 million in the six months ended June 30, 2023, compared to $164.8 million in the six months ended June 30, 2022. The decrease in cash used in investing activities was primarily attributable to the $47.3 million acquisition of Dynamic and Cunico in the prior year. In addition, we experienced a decrease in purchases of property, plant and equipment of $25.4 million as well as a $22.6 million decrease in investments in equity method investees in the six months ended June 30, 2023.
Our net cash used in financing activities increased by $128.3 million to $3.3 million in the six months ended June 30, 2023, compared to $125.0 million cash provided by financing activities in the six months ended June 30, 2022. The increase in cash used in financing activities was primarily attributable to a reduction in net borrowings of long-term debt which was partially offset by a reduction in repurchases of common stock when compared to the corresponding period of the prior year.
At June 30, 2023, we had restricted cash and cash equivalents totaling $5.7 million, $2.7 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $3.0 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At June 30, 2023, we had long-term investments with a fair value of $9.0 million. Our investment portfolio consists primarily of corporate bonds and mutual funds. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
Cash Requirements
In April 2023, one of our joint ventures was awarded a DOE contract which was protested and returned to the DOE to reassess the procurement. If re-awarded to us, we would expect this contract to transition at the earliest in the first half of 2024. After transition, we expect significant working capital contributions will be required for the first 12 months of the contract. Apart from this item, our cash requirements have not changed materially from those disclosed in Item 7 of our 2022 10-K. Furthermore, we believe we have sufficient cash and cash equivalents and borrowing capacity, along with cash generated from operations and continued access to capital markets, to satisfy our cash requirements for the next 12 months and beyond.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risks have not changed materially from those disclosed in Item 7A of our 2022 10-K.

Item 4.    CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended June 30, 2023. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
April 1, 2023 - April 30, 2023	—	$—	—	$397.6
May 1, 2023 - May 31, 2023	717	$64.81	—	$397.6
June 1, 2023 - June 30, 2023	—	$—	—	$397.6
Total	717	$64.81	—
(1)Includes 0, 717 and 0 shares repurchased during April, May and June, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)On April 30, 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $500 million with no expiration date.
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Bylaw Amendment
On August 2, 2023, the Board of Directors amended and restated the Company’s Bylaws, effective immediately. The amendments address the universal proxy rules adopted by the U.S. Securities and Exchange Commission and certain other corporate governance matters. Sections 1.9, 1.10 and 2.10 of the Bylaws have been amended to address the universal proxy rules to update the proposal of business to be considered by the stockholders and the procedures and information requirements for the nomination of persons for election to the Board of Directors of the Company, including with respect to Rule 14a-19 under the Securities Exchange Act of 1934, as amended. In addition, the director tenure limit included in Section 2.10 was deleted as it was duplicative of the provision in the Company’s Corporate Governance Principles. The foregoing summary description of the amendment to the Bylaws is not intended to be complete and is qualified in its entirety by reference to the complete text of the Bylaws, a copy of which is included as Exhibit 3.3 to this Form 10-Q and incorporated herein by reference.

Item 6.    EXHIBITS

Exhibit Number	Description
3.1
Certificate of Amendment to Restated Certificate of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2019 (File No. 1-34658)).

3.2	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2019 (File No. 1-34658)).

3.3	Amended and Restated Bylaws, effective August 2, 2023.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

August 3, 2023