Form 10-Q
period 2023-09-30
BWX Technologies, Inc.
filed 2023-11-01
CIK 1486957

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
For the quarterly period ended September 30, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at October 30, 2023 was 91,512,788.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2023	December 31, 2022
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$50,201	$35,244
Restricted cash and cash equivalents	3,022	2,928
Investments	—	3,804
Accounts receivable – trade, net	100,570	60,782
Accounts receivable – other	21,447	26,894
Retainages	77,823	48,566
Contracts in progress	558,979	538,365
Other current assets	65,839	55,036
Total Current Assets	877,881	771,619
Property, Plant and Equipment, Net	1,186,065	1,134,897
Investments	8,806	8,097
Goodwill	293,603	293,165
Deferred Income Taxes	18,216	20,585
Investments in Unconsolidated Affiliates	105,050	100,198
Intangible Assets	184,990	193,612
Other Assets	102,228	96,766
TOTAL	$2,776,839	$2,618,939
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2023	December 31, 2022
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current portion of long-term debt	$6,250	$6,250
Accounts payable	151,433	127,112
Accrued employee benefits	58,421	61,079
Accrued liabilities – other	63,075	84,693
Advance billings on contracts	71,990	88,726
Total Current Liabilities	351,169	367,860
Long-Term Debt	1,334,473	1,282,624
Accumulated Postretirement Benefit Obligation	17,437	18,157
Environmental Liabilities	96,257	90,989
Pension Liability	51,159	57,832
Other Liabilities	54,433	53,122
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 128,048,653 and 127,671,756 shares at September 30, 2023 and December 31, 2022, respectively	1,280	1,277
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	202,674	189,263
Retained earnings	2,049,254	1,932,970
Treasury stock at cost, 36,537,831 and 36,417,480 shares at September 30, 2023 and December 31, 2022, respectively	(1,360,777)	(1,353,270)
Accumulated other comprehensive income (loss)	(20,395)	(21,930)
Stockholders' Equity – BWX Technologies, Inc.	872,036	748,310
Noncontrolling interest	(125)	45
Total Stockholders' Equity	871,911	748,355
TOTAL	$2,776,839	$2,618,939
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$589,989	$523,711	$1,770,794	$1,608,657
Costs and Expenses:
Cost of operations	436,296	399,281	1,338,750	1,217,108
Research and development costs	1,156	1,426	5,955	6,990
Losses (gains) on asset disposals and impairments, net	—	(251)	(15)	(222)
Selling, general and administrative expenses	79,828	58,160	205,100	172,974
Total Costs and Expenses	517,280	458,616	1,549,790	1,396,850
Equity in Income of Investees	12,649	14,783	38,862	34,881
Operating Income	85,358	79,878	259,866	246,688
Other Income (Expense):
Interest income	643	273	1,623	463
Interest expense	(12,175)	(9,625)	(35,200)	(24,983)
Other – net	4,340	11,496	9,490	35,401
Total Other Income (Expense)	(7,192)	2,144	(24,087)	10,881
Income before Provision for Income Taxes	78,166	82,022	235,779	257,569
Provision for Income Taxes	17,814	20,185	55,769	61,977
Net Income	$60,352	$61,837	$180,010	$195,592
Net Loss (Income) Attributable to Noncontrolling Interest	(79)	(234)	(48)	(366)
Net Income Attributable to BWX Technologies, Inc.	$60,273	$61,603	$179,962	$195,226
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.66	$0.67	$1.96	$2.13
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.66	$0.67	$1.96	$2.13
Shares used in the computation of earnings per share (Note 9):
Basic	91,659,117	91,407,599	91,596,650	91,455,350
Diluted	91,895,480	91,655,536	91,833,450	91,665,383
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited) (In thousands)
Net Income	$60,352	$61,837	$180,010	$195,592
Other Comprehensive Income (Loss):
Currency translation adjustments	(13,485)	(36,906)	(868)	(46,822)
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $2, $(177), $(207) and $(7), respectively	(11)	515	603	19
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $(31), $(74), $101 and $(178), respectively	100	220	(293)	520
Amortization of benefit plan costs, net of tax benefit of $(162), $(163), $(488) and $(488), respectively	668	650	2,002	1,952
Unrealized gains (losses) on investments arising during the period, net of tax (provision) benefit of $(14), $5, $(25) and $24, respectively	53	(20)	91	(92)
Other Comprehensive Income (Loss)	(12,675)	(35,541)	1,535	(44,423)
Total Comprehensive Income	47,677	26,296	181,545	151,169
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	(79)	(234)	(48)	(366)
Comprehensive Income Attributable to BWX Technologies, Inc.	$47,598	$26,062	$181,497	$150,803
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2022	127,671,756	$1,277	$189,263	$1,932,970	$(21,930)	$(1,353,270)	$748,310	$45	$748,355
Net income (loss)	—	—	—	61,092	—	—	61,092	(99)	60,993
Dividends declared ($0.23 per share)	—	—	—	(21,231)	—	—	(21,231)	—	(21,231)
Currency translation adjustments	—	—	—	—	1,694	—	1,694	—	1,694
Derivative financial instruments	—	—	—	—	554	—	554	—	554
Defined benefit obligations	—	—	—	—	657	—	657	—	657
Available-for-sale investments	—	—	—	—	(9)	—	(9)	—	(9)
Exercises of stock options	3,000	2	70	—	—	—	72	—	72
Shares placed in treasury	—	—	—	—	—	(6,903)	(6,903)	—	(6,903)
Stock-based compensation charges	293,961	1	3,892	—	—	—	3,893	—	3,893
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(67)	(67)
Balance March 31, 2023 (unaudited)	127,968,717	$1,280	$193,225	$1,972,831	$(19,034)	$(1,360,173)	$788,129	$(121)	$788,008
Net income	—	—	—	58,597	—	—	58,597	68	58,665
Dividends declared ($0.23 per share)	—	—	—	(21,216)	—	—	(21,216)	—	(21,216)
Currency translation adjustments	—	—	—	—	10,923	—	10,923	—	10,923
Derivative financial instruments	—	—	—	—	(333)	—	(333)	—	(333)
Defined benefit obligations	—	—	—	—	677	—	677	—	677
Available-for-sale investments	—	—	—	—	47	—	47	—	47
Exercises of stock options	4,417	—	105	—	—	—	105	—	105
Shares placed in treasury	—	—	—	—	—	(46)	(46)	—	(46)
Stock-based compensation charges	12,967	—	4,776	—	—	—	4,776	—	4,776
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(78)	(78)
Balance June 30, 2023 (unaudited)	127,986,101	$1,280	$198,106	$2,010,212	$(7,720)	$(1,360,219)	$841,659	$(131)	$841,528
Net income	—	—	—	60,273	—	—	60,273	79	60,352
Dividends declared ($0.23 per share)	—	—	—	(21,231)	—	—	(21,231)	—	(21,231)
Currency translation adjustments	—	—	—	—	(13,485)	—	(13,485)	—	(13,485)
Derivative financial instruments	—	—	—	—	89	—	89	—	89
Defined benefit obligations	—	—	—	—	668	—	668	—	668
Available-for-sale investments	—	—	—	—	53	—	53	—	53
Exercises of stock options	39,468	—	932	—	—	—	932	—	932
Shares placed in treasury	—	—	—	—	—	(558)	(558)	—	(558)
Stock-based compensation charges	23,084	—	3,636	—	—	—	3,636	—	3,636
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(73)	(73)
Balance September 30, 2023 (unaudited)	128,048,653	$1,280	$202,674	$2,049,254	$(20,395)	$(1,360,777)	$872,036	$(125)	$871,911

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
		(In thousands, except share and per share amounts)
Balance December 31, 2021	127,311,985	$1,273	$174,288	$1,775,751	$12,143	$(1,326,280)	$637,175	$60	$637,235
Net income	—	—	—	59,010	—	—	59,010	64	59,074
Dividends declared ($0.22 per share)	—	—	—	(20,279)	—	—	(20,279)	—	(20,279)
Currency translation adjustments	—	—	—	—	5,365	—	5,365	—	5,365
Derivative financial instruments	—	—	—	—	44	—	44	—	44
Defined benefit obligations	—	—	—	—	651	—	651	—	651
Available-for-sale investments	—	—	—	—	(24)	—	(24)	—	(24)
Exercises of stock options	—	—	—	—	—	—	—	—	—
Shares placed in treasury	—	—	—	—	—	(26,011)	(26,011)	—	(26,011)
Stock-based compensation charges	279,242	3	3,955	—	—	—	3,958	—	3,958
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(59)	(59)
Balance March 31, 2022 (unaudited)	127,591,227	$1,276	$178,243	$1,814,482	$18,179	$(1,352,291)	$659,889	$65	$659,954
Net income	—	—	—	74,613	—	—	74,613	68	74,681
Dividends declared ($0.22 per share)	—	—	—	(20,273)	—	—	(20,273)	—	(20,273)
Currency translation adjustments	—	—	—	—	(15,281)	—	(15,281)	—	(15,281)
Derivative financial instruments	—	—	—	—	(240)	—	(240)	—	(240)
Defined benefit obligations	—	—	—	—	651	—	651	—	651
Available-for-sale investments	—	—	—	—	(48)	—	(48)	—	(48)
Exercises of stock options	—	—	—	—	—	—	—	—	—
Shares placed in treasury	—	—	—	—	—	(33)	(33)	—	(33)
Stock-based compensation charges	13,643	—	5,008	—	—	—	5,008	—	5,008
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(69)	(69)
Balance June 30, 2022 (unaudited)	127,604,870	$1,276	$183,251	$1,868,822	$3,261	$(1,352,324)	$704,286	$64	$704,350
Net income	—	—	—	61,603	—	—	61,603	234	61,837
Dividends declared ($0.22 per share)	—	—	—	(20,228)	—	—	(20,228)	—	(20,228)
Currency translation adjustments	—	—	—	—	(36,906)	—	(36,906)	—	(36,906)
Derivative financial instruments	—	—	—	—	735	—	735	—	735
Defined benefit obligations	—	—	—	—	650	—	650	—	650
Available-for-sale investments	—	—	—	—	(20)	—	(20)	—	(20)
Exercises of stock options	19,345	—	458	—	—	—	458	—	458
Shares placed in treasury	—	—	—	—	—	(945)	(945)	—	(945)
Stock-based compensation charges	13,833	—	3,081	—	—	—	3,081	—	3,081
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(76)	(76)
Balance September 30, 2022 (unaudited)	127,638,048	$1,276	$186,790	$1,910,197	$(32,280)	$(1,353,269)	$712,714	$222	$712,936
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$180,010	$195,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,205	54,808
Income of investees, net of dividends	(4,854)	(10,733)
Recognition of losses for pension and postretirement plans	2,490	2,441
Stock-based compensation expense	12,305	12,047
Other, net	21	1,966
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(31,520)	10,518
Accounts payable	24,874	(17,996)
Retainages	(29,257)	(24,684)
Contracts in progress and advance billings on contracts	(38,217)	(42,824)
Income taxes	(5,331)	(4,019)
Accrued and other current liabilities	(10,231)	(8,487)
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(10,874)	(34,994)
Other, net	(5,684)	3,400
NET CASH PROVIDED BY OPERATING ACTIVITIES	141,937	137,035
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(100,498)	(134,591)
Acquisition of business, net of cash acquired	—	(47,328)
Purchases of securities	(2,343)	(2,700)
Sales and maturities of securities	5,996	2,667
Investments, net of return of capital, in equity method investees	—	(11,450)
Other, net	(8,142)	324
NET CASH USED IN INVESTING ACTIVITIES	(104,987)	(193,078)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	332,000	373,700
Repayments of long-term debt	(281,688)	(223,700)
Repurchases of common stock	—	(20,000)
Dividends paid to common shareholders	(63,870)	(60,894)
Cash paid for shares withheld to satisfy employee taxes	(7,505)	(6,588)
Settlements of forward contracts, net	(2,030)	13,917
Other, net	902	(147)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(22,191)	76,288
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	414	(3,093)
TOTAL INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	15,173	17,152
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,990	39,775
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,163	$56,927
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$44,745	$26,809
Income taxes (net of refunds)	$59,947	$67,555
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$9,239	$7,427
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We have reclassified certain amounts previously reported in our condensed consolidated statements of cash flows to conform to the presentation for the nine months ended September 30, 2023. We classify assets and liabilities related to long-term contracts as current using the duration of the related contract or program as our operating cycle, which is generally longer than one year. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
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

See Note 8 and Note 3 for financial information about our segments. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and notes included in our 2022 10-K.
Recently Adopted Accounting Standards
There were no accounting standards adopted during the nine months ended September 30, 2023 that had a significant impact on our financial position, results of operations, cash flows or disclosures.
Change in Accounting Principle
During the quarter ended September 30, 2023, we changed our annual goodwill impairment test date from September 30 to November 15. This is a change in method of applying an accounting principle which we believe is a preferable alternative as the new date of assessment is more closely aligned with the approval of our fourth quarter forecast and includes the most recent financial information available. This change does not delay, accelerate or avoid a potential impairment charge.
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
Our effective tax rate for the three months ended September 30, 2023 was 22.8% as compared to 24.6% for the three months ended September 30, 2022. Our effective tax rate for the nine months ended September 30, 2023 was 23.7% as compared to 24.1% for the nine months ended September 30, 2022. The effective tax rates for the three and nine months ended September 30, 2023 and 2022 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our foreign earnings.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At September 30, 2023, we had restricted cash and cash equivalents totaling $6.0 million, $2.9 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.0 million of which was held to meet reinsurance reserve requirements of our captive insurer.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statements of cash flows:

	September 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$50,201	$35,244
Restricted cash and cash equivalents	3,022	2,928
Restricted cash and cash equivalents included in Other Assets	2,940	2,818
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statements of cash flows	$56,163	$40,990
Inventories
At September 30, 2023 and December 31, 2022, Other current assets included inventories totaling $31.6 million and $22.9 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment, Net
Property, plant and equipment is stated at cost and is set forth below:

	September 30, 2023	December 31, 2022
	(In thousands)
Land	$10,621	$9,844
Buildings	377,478	365,955
Machinery and equipment	1,070,368	1,026,024
Property under construction	555,268	515,494
	2,013,735	1,917,317
Less: Accumulated depreciation	827,670	782,420
Property, Plant and Equipment, Net	$1,186,065	$1,134,897
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Currency translation adjustments	$(5,075)	$(4,207)
Net unrealized gain on derivative financial instruments	415	105
Unrecognized prior service cost on benefit obligations	(15,953)	(17,955)
Net unrealized gain on available-for-sale investments	218	127
Accumulated other comprehensive income (loss)	$(20,395)	$(21,930)

The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$(207)	$(152)	$(80)	$(86)	Revenues
	76	(142)	474	(612)	Cost of operations
	(131)	(294)	394	(698)	Total before tax
	31	74	(101)	178	Provision for Income Taxes
	$(100)	$(220)	$293	$(520)	Net Income
Amortization of prior service cost on benefit obligations	$(830)	$(813)	$(2,490)	$(2,440)	Other – net
	162	163	488	488	Provision for Income Taxes
	$(668)	$(650)	$(2,002)	$(1,952)	Net Income
Total reclassification for the period	$(768)	$(870)	$(1,709)	$(2,472)
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At September 30, 2023, we had deferred approximately $0.4 million of net gains on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended September 30, 2023 and 2022, we recognized gains of $12.6 million and $36.6 million, respectively, and for the nine months ended September 30, 2023 and 2022, we recognized gains of $3.7 million and $36.2 million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedging instruments.
At September 30, 2023, our derivative financial instruments consisted of FX forward contracts with a total notional value of $503.7 million with maturities extending to June 2025. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.

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

NOTE 3 – REVENUE RECOGNITION
As described in Note 1, our operations are assessed based on two reportable segments.
Disaggregated Revenues
Revenues by geographic area and customer type were as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$427,237	$—	$427,237	$402,300	$—	$402,300
Non-Government	47,004	15,322	62,326	16,753	7,700	24,453
	$474,241	$15,322	$489,563	$419,053	$7,700	$426,753
Canada:
Government	$90	$—	$90	$—	$—	$—
Non-Government	161	92,904	93,065	658	90,143	90,801
	$251	$92,904	$93,155	$658	$90,143	$90,801
Other:
Government	$1,008	$—	$1,008	$346	$—	$346
Non-Government	2,355	4,133	6,488	2,464	3,951	6,415
	$3,363	$4,133	$7,496	$2,810	$3,951	$6,761
Segment Revenues	$477,855	$112,359	590,214	$422,521	$101,794	524,315
Eliminations			(225)			(604)
Revenues			$589,989			$523,711

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$1,318,149	$—	$1,318,149	$1,219,340	$—	$1,219,340
Non-Government	98,777	41,518	140,295	62,547	23,770	86,317
	$1,416,926	$41,518	$1,458,444	$1,281,887	$23,770	$1,305,657
Canada:
Government	$178	$—	$178	$—	$—	$—
Non-Government	754	286,016	286,770	2,477	283,298	285,775
	$932	$286,016	$286,948	$2,477	$283,298	$285,775
Other:
Government	$3,311	$—	$3,311	$1,071	$—	$1,071
Non-Government	8,539	14,669	23,208	5,400	13,198	18,598
	$11,850	$14,669	$26,519	$6,471	$13,198	$19,669
Segment Revenues	$1,429,708	$342,203	1,771,911	$1,290,835	$320,266	1,611,101
Eliminations			(1,117)			(2,444)
Revenues			$1,770,794			$1,608,657

Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$473,778	$101,005	$574,783	$422,459	$87,159	$509,618
Point-in-time	4,077	11,354	15,431	62	14,635	14,697
Segment Revenues	$477,855	$112,359	590,214	$422,521	$101,794	524,315
Eliminations			(225)			(604)
Revenues			$589,989			$523,711

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$1,415,319	$291,721	$1,707,040	$1,290,745	$277,654	$1,568,399
Point-in-time	14,389	50,482	64,871	90	42,612	42,702
Segment Revenues	$1,429,708	$342,203	1,771,911	$1,290,835	$320,266	1,611,101
Eliminations			(1,117)			(2,444)
Revenues			$1,770,794			$1,608,657
Revenues by contract type were as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$301,392	$2,225	$303,617	$308,827	$2,531	$311,358
Firm-Fixed-Price	87,812	72,719	160,531	47,359	69,170	116,529
Cost-Plus Fee	83,549	—	83,549	65,679	—	65,679
Time-and-Materials	5,102	37,415	42,517	656	30,093	30,749
Segment Revenues	$477,855	$112,359	590,214	$422,521	$101,794	524,315
Eliminations			(225)			(604)
Revenues			$589,989			$523,711

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$920,821	$9,013	$929,834	$935,200	$7,047	$942,247
Firm-Fixed-Price	259,853	221,841	481,694	191,597	222,503	414,100
Cost-Plus Fee	242,774	—	242,774	161,167	—	161,167
Time-and-Materials	6,260	111,349	117,609	2,871	90,716	93,587
Segment Revenues	$1,429,708	$342,203	1,771,911	$1,290,835	$320,266	1,611,101
Eliminations			(1,117)			(2,444)
Revenues			$1,770,794			$1,608,657

Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. During the three and nine months ended September 30, 2023, we recognized net favorable changes in estimates related to contracts that recognize revenue over time that resulted in increases in revenues of $17.4 million and $4.4 million, respectively. During the three and nine months ended September 30, 2023, we recognized decreases in cost of operations of $2.5 million. Included in these amounts are contract adjustments related to a nuclear operations contract within our Government Operations segment. These adjustments resulted in net favorable increases in revenue of $20.4 million and $20.0 million and decreases in cost of operations of $2.5 million for the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2022, we recognized net favorable changes in estimates related to contracts that recognize revenue over time that resulted in increases in revenues of $4.2 million and $1.1 million, respectively, and increases in cost of operations of $2.2 million for the nine months ended September 30, 2022. Included in these amounts are contract adjustments for cost overruns related to the manufacture of non-nuclear components being produced within our Government Operations segment. We recognized decreases in operating income of $11.3 million for the nine months ended September 30, 2022 related to this matter. We are pursuing recovery of cost overruns related to this project.
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

	September 30,	December 31,
	2023	2022
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$541,120	$521,291
Retainages	$77,823	$48,566
Advance billings on contracts	$71,990	$88,726
During the three months ended September 30, 2023 and 2022, we recognized $1.1 million and $11.2 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year. During the nine months ended September 30, 2023 and 2022, we recognized $70.3 million and $88.5 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. At September 30, 2023, our remaining performance obligations were $3,980.8 million. We expect to recognize approximately 57% of the revenue associated with our remaining performance obligations by the end of 2024, with the remainder to be recognized thereafter.
NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended September 30, 2023 and 2022, these amounts were $2.0 million and $3.1 million, respectively. For the nine months ended September 30, 2023 and 2022, these amounts were $5.9 million and

$9.3 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended September 30, 2023 and 2022, these amounts were $(2.5) million and $(12.6) million, respectively. For the nine months ended September 30, 2023 and 2022, these amounts were $(7.4) million and $(37.8) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	(In thousands)
Service cost	$1,881	$2,945	$5,639	$8,850	$86	$163	$255	$494
Interest cost	11,913	7,825	35,772	23,504	538	345	1,607	1,039
Expected return on plan assets	(15,113)	(20,863)	(45,332)	(62,619)	(634)	(738)	(1,903)	(2,213)
Amortization of prior service cost	820	807	2,460	2,421	10	7	30	20
Net periodic benefit income	$(499)	$(9,286)	$(1,461)	$(27,844)	$—	$(223)	$(11)	$(660)
NOTE 5 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.
NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at September 30, 2023:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$7,034	$—	$7,034	$—	$—
Available-for-sale securities
Corporate bonds	1,772	1,772	—	—	—
Total	$8,806	$1,772	$7,034	$—	$—
The following is a summary of our investments measured at fair value at December 31, 2022:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$6,341	$—	$6,341	$—	$—
Available-for-sale securities
U.S. Government and agency securities	3,253	3,253	—	—	—
Corporate bonds	2,265	1,714	551	—	—
Asset-backed securities and collateralized mortgage obligations	42	—	42	—	—
Total	$11,901	$4,967	$6,934	$—	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At September 30, 2023 and December 31, 2022, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $5.4 million and $1.2 million, respectively. Derivative assets and liabilities are included in Accounts receivable – other and Accounts payable, respectively, on our condensed consolidated balance sheets.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our 4.125% senior notes due 2028 (the "Senior Notes due 2028") and our 4.125% senior notes due 2029 (the "Senior Notes due 2029"), on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At September 30, 2023 and December 31, 2022, the fair value of the Senior Notes due 2028 was $352.2 million and $358.0 million, respectively, and the fair value of the Senior Notes due 2029 was $347.2 million and $352.0 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at September 30, 2023 and December 31, 2022.
Note receivable. Included in Other Assets is a note receivable related to a third-party loan entered into during the three months ended September 30, 2023. We base the fair value of this level 2 note receivable instrument on the present value of future cash flows discounted at market interest rates for financial instruments with similar quality and terms. At September 30, 2023, the carrying value of our note receivable was $7.3 million and approximated its fair value.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended September 30, 2023 and 2022 totaled $3.7 million and $3.2 million, respectively, with associated tax benefit totaling $0.5 million and $0.5 million, respectively. Stock-based compensation recognized for all of our plans for the nine months ended September 30, 2023 and 2022 totaled $12.5 million and $12.4 million, respectively, with associated tax benefit totaling $2.0 million and $2.1 million, respectively.

NOTE 8 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on two reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
REVENUES:
Government Operations	$477,855	$422,521	$1,429,708	$1,290,835
Commercial Operations	112,359	101,794	342,203	320,266
Eliminations (1)	(225)	(604)	(1,117)	(2,444)
	$589,989	$523,711	$1,770,794	$1,608,657
(1)Segment revenues are net of the following intersegment transfers:

Government Operations Transfers	$(213)	$(604)	$(1,001)	$(2,378)
Commercial Operations Transfers	(12)	—	(116)	(66)
	$(225)	$(604)	$(1,117)	$(2,444)
OPERATING INCOME:
Government Operations	$85,632	$77,735	$258,400	$233,749
Commercial Operations	9,083	6,847	21,613	23,673
	$94,715	$84,582	$280,013	$257,422
Unallocated Corporate (2)	(9,357)	(4,704)	(20,147)	(10,734)
Total Operating Income	$85,358	$79,878	$259,866	$246,688
Other Income (Expense)	(7,192)	2,144	(24,087)	10,881
Income before Provision for Income Taxes	$78,166	$82,022	$235,779	$257,569
(2)Unallocated corporate includes general corporate overhead not allocated to segments.
NOTE 9 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$60,273	$61,603	$179,962	$195,226
Weighted-average common shares	91,659,117	91,407,599	91,596,650	91,455,350
Basic earnings per common share	$0.66	$0.67	$1.96	$2.13
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$60,273	$61,603	$179,962	$195,226
Weighted-average common shares (basic)	91,659,117	91,407,599	91,596,650	91,455,350
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	236,363	247,937	236,800	210,033
Adjusted weighted-average common shares	91,895,480	91,655,536	91,833,450	91,665,383
Diluted earnings per common share	$0.66	$0.67	$1.96	$2.13
(1)At September 30, 2023 and 2022, we excluded 92,389 and 31,507 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

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
Cautionary Statement Concerning Forward-Looking Statements
From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our Company. Forward-looking statements include those statements that express a belief, expectation or intention, as well as those that are not statements of historical fact, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements and assumptions regarding expectations and projections of specific projects, our future backlog, revenues, income, capital spending, strategic investments, acquisitions or divestitures, return of capital activities or margin improvement initiatives are examples of forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "seek," "goal," "could," "intend," "may," "should" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.
We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our Company, industries and business environment. We caution that these statements are not guarantees of future performance and you should not rely unduly on them as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in Item 1A of our 2022 10-K, most of which are difficult to predict and many of which are beyond our control. As a contractor to the U.S. Government, such risks include, without limitation, budget uncertainty, the risk of future budget cuts, the impact of continuing resolution funding mechanisms and the debt ceiling, the potential for government shutdowns and changing funding and acquisition priorities. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
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
Critical Accounting Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 of our 2022 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2023.
Accounting for Contracts
On certain of our performance obligations, we recognize revenue over time. In accordance with FASB Topic Revenue from Contracts with Customers, we are required to estimate the total amount of costs on these performance obligations. As of September 30, 2023, we have provided for the estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract revenues and costs. A principal risk on fixed-price contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in the cost of labor, forecasted labor productivity or raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows.

During the three and nine months ended September 30, 2023, we recognized net favorable changes in estimates related to contracts that recognize revenue over time that resulted in increases in revenues of $17.4 million and $4.4 million, respectively. During the three and nine months ended September 30, 2023, we recognized decreases in cost of operations of $2.5 million. Included in these amounts are contract adjustments related to a nuclear operations contract within our Government Operations segment. These adjustments resulted in net favorable increases in revenue of $20.4 million and $20.0 million and decreases in cost of operations of $2.5 million for the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2022, we recognized net favorable changes in estimates related to contracts that recognize revenue over time that resulted in increases in revenues of $4.2 million and $1.1 million, respectively, and increases in cost of operations of $2.2 million for the nine months ended September 30, 2022. Included in these amounts are contract adjustments for cost overruns related to the manufacture of non-nuclear components being produced within our Government Operations segment. We recognized decreases in operating income of $11.3 million for the nine months ended September 30, 2022 related to this matter. We are pursuing recovery of cost overruns related to this project.
The U.S. Government is currently operating under a continuing resolution to continue funding the U.S Government at fiscal year 2023 levels through the earlier of November 17, 2023, or until fiscal year 2024 appropriations bills are enacted. Under the continuing resolution, funding at amounts consistent with appropriated levels for fiscal year 2023 are available, subject to certain restrictions, but new contract and program starts are not authorized. We expect our key programs will continue to be supported and funded under the continuing resolution. However, during periods covered by continuing resolutions, we may experience delays in new awards of our products and services, and those delays may adversely affect our results of operations. If Congress is not able to enact fiscal year 2024 appropriations bills or extend the continuing resolution, the U.S. Government will enter a whole or partial shutdown. The impact of any government shutdown is uncertain. However, if a government shutdown were to occur and were to continue for an extended period, we could be at risk of program cancellations, schedule delays, production halts and other disruptions and nonpayment, which could adversely affect our results of operations.
We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions, the global security environment, inflationary pressures and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs. See the discussion of U.S. Government contracting and funding risks within “Item 1A, Risk Factors” included in our 2022 10-K, including under the heading “Federal budget delays, federal debt ceiling limitations, or reductions in government spending could adversely impact government spending for the products and services we provide.
Results of Operations – Three and Nine Months Ended September 30, 2023 vs. Three and Nine Months Ended September 30, 2022
Selected financial highlights are presented in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
	(In thousands)
REVENUES:
Government Operations	$477,855	$422,521	$55,334	$1,429,708	$1,290,835	$138,873
Commercial Operations	112,359	101,794	10,565	342,203	320,266	21,937
Eliminations	(225)	(604)	379	(1,117)	(2,444)	1,327
	$589,989	$523,711	$66,278	$1,770,794	$1,608,657	$162,137
OPERATING INCOME:
Government Operations	$85,632	$77,735	$7,897	$258,400	$233,749	$24,651
Commercial Operations	9,083	6,847	2,236	21,613	23,673	(2,060)
	$94,715	$84,582	$10,133	$280,013	$257,422	$22,591
Unallocated Corporate	(9,357)	(4,704)	(4,653)	(20,147)	(10,734)	(9,413)
Total Operating Income	$85,358	$79,878	$5,480	$259,866	$246,688	$13,178

Consolidated Results of Operations
Three months ended September 30, 2023 vs. 2022
Consolidated revenues increased 12.7%, or $66.3 million, to $590.0 million in the three months ended September 30, 2023 compared to $523.7 million for the corresponding period of 2022 due to increases in revenues in our Government Operations and Commercial Operations segments of $55.3 million and $10.6 million, respectively.
Consolidated operating income increased $5.5 million to $85.4 million in the three months ended September 30, 2023 compared to $79.9 million for the corresponding period of 2022. Operating income in our Government Operations and Commercial Operations segments increased $7.9 million and $2.2 million, respectively. These increases were partially offset by higher Unallocated Corporate expenses of $4.7 million compared to the corresponding period of 2022.
Nine months ended September 30, 2023 vs. 2022
Consolidated revenues increased 10.1%, or $162.1 million, to $1,770.8 million in the nine months ended September 30, 2023 compared to $1,608.7 million for the corresponding period of 2022 due to increases in revenues in our Government Operations and Commercial Operations segments of $138.9 million and $21.9 million, respectively.
Consolidated operating income increased $13.2 million to $259.9 million in the nine months ended September 30, 2023 compared to $246.7 million for the corresponding period of 2022. Operating income in our Government Operations segment increased $24.7 million which was partially offset by lower operating income in our Commercial Operations segment of $2.1 million when compared to the prior year. We also experienced higher Unallocated Corporate expenses of $9.4 million.
Government Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
	(In thousands)
Revenues	$477,855	$422,521	$55,334	$1,429,708	$1,290,835	$138,873
Operating Income	$85,632	$77,735	$7,897	$258,400	$233,749	$24,651
% of Revenues	17.9%	18.4%		18.1%	18.1%
Three months ended September 30, 2023 vs. 2022
Revenues increased $55.3 million, or 13.1%, to $477.9 million in the three months ended September 30, 2023 compared to $422.5 million for the corresponding period of 2022. The increase was driven by additional revenues associated with naval nuclear fuel and uranium processing as well as higher volume in the manufacture of nuclear components for U.S. Government programs, resulting in increases in revenues of $36.7 million and $24.9 million, respectively. Continued growth in design and engineering work executed by our advanced technologies business, particularly in the defense market, resulted in an additional increase in revenues of $20.3 million. These increases were partially offset by the timing of long-lead material procurements when compared to the corresponding period of the prior year.
Operating income increased $7.9 million to $85.6 million in the three months ended September 30, 2023 compared to $77.7 million for the corresponding period of 2022, primarily due to the operating income impact of the changes in revenues noted above which was partially offset by lower fee income associated with our joint venture activities.
Nine months ended September 30, 2023 vs. 2022
Revenues increased 10.8%, or $138.9 million, to $1,429.7 million in the nine months ended September 30, 2023 compared to $1,290.8 million for the corresponding period of 2022. Higher volume in the manufacture of nuclear components for U.S. Government programs and additional revenues associated with naval nuclear fuel and uranium processing resulted in increases in revenues of $68.5 million and $48.7 million, respectively. Continued growth in design and engineering work executed by our advanced technologies business, particularly in the defense market, resulted in an additional increase in revenues of $55.5 million. These increases were partially offset by the timing of long-lead material procurements when compared to the corresponding period in the prior year.
Operating income increased $24.7 million to $258.4 million in the nine months ended September 30, 2023 compared to $233.7 million for the corresponding period of 2022. The increase was due to the operating income impact of the changes in revenues noted above in addition to higher fee income associated with our joint venture activities when compared to the corresponding period of prior year.
Commercial Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
	(In thousands)
Revenues	$112,359	$101,794	$10,565	$342,203	$320,266	$21,937
Operating Income	$9,083	$6,847	$2,236	$21,613	$23,673	$(2,060)
% of Revenues	8.1%	6.7%		6.3%	7.4%
Three months ended September 30, 2023 vs. 2022
Revenues increased 10.4%, or $10.6 million, to $112.4 million in the three months ended September 30, 2023 compared to $101.8 million for the corresponding period of 2022. The increase was primarily related to higher levels of in-plant inspection, maintenance, modification and refurbishment services of $8.5 million and an increase in revenues in our medical radioisotopes business of $4.3 million. These increases were partially offset by decreased revenues in our fuel handling business.
Operating income increased $2.2 million to $9.1 million in the three months ended September 30, 2023 compared to $6.8 million for the corresponding period of 2022. The increase was due to the operating income impact of the changes in revenues noted above which was partially offset by a shift in our project and product line mix.
Nine months ended September 30, 2023 vs. 2022
Revenues increased 6.8%, or $21.9 million, to $342.2 million in the nine months ended September 30, 2023 compared to $320.3 million for the corresponding period of 2022. The increase was primarily related to higher levels of in-plant inspection, maintenance, modification and refurbishment services of $13.4 million and an increase in revenues in our medical radioisotopes business of $9.1 million. We also experienced higher volume in our nuclear components manufacturing businesses. These increases were partially offset by decreased revenues in our fuel handling and fuel fabrication businesses.
Operating income decreased $2.1 million to $21.6 million in the nine months ended September 30, 2023 compared to $23.7 million in 2022. The decrease was primarily due to a shift in our project and product line mix. In particular, our field services business has experienced a considerable increase in volume associated with large scale, long-term construction projects in support of major refurbishment and plant life extension projects in Canada. In addition, an increase in restructuring-related expenses of $1.6 million had an unfavorable impact on operating income when compared to the corresponding period of the prior year.
Unallocated Corporate
Unallocated corporate expenses increased $4.7 million and $9.4 million in the three and nine months ended September 30, 2023, respectively, compared to the corresponding period of 2022 primarily due to increases in healthcare costs and compensation related expenses. These increases were partially offset by a decrease in legal and consulting costs associated with due diligence activities when compared to the prior year.
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
	(In thousands)
Income before Provision for Income Taxes	$78,166	$82,022	$(3,856)	$235,779	$257,569	$(21,790)
Provision for Income Taxes	$17,814	$20,185	$(2,371)	$55,769	$61,977	$(6,208)
Effective Tax Rate	22.8%	24.6%		23.7%	24.1%

We primarily operate in the U.S., Canada and the U.K. and recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21%, our Canadian tax provision based on the Canadian local statutory rate of approximately 25%, and our U.K. tax provision based on the U.K. local statutory rate of 25%.
Our effective tax rate for the three months ended September 30, 2023 was 22.8% as compared to 24.6% for the three months ended September 30, 2022. Our effective tax rate for the nine months ended September 30, 2023 was 23.7% as compared to 24.1% for the nine months ended September 30, 2022. The effective tax rates for the three and nine months ended September 30, 2023 and 2022 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our foreign earnings.
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

	September 30, 2023	December 31, 2022
	(In approximate millions)
Government Operations	$3,259	$3,515
Commercial Operations	722	629
Total Backlog	$3,981	$4,144
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Government Operations segment.
As of September 30, 2023, our ending backlog was $3,980.8 million, which included $455.3 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 57% of the revenue associated with our backlog by the end of 2024, with the remainder to be recognized thereafter.
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
The value of unexercised options excluded from backlog as of September 30, 2023, was approximately $200 million, which is expected to be awarded in annual installments through 2024, subject to annual Congressional appropriations.
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
The Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted total net leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of September 30, 2023, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Credit Facility bear interest at our option at either (1) the Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Revolving Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Revolving Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our total net leverage ratio. Based on the total net leverage ratio applicable at September 30, 2023, the margin for Term SOFR and base rate loans was 1.50% and 0.50%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.50% and 0.90%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.20%.
As of September 30, 2023, borrowings under the Term Loan totaled $245.3 million, borrowings and letters of credit issued under the Revolving Credit Facility totaled $305.0 million and $1.7 million, respectively, and we had $443.3 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of September 30, 2023, the weighted-average interest rate on outstanding borrowings under the Credit Facility was 6.93%.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of September 30, 2023, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
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
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of September 30, 2023, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of September 30, 2023, bonds issued and outstanding under these arrangements totaled approximately $113.6 million.

Similarly, we have provided letters of credit to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our Revolving Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit under our bilateral letter of credit facility is at the issuer’s discretion, and our bilateral letter of credit facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our Credit Facility. Although there can be no assurance that we will maintain our bilateral letter of credit facility capacity, we believe our current capacity, together with capacity under our Revolving Credit Facility, is adequate to support our existing requirements for the next 12 months. As of September 30, 2023, letters of credit issued and outstanding under our bilateral letter of credit facility totaled approximately $39.2 million, and such letters of credit are secured by the collateral under our Credit Facility.
Long-term Benefit Obligations
As of September 30, 2023, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $73.1 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $2.7 million for the remainder of 2023 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.
Other
Cash, Cash Equivalents, Restricted Cash and Investments
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Domestic	$45,793	$38,455
Foreign	19,176	14,436
Total	$64,969	$52,891
Our working capital increased by $123.0 million to $526.7 million at September 30, 2023 from $403.8 million at December 31, 2022, primarily attributable to the timing of project cash flows and customer payments as well as an increase in cash and cash equivalents as of September 30, 2023.
Our net cash provided by operating activities increased by $4.9 million to $141.9 million in the nine months ended September 30, 2023, compared to $137.0 million in the nine months ended September 30, 2022. The increase in cash provided by operating activities was primarily attributable to the timing of vendor payments largely offset by the timing of project cash flows when compared to the prior year.
Our net cash used in investing activities decreased by $88.1 million to $105.0 million in the nine months ended September 30, 2023, compared to $193.1 million in the nine months ended September 30, 2022. The decrease in cash used in investing activities was primarily attributable to the $47.3 million acquisition of Dynamic and Cunico in the prior year. In addition, we experienced a decrease in purchases of property, plant and equipment of $34.1 million as well as a $11.5 million decrease in investments in equity method investees in the nine months ended September 30, 2023.
Our net cash used in financing activities increased by $98.5 million to $22.2 million in the nine months ended September 30, 2023, compared to $76.3 million cash provided by financing activities in the nine months ended September 30, 2022. The increase in cash used in financing activities was primarily attributable to a reduction in net borrowings of long-term debt of $99.7 million which was partially offset by a reduction in repurchases of common stock of $20.0 million when compared to the corresponding period of the prior year.
At September 30, 2023, we had restricted cash and cash equivalents totaling $6.0 million, $2.9 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $3.0 million of which was held to meet reinsurance reserve requirements of our captive insurer.

At September 30, 2023, we had long-term investments with a fair value of $8.8 million. Our investment portfolio consists primarily of corporate bonds and mutual funds. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
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
Item 4.    CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended September 30, 2023. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
July 1, 2023 - July 31, 2023	4,272	$71.55	—	$397.6
August 1, 2023 - August 31, 2023	3,433	$73.36	—	$397.6
September 1, 2023 - September 30, 2023	—	$—	—	$397.6
Total	7,705	$72.36	—
(1)Includes 4,272, 3,433 and 0 shares repurchased during July, August and September, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)On April 30, 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $500 million with no expiration date.
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    EXHIBITS

Exhibit Number	Description
3.1
Certificate of Amendment to Restated Certificate of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2019 (File No. 1-34658)).

3.2	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2019 (File No. 1-34658)).

3.3	Amended and Restated Bylaws, effective August 2, 2023 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 1-34658)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

November 1, 2023