Form 10-K
period 2023-12-31
BWX Technologies, Inc.
filed 2024-02-27
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2023) was approximately $6.5 billion.
The number of shares of the registrant's common stock outstanding at February 23, 2024 was 91,309,389.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2024 Annual Meeting of Stockholders to be held on May 3, 2024 are incorporated by reference into Part III of this Form 10-K.

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
The demand for nuclear components by the U.S. Government determines a substantial portion of this segment's backlog. We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future. In March 2023, the U.S. Navy issued its 30-year shipbuilding plan containing three alternative procurement profiles based upon varied funding assumptions. All three indicate growth in the total number of ships and a sustained, or increased, procurement profile for nuclear-powered submarines and aircraft carriers. We plan to make additional capital expenditures and investments in personnel to meet the current demand requirements, and we expect to continue making such expenditures and investments in the future.

This segment also provides various services to the U.S. Government by managing and operating high-consequence operations at U.S. nuclear weapons sites, national laboratories and manufacturing complexes. The revenues and equity in income of investees under these types of contracts are largely a function of spending by the U.S. Government and the performance scores we and our consortium partners earn in managing and operating these sites. With our specialized capabilities of full life-cycle management of special materials, facilities and technologies, we believe that we are well-positioned to continue participating in the ongoing cleanup, operation and management of critical government-owned nuclear sites, laboratories and manufacturing complexes maintained by the DOE, NASA and other federal agencies.
The Government Operations segment is also a leader in the development of advanced nuclear reactors for a variety of power and propulsion applications in the space and terrestrial domains. U.S. Government customers for these applications include NASA, the U.S. Department of Defense ("DoD") and the DOE. We offer complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for these programs.
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
This segment also manufactures and supplies products for diagnostic imaging and radiotherapeutic treatments and is a partner for contract development and manufacturing services for life science and pharmaceutical companies. Among its offerings is the manufacture of medical radioisotopes, radiopharmaceuticals and medical devices, as well as partnerships with life science and pharmaceutical companies developing new drugs.
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

Our Government Operations segment also enters into contracts that include the management and operation of nuclear production facilities, environmental management sites and the management of spent nuclear fuel and transuranic waste for the U.S. Government, primarily the DOE. These activities are primarily accomplished through our participation in joint ventures with other contractors as further discussed under the caption "Joint Ventures" below. The contracts for the management and operation of U.S. Government facilities are awarded through a complex and protracted procurement process. These contracts are generally structured as five-year contracts with options for up to five additional years, which are exercisable by the customer, or include provisions whereby the contract durations can be extended as a result of the achievement of certain performance metrics. These are generally cost-reimbursable contracts that include an award fee that is primarily based on annual performance, with periodic provisional fee payments and annual true-up payments. Depending on the type of contract, the contractor may be required to supply working capital, which is reimbursed by the U.S. Government through regular invoicing.
This segment also serves customers of our advanced technology platforms primarily through contracts that are awarded following a competitive bid process, primarily in the early design and development phases of the underlying program. Most of our contracts in this area are cost-plus which reduces our overall risk as the underlying projects increase in scale.
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
Our backlog at December 31, 2023 and 2022 was as follows:

	December 31, 2023		December 31, 2022
	(In approximate millions)
Government Operations	$3,217	80%	$3,515	85%
Commercial Operations	781	20%	629	15%
Total Backlog	$3,998	100%	$4,144	100%
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Government Operations segment. See Note 4 to our consolidated financial statements included in this Report for financial information on our equity method investments.

At December 31, 2023, our ending backlog was $3,997.6 million, which included $414.7 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 51% of the revenue associated with our backlog by the end of 2024, with the remainder to be recognized thereafter.
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
The value of unexercised options excluded from backlog as of December 31, 2023 was approximately $100 million which are expected to be awarded in 2024, subject to annual Congressional appropriations.
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
This segment also engages in the management and operation of U.S. Government facilities and the delivery of environmental remediation services (decontamination and decommissioning) associated with U.S. Government-owned nuclear facilities. Many of our government contracts in this area are bid as a joint venture with one or more companies, in which we have a majority or a minority position. The performance of our joint venture partners can impact our reputation and our future competitive position with respect to that particular project and customer. Our primary competitors in the delivery of goods and services to the U.S. Government and the operation of U.S. Government facilities include, but are not limited to, Bechtel National, Inc., Amentum, Fluor Corporation, Jacobs Engineering Group, Inc., Northrop Grumman Corporation, Huntington Ingalls Industries, Inc., Honeywell International, Inc., Leidos, Inc., Westinghouse Electric Corporation and AtkinsRéalis. The primary bases of competition for this segment are experience, past performance, availability of key personnel and technical capabilities.
Commercial Operations
Our Commercial Operations segment supplies heavy nuclear components, specialized engineering and maintenance services, nuclear fuel, fuel handling systems and tooling delivery systems for CANDU reactors. This segment competes with a number of companies specializing in nuclear capabilities including, but not limited to, Framatome, Cameco Corporation, Doosan Heavy Industries & Construction Co., Ltd., E.S. Fox Limited, AECON Group Inc., Bechtel National, Inc., Westinghouse Electric Corporation and AtkinsRéalis. The primary bases of competition for this segment are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.
This segment also manufactures medical radioisotopes, radiopharmaceuticals and medical devices, and partners with life science and pharmaceutical companies developing new drugs. This segment competes with a number of nuclear medicine companies which include, but are not limited to, Curium Pharma, Lantheus Holdings, Inc. and Jubilant DraxImage Inc. The primary bases of competition in this area are quality, distribution capabilities, price and reliability.
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
•Los Alamos Legacy Cleanup Contract. Newport News Nuclear BWXT – Los Alamos, LLC, a limited liability company formed by Stoller Newport News Nuclear, Inc., a subsidiary of Huntington Ingalls Industries, Inc.'s Technical Solutions division, and BWXT Technical Services Group, Inc. ("BWXT TSG"), was awarded a contract to perform environmental monitoring and remediation, waste management and disposition, and decontamination and decommissioning at the Los Alamos National Laboratory site and surrounding private and government-owned lands.
•Lawrence Livermore National Laboratory. Lawrence Livermore National Security, LLC, a limited liability company formed by the University of California, Bechtel National, Inc., Amentum and BWXT Government Group, Inc., manages and operates Lawrence Livermore National Laboratory located in Livermore, California. The laboratory serves as a national resource in science and engineering, focused on national security, energy, the environment and bioscience, with special responsibility for nuclear devices.
•Savannah River Integrated Mission Completion Contract. Savannah River Mission Completion LLC, a limited liability company formed by BWXT TSG, Amentum and Fluor Federal Services, Inc. was awarded a contract to receive, store, treat and dispose of radioactive liquid waste for the DOE at the Savannah River Site located in Aiken, South Carolina.
•Portsmouth Gaseous Diffusion Plant D&D. Fluor-BWXT Portsmouth LLC is a limited liability company formed by Fluor Federal Services, Inc. and BWXT TSG to provide nuclear operations, decontamination and decommissioning services at the Portsmouth Gaseous Diffusion Plant in Portsmouth, Ohio. A follow-on contract was awarded by the DOE to a competitor in 2023 and transition is expected to occur during 2024.
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
Customers
We provide our products and services to a diverse customer base, including the U.S. Government, utilities and other customers in the nuclear power and radiopharmaceutical industries. Our largest and primary customer of our Government Operations segment is the U.S. Government. During the years ended December 31, 2023, 2022 and 2021, the U.S. Government represented approximately 75%, 76% and 76% of our total consolidated revenues, respectively. No individual non-U.S. Government customer accounted for more than 10% of our consolidated revenues in the years ended December 31, 2023, 2022 or 2021.
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
Our Government Operations and Commercial Operations segments rely on a limited number of suppliers, including single-source suppliers, for certain materials used in our products; however, we believe the suppliers of these materials are reliable. Additionally, we and the U.S. Government expend significant effort to monitor and maintain the supplier base for our Government Operations segment.
Human Capital Management
People Strong, Innovation Driven
Our employees are responsible for providing safe and effective nuclear solutions for global security, clean energy, environmental restoration, nuclear medicine and space exploration. We encourage innovation to develop new technologies, improve our products and open new markets.
Our goal is to be the employer of choice within our industry and the communities in which we operate. We focus on maintaining a solid pipeline of talent throughout our organization and developing the capabilities and skills in our workforce needed for the future of our business. We strive to maintain a highly-skilled and diverse workforce where employees are recruited, compensated, retained and promoted based on their performance and contribution to the Company.
Employees
At December 31, 2023, we employed approximately 7,800 persons worldwide, predominantly in the U.S. (6,200 employees) and Canada (1,600 employees). Many of our operations are subject to union contracts, which we negotiate periodically. At December 31, 2023, approximately 2,000 of our employees were members of labor unions. We consider our relationships with our employees to be satisfactory.
Employee Compensation and Benefits
Our compensation plans are designed to reward our employees for achieving and exceeding objectives that create long-term value for shareholders. The success and growth of our business is attributable to our ability to attract, develop, engage and retain talented and high-performing employees at all levels in our Company. Our compensation programs are further designed to ensure we remain competitive relative to the markets in which we operate; provide meaningful value to employees and those they care for; incentivize the short- and long-term success of BWXT and its stakeholders through programs with consistent performance measures throughout the organization; and recognize employees who make outstanding contributions to the organization.
Providing comprehensive, competitive, and affordable retirement, healthcare, income protection and other benefits is also central to our attraction and retention strategy. We offer health benefits which include various medical/pharmacy plan options, health savings accounts for those in high deductible health plans, and flexible spending accounts for both health care and dependent care are also available to employees, where applicable. Our income protection plans provide coverage for employees in the event of an unexpected illness or injury. We also offer retirement, investment, and tax savings/deferral opportunities to our employees.
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
Diversity, Equity and Inclusion
We value the diversity of our employees and are committed to providing an engaging and inclusive atmosphere for all that promotes productivity and encourages creativity and innovation. We maintain a Diversity and Inclusion ("D&I")

Committee comprised of a rotating group of employees representing various job functions, levels and backgrounds. The D&I Committee works to identify and implement changes to promote awareness and foster a culture of diversity and inclusion throughout the workforce. In addition, we participate in numerous conferences and career fairs each year that focus on diversity, including those hosted by the National Society of Black Engineers and the Society of Women Engineers.
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
We charge the costs of research and development unrelated to specific contracts as incurred. Excluding customer-sponsored research and development, the majority of our activities in this area for the years ended December 31, 2023, 2022 and 2021 related to the development of technologies in the area of medical and industrial radioisotopes, radiopharmaceuticals, additive and autonomous manufacturing and advanced reactors. Contractual arrangements for customer-sponsored research and development can vary and include contracts, cost-sharing arrangements, cooperative agreements and grants.

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
As loss control measures will not always be successful, we seek to establish various means of funding losses and transferring financial liability related to incidents or occurrences. We primarily seek to do this through contractual protections, including waivers of consequential damages, indemnities, caps on liability, liquidated damages provisions and access to the insurance of other parties. We also procure insurance, operate our own captive insurance company and establish funded and/or unfunded reserves. However, none of these methods will eliminate all risks.
Depending on competitive conditions, the nature of the work, industry custom and other factors, we may not be successful in obtaining adequate contractual protection from our customers and other parties against losses and liabilities arising out of or related to the performance of our work. The scope of the protection may be limited, may be subject to conditions and may not be supported by adequate insurance or other means of risk financing. In addition, we may have difficulty enforcing our contractual rights with others following a material loss.
Similarly, insurance for certain potential losses or liabilities may not be available or may only be available at a cost or on terms we consider not to be economical. Insurers frequently react to market losses by ceasing to write or severely limiting coverage for certain exposures. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, property losses from wind, flood and earthquake events, nuclear hazards, war, pollution liability (including per- and polyfluoroalkyl substances), liabilities related to occupational health exposures (including asbestos), professional liability, errors and omissions coverage, the failure, misuse or unavailability of our information and/or operational technology systems, the failure of security measures designed to protect our information technology systems from security breaches and liability related to risk of loss of our work in progress. In cases where we purchase insurance, we are subject to the creditworthiness of the relevant insurer(s), the available limits of the coverage, our retention under the relevant policy, exclusions in the policy and gaps in coverage.
Our operations in designing, engineering, manufacturing, constructing and servicing nuclear power equipment and components for our commercial nuclear utility customers subject us to various risks, including, without limitation, damage to our customers' property and third-party claims for personal injury, environmental liability, death and property damage. To protect against liability for damage to a customer's property, we endeavor to obtain waivers of liability and subrogation from the customer and its insurer. We also attempt to cap our overall liability in our contracts. To protect against liability from claims brought by third parties in the U.S., we seek to be insured under the utility customer's nuclear liability policies and have the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act. The Price-Anderson Act limits the public liability of U.S. manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of a statutory amount. This amount is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where we provide environmental remediation services, we seek the same protection from our customers as we do for our other nuclear activities. The Price-Anderson Act, as amended, includes a sunset provision and requires renewal each time that it expires. Contracts that were entered into during a period of time that the Price-Anderson Act was in full force and effect continue to receive the benefit of the Price-Anderson Act's nuclear indemnity. The Price-Anderson Act is set to expire on December 31, 2025. We also provide nuclear fabrication and other services to the nuclear power industry in Canada. Canada's Nuclear Liability and Compensation Act ("NLCA") generally conforms to international conventions and is conceptually similar to the Price-Anderson Act in the U.S. Accordingly, indemnification protections and the possibility of exclusions under Canada's NLCA are similar to those under the Price-Anderson Act in the U.S.
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
Our compliance with federal, foreign, state and local environmental control and protection regulations resulted in pre-tax expense of approximately $20.0 million, $20.0 million and $17.5 million in the years ended December 31, 2023, 2022 and 2021, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $0.7 million, $1.6 million and $3.1 million in the years ended December 31, 2023, 2022 and 2021, respectively. We expect to spend another $2.2 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future, but we anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial condition as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, we can provide no assurance that we will not incur significant environmental compliance costs in the future.
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
Environmental remediation projects have been and continue to be undertaken at certain of our current and former facilities. In 2002, Congress directed the U.S. Army Corps of Engineers ("Army Corps") to clean up radioactive waste at the Shallow Land Disposal Area located in Parks Township, Armstrong County, Pennsylvania (the "SLDA"), consistent with the Memorandum of Understanding between the Nuclear Regulatory Commission and the United States Army Corps of Engineers for Coordination on Cleanup and Decommissioning of the Formerly Utilized Sites Remedial Action Program Sites with NRC-Licensed Facilities, dated July 5, 2001 (the "MOU"). From 1961 to 1970, the SLDA was operated by the Nuclear Materials and Equipment Corporation ("NUMEC") pursuant to Atomic Energy Commission ("AEC") License SNM-145. The AEC was the predecessor to the NRC. The SLDA was used for the disposal of waste from NUMEC's nuclear fuels fabrication facility in Apollo, Pennsylvania. Both radioactive and non-radioactive waste was disposed in a series of trenches at the SLDA. NUMEC, a former subsidiary of Atlantic Richfield Company ("ARCO"), was acquired by BWXT in November 1971. Shortly after the Army Corps' contractor commenced cleanup operations in 2011, the Army Corps ceased excavation activities because the contractor deviated from accepted field procedures, and the excavated material was found to be complex and beyond the Army Corps' characterization and management procedures. The MOU was modified in late 2014 to add the DOE and the NNSA as parties to deal with "special nuclear materials." In December 2014, the Army Corps issued a Proposed Record of Decision Amendment, which reflects a revised cost estimate of $350 million, in addition to the $62 million expended through September 2014, to implement the selected remedy. In October 2018, the Army Corps confirmed award of the previously protested remediation contract as amended to the original contractor. In March 2019, the Army Corps issued a notice-to-proceed to this contractor. The federal legislation directing the Army Corps to clean up the SLDA also directs the Army Corps to seek to recover response costs from appropriate responsible parties in accordance with CERCLA. In connection with BWXT's acquisition of NUMEC from ARCO in November 1971, ARCO assumed and agreed to indemnify and hold harmless BWXT with respect to claims and liabilities arising as a result of transactions or operations of NUMEC prior to the acquisition date. Although this ARCO indemnity would cover claims by the Army Corps to seek recovery from BWXT for SLDA cleanup costs, no assurance can be given that this indemnity will be available or sufficient in the event such claims are asserted. For additional discussion of environmental matters, see Note 10 to our consolidated financial statements included in this Report.
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
The NRC's decommissioning regulations require our Government Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its two licensed facilities at the end of their service lives. We provided financial assurance totaling $68.1 million and $68.1 million during the years ended December 31, 2023 and 2022, respectively, with surety bonds for the ultimate decommissioning of these licensed facilities. These facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. The surety bonds noted above are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC's decommissioning regulations require our Commercial Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its CNSC-licensed facilities at the end of their service lives. We provided financial assurance totaling $44.3 million and $43.3 million during the years ended December 31, 2023 and 2022, respectively, with letters of credit and surety bonds for the ultimate decommissioning of these licensed facilities.

At December 31, 2023 and 2022, we had total environmental accruals, including asset retirement obligations, of $101.1 million and $101.8 million, respectively. Of our total environmental accruals at December 31, 2023 and 2022, $10.6 million and $10.8 million, respectively, were included in current liabilities. Inherent in the estimates of these accruals are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.
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
Statements in this Report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements appear in Item 1, Item 3, Item 7 and in the notes to our consolidated financial statements in Item 8 of this Report and elsewhere in this Report.
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
For the year ended December 31, 2023, U.S. Government contracts comprised approximately 75% of our total consolidated revenues. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits, which could result in withholding or delaying payments to us, and termination or modification at the U.S. Government's convenience. In addition, some of our large, multi-year contracts with the U.S. Government are subject to annual funding determinations and the continuing availability of Congressional appropriations. Although multi-year operations may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal-year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations.
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
We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions, the global security environment, inflationary pressures and macroeconomic conditions. This may result in shifting funding priorities, which could have material adverse impacts on defense spending broadly and our programs.
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
As a result of these and other factors, reductions in the level of funding for individual programs that are important to our business, the termination of one or more of our significant government contracts, our suspension from government contract work, the failure of the U.S. Government to renew our existing contracts or the disallowance of the payment of our contract costs could have a material adverse effect on our financial condition, results of operations and cash flows.
Federal debt ceiling limitations, reductions in government spending, or impacts to federal appropriations that fund many of our contracts (such as those impacts arising from a continuing resolution or government shutdown), could adversely impact government spending for the products and services we provide.
Federal government spending reductions could adversely impact U.S. Government programs for which we provide products or services. While we believe many of our programs are well-aligned with national defense and other strategic priorities, government spending on these programs can be subject to negative publicity, political factors and public scrutiny. The risk of future budget delays or reductions is uncertain, and it is possible that spending cuts may be applied to U.S. Government programs across the board, regardless of how programs align with those priorities. There are many variables in how budget reductions could be implemented that will determine its specific impact; however, reductions in federal government spending could adversely impact programs in which we provide products or services. In addition, these cuts could adversely affect the viability of the suppliers and subcontractors under our programs. We may also be required to temporarily maintain operations of our joint ventures if the U.S. Government can no longer meet its debt obligations.
From time to time, the U.S. Government operates under a continuing resolution to continue funding the U.S. Government. Under such a continuing resolution, funding at amounts consistent with appropriated levels for the prior fiscal year are typically available, subject to certain restrictions, but new contract and program starts are not authorized. In the event of a continuing resolution, we expect our key programs will continue to be supported and funded under the continuing resolution. However, during periods covered by continuing resolutions, we may experience delays in new awards of our products and services, and those delays could have a material adverse effect on our financial condition, results of operations and cash flows. If Congress is not able to enact appropriations bills or extend the continuing resolution, the U.S. Government would enter a whole or partial shutdown. Additionally, there is a risk that no continuing resolution would be entered into in certain circumstances, which would also cause a whole or partial government shutdown. The impact of any government shutdown is uncertain. However, if a government shutdown were to occur and were to continue for an extended period, our employees could be at risk of furlough and we could be at risk of program cancellations, schedule delays, production halts and other disruptions and nonpayment, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We are engaged in a number of highly competitive industries and we have priced a number of our contracts on a fixed-price basis. Our actual costs on certain contracts have, and on other contracts could, exceed our projections, which has resulted, and may in the future also result in reduced profit or loss. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, the cost and gross profit we realize on a fixed-price contract have and could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, execution issues, changes in job conditions, variations in labor and equipment productivity, inflation and increases in the cost of labor and raw materials, particularly steel, over the term of the contract.

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
We face various security threats, including cyber threats, threats to the physical security of our facilities and infrastructure (including those that we manage and operate for our customers), and threats from terrorist acts, as well as the potential for business disruptions associated with these threats. Further, security breaches within our supply chain or unauthorized disclosures of confidential information could also adversely affect our business and reputation. Although we utilize a combination of tailored and industry standard security measures and technology to monitor and mitigate these threats, we cannot guarantee that these measures and technology will be sufficient to prevent security threats from materializing.
We have been, and will likely continue to be, subject to cyber-based attacks and other attempts to threaten our information technology systems, including attempts to gain unauthorized access to our proprietary and sensitive information and attacks from computer hackers, viruses, malicious code, internal threats and other security problems. As a U.S. Government contractor, we may be prone to a greater number of these threats than companies in other industries. These threats range from attacks common to most industries to more advanced and persistent threats from highly-organized adversaries targeting us because we are a U.S. Government contractor. We are required to maintain minimum security standards for handling information under our government contracts and failure to do so could result in termination of those contracts. From time to time, we experience system interruptions and delays; however, prior cyber-based attacks directed at us have not had a material adverse impact on our results of operations. Due to the evolving nature of these security threats, the impact of any future incident cannot be predicted. If we are unable to protect our proprietary and sensitive information, our customers could question the adequacy of our threat mitigation and detection processes and procedures, which could negatively impact our reputation and present and future business.
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
In addition, we maintain, replace and/or upgrade current financial, human resources and other information technology systems. These activities subject us to inherent costs and risks associated with replacing and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our systems implementations and upgrades may not result in productivity improvements at the levels anticipated, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. Such disruptions and any other information technology system disruptions, and our ability to mitigate these disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our business.
Actual or threatened public health epidemics, pandemics or outbreaks, such as COVID-19, could have a material adverse effect on our business and results of operations.
Actual or threatened public health epidemics, pandemics or outbreaks, such as the global outbreak of COVID-19, could have a material adverse effect on our business and results of operations. Any public health epidemic, pandemic or outbreak poses the risk that we or our employees, contractors, suppliers, customers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. Our business could be materially adversely impacted by employee illness, quarantines, government actions, facility closures, other actions to contain the impact of such diseases and/or potential responses to such actions by our customers, suppliers, contractors and employees. If our operations or the operations of our customers or our suppliers are restricted, we may be unable to perform fully on our contracts and our costs may increase as a result of a public health epidemic, pandemic or outbreak. These cost increases may result in unfavorable changes in estimates which may not be fully recoverable or adequately covered by insurance or through government assistance programs.
A public health epidemic, pandemic or outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on our business. The extent to which such an epidemic, pandemic or outbreak impacts our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of a public health epidemic, pandemic or outbreak and the actions to contain its impact.
We rely on intellectual property law and confidentiality agreements to protect our intellectual property. We also rely on intellectual property we license from third parties. Failure to protect our intellectual property rights, alleged infringement of third-party intellectual property rights or our inability to obtain or renew licenses to use intellectual property of third parties, could adversely affect our business.
Our success depends, in part, on our ability to protect our proprietary information and other intellectual property. Our intellectual property could be stolen, challenged, invalidated, circumvented or rendered unenforceable. In addition, effective intellectual property protection may be limited or unavailable in certain jurisdictions where we operate.
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

Our operations are subject to disruption caused by severe weather, environmental and natural disasters and other natural and manmade events that could adversely affect our manufacturing facilities or the infrastructure necessary to support them. Our ability to operate or operate profitably could be significantly impacted, which could have a material adverse effect on our business, financial condition and results of operations.
We operate a number of large manufacturing facilities in the U.S. and Canada, including NRC Category 1 and CNSC-licensed nuclear manufacturing and fuel facilities. While we take steps to mitigate the impact of severe weather, environmental and natural disasters, the frequency and severity of which may be impacted by climate change and other natural and manmade events, such events could result in severe disruption to our business operations at these facilities. Similar events impacting the facilities of our customers, suppliers and other subcontractors could also impact our business or disrupt our operations. If insurance or other risk mitigating mechanisms are insufficient for us to recover our costs and resume operations in a timely fashion, it could have a material adverse effect on our business, financial condition and results of operations.
Additionally, increased concern regarding the environment and global climate change may result in state, federal or international requirements such as the imposition of stricter limits on greenhouse gas emissions, carbon pricing mechanisms, increasing global chemical restrictions and bans, water and waste requirements and compliance and disclosure requirements. If environmental or climate-change laws or regulations are adopted or changed, they could necessitate the need for substantial capital and other expenditures and have further negative impacts on our financial condition, results of operations and cash flows. Increasing sustainability disclosure requirements may result in increased costs or reputational risks and could limit our ability to manufacture certain of our products.
Our operations are subject to operating risks, which could expose us to potentially significant professional liability, product liability, warranty and other claims. Our insurance coverage may be inadequate to cover all of our significant risks, or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and overall financial condition.
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
We endeavor to identify and obtain, in established markets, insurance agreements to cover significant risks and liabilities. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates or on terms that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption, property losses from wind, flood and earthquake events, nuclear hazards, war, pollution liability, liabilities related to occupational health exposures (including asbestos), professional liability/errors and omissions coverage, the failure, misuse or unavailability of our information systems, the failure of security measures designed to protect our information systems from security breaches, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against certain uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured or for which we are underinsured could have a material adverse effect on us. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our results of operations.
We are also involved in management and operating activities for the U.S. Government. These activities involve, among other things, handling nuclear devices and their components for the U.S. Government. Most insurable liabilities arising from these sites are not protected in our corporate insurance program. Instead, we rely on government contractual agreements, including a U.S. Government-provided nuclear indemnity (see the below discussion regarding the Price-Anderson Act), some insurance purchased specifically for the sites and certain specialized self-insurance programs funded by the U.S. Government. The U.S. Government has historically fulfilled its contractual agreement to reimburse for insurable claims, and we expect it to continue this process. However, it should be noted that, in most situations, the U.S. Government is contractually obligated to pay subject to the availability of authorized government funds. The reimbursement obligation of the U.S. Government is also conditional, and provisions of the relevant contract or applicable law may preclude reimbursement.
We have a captive insurance company subsidiary that provides us with various insurance coverages. Claims, as a result of our operations, could adversely impact the ability of our captive insurance company subsidiary to respond to all claims presented.
Although we have product liability insurance coverage, with policy limits that we believe are customary for the medical radioisotope industry, such coverage may not be adequate, requiring that we pay judgments or settlement amounts in excess of policy limits. We may not be able to maintain insurance coverage at adequate levels. Any product liability claims could be costly to defend, time-consuming and result in adverse judgments, which could result in a material adverse effect on our business, reputation and results of operations.
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
In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient capacity or other reasons, we will not be able to pursue that project. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety's sole discretion. In addition, we have capacity limits under our credit facility for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2023, we had $38.4 million in letters of credit and $114.6 million in surety bonds outstanding.
Our business strategy includes acquisitions and strategic investments to support our growth, which can create certain risks and uncertainties.
We intend to pursue growth through the acquisition of, or strategic investments in, businesses or assets that we believe will enable us to strengthen our existing business and expand into adjacent industries. We may be unable to execute this growth strategy if we cannot identify suitable businesses or assets, reach agreement on potential strategic transactions on acceptable terms or for other reasons.
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
Our future growth will depend on our ability to continue to innovate by developing and commercializing new product and service offerings. Investments in new technologies involve varying degrees of uncertainties and risk. Commercial success depends on many factors, including the levels of innovation, the development costs and the availability of capital resources to fund those costs, the levels of competition from others developing similar or other competing technologies, our ability to obtain or maintain government permits or certifications, the effectiveness of production, distribution and marketing efforts, market demand, market growth or shrinkage, market acceptance and the costs to customers to deploy and provide support for the new technologies. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Additionally, there can be no assurance that the current technologies that our business relies upon will remain competitive, or that competing technologies will not disrupt our business. Moreover, new products and services may not be profitable, and, even if they are profitable, our operating margins from new products and services may not be as high as the margins we have experienced historically. Lastly, new technologies may not be patentable and, as a result, we may face increased competition.
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
A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Variances from these estimates could have a material adverse effect on us. In addition, our policy to recognize these variances annually through mark to market accounting could result in volatility in our results of operations, which could be material. Service accruals for salaried participants ceased as of December 31, 2015. As of December 31, 2023, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $105.4 million. A substantial portion of our postretirement benefit plan costs are recoverable on our U.S. Government contracts. See Note 7 to our consolidated financial statements included in this Report for additional information regarding our pension and postretirement benefit plan obligations.
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

•unplanned expenditures relating to maintenance, operation, security, defects, upgrades and repairs required by the NRC, the CNSC and other government agencies;
•limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and
•potential liabilities arising out of a nuclear, radiological or criticality incident, whether or not it is within our control.
Our nuclear operations are subject to various safety-related requirements imposed by the U.S. Government, the DOE, the NRC and the CNSC. In the event of non-compliance, these agencies might increase regulatory oversight, impose fines or shut down our operations, depending upon the assessment of the severity of the situation. Revised security and safety requirements promulgated by these agencies could necessitate substantial capital and other expenditures. In addition, we must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. U.S. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts.
Environmental, social and governance matters and any related reporting obligations may impact our business.
U.S. and international regulators, investors and other stakeholders are increasingly focused on environmental, social and governance matters. For example, new domestic and international laws and regulations relating to environmental, social and governance matters, including environmental sustainability and climate change, human capital management and cybersecurity, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or obligations. Our response will require increased costs to comply, the implementation of new reporting processes, entailing additional compliance risk, a skilled workforce and other incremental investments.
Limitations or modifications to indemnification regulations of the U.S. or foreign countries could adversely affect our business.
The Price-Anderson Act partially indemnifies the nuclear industry against liability arising from nuclear incidents in the U.S., while ensuring compensation for the general public. The Price-Anderson Act comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and DOE contractors. Because we provide nuclear fabrication and other services to the DOE relating to its nuclear devices, facilities and other programs and the nuclear power industry in the ongoing maintenance and modifications of its nuclear power plants, including the manufacture of equipment and other components for use in such nuclear power plants, we expect, in the event of a nuclear incident or precautionary evacuation (as such terms are defined in the Atomic Energy Act), to be entitled to the indemnification protections under the Price-Anderson Act against liability arising from nuclear incidents occurring in the U.S. (with an available indemnification amount of approximately $16.5 billion) and in foreign countries (with an available indemnification amount of $0.5 billion). The statutory authority for indemnification under the Price-Anderson Act has been extended by Congress four times, most recently through December 2025 by the Energy Policy Act of 2005 (Public Law 109-58). The further extension of the NRC and DOE indemnification authority beyond 2025 is a matter presently being considered in the U.S. Congress. The Price-Anderson Act extensions have historically been for twenty years. The failure of an extension would not impact the existing government nuclear indemnifications already provided under our current DOE contracts and NRC licenses. However, a failure to extend the indemnification authority would impact future DOE contract awards and NRC licenses. In such an event, such contracts and licenses would not contain automatic government indemnification. In certain instances, alternate indemnification authority exists but it must be specifically requested and separately approved and may not always be applicable (e.g., indemnification under Public Law 85-804 is available for contracts having a defense interest and certain DOE contracts may not be for supplies or services that satisfy this requirement). Because nuclear liability risks are uninsurable or under-insurable, the absence of government indemnification would require us to choose between (i) accepting future DOE work and entering future NRC licenses (or providing fuel, components or services under NRC licensees lacking indemnification) without government indemnification and accepting the associated significant risk, or (ii) declining such future work.
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
The Price-Anderson Act and Canada's NLCA indemnification provisions may not apply to all liabilities that we might incur while performing services as a contractor for the DOE and the nuclear power industry. If an incident, damages or evacuation is not covered under the indemnification provisions of the Price-Anderson Act or Canada's NLCA, we could be held liable for damages, in some cases regardless of fault, which could have an adverse effect on our financial condition and results of operations. In connection with the international transportation of toxic, hazardous and radioactive materials, it is possible for a claim to be asserted that may not fall within the indemnification provided by the Price-Anderson Act or Canada's NLCA. If such indemnification authority is not applicable in the future, our business could be adversely affected if the owners and operators of nuclear power plants fail to retain our services in the absence of commercially adequate insurance and indemnification.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY
We seek to provide a secure working environment by establishing and maintaining effective security measures to protect the Company’s employees, properties, technology, and our customers’ assets from potential threats, including cybersecurity threats. Accordingly, we have implemented numerous controls, technologies and processes and have integrated operational measures into our overall risk management system to assess, identify, and manage material risks from internal and external cybersecurity threats.
The Governance Committee of our Board of Directors oversees the Company’s guidelines, policies, and processes to assess and manage the Company’s exposure to risks, which include cybersecurity risks. The Committee meets periodically with management to review and discuss major financial risk exposures, including from cybersecurity threats, and the steps management has taken to monitor and control those exposures. As necessary, our Cybersecurity Incident Management Team (“CIMT”) (described below) reports significant cybersecurity threats and incidents to the Governance Committee. The Governance Committee is also periodically briefed by management, including our Chief Digital Officer (“CDO”), with respect to our cybersecurity posture to facilitate its role in overseeing the Company’s overall cybersecurity program.
As a general matter, our CDO is responsible for defining our entire cybersecurity posture. The CDO has oversight in planning the strategy, programs, policies, and procedures to protect the organization’s digital assets, information, and infrastructure. Our IT Director, Cyber Security serves as the CIMT’s Incident Manager and is the member of management primarily responsible for assessing, identifying, mitigating, and managing cybersecurity risks; supervising IT security design, development, implementation, and testing; and running the day-to-day operations of our cybersecurity team. Our CDO holds a bachelor’s degree in electronics and telecommunications engineering and has more than 35 years of information technology and cybersecurity experience in various leadership and executive roles. In addition, our IT Director, Cyber Security holds a bachelor’s degree in computer information systems and the Certified Information Systems Security Professional (CISSP) and Information Systems Security Architecture Professional (ISSAP) certifications, as well as over 30 years of experience as an information technology professional with the most recent 15 years specializing in cybersecurity.
The CIMT is responsible for coordinating the containment, response, investigation, reporting, and recovery related to a cybersecurity incident, and is an internally led management team made up of leaders from our Communications, Human Resources, IT and Cybersecurity, Legal and Compliance, Risk Management and other departments, including our IT Director, Cyber Security. Team members possess a broad scope of expertise, including cybersecurity, information technology, legal, compliance, risk management, insurance and crisis communications. The CIMT operates under the co-leadership of the General Counsel and CDO, who are responsible for oversight and composition of the CIMT, determining whether an incident warrants activating external service providers, providing updates to the Chief Executive Officer and Senior Management Team, keeping our Governance Committee as well as our Board of Directors informed as appropriate, and ultimately establishing and executing our enterprise-wide incident response strategy.
Training and preparation are essential to the overall success of the CIMT to help ensure team members develop and maintain the operational, technical, and managerial skillsets necessary to support the effective function of the CIMT. Our CIMT members undergo training and preparation for cybersecurity incidents like participating in regular cybersecurity incident response tabletop exercises and reviewing lessons learned. Our general cybersecurity team receives extensive on-the-job training with respect to cybersecurity operations, maintenance, analysis, detection, investigation, mitigation, and protection. In addition, company-wide cybersecurity and insider threat training is mandated for our employees.
We have processes and controls that oversee, identify, and manage cybersecurity risks with respect to our external service providers, including cybersecurity service providers. For example, we review and seek to negotiate terms and conditions in our legal agreements to provide for the adequate protection of confidential information and the Company’s networks and systems and compliance with any applicable cybersecurity requirements, including with respect to any information exchanged. We also review the security controls of hosted solutions in an effort to ensure protection is commensurate with our security requirements. We periodically revalidate those cybersecurity control reviews commensurate with the risk identified. Further, we utilize an external security assessment service to produce security ratings that include detailed descriptions of deficiencies affecting the rating. We seek to respond accordingly to those deficiencies to the extent practicable. Lastly, as appropriate and when feasible, we may visit our service providers’ facilities to observe security practices and physical security controls.
Despite taking extensive precautions, cybersecurity incidents are still possible. In general, when our cybersecurity team detects a cybersecurity threat by way of an alert within our cyber defense systems, employee notice, or otherwise, our IT Director, Cyber Security, along with other relevant personnel, is promptly apprised of the situation, and actively takes steps to prevent, mitigate, or remediate that threat. If a cybersecurity threat appears to progress into a possible cybersecurity incident, our IT Director, Cyber Security serves as the CIMT’s incident manager and the CDO or designee notifies the Chief Risk Officer of a need to activate the CIMT as appropriate, informs and updates the CIMT, and may consult other internal and external resources with the required technical, application, organizational, and business knowledge to provide effective advice to the CIMT.
The CIMT responds to potential cybersecurity incidents raised to its attention by making an assessment of the event to determine if a cybersecurity incident has, in fact, occurred, identifying any assets impacted by the incident, determining any information stored and processed by assets identified as compromised, assessing the nature and level of damage that has occurred (accessed, exfiltrated, released to the public, etc.), and revising the assessment throughout the incident response process when additional details are identified.
As a U.S. Government contractor, we may be prone to a greater number of those threats than companies in other industries. We believe we are well positioned to meet the requirements of the Cybersecurity Maturity Model Certification ("CMMC") program and are preparing for certification once the requirements are effective. As of the date of this Report, risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition. However, there can be no guarantee that cybersecurity threats and incidents will not materially affect us in the future. See Item 1A of this Report for more information on our cybersecurity risks.

Item 2.    PROPERTIES
The following table provides the segment name, location and general use of each of our principal properties at December 31, 2023 that we own or lease:

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Government Operations
Lynchburg, Virginia	Manufacturing facility (1) (4)	Owned
Barberton, Ohio	Manufacturing facility	Owned
Euclid, Ohio	Manufacturing facility	Owned
Mount Vernon, Indiana	Manufacturing facility	Owned
Erwin, Tennessee	Manufacturing facility (2) (4)	Owned
Lynchburg, Virginia	Administrative office	Leased (2024)
Commercial Operations
Cambridge, Ontario, Canada	Manufacturing facility	Owned
Peterborough, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2036)
Toronto, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2036)
Kanata, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2038)
Vancouver, British Columbia, Canada	Manufacturing facility (3) (4)	Leased (2031)
Oakville, Ontario, Canada	Manufacturing facility	Leased (2029)
Corporate
Lynchburg, Virginia	Administrative office	Leased (2026)
Washington, District of Columbia	Administrative office	Leased (2033)
Charlotte, North Carolina	Administrative office	Leased (2025)
(1)Our Government Operations segment operates two facilities in Lynchburg, Virginia:
•The segment's primary manufacturing plant which resides on 497 acres and has approximately 1 million square feet under roof. This facility is the nation's largest commercial high-enriched uranium processing facility and is also the largest commercial International Atomic Energy Agency certified facility in the U.S.
•A center for manufacturing and research and development, referred to as the BWXT Innovation Campus. This site is adjacent to facility noted above.
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
Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol BWXT. As of February 23, 2024, there were approximately 1,298 holders of record of our common stock.
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the quarter ended December 31, 2023. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
October 1, 2023 – October 31, 2023	1,092	$76.00	—	$397.6
November 1, 2023 – November 30, 2023	26	78.10	—	$397.6
December 1, 2023 – December 31, 2023	—	—	—	$397.6
Total	1,118	$76.05	—
(1)Includes 1,092, 26 and 0 shares repurchased during October, November and December, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
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
This graph assumes the investment of $100 on December 31, 2018 and the reinvestment of dividends thereafter.
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
General
We are a leading supplier of nuclear components and fuel to the U.S. Government; provide technical, management and site services to support governments in the operation of complex facilities and environmental remediation activities; supply precision manufactured components, nuclear fuel and services for the commercial nuclear power industry; supply critical medical radioisotopes and radiopharmaceuticals; and develop nuclear technologies for a variety of applications, including medical radioisotopes, advanced nuclear power sources and advanced nuclear reactors. In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues. We operate in two reportable segments: Government Operations and Commercial Operations. We are currently exploring growth strategies across our segments through strategic investments and acquisitions to expand and complement our existing businesses. We would expect to fund these opportunities with cash generated from operations or by raising additional capital through debt, equity or some combination thereof.
Outlook
We expect to recognize approximately 51% of the revenue associated with our backlog by the end of 2024, with the remainder to be recognized thereafter.
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
Contracts and Revenue Recognition
We generally recognize estimated contract revenue and resulting income over time based on the measurement of the extent of progress toward completion using total costs incurred as a percentage of the total estimated project costs for individual performance obligations. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. If a current estimate of total contract costs indicates a loss on a contract, the projected loss is recognized in full when determined. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or raw material prices. We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report. The aggregate impact of changes in estimates increased our revenue and operating income as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Revenues	$24,728	$26,629	$30,719
Operating Income (1)	$24,813	$24,405	$26,540
(1)During the year ended December 31, 2023, our Government Operations segment results were favorably impacted by contract adjustments related to a nuclear operations contract which resulted in an increase in operating income of $22.5 million. Our Government Operations segment also recognized favorable adjustments totaling $27.9 million as a result of the successful negotiation of change orders related to cost growth that was driven by out-of-scope changes associated with the manufacture of non-nuclear components.
During the year ended December 31, 2022, our Government Operations segment results were negatively affected by contract adjustments for cost growth related to the manufacture of non-nuclear components which resulted in a decrease in operating income of $11.3 million.
During the year ended December 31, 2021, no adjustment to any one contract had a material impact on our consolidated financial statements.
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
We calculate the majority of our pension costs under both financial accounting standards ("FAS") in accordance with GAAP and CAS in accordance with the FAR. We have prepared our consolidated financial statements and segment reporting disclosures utilizing pension costs calculated under FAS. Pension costs calculated under CAS are utilized as the basis for recovery of pension costs on our U.S. Government contracts. For the years ended December 31, 2023, 2022 and 2021, our CAS pension costs attributed to U.S. Government contracts totaled $13.6 million, $11.7 million and $29.0 million, respectively. The amount of recoverable CAS pension costs recognized as revenue on an annual basis may differ from the amounts noted above. See further discussion of our accounting for contracts and revenue recognition above and in Note 1 to our consolidated financial statements included in this Report.
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
The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate and return on plan assets on our FAS pension benefit plan obligations and expense for the year ended December 31, 2023:

	.25% Increase	.25% Decrease
	(In millions)
Discount Rate:
Effect on ongoing net periodic benefit cost (1)	$0.6	$(0.6)
Effect on projected benefit obligation	$(24.0)	$25.1
Return on Plan Assets:
Effect on ongoing net periodic benefit cost	$(2.1)	$2.1
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
We completed our annual review of goodwill for each of our reporting units for the year ended December 31, 2023, which indicated that we had no impairment of goodwill. The fair value of our reporting units was substantially in excess of carrying value.
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
We have completed our annual review of our indefinite-lived intangible assets for the year ended December 31, 2023, which indicated that we had no impairment. The fair value of our indefinite-lived intangible assets was substantially in excess of carrying value.
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

Results of Operations – Years Ended December 31, 2023, 2022 and 2021
Selected financial highlights are presented in the table below:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
REVENUES:
Government Operations	$2,031,337	$1,808,483	$1,725,097
Commercial Operations	466,344	427,358	407,082
Eliminations	(1,372)	(3,007)	(8,105)
	$2,496,309	$2,232,834	$2,124,074
OPERATING INCOME:
Government Operations	$374,682	$336,501	$329,549
Commercial Operations	37,532	27,418	35,243
	$412,214	$363,919	$364,792
Unallocated Corporate	(29,155)	(15,348)	(18,944)
Total Operating Income	$383,059	$348,571	$345,848
This section discusses our 2023 and 2022 results of operations and contains year-to-year comparisons between 2023 and 2022. Discussions of our 2021 results and year-to-year comparisons between 2022 and 2021 that are not included in this Report can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
Consolidated Results of Operations
Year Ended December 31, 2023 vs. 2022
Consolidated revenues increased 11.8%, or $263.5 million, to $2,496.3 million in the year ended December 31, 2023 compared to $2,232.8 million in 2022, due to increases in revenues in our Government Operations and Commercial Operations segments of $222.9 million and $39.0 million, respectively.
Consolidated operating income increased $34.5 million to $383.1 million in the year ended December 31, 2023 compared to $348.6 million in 2022. Operating income in our Government Operations and Commercial Operations segments increased $38.2 million and $10.1 million, respectively. These increases were partially offset by higher Unallocated Corporate expenses of $13.8 million.
Government Operations

	Year Ended December 31,
	2023	2022	$ Change
	(In thousands)
Revenues	$2,031,337	$1,808,483	$222,854
Operating Income	$374,682	$336,501	$38,181
% of Revenues	18.4%	18.6%
Year Ended December 31, 2023 vs. 2022
Revenues increased 12.3%, or $222.9 million, to $2,031.3 million in the year ended December 31, 2023 compared to $1,808.5 million in 2022. The increase was driven by higher volume in the manufacture of nuclear components for U.S. Government programs, resulting in an increase of $100.0 million when compared to the prior year. Continued growth in design and engineering work executed by our advanced technologies business, particularly in the defense market, resulted in additional revenues of $61.6 million. We also experienced higher revenues associated with our uranium processing and downblending operations of $58.6 million.
Operating income increased $38.2 million to $374.7 million in the year ended December 31, 2023 compared to $336.5 million in 2022. The increase was due to the operating income impact of the changes in revenues noted above.

Commercial Operations

	Year Ended December 31,
	2023	2022	$ Change
	(In thousands)
Revenues	$466,344	$427,358	$38,986
Operating Income	$37,532	$27,418	$10,114
% of Revenues	8.0%	6.4%
Year Ended December 31, 2023 vs. 2022
Revenues increased 9.1%, or $39.0 million, to $466.3 million in the year ended December 31, 2023 compared to $427.4 million in 2022. The increase was primarily related to higher levels of in-plant inspection, maintenance, modification and refurbishment services of $24.1 million and an increase in revenues in our medical radioisotopes business of $14.6 million. We also experienced higher volume in our nuclear components manufacturing and fuel handling businesses. These increases were partially offset by decreased revenues in our fuel fabrication business.
Operating income increased $10.1 million to $37.5 million in the year ended December 31, 2023 compared to $27.4 million in 2022. The increase was primarily due to the operating income impact of the changes in revenues noted above in addition to lower restructuring-related expenses when compared to the prior year. These increases were partially offset by the operating margin impact caused by a shift in our project and product line mix. In particular, our field services business experienced a considerable increase in volume associated with large scale, long-term construction projects in support of major refurbishment and plant life extension projects in Canada.
Unallocated Corporate
Unallocated Corporate expenses increased $13.8 million to $29.2 million in the year ended December 31, 2023 compared to $15.3 million in 2022. The increase was primarily due to increases in healthcare costs totaling $8.7 million in addition to higher compensation related expenses. During 2023, we undertook several initiatives to transform our current information technology infrastructure which resulted in an increase in expense of $2.1 million. These increases were partially offset by a decrease in legal and consulting costs associated with due diligence activities when compared to the prior year.
Other Income (Expense)
During the year ended December 31, 2023, other income (expense) decreased $27.5 million to a loss of $61.7 million compared to a loss of $34.2 million in 2022. Included in other income (expense) are components of net periodic benefit cost, which include mark to market adjustments due to our immediate recognition of net actuarial gains (losses) for our pension and postretirement benefit plans which changed to a loss of $20.9 million during the year ended December 31, 2023 compared to a gain of $4.0 million for the year ended December 31, 2022. This was caused by a decrease in pension income of $40.6 million which was partially offset by a decrease in losses related to mark to market adjustments totaling $15.8 million. In addition, we experienced an increase in interest expense of $10.6 million in 2023 when compared to the prior year due primarily to an increase in the weighted-average interest rate on outstanding borrowings under our Credit Facility, as defined below.
Provision for Income Taxes

	Year Ended December 31,
	2023	2022	$ Change
	(In thousands)
Income before Provision for Income Taxes	$321,400	$314,377	$7,023
Provision for Income Taxes	$75,079	$75,757	$(678)
Effective Tax Rate	23.4%	24.1%
For the year ended December 31, 2023, our provision for income taxes decreased $0.7 million to $75.1 million, while income before provision for income taxes increased $7.0 million to $321.4 million when compared to the prior year. Our effective tax rate was 23.4% for the year ended December 31, 2023 compared to 24.1% for the year ended December 31, 2022. Our effective tax rates for the years ended December 31, 2023 and 2022 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our Canadian earnings.

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
Liquidity and Capital Resources
Our overall liquidity position, which we generally define as our unrestricted cash and cash equivalents plus amounts available for borrowings under our credit facility, increased by approximately $116.3 million to $649.1 million at December 31, 2023 compared to $532.7 million at December 31, 2022, primarily attributable to improvements in operating cash flows which were used, in part, to repay borrowings under our Revolving Credit Facility, as defined below. We experienced net cash generated from operations in each of the years ended December 31, 2023, 2022 and 2021. Typically, the fourth quarter has been the period of highest cash flows from operating activities because of the timing of payments received from the U.S. Government on accounts receivable retainages and cash dividends received from our joint ventures.
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
The Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of December 31, 2023, we were in compliance with all covenants set forth in the Credit Facility.

Outstanding loans under the Credit Facility bear interest at our option at either (1) the Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Revolving Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Revolving Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our consolidated total net leverage ratio. Based on the total net leverage ratio applicable at December 31, 2023, the margin for Term SOFR and base rate loans was 1.50% and 0.50%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.50% and 0.90%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.20%.
As of December 31, 2023, borrowings under our Term Loan totaled $243.8 million, borrowings and letters of credit issued under the Revolving Credit Facility totaled $175.0 million and $1.7 million, respectively, and we had $573.3 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of December 31, 2023, the weighted-average interest rate on outstanding borrowings under our Credit Facility was 6.96%.
The Credit Facility generally includes customary events of default for a secured credit facility. Under the Credit Facility, (1) if an event of default relating to bankruptcy or other insolvency events occur with respect to the Company, all related obligations will immediately become due and payable; (2) if any other event of default exists, the lenders will be permitted to accelerate the maturity of the related obligations outstanding; and (3) if any event of default exists, the lenders will be permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of December 31, 2023, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.

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
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of December 31, 2023, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of December 31, 2023, bonds issued and outstanding under these arrangements totaled approximately $114.6 million.
Similarly, we have provided letters of credit to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our Revolving Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit under our bilateral letter of credit facility is at the issuer’s discretion, and our bilateral letter of credit facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our Credit Facility. Although there can be no assurance that we will maintain our bilateral letter of credit capacity, we believe our current capacity, together with capacity under our Revolving Credit Facility, is adequate to support our existing requirements for the next 12 months. As of December 31, 2023, letters of credit issued and outstanding under our bilateral letter of credit facility totaled approximately $36.7 million, and such letters of credit are secured by the collateral under our Credit Facility.

Other
Cash, Cash Equivalents, Restricted Cash and Investments
In the aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments increased by $38.2 million to $91.1 million at December 31, 2023 from $52.9 million at December 31, 2022, primarily due to the items discussed below. Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
	(In thousands)
Domestic	$71,177	$38,455
Foreign	19,934	14,436
Total	$91,111	$52,891
Our working capital increased by $39.0 million to $442.8 million at December 31, 2023 from $403.8 million at December 31, 2022, primarily attributable to increases in cash and cash equivalents resulting from improved billing and collection cycles as well as the receipt of progress payments which were partially offset by the timing of accounts payable.
Our net cash provided by operating activities increased by $119.0 million to $363.7 million in the year ended December 31, 2023, compared to $244.7 million in the year ended December 31, 2022. The increase in cash provided by operating activities was primarily attributable to the timing of project cash flows.
Our net cash used in investing activities decreased by $100.6 million to $155.6 million in the year ended December 31, 2023, compared to $256.2 million in the year ended December 31, 2022. The decrease in cash used in investing activities was primarily attributable to a decrease in purchases of property, plant and equipment of $47.0 million and the $46.7 million acquisition of Dynamic and Cunico in the prior year. In addition, we experienced an $11.5 million decrease in investments in equity method investees.
Our net cash used in financing activities increased by $183.3 million to $169.4 million in the year ended December 31, 2023, compared to cash provided by financing activities of $14.0 million in the year ended December 31, 2022. The increase in cash used in financing activities was primarily attributable to a reduction in net borrowings of long-term debt of $181.3 million which was partially offset by a reduction in repurchases of common stock of $20.0 million.
At December 31, 2023, we had long-term investments with a fair value of $9.5 million. Our investment portfolio consists primarily of corporate bonds and mutual funds.
Cash Requirements
We believe we have sufficient cash and cash equivalents and borrowing capacity, along with cash generated from operations and continued access to debt markets, to satisfy our cash requirements for the next 12 months and beyond.
Our cash requirements as of December 31, 2023 include the following contractual obligations:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt principal	$1,218,750	$6,250	$25,000	$787,500	$400,000
Interest payments	$249,452	$59,433	$105,567	$76,202	$8,250
Lease payments	$28,094	$4,131	$6,654	$3,736	$13,573
Our contingent commitments under letters of credit and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)
$ 153,054	$ 144,231	$ 8,823	$ —	$ —

Other cash requirements include, among other things, capital expenditures, payment of dividends, repurchases of common stock, capital contributions for joint ventures and contributions to our pension and other postretirement benefit plans.
Since 2017, we have made considerable investments in property, plant and equipment to support the growth of our Government Operations and Commercial Operations segments. Significant projects included the expansion of Government Operations facilities to support increased demand from the U.S. Government and the commercialization of our medical radioisotope technology in our Commercial Operations segment. We expect these heightened spending levels to decline as these capital expansion projects are largely complete.
During the year ended December 31, 2023, we paid $85.0 million in dividends to holders of our common stock. The declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our business, legal and regulatory requirements and other factors that our Board of Directors may deem relevant.
In April 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock up to an aggregate market value of $500 million. As of December 31, 2023, the total remaining share repurchase authorization was $397.6 million. See Item 5 of this Report for additional share repurchase information.
We expect cash requirements totaling approximately $4.4 million and $1.2 million for contributions to our pension plans and other postretirement benefit plans, respectively, in 2024.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk from changes in interest rates relates primarily to our debt instruments. Our borrowings include both fixed and variable interest rate debt. At December 31, 2023, we had (i) $418.8 million in outstanding borrowings and $573.3 million available under the Credit Facility, (ii) an aggregate principal amount of $400.0 million of Senior Notes due 2028 and (iii) an aggregate principal amount of $400.0 million of Senior Notes due 2029. See the heading "Liquidity and Capital Resources" in Item 7 of this Report for additional information on our debt instruments.
We also have exposure from changes in interest rates related to our cash equivalents and our investment portfolio, which consists primarily of corporate bonds and mutual funds. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.
We have operations in foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange ("FX") rates or weak economic conditions in those foreign markets. In order to manage the operational risks associated with FX rate fluctuations, we attempt to hedge those risks with FX derivative instruments. Historically, we have hedged those risks with FX forward contracts. At December 31, 2023, the fair values of our outstanding derivative instruments were not significant. We do not enter into speculative derivative positions.
Interest Rate Sensitivity
The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

	Principal Amount by Expected Maturity (In thousands)
At December 31, 2023:								Fair Value at
	Years Ending December 31,							December 31,
	2024	2025	2026	2027	2028	Thereafter	Total	2023
Investments	—	—	—	$1,479	—	$7,002	$8,481	$9,496
Average Interest Rate	—	—	—	9.57%	—	—
Note Receivable	$396	$7,022	—	—	—	—	$7,418	$7,300
Average Interest Rate	6.80%	6.80%	—	—	—	—
Fixed Interest Rate Debt	—	—	—	—	$400,000	$400,000	$800,000	$734,667
Average Interest Rate	—	—	—	—	4.13%	4.13%
Variable Interest Rate Debt	$6,250	$12,500	$12,500	$387,500	—	—	$418,750	$424,751
Average Interest Rate	6.24%	4.98%	4.73%	4.75%	—	—

At December 31, 2022:								Fair Value at
	Years Ending December 31,							December 31,
	2023	2024	2025	2026	2027	Thereafter	Total	2022
Investments	$3,801	—	—	—	$1,479	$6,455	$11,735	$11,901
Average Interest Rate	0.76%	—	—	—	10.45%	0.25%
Fixed Interest Rate Debt	—	—	—	—	—	$800,000	$800,000	$710,000
Average Interest Rate	—	—	—	—	—	4.13%
Variable Interest Rate Debt	$6,250	$6,250	$12,500	$12,500	$462,500	—	$500,000	$509,263
Average Interest Rate	6.40%	5.26%	4.68%	4.66%	4.70%	—
Exchange Rate Sensitivity
The following table provides information about our FX forward contracts outstanding at December 31, 2023 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average FX rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual FX rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands)
	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2024	December 31, 2023	Exchange Rate
Canadian dollar	$4,854	$120	1.3540
U.S. dollar (selling Canadian dollar)	$427,729	$(10,159)	1.3550
Euro (selling Canadian dollar)	$6,541	$21	1.4636

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2025	December 31, 2023	Exchange Rate
Canadian dollar	$3,828	$86	1.3480

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of BWX Technologies, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BWX Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
•Unless otherwise tested separately below, we tested recorded revenue using analytical procedures.
•We analyzed cumulative adjustments recorded during the year and separately tested those with characteristics of audit interest due to their size to determine that the adjustments were the result of changes in facts and circumstances and recorded in the appropriate period.
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
◦Tested the mathematical accuracy of management’s calculation of the profit margin and the revenue recognized based on the costs incurred during the year, consistent with the cost-plus fixed fee nature of the contract.

/S/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 27, 2024
We have served as the Company's auditor since 2009.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except share and per share amounts)
Revenues	$2,496,309	$2,232,834	$2,124,074
Costs and Expenses:
Cost of operations	1,875,716	1,680,899	1,573,797
Research and development costs	7,613	9,535	11,059
Losses (gains) on asset disposals and impairments, net	1,034	5,520	(3,532)
Selling, general and administrative expenses	279,694	234,282	230,400
Total Costs and Expenses	2,164,057	1,930,236	1,811,724
Equity in Income of Investees	50,807	45,973	33,498
Operating Income	383,059	348,571	345,848
Other Income (Expense):
Interest income	2,359	758	416
Interest expense	(47,036)	(36,410)	(35,758)
Other – net	(16,982)	1,458	85,207
Total Other Income (Expense)	(61,659)	(34,194)	49,865
Income before Provision for Income Taxes	321,400	314,377	395,713
Provision for Income Taxes	75,079	75,757	89,425
Net Income	$246,321	$238,620	$306,288
Net Income Attributable to Noncontrolling Interest	(472)	(429)	(417)
Net Income Attributable to BWX Technologies, Inc.	$245,849	$238,191	$305,871
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$2.68	$2.60	$3.24
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$2.68	$2.60	$3.24
Shares used in the computation of earnings per share (Note 17):
Basic	91,619,156	91,447,088	94,278,894
Diluted	91,874,537	91,702,111	94,518,422
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net Income	$246,321	$238,620	$306,288
Other Comprehensive Income (Loss):
Currency translation adjustments	12,876	(34,834)	6,173
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $(247), $(89) and $170, respectively	717	267	(500)
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $91, $(181) and $(103), respectively	(264)	532	302
Benefit obligations:
Unrecognized losses arising during the period, net of tax benefit of $530, $802 and $1,301, respectively	(1,631)	(2,559)	(4,415)
Recognition of benefit plan costs, net of tax benefit of $(609), $(657) and $(624), respectively	2,669	2,626	2,295
Investments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $(27), $28 and $(24), respectively	100	(105)	90
Other Comprehensive Income (Loss)	14,467	(34,073)	3,945
Total Comprehensive Income	260,788	204,547	310,233
Comprehensive Income Attributable to Noncontrolling Interest	(472)	(429)	(417)
Comprehensive Income Attributable to BWX Technologies, Inc.	$260,316	$204,118	$309,816
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2023	2022
	(In thousands)
Current Assets:
Cash and cash equivalents	$75,766	$35,244
Restricted cash and cash equivalents	2,858	2,928
Investments	—	3,804
Accounts receivable – trade, net	70,180	60,782
Accounts receivable – other	16,339	26,894
Retainages	55,181	48,566
Contracts in progress	533,155	538,365
Other current assets	64,322	55,036
Total Current Assets	817,801	771,619
Property, Plant and Equipment, Net	1,228,520	1,134,897
Investments	9,496	8,097
Goodwill	297,020	293,165
Deferred Income Taxes	16,332	20,585
Investments in Unconsolidated Affiliates	88,608	100,198
Intangible Assets	185,510	193,612
Other Assets	103,778	96,766
TOTAL	$2,747,065	$2,618,939
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2023	2022
	(In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$6,250	$6,250
Accounts payable	126,651	127,112
Accrued employee benefits	64,544	61,079
Accrued liabilities – other	70,210	84,693
Advance billings on contracts	107,391	88,726
Total Current Liabilities	375,046	367,860
Long-Term Debt	1,203,422	1,282,624
Accumulated Postretirement Benefit Obligation	18,466	18,157
Environmental Liabilities	90,575	90,989
Pension Liability	82,786	57,832
Other Liabilities	43,469	53,122
Commitments and Contingencies (Note 10)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 128,065,521 and 127,671,756 shares at December 31, 2023 and 2022, respectively	1,281	1,277
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; no shares issued	—	—
Capital in excess of par value	206,478	189,263
Retained earnings	2,093,917	1,932,970
Treasury stock at cost, 36,537,695 and 36,417,480 shares at December 31, 2023 and 2022, respectively	(1,360,862)	(1,353,270)
Accumulated other comprehensive income (loss)	(7,463)	(21,930)
Stockholders' Equity – BWX Technologies, Inc.	933,351	748,310
Noncontrolling interest	(50)	45
Total Stockholders' Equity	933,301	748,355
TOTAL	$2,747,065	$2,618,939
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
		(In thousands, except share and per share amounts)
Balance December 31, 2020	127,009,536	$1,270	$153,800	$1,549,950	$8,198	$(1,095,452)	$617,766	$2	$617,768
Net income	—	—	—	305,871	—	—	305,871	417	306,288
Dividends declared ($0.84 per share)	—	—	—	(80,070)	—	—	(80,070)	—	(80,070)
Currency translation adjustments	—	—	—	—	6,173	—	6,173	—	6,173
Derivative financial instruments	—	—	—	—	(198)	—	(198)	—	(198)
Defined benefit obligations	—	—	—	—	(2,120)	—	(2,120)	—	(2,120)
Available-for-sale investments	—	—	—	—	90	—	90	—	90
Exercises of stock options	76,682	—	1,878	—	—	—	1,878	—	1,878
Shares placed in treasury	—	—	—	—	—	(230,828)	(230,828)	—	(230,828)
Stock-based compensation charges	225,767	3	18,610	—	—	—	18,613	—	18,613
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(359)	(359)
Balance December 31, 2021	127,311,985	$1,273	$174,288	$1,775,751	$12,143	$(1,326,280)	$637,175	$60	$637,235
Recently adopted accounting standards	—	—	—	—	—	—	—	—	—
Net income	—	—	—	238,191	—	—	238,191	429	238,620
Dividends declared ($0.88 per share)	—	—	—	(80,972)	—	—	(80,972)	—	(80,972)
Currency translation adjustments	—	—	—	—	(34,834)	—	(34,834)	—	(34,834)
Derivative financial instruments	—	—	—	—	799	—	799	—	799
Defined benefit obligations	—	—	—	—	67	—	67	—	67
Available-for-sale investments	—	—	—	—	(105)	—	(105)	—	(105)
Exercises of stock options	35,878	—	852	—	—	—	852	—	852
Shares placed in treasury	—	—	—	—	—	(26,990)	(26,990)	—	(26,990)
Stock-based compensation charges	323,893	4	14,123	—	—	—	14,127	—	14,127
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(444)	(444)
Balance December 31, 2022	127,671,756	$1,277	$189,263	$1,932,970	$(21,930)	$(1,353,270)	$748,310	$45	$748,355
Recently adopted accounting standards	—	—	—	—	—	—	—	—	—
Net income	—	—	—	245,849	—	—	245,849	472	246,321
Dividends declared ($0.92 per share)	—	—	—	(84,902)	—	—	(84,902)	—	(84,902)
Currency translation adjustments	—	—	—	—	12,876	—	12,876	—	12,876
Derivative financial instruments	—	—	—	—	453	—	453	—	453
Defined benefit obligations	—	—	—	—	1,038	—	1,038	—	1,038
Available-for-sale investments	—	—	—	—	100	—	100	—	100
Exercises of stock options	56,005	2	1,321	—	—	—	1,323	—	1,323
Shares placed in treasury	—	—	—	—	—	(7,592)	(7,592)	—	(7,592)
Stock-based compensation charges	337,760	2	15,894	—	—	—	15,896	—	15,896
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(567)	(567)
Balance December 31, 2023	128,065,521	$1,281	$206,478	$2,093,917	$(7,463)	$(1,360,862)	$933,351	$(50)	$933,301
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net Income	$246,321	$238,620	$306,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,566	73,842	69,080
Income of investees, net of dividends	11,130	(3,461)	(13,023)
Provision for deferred taxes	(5,128)	5,515	40,091
Recognition of (gains) losses for pension and postretirement plans	34,087	49,868	(36,647)
Stock-based compensation expense	15,896	14,127	18,613
Premium for early redemption of senior notes	—	—	10,752
Recognition of debt issuance costs from former debt instruments	—	46	4,212
Other, net	(496)	7,649	1,401
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	462	15,167	84,006
Accounts payable	(9,025)	(40,495)	28,795
Retainages	(6,615)	4,189	3,875
Contracts in progress and advance billings on contracts	28,868	(38,615)	(67,137)
Income taxes	(4,786)	(764)	4,116
Accrued and other current liabilities	(9,754)	(18,948)	(1,991)
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(6,964)	(68,535)	(69,424)
Other, net	(8,861)	6,499	3,019
NET CASH PROVIDED BY OPERATING ACTIVITIES	363,701	244,704	386,026
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(151,286)	(198,312)	(311,052)
Acquisition of businesses	—	(47,328)	—
Purchases of securities	(2,343)	(3,803)	(4,739)
Sales and maturities of securities	5,996	3,813	5,553
Investments, net of return of capital, in equity method investees	—	(11,450)	—
Other, net	(8,009)	844	5,585
NET CASH USED IN INVESTING ACTIVITIES	(155,642)	(256,236)	(304,653)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	353,100	978,200	1,324,300
Repayments of long-term debt	(434,350)	(878,200)	(999,300)
Premium for early redemption of senior notes	—	—	(10,752)
Payment of debt issuance costs	—	(2,405)	(4,838)
Borrowings and repayments of bank overdraft	—	—	(88,694)
Repurchases of common stock	—	(20,000)	(225,786)
Dividends paid to common shareholders	(84,974)	(81,074)	(79,668)
Cash paid for shares withheld to satisfy employee taxes	(7,592)	(6,588)	(5,042)
Settlements of forward contracts, net	3,689	24,013	(2,030)
Other, net	756	6	1,674
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(169,371)	13,952	(90,136)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,937	(1,205)	240
TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	40,625	1,215	(8,523)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,990	39,775	48,298
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,615	$40,990	$39,775
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$63,216	$51,343	$50,840
Income taxes (net of refunds)	$84,478	$71,755	$44,949
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$7,105	$9,588	$27,495
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the consolidated financial statements of BWX Technologies, Inc. ("BWXT") in U.S. dollars in accordance with accounting principles generally accepted in the United States ("GAAP").
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We classify assets and liabilities related to long-term contracts as current using the duration of the related contract or program as our operating cycle, which is generally longer than one year. We have reclassified certain amounts previously reported to conform to the presentation at December 31, 2023 and for the year ended December 31, 2023. We present the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.
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
Recently Adopted Accounting Standards
There were no accounting standards adopted during the year ended December 31, 2023 that had a significant impact on our financial position, results of operations, cash flows or disclosures.

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
Contracts and Revenue Recognition
We generally recognize contract revenues and related costs over time for individual performance obligations based on a cost-to-cost method in accordance with the Financial Accounting Standards Board ("FASB") Topic Revenue from Contracts with Customers. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress toward completion as a percentage of the total project. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for uninstalled materials, if such costs do not depict our performance in transferring control of goods or services to the customer. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. Certain of our contracts recognize revenue at a point in time, and revenue on these contracts is recognized when control transfers to the customer. The majority of our revenue that is recognized at a point in time is related to parts and certain medical radioisotopes and radiopharmaceuticals in our Commercial Operations segment. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.
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
Under the provisions of this FASB topic, we recognize expense for all share-based awards granted on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. This topic requires compensation expense to be recognized such that compensation expense is recorded only for those awards expected to vest. As a result, we periodically review the number of actual forfeitures and record any adjustments deemed necessary each reporting period. We also recognize excess tax benefits in our provision for income taxes. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised and other equity-classified awards.
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
Research and development activities totaled $53.0 million, $45.4 million and $31.4 million in the years ended December 31, 2023, 2022 and 2021, respectively. This includes amounts paid for by our customers of $45.4 million, $35.9 million and $20.3 million in the years ended December 31, 2023, 2022 and 2021, respectively.
Capitalization of Interest Cost
We capitalize interest in accordance with FASB Topic Interest. We incurred total interest of $73.6 million, $53.9 million and $51.1 million in the years ended December 31, 2023, 2022 and 2021, respectively, of which we capitalized $26.6 million, $17.5 million and $15.3 million in the years ended December 31, 2023, 2022 and 2021, respectively.
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
Earnings Per Share
We have computed earnings per common share on the basis of the weighted-average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. We periodically issue a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units, performance shares and performance units, subject to satisfaction of specific performance goals. We include the shares applicable to these plans in our computation of diluted earnings per share when related performance criteria have been met.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
Our cash equivalents are highly liquid investments with maturities of three months or less when we purchase them.
We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2023, we had restricted cash and cash equivalents totaling $5.9 million, $3.0 million of which was held for future decommissioning of facilities (which is included in Other Assets on our consolidated balance sheets) and $2.9 million of which was held to meet reinsurance reserve requirements of our captive insurer.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our consolidated balance sheets to the totals presented on our consolidated statements of cash flows:

	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$75,766	$35,244
Restricted cash and cash equivalents	2,858	2,928
Restricted cash and cash equivalents included in Other Assets	2,991	2,818
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our consolidated statements of cash flows	$81,615	$40,990
Investments
Our investment portfolio consists primarily of corporate bonds and mutual funds. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with the unrealized gains and losses, net of tax, reported as a component of Accumulated other comprehensive income (loss). Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings. We classify investments available for current operations in the consolidated balance sheets as current assets, while we classify investments held for long-term purposes as noncurrent assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity, and such adjustments are included in Interest income. We include realized gains and losses on our investments in Other – net. The cost of securities sold is based on the specific identification method. We include interest on investments in Interest income.
Inventories
We carry our inventory at the lower of cost or net realizable value using either the weighted-average or first-in, first-out methods. At December 31, 2023 and 2022, Other current assets included inventories totaling $27.4 million and $22.9 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment
We carry our property, plant and equipment at depreciated cost, less any impairment provisions. We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 40 years for buildings and three to 14 years for machinery and equipment. Our depreciation expense was $65.6 million, $61.3 million and $58.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.
Property, plant and equipment is stated at cost and is set forth below:

	December 31,
	2023	2022
	(In thousands)
Land	$10,627	$9,844
Buildings	381,081	365,955
Machinery and equipment	1,108,504	1,026,024
Property under construction	571,758	515,494
	2,071,970	1,917,317
Less: Accumulated depreciation	843,450	782,420
Property, Plant and Equipment, Net	$1,228,520	$1,134,897
Goodwill
Goodwill represents the excess of the cost of our acquired businesses over the fair value of the net assets acquired. We perform testing of goodwill for impairment annually or more frequently whenever events or circumstances indicate the carrying value of goodwill may be impaired. During the year ended December 31, 2023, we changed our annual goodwill impairment test date from September 30 to November 15. This is a change in method of applying an accounting principle which we believe is a preferable alternative as the new date of assessment is more closely aligned with the approval of our fourth quarter forecast and includes the most recent financial information available.
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
The following summarizes the changes in the carrying amount of Goodwill:

	Government Operations	Commercial Operations	Total
	(In thousands)
Balance at December 31, 2021	$155,939	$129,563	$285,502
Acquisition (Note 2)	16,609	—	16,609
Translation	(461)	(8,485)	(8,946)
Balance at December 31, 2022	$172,087	$121,078	$293,165
Purchase price adjustment	588	—	588
Translation	578	2,689	3,267
Balance at December 31, 2023	$173,253	$123,767	$297,020
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

Our Intangible Assets were as follows:

	December 31,
	2023	2022	2021
	(In thousands)
Amortized intangible assets:
Gross cost:
Technical support agreement	$66,562	$65,069	$69,781
Customer relationships	57,103	56,176	40,247
Unpatented technology	40,540	39,609	38,073
CNSC class 1B nuclear facility license	25,670	25,094	26,911
Acquired backlog	13,882	13,537	7,595
Patented technology	755	738	792
All other	831	812	871
Total	$205,343	$201,035	$184,270
Accumulated amortization:
Technical support agreement	$(15,676)	$(12,495)	$(10,366)
Customer relationships	(23,649)	(20,590)	(18,176)
Unpatented technology	(10,345)	(7,966)	(6,398)
CNSC class 1B nuclear facility license	(6,023)	(5,052)	(4,521)
Acquired backlog	(7,116)	(4,474)	(2,531)
Patented technology	(483)	(405)	(363)
All other	(371)	(271)	(194)
Total	$(63,663)	$(51,253)	$(42,549)
Net amortized intangible assets	$141,680	$149,782	$141,721
Unamortized intangible assets:
NRC category 1 license	$43,830	$43,830	$43,830
The following summarizes the changes in the carrying amount of Intangible Assets:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Balance at beginning of period	$193,612	$185,551	$192,751
Acquisitions (Note 2)	—	28,500	—
Amortization expense	(11,396)	(10,901)	(9,329)
Translation	3,294	(9,538)	2,129
Balance at end of period	$185,510	$193,612	$185,551

Estimated amortization expense for the next five fiscal years is as follows (amounts in thousands):

Year Ended December 31,	Amount
2024	$11,579
2025	$11,579
2026	$10,371
2027	$8,750
2028	$7,986
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
During the year ended December 31, 2023, we recognized lease expense of $7.9 million, which included $1.5 million related to the amortization of favorable lease agreements, and paid cash of $6.3 million for our operating leases. During the years ended December 31, 2022 and 2021, we recognized lease expense of $8.6 million and $8.4 million, respectively. At December 31, 2023, our weighted-average remaining lease term was 14.04 years, and for the purpose of measuring the present value of our lease liabilities, the weighted-average discount rate was 5.04%. The maturities of our lease liabilities at December 31, 2023 were as follows (amounts in thousands):

2024	$4,131
2025	$3,796
2026	$2,858
2027	$1,989
2028	$1,747
Thereafter	$13,573
Total lease payments	$28,094
Less: Interest	$(7,860)
Present value of lease liabilities (1)	$20,234
(1)Includes current lease liabilities of $4.0 million.
At December 31, 2023, our right-of-use assets totaled $46.5 million. The difference between our right-of-use assets and lease liabilities primarily resulted from favorable lease agreements related to acquisitions.
Warranty Expense
We accrue estimated warranty expense, included in Cost of operations on our consolidated statements of income, to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows. Included in Accrued liabilities – other on our consolidated balance sheets were accrued warranty expenses totaling $6.4 million and $6.6 million at December 31, 2023 and 2022, respectively.
Deferred Debt Issuance Costs
We have included deferred debt issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of our debt liability. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Balance at beginning of period	$11,126	$10,696	$12,269
Additions	—	2,405	4,838
Interest expense	(2,048)	(1,975)	(6,411)
Balance at end of period	$9,078	$11,126	$10,696
Pension Plans and Postretirement Benefits
We sponsor various defined benefit pension and postretirement benefit plans covering certain employees of our U.S. and Canadian subsidiaries. We utilize actuarial valuations to calculate the cost and benefit obligations of our pension and postretirement benefits. The actuarial valuations utilize significant assumptions in the determination of our benefit cost and obligations, including assumptions regarding discount rates, expected rate of return on plan assets, mortality and health care cost trends. We determine our discount rate based on a yield curve comprising rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension and postretirement benefit plan obligations. The expected rate of return on plan assets assumption is based on capital market assumptions of the long-term expected returns for the investment mix of assets currently in the portfolio. The expected rate of return on plan assets is determined to be the weighted-average of the nominal returns based on the weightings of the classes within the total asset portfolio. Expected health care cost trends represent expected annual rates of change in the cost of health care benefits and are estimated based on analysis of health care cost inflation.
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

Substantially all of our asset retirement obligations relate to the remediation of our nuclear analytical laboratory at our facility in Lynchburg, Virginia and the Nuclear Fuel Services, Inc. ("NFS") facility in Erwin, Tennessee in our Government Operations segment as well as certain facilities in our Commercial Operations segment. The following summarizes the changes in the carrying amount of these liabilities:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Balance at beginning of period	$82,512	$84,132	$78,110
Costs incurred	(3,471)	(1,223)	(215)
Additions/adjustments	(6,512)	(4,289)	—
Accretion	6,939	5,158	5,996
Translation	73	(1,266)	241
Balance at end of period (1)	$79,541	$82,512	$84,132
(1)Includes current asset retirement obligations of $2.3 million, $4.7 million and $4.7 million at December 31, 2023, 2022 and 2021, respectively.
Self-Insurance
We have a wholly owned insurance subsidiary that provides employer's liability, general and automotive liability and primary workers' compensation insurance and, from time to time, builder's risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in Other Liabilities on our consolidated balance sheets were reserves for self-insurance totaling $4.1 million and $4.2 million at December 31, 2023 and 2022, respectively.
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
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	December 31,
	2023	2022
	(In thousands)
Currency translation adjustments	$8,669	$(4,207)
Net unrealized gain on derivative financial instruments	558	105
Unrecognized prior service cost on benefit obligations	(16,917)	(17,955)
Net unrealized gain on available-for-sale investments	227	127
Accumulated other comprehensive income (loss)	$(7,463)	$(21,930)

The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected consolidated statements of income line items are as follows:

	Year Ended December 31,
	2023	2022	2021
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)			Line Item Presented
Realized (loss) gain on derivative financial instruments	$(72)	$(370)	$307	Revenues
	427	(343)	(712)	Cost of operations
	355	(713)	(405)	Total before tax
	(91)	181	103	Provision for Income Taxes
	$264	$(532)	$(302)	Net Income
Amortization of prior service cost on benefit obligations	$(3,278)	$(3,283)	$(2,919)	Other – net
	609	657	624	Provision for Income Taxes
	$(2,669)	$(2,626)	$(2,295)	Net Income
Total reclassification for the period	$(2,405)	$(3,158)	$(2,597)
Foreign Currency Translation
We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of Accumulated other comprehensive income (loss). We report foreign currency transaction gains and losses in income. We have included in Other – net translation gains (losses) of $1.8 million, $(1.4) million and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At December 31, 2023, we had deferred approximately $0.6 million of net gains on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the years ended December 31, 2023, 2022 and 2021, we recognized (gains) losses of $5.1 million, $(27.1) million and $(0.1) million, respectively, in Other – net on our consolidated statements of income associated with FX forward contracts not designated as hedging instruments.
At December 31, 2023, our derivative financial instruments consisted of FX forward contracts with a total notional value of $443.0 million with maturities extending to December 2025. These instruments consisted primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our Credit Facility.
New Accounting Standards
In November 2023, the FASB issued updates to FASB Topic Segment Reporting to improve disclosures about a public company's reportable segments and address requests from investors to provide additional, more detailed information about a reportable segment’s expenses on an interim and annual basis and provide in interim periods all disclosures currently only required on an annual basis. Additionally, it requires a public entity to disclose the title and position of the Company’s Chief Operating Decision Maker. These updates do not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for interim and annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard and expect that it will only require changes to our disclosures with no impact on our results of operations, financial position or cash flows.
In December 2023, the FASB issued updates to FASB Topic Income Taxes to provide, on an annual basis, disaggregated disclosures with respect to the reconciliation of our effective tax rate, as well as a disaggregation of income taxes paid, net of refunds received. The new standard is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard and expect that it will only require changes to our disclosures with no impact on our results of operations, financial position or cash flows.
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
NOTE 3 – REVENUE RECOGNITION
Contracts and Revenue Recognition
Government Operations
Our Government Operations segment recognizes revenue over time for the manufacturing of naval nuclear reactor components and fuel, the downblending of high-enriched uranium and for the development of advanced nuclear reactors for power and propulsion applications. Certain of our contracts contain two or more different types of components, each of which we identify as a separate performance obligation. We recognize revenue using a cost-to-cost method to measure progress as control is continually transferred to the customer as we incur costs on the performance obligations. We determine the stand-alone selling price of our performance obligations based on the expected cost plus margin approach. We allocate revenue to the individual performance obligations within contracts with multiple performance obligations based on the stand-alone selling price of the individual performance obligations.
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
Disaggregated Revenues
We allocate geographic revenues based on the location of the customers' operations. Revenues by geographic area and customer type were as follows:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$1,884,671	$—	$1,884,671	$1,703,005	$—	$1,703,005	$1,624,078	$—	$1,624,078
Non-Government	123,604	57,654	181,258	91,653	31,120	122,773	90,421	44,102	134,523
	$2,008,275	$57,654	$2,065,929	$1,794,658	$31,120	$1,825,778	$1,714,499	$44,102	$1,758,601
Canada:
Government	$245	$—	$245	$79	$—	$79	$—	$—	$—
Non-Government	778	389,234	390,012	3,134	373,705	376,839	3,417	345,412	348,829
	$1,023	$389,234	$390,257	$3,213	$373,705	$376,918	$3,417	$345,412	$348,829
Other:
Government	$10,016	$—	$10,016	$1,356	$—	$1,356	$—	$—	$—
Non-Government	12,023	19,456	31,479	9,256	22,533	31,789	7,181	17,568	24,749
	$22,039	$19,456	$41,495	$10,612	$22,533	$33,145	$7,181	$17,568	$24,749
Segment Revenues	$2,031,337	$466,344	2,497,681	$1,808,483	$427,358	2,235,841	$1,725,097	$407,082	2,132,179
Eliminations			(1,372)			(3,007)			(8,105)
Revenues			$2,496,309			$2,232,834			$2,124,074

Revenues by timing of transfer of goods or services were as follows:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$2,012,949	$392,060	$2,405,009	$1,798,388	$370,198	$2,168,586	$1,724,961	$355,477	$2,080,438
Point-in-time	18,388	74,284	92,672	10,095	57,160	67,255	136	51,605	51,741
Segment Revenues	$2,031,337	$466,344	2,497,681	$1,808,483	$427,358	2,235,841	$1,725,097	$407,082	2,132,179
Eliminations			(1,372)			(3,007)			(8,105)
Revenues			$2,496,309			$2,232,834			$2,124,074
Revenues by contract type were as follows:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$1,218,516	$11,119	$1,229,635	$1,226,265	$9,728	$1,235,993	$1,244,916	$9,279	$1,254,195
Firm-Fixed-Price	469,138	312,236	781,374	334,076	300,129	634,205	307,652	307,200	614,852
Cost-Plus Fee	337,598	—	337,598	244,063	—	244,063	165,519	—	165,519
Time-and-Materials	6,085	142,989	149,074	4,079	117,501	121,580	7,010	90,603	97,613
Segment Revenues	$2,031,337	$466,344	2,497,681	$1,808,483	$427,358	2,235,841	$1,725,097	$407,082	2,132,179
Eliminations			(1,372)			(3,007)			(8,105)
Revenues			$2,496,309			$2,232,834			$2,124,074
Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. The aggregate impact of changes in estimates increased our revenue and operating income as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Revenues	$24,728	$26,629	$30,719
Operating Income (1)	$24,813	$24,405	$26,540
(1)During the year ended December 31, 2023, our Government Operations segment results were favorably impacted by contract adjustments related to a nuclear operations contract which resulted in an increase in operating income of $22.5 million. Our Government Operations segment also recognized favorable adjustments totaling $27.9 million as a result of the successful negotiation of change orders related to cost growth that was driven by out-of-scope changes associated with the manufacture of non-nuclear components.
During the year ended December 31, 2022, our Government Operations segment results were negatively affected by contract adjustments for cost growth related to the manufacture of non-nuclear components which resulted in a decrease in operating income of $11.3 million.
During the year ended December 31, 2021, no adjustment to any one contract had a material impact on our consolidated financial statements.

Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. Costs specific to certain contracts for which we recognize revenue at a point in time are also included in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized over time. In accordance with contract terms, certain amounts that are withheld by our customers and are classified within Retainages. Certain of these amounts require conditions other than the passage of time to be achieved, with the remaining amounts only requiring the passage of time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled receivables. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the year ended December 31, 2023, our unbilled receivables decreased $1.4 million primarily as a result of decreases in cost in excess of billings on our fixed-price incentive fee contracts and the timing of milestone billings on certain firm-fixed-price contracts within our Government Operations segment, partially offset by increases due to the timing of milestone billings on firm-fixed-price contracts within our Commercial Operations segments. During the year ended December 31, 2023, our Advance billings on contracts increased $18.7 million primarily as a result of revenue recognized in excess of billings on certain firm-fixed-price contracts within our Government Operations segment. Our fixed-price incentive fee contracts for our Government Operations segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments made during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts.

	December 31,	December 31,
	2023	2022
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$519,931	$521,291
Retainages	$55,181	$48,566
Advance billings on contracts	$107,391	$88,726
During the years ended December 31, 2023 and 2022, we recognized $70.8 million and $91.9 million of revenue that was in Advance billings on contracts at the beginning of each year, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Our backlog is equal to our remaining performance obligations under contracts that meet the criteria in FASB Topic Revenue from Contracts with Customers. At December 31, 2023, our ending backlog was $3,997.6 million, which included $414.7 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 51% of the revenue associated with our backlog by the end of 2024, with the remainder to be recognized thereafter.
NOTE 4 – EQUITY METHOD INVESTMENTS
We have investments in entities that we account for using the equity method. Our share of the undistributed earnings of our equity method investees were $31.1 million and $41.3 million at December 31, 2023 and 2022, respectively. These amounts are included in Investments in Unconsolidated Affiliates on our consolidated balance sheets.

The following tables summarize combined balance sheet and income statement information for investments accounted for under the equity method:

	December 31,
	2023	2022
	(In thousands)
Current assets	$555,364	$566,076
Noncurrent assets	1,933	445
Total Assets	$557,297	$566,521
Total Liabilities	$307,562	$292,081
Owners' equity	249,735	274,440
Total Liabilities and Owners' Equity	$557,297	$566,521

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Revenues	$5,334,822	$4,580,032	$4,254,635
Gross profit	$185,345	$176,592	$159,935
Net income	$181,981	$173,339	$156,994
Reimbursable costs recorded in revenues by the unconsolidated joint ventures in our Government Operations segment totaled $5,126.6 million, $4,453.7 million and $4,102.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Income taxes for the investees are the responsibility of the respective owners. Accordingly, no provision for income taxes has been recorded by the investees.
Reconciliations of net income per combined income statement information of our investees to equity in income of investees per our consolidated statements of income are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Equity income based on stated ownership percentages	$50,595	$46,784	$31,870
GAAP and other adjustments	212	(811)	1,628
Equity in income of investees	$50,807	$45,973	$33,498
Our transactions with unconsolidated affiliates were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Sales to	$18,530	$19,857	$11,838
Dividends received	$61,937	$42,512	$20,475
Capital contributions, net of returns	$—	$11,450	$—
At December 31, 2023 and 2022, Accounts receivable – other included amounts due from unconsolidated affiliates of $1.1 million and $1.5 million, respectively.
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

We are currently under audit by various state and international authorities, and we do not have any returns under examination for years prior to 2017.
We apply the provisions of FASB Topic Income Taxes regarding the treatment of uncertain tax positions. As of December 31, 2023 and 2022, we had no uncertain tax positions.
Beginning in 2024, certain jurisdictions will implement the Organization for Economic Cooperation and Development's (OECD) Pillar Two rules regarding a 15% global minimum tax. Considering our current global footprint, we do not anticipate that these new rules will materially impact our provision for income taxes.
Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Pension liability	$17,439	$11,931
Accrued warranty expense	1,641	1,694
Capitalized Section 174 expenditures	23,800	11,145
Accrued vacation pay	3,103	3,246
Accrued liabilities for self-insurance (including postretirement health care benefits)	—	17
Accrued liabilities for executive and employee incentive compensation	13,784	12,475
Environmental and products liabilities	20,576	20,983
Lease liabilities	4,860	5,298
Investments in joint ventures and affiliated companies	224	1,494
Long-term contracts	13,363	14,442
Accrued payroll taxes	—	2,504
U.S. federal tax credits and loss carryforward	7,055	7,113
U.S. state tax credits and loss carryforward	7,935	4,731
Foreign tax credit and loss carryforward	22,869	20,209
Other	2,018	2,719
Gross deferred tax assets	138,667	120,001
Valuation allowance for deferred tax assets	(17,421)	(13,022)
Total deferred tax assets	121,246	106,979
Deferred tax liabilities:
Property, plant and equipment	85,661	75,334
Right-of-use lease assets	11,550	12,246
Accrued liabilities for self-insurance (including postretirement health care benefits)	341	—
Intangibles	21,976	22,404
Total deferred tax liabilities	119,528	109,984
Net deferred tax assets (liabilities)	$1,718	$(3,005)
The components of Income before Provision for Income Taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
U.S.	$282,459	$281,677	$343,091
Other than U.S.	38,941	32,700	52,622
Income before Provision for Income Taxes	$321,400	$314,377	$395,713

The components of Provision for Income Taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Current:
U.S. – federal	$69,254	$54,683	$31,535
U.S. – state and local	4,255	5,360	1,030
Other than U.S.	6,698	10,199	16,769
Total current	80,207	70,242	49,334
Deferred:
U.S. – federal	(8,968)	5,755	40,463
U.S. – state and local	(376)	(34)	3,473
Other than U.S.	4,216	(206)	(3,845)
Total deferred	(5,128)	5,515	40,091
Provision for Income Taxes	$75,079	$75,757	$89,425
The following is a reconciliation of our income tax provision from the U.S. statutory federal tax rate to our consolidated effective tax rate:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes	1.2%	1.7%	1.1%
Foreign rate differential	0.5%	0.5%	0.6%
Excess tax deductions on equity compensation	(0.3)%	(0.1)%	(0.1)%
Other	1.0%	1.0%	—%
Effective tax rate	23.4%	24.1%	22.6%
At December 31, 2023, we had a valuation allowance of $17.4 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences, our estimate of future taxable income and potential tax planning. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.
The following is an analysis of our valuation allowance for deferred tax assets:

	Beginning Balance	Charges To Costs and Expenses	Charged To Other Accounts	Ending Balance
	(In thousands)
Year Ended December 31, 2023	$(13,022)	(4,399)	—	$(17,421)
Year Ended December 31, 2022	$(13,218)	196	—	$(13,022)
Year Ended December 31, 2021	$(12,892)	(326)	—	$(13,218)
We have domestic federal and foreign capital losses of $9.5 million available to offset future capital gains. The domestic federal capital losses begin to expire in 2024, while the foreign capital losses have an indefinite carryforward period. We are carrying a full valuation allowance of $9.5 million against the deferred tax asset related to these domestic federal and foreign capital loss carryforwards.
In addition, we have state credits and state net operating losses of $10.0 million ($7.9 million net of federal tax benefit) available to offset future taxable income in various states. These state net operating loss carryforwards begin to expire in 2024. We are carrying a valuation allowance of $10.0 million ($7.9 million net of federal tax benefit) against the deferred tax asset related to the state credits and state loss carryforwards.

We would be subject to withholding taxes if we were to distribute earnings from certain foreign subsidiaries. As of December 31, 2023, the undistributed earnings of these subsidiaries were approximately $292.3 million, and our unrecognized deferred income tax liabilities of approximately $14.6 million would be payable upon the distribution of these earnings. All of our foreign earnings are considered indefinitely reinvested.
NOTE 6 – LONG-TERM DEBT
Our Long-Term Debt consists of the following:

	December 31,
	2023	2022
	(In thousands)
Debt Instruments:
Senior Notes	$800,000	$800,000
Credit Facility	418,750	500,000
Less: Amounts due within one year	6,250	6,250
Long-Term Debt, gross	1,212,500	1,293,750
Less: Deferred debt issuance costs	9,078	11,126
Long-Term Debt	$1,203,422	$1,282,624
Maturities of Long-Term Debt subsequent to December 31, 2023 were as follows: 2024 – $6.3 million; 2025 – $12.5 million; 2026 – $12.5 million; 2027 – $387.5 million; 2028 – $400.0 million; and thereafter – $400.0 million.
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
The Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of December 31, 2023, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Credit Facility bear interest at our option at either (1) the Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Revolving Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Revolving Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our consolidated total net leverage ratio. Based on the total net leverage ratio applicable at December 31, 2023, the margin for Term SOFR and base rate loans was 1.50% and 0.50%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.50% and 0.90%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.20%.
As of December 31, 2023, borrowings under our Term Loan totaled $243.8 million, borrowings and letters of credit issued under the Revolving Credit Facility totaled $175.0 million and $1.7 million, respectively, and we had $573.3 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of December 31, 2023, the weighted-average interest rate on outstanding borrowings under our Credit Facility was 6.96%.
The Credit Facility generally includes customary events of default for a secured credit facility. Under the Credit Facility, (1) if an event of default relating to bankruptcy or other insolvency events occur with respect to the Company, all related obligations will immediately become due and payable; (2) if any other event of default exists, the lenders will be permitted to accelerate the maturity of the related obligations outstanding; and (3) if any event of default exists, the lenders will be permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of December 31, 2023, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
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
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of December 31, 2023, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of December 31, 2023, bonds issued and outstanding under these arrangements totaled approximately $114.6 million.
Similarly, we have provided letters of credit to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our Revolving Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit under our bilateral letter of credit facility is at the issuer's discretion, and our bilateral letter of credit facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our Credit Facility. Although there can be no assurance that we will maintain our bilateral letter of credit capacity, we believe our current capacity, together with capacity under our Revolving Credit Facility, is adequate to support our existing requirements for the next 12 months. As of December 31, 2023, letters of credit issued and outstanding under our bilateral letter of credit facility totaled approximately $36.7 million, and such letters of credit are secured by the collateral under our Credit Facility.

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

Obligations and Funded Status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2023	2022	2023	2022
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$926,978	$1,308,266	$43,050	$59,301
Service cost	7,515	11,116	338	650
Interest cost	47,638	30,924	2,139	1,387
Plan participants' contributions	137	224	218	346
Amendments	2,161	3,100	—	261
Settlements	—	(48,777)	—	—
Actuarial loss (gain)	30,568	(307,946)	159	(14,747)
Foreign currency exchange rate changes	738	(6,564)	292	(921)
Benefits paid	(61,366)	(63,365)	(2,880)	(3,227)
Benefit obligation at end of period	$954,369	$926,978	$43,316	$43,050
Change in plan assets:
Fair value of plan assets at beginning of period	$875,691	$1,256,799	$45,616	$53,512
Actual return on plan assets	59,354	(263,881)	3,769	(6,003)
Plan participants' contributions	137	224	218	346
Company contributions	4,390	14,172	870	1,032
Settlements	—	(61,416)	—	—
Foreign currency exchange rate changes	736	(6,842)	—	—
Benefits paid	(61,366)	(63,365)	(3,020)	(3,271)
Fair value of plan assets at the end of period	878,942	875,691	47,453	45,616
Funded status	$(75,427)	$(51,287)	$4,137	$2,566
Amounts recognized in the balance sheet consist of:
Prepaid postretirement benefit obligation	$—	$—	$23,915	$22,232
Prepaid pension	10,146	9,542	—	—
Accrued employee benefits	(2,787)	(2,997)	(1,312)	(1,509)
Accumulated postretirement benefit obligation	—	—	(18,466)	(18,157)
Pension liability	(82,786)	(57,832)	—	—
Accrued benefit liability, net	$(75,427)	$(51,287)	$4,137	$2,566
Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost (credit)	$19,287	$20,363	$2,711	$2,750
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$933,588	$877,431	N/A	N/A
Accumulated benefit obligation	$906,593	$873,185	$17,747	$17,795
Fair value of plan assets	$847,755	$816,693	$—	$—
Plans with plan assets in excess of accumulated benefit obligation:
Projected benefit obligation	$20,781	$49,547	N/A	N/A
Accumulated benefit obligation	$20,781	$49,547	$25,569	$25,255
Fair value of plan assets	$31,187	$58,999	$47,453	$45,616

We record the service cost component of net periodic benefit cost within Operating income on our consolidated statements of income. For the years ended December 31, 2023, 2022 and 2021, these amounts were $7.9 million, $11.8 million and $12.4 million, respectively. All other components of net periodic benefit cost are included in Other – net on our consolidated statements of income. For the years ended December 31, 2023, 2022 and 2021, these amounts were $20.9 million, $(4.0) million and $(92.9) million, respectively. Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits Year Ended December 31,			Other Benefits Year Ended December 31,
	2023	2022	2021	2023	2022	2021
	(In thousands)
Components of net periodic benefit cost:
Service cost	$7,515	$11,116	$11,667	$338	$650	$760
Interest cost	47,638	30,924	27,170	2,139	1,387	1,197
Expected return on plan assets	(60,437)	(83,254)	(81,778)	(2,536)	(2,974)	(2,891)
Amortization of prior service cost	3,238	3,257	3,097	40	26	(178)
Recognized net actuarial loss (gain)	31,755	52,202	(34,690)	(946)	(5,616)	(4,876)
Net periodic benefit cost (income)	$29,709	$14,245	$(74,534)	$(965)	$(6,527)	$(5,988)
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
Recognized net actuarial losses (gains) consist primarily of our reported actuarial losses (gains), settlements, and the differences between the actual returns on plan assets and the expected returns on plan assets. The benefit obligation of our pension plans as of December 31, 2023 and 2022 increased (decreased) by $33.2 million and $(295.1) million, respectively, due to changes in the discount rate.
In November 2022, we completed the wind-up of our foreign salaried pension benefit plan and settled approximately $48.8 million in benefit obligations. As a result, we recognized pension settlement-related charges of $12.6 million during the year ended December 31, 2022.
Additional Information

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2023	2022	2023	2022
	(In thousands)
Decrease in accumulated other comprehensive income due to actuarial losses – before taxes	$(2,161)	$(3,100)	$—	$(261)
In the current fiscal year, we have recognized expense in other comprehensive income as a component of net periodic benefit cost of approximately $3.2 million and $0.0 million for our pension benefits and other benefits, respectively.

Assumptions

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Weighted-average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	5.07%	5.42%	4.92%	5.32%

	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate to determine interest cost	5.26%	2.42%	1.96%	5.23%	2.42%	1.87%
Expected return on plan assets	7.13%	7.10%	6.80%	5.67%	5.67%	5.66%
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

	2023	2022
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	7.50%	7.25%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2037	2034
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
The assets of the domestic pension plans are commingled for investment purposes and held by the trustee in the BWXT Master Trust (the "Master Trust"). For the years ended December 31, 2023 and 2022, the investment returns on domestic plan assets of the Master Trust (net of deductions for management fees) were approximately 7% and (22)%, respectively.
The following is a summary of the asset allocations for the Master Trust at December 31, 2023 and 2022 by asset category:

	December 31,
	2023	2022
Asset Category:
U.S. Government Securities	34%	36%
Commingled and Mutual Funds	25%	25%
Real Estate	15%	16%
Diversified Credit	13%	13%
Fixed Income (excluding U.S. Government Securities)	6%	5%
Partnerships with Security Holdings	2%	3%
Other	5%	2%
Total	100%	100%
The target allocation for 2024 for the domestic plans, by asset class, is as follows:

Asset Class:
Fixed Income	57%
Equities	33%
Other	10%
Foreign Plan
We sponsor the BWXT Canada Ltd. Bargaining Unit Employees' Pension Plan. The following is a summary of the asset allocations of this plan at December 31, 2023 and 2022 by asset category:

	December 31,
	2023	2022
Asset Category:
Fixed Income	61%	51%
Commingled and Mutual Funds	35%	29%
Cash and Other	4%	20%
Total	100%	100%
The target allocation for 2024 for the Canadian plan, by asset class, is as follows:

Asset Class:
Fixed Income	65%
Equities	35%

Fair Value
See Note 14 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total assets for our plans measured at fair value at December 31, 2023:

	12/31/2023	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Pension and Other Benefits:
U.S. Government Securities	$288,495	$288,495	$—	$—	$—
Commingled and Mutual Funds	231,801	46,504	—	—	185,297
Real Estate	123,250	—	—	—	123,250
Diversified Credit	113,271	—	—	—	113,271
Fixed Income	108,646	36,741	—	—	71,905
Partnerships with Security Holdings	19,752	—	—	—	19,752
Cash, Cash Equivalents and Accrued Items (1)	41,180	—	—	—	41,180
Total Assets	$926,395	$371,740	$—	$—	$554,655
(1)Includes items that are not required to be categorized in the fair value hierarchy in order to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented in the Obligations and Funded Status table.
The following is a summary of total assets for our plans measured at fair value at December 31, 2022:

	12/31/2022	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Pension and Other Benefits:
U.S. Government Securities	$305,995	$305,995	$—	$—	$—
Commingled and Mutual Funds	230,674	42,180	—	—	188,494
Fixed Income	95,967	35,563	—	—	60,404
Diversified Credit	108,363	—	—	—	108,363
Real Estate	132,867	—	—	—	132,867
Partnerships with Security Holdings	25,259	—	—	—	25,259
Cash, Cash Equivalents and Accrued Items (1)	22,182	—	—	—	22,182
Total Assets	$921,307	$383,738	$—	$—	$537,569
(1)Includes items that are not required to be categorized in the fair value hierarchy in order to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented in the Obligations and Funded Status table.

The following is a summary of the changes in the Plans' Level 3 instruments for the year ended December 31, 2022. The Plan did not have any Level 3 instruments during the year ended December 31, 2023.

Year Ended December 31,
2022
(In thousands)
Balance at beginning of period	$46,817
Purchases	—
Dispositions	(35,822)
Realized gain (loss)	(6,988)
Change in unrealized gain (loss)	(652)
Translation	(3,355)
Balance at end of period	$—
Cash Flows

	Domestic Plans		Foreign Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2024	$526	$—	$1,008	N/A
Expected benefit payments:
2024	$64,254	$2,542	$917	$595
2025	$65,457	$2,570	$1,076	$640
2026	$66,333	$2,497	$1,216	$700
2027	$67,009	$2,458	$1,373	$737
2028	$67,288	$2,398	$1,471	$772
2029-2033	$332,253	$11,209	$8,648	$3,875
Defined Contribution Plans
We also provide benefits under the BWXT Thrift Plan (the "Thrift Plan"). The Thrift Plan generally provides for matching employer contributions of 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, lay-off or approved disability. These matching employer contributions are made in cash and invested at the employees' discretion. We also provide service-based cash contributions under the Thrift Plan to employees not accruing benefits under our defined benefit plans. Our Canadian plan also includes a defined contribution component whereby we make cash, service-based contributions. Amounts charged to expense for employer contributions under our defined contribution plans totaled approximately $41.5 million, $37.6 million and $37.5 million in the years ended December 31, 2023, 2022 and 2021, respectively.
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
In the year ended December 31, 2023, we did not repurchase any shares of our common stock from public market transactions. In the year ended December 31, 2022, we repurchased 374,568 shares of our common stock from public market transactions for $20.0 million. In the year ended December 31, 2021, we repurchased 4,134,767 shares of our common stock from public market transactions for $225.8 million. As of December 31, 2023, we had approximately $397.6 million available to us for share repurchase under the $500 million authorization described above.

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
At December 31, 2023, we had a total of 3,242,465 shares of our common stock available for future awards. In the event of a change in control of the Company, the terms of the awards under the 2020 Plan contain provisions that may cause restrictions to lapse and accelerate the vesting of awards.
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
Long-Term Incentive Plan of BWXT Technical Services Group, Inc.
In June 2012, we established the 2012 Long-Term Incentive Plan of BWXT Technical Services Group, Inc., a cash-settled plan for employees of certain subsidiaries and unconsolidated affiliates as selected by the plan committee. The cash-settled plan provides for a number of forms of stock-based compensation, including stock appreciation rights, restricted stock units and performance units, subject to satisfaction of specific performance goals. Stock appreciation rights are granted at not less than 100% of the fair market value closing price of a share of BWXT common stock on the date of grant, become exercisable at such time or times as determined when granted and expire not more than ten years after the date of grant. Stock appreciation rights are cash-settled for the excess of the market price of BWXT common stock on the exercise date minus the exercise price. Restricted stock units and performance units are cash-settled upon vesting as determined when granted. We will not issue any shares of BWXT common stock under this plan, as all awards are cash-settled.
In the event of a change in control of the Company, the terms of the awards under the cash-settled plan contain provisions that may cause restrictions to lapse and accelerate the vesting of awards.
Stock-based compensation expense for all of our plans recognized for the years ended December 31, 2023, 2022 and 2021 totaled $16.2 million, $14.6 million and $18.3 million, respectively, with associated tax benefit totaling $2.6 million, $2.3 million and $3.0 million, respectively.
As of December 31, 2023, unrecognized estimated compensation expense related to nonvested awards was $17.7 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options
The following table summarizes activity for our stock options for the year ended December 31, 2023 (share data in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of period	90	$23.62
Granted	150	$61.73
Exercised	(56)	$23.62
Cancelled/expired/forfeited	(1)	$16.46
Outstanding at end of period	183	$54.73	7.7	$4.0
Exercisable at end of period	34	$23.62	1.2	$1.8
The aggregate intrinsic value included in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2023. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.
During the years ended December 31, 2023, 2022 and 2021, the total intrinsic value of stock options exercised was $2.8 million, $1.2 million and $2.7 million, respectively. The actual tax benefits realized related to the stock options exercised during the year ended December 31, 2023 totaled $0.7 million.
Restricted Stock Units
Nonvested restricted stock units as of December 31, 2023 and changes during the year ended December 31, 2023 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	242	$50.79
Granted	119	$63.59
Vested	(131)	$54.33
Cancelled/forfeited	(7)	$54.10
Nonvested at end of period	223	$55.47
The actual tax benefits realized related to the restricted stock units vested during the year ended December 31, 2023 totaled $1.5 million.

Performance Shares
Nonvested performance shares as of December 31, 2023 and changes during the year ended December 31, 2023 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	510	$53.01
Adjustment to assumed vesting percentage	56	$49.24
Granted	168	$65.40
Vested	(191)	$56.75
Cancelled/forfeited	(23)	$53.63
Nonvested at end of period	520	$55.26
The actual number of shares in which each participant vests is contingent upon achievement of a mix of certain targets (depending on the grant year), including return on invested capital; earnings before interest, taxes, depreciation and amortization; total shareholder return and diluted earnings per share, over a three-year performance period. The number of shares in which participants can vest ranges from zero to 200% of the initial performance shares granted, to be determined upon completion of the three-year performance period. The nonvested shares at the end of the period in the table above assumes weighted-average vesting of 118%.
The actual tax benefits realized related to the performance shares vested during the year ended December 31, 2023 totaled $1.9 million.
Cash-Settled Stock Appreciation Rights
As of December 31, 2023, we had 9,890 exercisable stock appreciation rights valued at $23.62 per unit with an aggregate intrinsic value of $0.5 million and a weighted average remaining contractual term of 1.2 years.
Cash-Settled Restricted Stock Units
As of December 31, 2023, we had 1,249 nonvested units valued at $76.63 per share. The fair value is based on our closing stock price as of December 31, 2023 and is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.
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
As of December 31, 2023, we had 4,400 nonvested units valued at $76.63 per share with an assumed weighted-average vesting of 128%. The fair value is based on our closing stock price as of December 31, 2023 and is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.
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
The NRC's decommissioning regulations require our Government Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its two licensed facilities at the end of their service lives. We provided financial assurance totaling $68.1 million and $68.1 million during the years ended December 31, 2023 and 2022, respectively, with surety bonds for the ultimate decommissioning of these licensed facilities. These facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. The surety bonds noted above are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC's decommissioning regulations require our Commercial Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its CNSC-licensed facilities at the end of their service lives. We provided financial assurance totaling $44.3 million and $43.3 million during the years ended December 31, 2023 and 2022, respectively, with letters of credit and surety bonds for the ultimate decommissioning of these licensed facilities.
Our compliance with federal, foreign, state and local environmental control and protection regulations resulted in pre-tax charges of approximately $20.0 million, $20.0 million and $17.5 million in the years ended December 31, 2023, 2022 and 2021, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $0.7 million, $1.6 million and $3.1 million in the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023 and 2022, we had total environmental accruals (including asset retirement obligations) of $101.1 million and $101.8 million, respectively. Of our total environmental accruals at December 31, 2023 and 2022, $10.6 million and $10.8 million, respectively, were included in current liabilities. Inherent in the estimates of these accruals are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.
NOTE 11 – RISKS AND UNCERTAINTIES
Revenue Recognized Over Time
As of December 31, 2023, in accordance with the method of recognizing revenue over time, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-price contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.
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
NOTE 12 – FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK
The primary customer of our Government Operations segment is the U.S. Government, including some of its contractors. Our Commercial Operations segment's major customers are large utilities. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In the years ended December 31, 2023, 2022 and 2021, U.S. Government contracts accounted for approximately 75%, 76% and 76% of our total consolidated revenues, respectively. Accounts receivable due directly or indirectly from the U.S. Government represented 63% and 68% of net receivables at December 31, 2023 and 2022, respectively. In the years ended December 31, 2023, 2022 and 2021, revenues from large utility customers accounted for approximately 14%, 14% and 14% of our total consolidated revenues, respectively. Accounts receivable due directly from large utility customers represented 21% and 15% of net receivables at December 31, 2023 and 2022, respectively. See Note 15 for additional information about our major customers.
We believe that our provision for possible losses on uncollectable accounts receivable is adequate for our credit loss exposure. At December 31, 2023 and 2022, the allowances for possible losses that we deducted from Accounts receivable – trade, net on our consolidated balance sheets were $0.3 million and $0.2 million, respectively.
NOTE 13 – INVESTMENTS
The following is a summary of our investments at December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity securities
Mutual funds	$7,002	$711	$—	$7,713
Available-for-sale securities
Corporate bonds	1,479	304	—	1,783
Total	$8,481	$1,015	$—	$9,496

The following is a summary of our investments at December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity securities
Mutual funds	$6,352	$—	$(11)	$6,341
Available-for-sale securities
U.S. Government and agency securities	3,247	10	(4)	3,253
Corporate bonds	2,033	236	(4)	2,265
Asset-backed securities and collateralized mortgage obligations	103	—	(61)	42
Total	$11,735	$246	$(80)	$11,901

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
Investments
Investments primarily include corporate bonds and mutual funds.
In general, and where applicable, we principally use a composite of observable prices and quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 and Level 2 investments.

Fair Value Measurements
The following is a summary of our investments measured at fair value at December 31, 2023:

	12/31/2023	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$7,713	$—	$7,713	$—	$—
Available-for-sale securities
Corporate bonds	1,783	1,783	—	—	—
Total	$9,496	$1,783	$7,713	$—	$—
The following is a summary of our investments measured at fair value at December 31, 2022:

	12/31/2022	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$6,341	$—	$6,341	$—	$—
Available-for-sale securities
U.S. Government and agency securities	3,253	3,253	—	—	—
Corporate bonds	2,265	1,714	551	—	—
Asset-backed securities and collateralized mortgage obligations	42	—	42	—	—
Total	$11,901	$4,967	$6,934	$—	$—
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At December 31, 2023 and 2022, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $(9.9) million and $1.2 million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our Senior Notes, on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At December 31, 2023 and 2022, the fair value of our Senior Notes due 2028 was $367.7 million and $358.0 million, respectively. At December 31, 2023 and 2022, the fair value of our Senior Notes due 2029 was $367.0 million and $352.0 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at December 31, 2023 and 2022.
Note receivable. Included in Other Assets is a note receivable related to a third-party loan. We base the fair value of this level 2 note receivable instrument on the present value of future cash flows discounted at market interest rates for financial instruments with similar quality and terms. At December 31, 2023, the carrying value of our note receivable was $7.4 million and approximated its fair value.

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
1. Information about our Segments:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
REVENUES:
Government Operations	$2,031,337	$1,808,483	$1,725,097
Commercial Operations	466,344	427,358	407,082
Eliminations	(1,372)	(3,007)	(8,105)
	$2,496,309	$2,232,834	$2,124,074

OPERATING INCOME:
Government Operations	$374,682	$336,501	$329,549
Commercial Operations	37,532	27,418	35,243
	$412,214	$363,919	$364,792
Unallocated Corporate (1)	(29,155)	(15,348)	(18,944)
Total Operating Income (2)	$383,059	$348,571	$345,848
Other Income (Expense)	(61,659)	(34,194)	49,865
Income before Provision for Income Taxes	$321,400	$314,377	$395,713
(1)Unallocated Corporate includes general corporate overhead not allocated to segments.
(2)The following amounts are included in Operating Income:

Losses (Gains) on Asset Disposals and Impairments, Net:
Government Operations	$1,043	$(250)	$(8)
Commercial Operations	(9)	6,233	(2,548)
Unallocated Corporate	—	(463)	(976)
	$1,034	$5,520	$(3,532)
Equity in Income of Investees:
Government Operations	$50,807	$45,973	$33,498
Commercial Operations	—	—	—
	$50,807	$45,973	$33,498

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
CAPITAL EXPENDITURES:
Government Operations	$91,699	$103,093	$147,051
Commercial Operations	53,358	88,853	153,571
Segment Capital Expenditures	145,057	191,946	300,622
Corporate Capital Expenditures	6,229	6,366	10,430
Total Capital Expenditures	$151,286	$198,312	$311,052
DEPRECIATION AND AMORTIZATION:
Government Operations	$53,388	$47,982	$42,485
Commercial Operations	17,745	18,805	19,884
Segment Depreciation and Amortization	71,133	66,787	62,369
Corporate Depreciation and Amortization	7,433	7,055	6,711
Total Depreciation and Amortization	$78,566	$73,842	$69,080

	December 31,
	2023	2022	2021
	(In thousands)
SEGMENT ASSETS:
Government Operations	$1,515,264	$1,498,472	$1,430,863
Commercial Operations	1,077,628	1,005,545	976,382
Segment Assets	2,592,892	2,504,017	2,407,245
Corporate Assets	154,173	114,922	94,135
Total Assets	$2,747,065	$2,618,939	$2,501,380
INVESTMENT IN UNCONSOLIDATED AFFILIATES:
Government Operations	$88,608	$100,198	$85,284
Commercial Operations	—	—	—
Total Investment in Unconsolidated Affiliates	$88,608	$100,198	$85,284
2. Information about our Product and Service Lines:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
REVENUES:
Government Operations:
Nuclear Components and Fuel	$1,610,183	$1,494,810	$1,481,416
Uranium Processing and Nuclear Services	276,690	233,197	198,420
Advanced Reactor Design and Engineering	144,464	80,476	45,261
	2,031,337	1,808,483	1,725,097
Commercial Operations:
Nuclear Manufacturing	231,944	221,458	246,444
Nuclear Services and Engineering	234,400	205,900	160,638
	466,344	427,358	407,082
Eliminations	(1,372)	(3,007)	(8,105)
	$2,496,309	$2,232,834	$2,124,074

3. Information about our Consolidated Operations in Different Geographic Areas:

	December 31,
	2023	2022	2021
	(In thousands)
NET PROPERTY, PLANT AND EQUIPMENT:
United States	$784,062	$743,767	$698,772
Canada	442,755	389,490	346,868
United Kingdom	1,703	1,640	—
	$1,228,520	$1,134,897	$1,045,640
See Note 3 for revenues by geographic area for each of our segments.
4. Information about our Major Customers:
In the years ended December 31, 2023, 2022 and 2021, sales to the U.S. Government accounted for approximately 93%, 94% and 95% of our Government Operations segment revenues, respectively. In the years ended December 31, 2023, 2022 and 2021, sales to large utility customers accounted for approximately 77%, 74% and 75% of our Commercial Operations segment revenues, respectively.
NOTE 16 – QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023 Quarter Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
	(In thousands, except per share amounts)
Revenues	$568,360	$612,445	$589,989	$725,515
Operating income (1)	$87,842	$86,666	$85,358	$123,193
Equity in income of investees	$13,645	$12,568	$12,649	$11,945
Net Income Attributable to BWX Technologies, Inc.	$61,092	$58,597	$60,273	$65,887
Earnings per common share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.67	$0.64	$0.66	$0.72
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.67	$0.64	$0.66	$0.72
(1)Includes equity in income of investees.

	Year Ended December 31, 2022 Quarter Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
	(In thousands, except per share amounts)
Revenues	$530,738	$554,208	$523,711	$624,177
Operating income (1)	$71,573	$95,237	$79,878	$101,883
Equity in income of investees	$8,779	$11,319	$14,783	$11,092
Net Income Attributable to BWX Technologies, Inc.	$59,010	$74,613	$61,603	$42,965
Earnings per common share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.64	$0.82	$0.67	$0.47
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.64	$0.82	$0.67	$0.47
(1)Includes equity in income of investees.
In the quarter ended December 31, 2023, we recognized favorable contract adjustments totaling $27.9 million as a result of the successful negotiation of change orders related to cost growth that was driven by out-of-scope changes associated with the manufacture of non-nuclear components. In the quarter ended September 30, 2023, we recognized $22.5 million of favorable contract adjustments related to a nuclear operations contract. In the quarter ended June 30, 2022, we recognized an unfavorable contract adjustment of $11.3 million related to the manufacture of non-nuclear components.
We immediately recognize actuarial gains (losses) for our pension and postretirement benefit plans in earnings as a component of net periodic benefit cost. Recorded in the quarters ended December 31, 2023 and 2022, the effects of these adjustments on pre-tax income were $(30.8) million and $(46.6) million, respectively.
NOTE 17 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except shares and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$245,849	$238,191	$305,871
Weighted-average common shares	91,619,156	91,447,088	94,278,894
Basic earnings per common share	$2.68	$2.60	$3.24
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$245,849	$238,191	$305,871
Weighted-average common shares (basic)	91,619,156	91,447,088	94,278,894
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	255,381	255,023	239,528
Adjusted weighted-average common shares	91,874,537	91,702,111	94,518,422
Diluted earnings per common share	$2.68	$2.60	$3.24
(1)At December 31, 2023, 2022 and 2021, we excluded 6,089, 10,419 and 0 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. It should be noted that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2023. Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2023, and their report is included in this Item 9A.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of BWX Technologies, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BWX Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.
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
/S/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 27, 2024

Item 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the year ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors" and "Named Executive Profiles" in the Proxy Statement for our 2024 Annual Meeting of Stockholders. The information required by this item with respect to our Code of Business Conduct and delinquent Section 16(a) reports, if any, is incorporated by reference to the material appearing under the headings "Code of Business Conduct" and "Delinquent Section 16(a) Reports" (if applicable) in the Proxy Statement for our 2024 Annual Meeting of Stockholders. The information required by this item with respect to the audit committee financial experts is incorporated by reference to the material under the heading "Corporate Governance – Board Meetings and Committees" in the Proxy Statement for our 2024 Annual Meeting of Stockholders.
Item 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the material appearing under the headings "Compensation Discussion and Analysis," "Compensation of Directors," "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation" section under the heading "Corporate Governance – Board Meetings and Committees," and "Compensation Committee Report" in the Proxy Statement for our 2024 Annual Meeting of Stockholders.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the material appearing under the headings "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for our 2024 Annual Meeting of Stockholders.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the headings "Corporate Governance – Director Independence" and "Certain Relationships and Related Transactions" in the Proxy Statement for our 2024 Annual Meeting of Stockholders.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Deloitte & Touche LLP, Charlotte, NC, PCAOB ID: 34.
The information required by this item is incorporated by reference to the material appearing under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2024" in the Proxy Statement for our 2024 Annual Meeting of Stockholders.

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report or incorporated by reference:
1.CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements for the Years Ended December 31, 2023, 2022 and 2021
2.CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
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

3.2	Amended and Restated Bylaws, effective August 2, 2023 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 1-34658)).

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

10.11*
2010 Long-Term Incentive Plan of the Company as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.12*	BWX Technologies, Inc. 2020 Omnibus Incentive plan (incorporated by reference to Appendix B to the Company's Proxy Statement, dated March 17, 2020 (File No. 1-34658)).

10.13*
Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-34658)).

10.14*
Form of 2020 Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 1-34658)).

10.15*
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

10.17*
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

10.19*
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

10.21
Joinder Agreement, dated as of May 24, 2019, between BWXT Advanced Technologies LLC and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 1-34658)).

Exhibit Number	Description

10.22
Joinder Agreement, dated as of February 13, 2020, between Laker Energy Products Ltd. and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-34658)).

10.23
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

10.26*
Transition Agreement, dated November 4, 2021, between David S. Black and the Company (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-34658)).

10.27*
Non-Competition and Non-Solicitation Agreement, dated July 15, 2022, between Joel W. Duling and the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 1-34658)).

10.28*
Transition Agreement, dated August 19, 2022, between Richard W. Loving and the Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 1-34658)).

10.29*
Transition Agreement, dated December 29, 2022, between Thomas E. McCabe and the Company (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-34658)).

10.30*
Form of 2023 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 1-34658)).

10.31*
Form of 2023 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 1-34658)).

10.32*
Form of 2023 Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 1-34658)).

10.33*	First Amendment to the Supplemental Executive Retirement Plan

10.34*	BWXT Excess Retirement Savings Plan (As Amended and Restated Effective January 1, 2024)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

97.1	BWX Technologies, Inc. Clawback Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BWX TECHNOLOGIES, INC.

/s/ Rex D. Geveden
February 27, 2024	By:	Rex D. Geveden
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ Rex D. Geveden	President, Chief Executive Officer and Director
Rex D. Geveden	(Principal Executive Officer)

/s/ Robb A. LeMasters	Senior Vice President and Chief Financial Officer
Robb A. LeMasters	(Principal Financial Officer and Duly Authorized Representative)

/s/ Mike T. Fitzgerald	Vice President, Finance and Chief Accounting Officer
Mike T. Fitzgerald	(Principal Accounting Officer and Duly Authorized Representative)

/s/ Jan A. Bertsch	Independent Board Chair
Jan A. Bertsch

/s/ Gerhard F. Burbach	Director
Gerhard F. Burbach

/s/ James M. Jaska	Director
James M. Jaska

/s/ Kenneth J. Krieg	Director
Kenneth J. Krieg

/s/ Leland D. Melvin	Director
Leland D. Melvin

/s/ Robert L. Nardelli	Director
Robert L. Nardelli

/s/ Barbara A. Niland	Director
Barbara A. Niland

/s/ Nicole W. Piasecki	Director
Nicole W. Piasecki

/s/ John M. Richardson	Director
John M. Richardson
February 27, 2024