Form 10-Q
period 2024-03-31
BWX Technologies, Inc.
filed 2024-05-06
CIK 1486957

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
For the quarterly period ended March 31, 2024.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at May 2, 2024 was 91,408,789.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2024	2023
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$603,966	$568,360
Costs and Expenses:
Cost of operations	455,357	431,130
Research and development costs	1,490	2,204
Losses (gains) on asset disposals and impairments, net	—	(6)
Selling, general and administrative expenses	67,361	60,835
Total Costs and Expenses	524,208	494,163
Equity in Income of Investees	13,203	13,645
Operating Income	92,961	87,842
Other Income (Expense):
Interest income	846	463
Interest expense	(9,595)	(10,819)
Other – net	4,165	2,188
Total Other Income (Expense)	(4,584)	(8,168)
Income before Provision for Income Taxes	88,377	79,674
Provision for Income Taxes	19,843	18,681
Net Income	$68,534	$60,993
Net Loss (Income) Attributable to Noncontrolling Interest	(66)	99
Net Income Attributable to BWX Technologies, Inc.	$68,468	$61,092
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.75	$0.67
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.75	$0.67
Shares used in the computation of earnings per share (Note 8):
Basic	91,555,384	91,503,988
Diluted	91,860,923	91,799,690
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2024	2023
	(Unaudited) (In thousands)
Net Income	$68,534	$60,993
Other Comprehensive Income (Loss):
Currency translation adjustments	(11,308)	1,694
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $132 and $(231), respectively	(385)	677
Reclassification adjustment for gains included in net income, net of tax provision of $21 and $43, respectively	(61)	(123)
Amortization of benefit plan costs, net of tax benefit of $(161) and $(173), respectively	670	657
Unrealized gains (losses) on investments arising during the period, net of tax (provision) benefit of $(8) and $2, respectively	28	(9)
Other Comprehensive Income (Loss)	(11,056)	2,896
Total Comprehensive Income	57,478	63,889
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	(66)	99
Comprehensive Income Attributable to BWX Technologies, Inc.	$57,412	$63,988
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2024	December 31, 2023
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$45,895	$75,766
Restricted cash and cash equivalents	2,892	2,858
Accounts receivable – trade, net	85,024	70,180
Accounts receivable – other	12,842	16,339
Retainages	81,506	55,181
Contracts in progress	550,089	533,155
Other current assets	86,415	64,322
Total Current Assets	864,663	817,801
Property, Plant and Equipment, Net	1,231,473	1,228,520
Investments	10,034	9,496
Goodwill	294,339	297,020
Deferred Income Taxes	14,828	16,332
Investments in Unconsolidated Affiliates	91,008	88,608
Intangible Assets	180,084	185,510
Other Assets	101,581	103,778
TOTAL	$2,788,010	$2,747,065
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2024	December 31, 2023
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current portion of long-term debt	$7,813	$6,250
Accounts payable	147,841	126,651
Accrued employee benefits	40,093	64,544
Accrued liabilities – other	78,717	70,210
Advance billings on contracts	112,361	107,391
Total Current Liabilities	386,825	375,046
Long-Term Debt	1,220,809	1,203,422
Accumulated Postretirement Benefit Obligation	18,022	18,466
Environmental Liabilities	92,221	90,575
Pension Liability	79,557	82,786
Other Liabilities	44,510	43,469
Commitments and Contingencies (Note 4)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 128,272,806 and 128,065,521 shares at March 31, 2024 and December 31, 2023, respectively	1,283	1,281
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	210,991	206,478
Retained earnings	2,140,235	2,093,917
Treasury stock at cost, 36,864,580 and 36,537,695 shares at March 31, 2024 and December 31, 2023, respectively	(1,387,768)	(1,360,862)
Accumulated other comprehensive income (loss)	(18,519)	(7,463)
Stockholders' Equity – BWX Technologies, Inc.	946,222	933,351
Noncontrolling interest	(156)	(50)
Total Stockholders' Equity	946,066	933,301
TOTAL	$2,788,010	$2,747,065
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
	(In thousands, except share and per share amounts)
Balance December 31, 2023	128,065,521	$1,281	$206,478	$2,093,917	$(7,463)	$(1,360,862)	$933,351	$(50)	$933,301
Net income (loss)	—	—	—	68,468	—	—	68,468	66	68,534
Dividends declared ($0.24 per share)	—	—	—	(22,150)	—	—	(22,150)	—	(22,150)
Currency translation adjustments	—	—	—	—	(11,308)	—	(11,308)	—	(11,308)
Derivative financial instruments	—	—	—	—	(446)	—	(446)	—	(446)
Defined benefit obligations	—	—	—	—	670	—	670	—	670
Available-for-sale investments	—	—	—	—	28	—	28	—	28
Exercises of stock options	7,294	—	218	—	—	—	218	—	218
Shares placed in treasury	—	—	—	—	—	(26,906)	(26,906)	—	(26,906)
Stock-based compensation charges	199,991	2	4,295	—	—	—	4,297	—	4,297
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(172)	(172)
Balance March 31, 2024 (unaudited)	128,272,806	$1,283	$210,991	$2,140,235	$(18,519)	$(1,387,768)	$946,222	$(156)	$946,066

Balance December 31, 2022	127,671,756	$1,277	$189,263	$1,932,970	$(21,930)	$(1,353,270)	$748,310	$45	$748,355
Net income	—	—	—	61,092	—	—	61,092	(99)	60,993
Dividends declared ($0.23 per share)	—	—	—	(21,231)	—	—	(21,231)	—	(21,231)
Currency translation adjustments	—	—	—	—	1,694	—	1,694	—	1,694
Derivative financial instruments	—	—	—	—	554	—	554	—	554
Defined benefit obligations	—	—	—	—	657	—	657	—	657
Available-for-sale investments	—	—	—	—	(9)	—	(9)	—	(9)
Exercises of stock options	3,000	2	70	—	—	—	72	—	72
Shares placed in treasury	—	—	—	—	—	(6,903)	(6,903)	—	(6,903)
Stock-based compensation charges	293,961	1	3,892	—	—	—	3,893	—	3,893
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(67)	(67)
Balance March 31, 2023 (unaudited)	127,968,717	$1,280	$193,225	$1,972,831	$(19,034)	$(1,360,173)	$788,129	$(121)	$788,008
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$68,534	$60,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,552	19,020
Income of investees, net of dividends	(2,400)	(5,855)
Recognition of losses for pension and postretirement plans	831	830
Stock-based compensation expense	4,297	3,893
Other, net	129	495
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(15,493)	(4,268)
Accounts payable	32,832	8,135
Retainages	(26,325)	(33,276)
Contracts in progress and advance billings on contracts	(17,174)	(27,471)
Income taxes	17,820	3,096
Accrued and other current liabilities	(2,025)	(9,315)
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(27,687)	(23,097)
Other, net	(20,865)	(6,204)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	33,026	(13,024)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(30,422)	(29,780)
Purchases of securities	—	(1,431)
Sales and maturities of securities	—	1,425
Other, net	99	6
NET CASH USED IN INVESTING ACTIVITIES	(30,323)	(29,780)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	120,700	127,000
Repayments of long-term debt	(102,263)	(48,563)
Repurchases of common stock	(20,000)	—
Dividends paid to common shareholders	(22,396)	(21,667)
Cash paid for shares withheld to satisfy employee taxes	(6,907)	(6,903)
Settlements of forward contracts, net	(1,337)	(535)
Other, net	47	4
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(32,156)	49,336
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(171)	7
TOTAL (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(29,624)	6,539
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,615	40,990
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,991	$47,529
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,461	$8,174
Income taxes (net of refunds)	$2,161	$15,474
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$6,612	$11,824
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the condensed consolidated financial statements of BWX Technologies, Inc. ("BWXT" or the "Company") in U.S. dollars in accordance with the interim reporting requirements of Form 10-Q, Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States ("GAAP"). Certain financial information and disclosures normally included in our financial statements prepared annually in accordance with GAAP have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2023 (our "2023 10-K"). We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation.
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
•Our Commercial Operations segment fabricates commercial nuclear steam generators, nuclear fuel, fuel handling systems, pressure vessels, reactor components, heat exchangers, tooling delivery systems and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level waste, and supplies nuclear-grade materials and precisely machined components for nuclear utility customers. We have supplied the nuclear industry with more than 1,300 large, heavy components worldwide and are the only commercial heavy nuclear component manufacturer in North America. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development, electrical and controls engineering and metallurgy and materials engineering. In addition, this segment offers in-plant inspection, maintenance and modification services for nuclear steam generators, heat exchangers, reactors, fuel handling systems and balance of plant equipment, as well as specialized non-destructive examination and tooling/repair solutions. This segment also manufactures medical radioisotopes, radiopharmaceuticals and medical devices, and partners with life science and pharmaceutical companies developing new drugs.

See Note 7 and Note 2 for financial information about our segments. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and notes included in our 2023 10-K.
Recently Adopted Accounting Standards
There were no accounting standards adopted during the three months ended March 31, 2024 that had a significant impact on our financial position, results of operations, cash flows or disclosures.
Contracts and Revenue Recognition
We generally recognize contract revenues and related costs over time for individual performance obligations based on a cost-to-cost method in accordance with FASB Topic Revenue from Contracts with Customers. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress toward completion as a percentage of the total project. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for uninstalled materials, if such costs do not depict our performance in transferring control of goods or services to the customer. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. We recognize revenue on certain cost plus and time and materials contracts equal to the amount we have the right to invoice the customer when performance obligations are satisfied over time and the invoice amount corresponds directly with the value we are providing the customer. Certain of our contracts recognize revenue at a point in time, and revenue on these contracts is recognized when control transfers to the customer. The majority of our revenue that is recognized at a point in time is related to parts and certain medical radioisotopes and radiopharmaceuticals in our Commercial Operations segment. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.
See Note 2 for a further discussion of revenue recognition.
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
Our effective tax rate for the three months ended March 31, 2024 was 22.5% as compared to 23.4% for the three months ended March 31, 2023. The effective tax rates for the three months ended March 31, 2024 and 2023 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our foreign earnings.
Certain jurisdictions have implemented the Organization for Economic Cooperation and Development's Pillar Two rules regarding a global minimum tax. Effective January 1, 2024, these rules enforce a minimum effective tax rate of 15% calculated on a jurisdictional basis. Considering our current global footprint, we do not anticipate that these new rules will materially impact our provision for income taxes.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At March 31, 2024, we had restricted cash and cash equivalents totaling $6.1 million, $3.2 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $2.9 million of which was held to meet reinsurance reserve requirements of our captive insurer.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$45,895	$75,766
Restricted cash and cash equivalents	2,892	2,858
Restricted cash and cash equivalents included in Other Assets	3,204	2,991
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statements of cash flows	$51,991	$81,615
Inventories
At March 31, 2024 and December 31, 2023, Other current assets included inventories totaling $41.4 million and $27.4 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment, Net
Property, plant and equipment is stated at cost and is set forth below:

	March 31, 2024	December 31, 2023
	(In thousands)
Land	$10,622	$10,627
Buildings	409,031	381,081
Machinery and equipment	1,127,294	1,108,504
Property under construction	542,078	571,758
	2,089,025	2,071,970
Less: Accumulated depreciation	857,552	843,450
Property, Plant and Equipment, Net	$1,231,473	$1,228,520
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Currency translation adjustments	$(2,639)	$8,669
Net unrealized gain on derivative financial instruments	112	558
Unrecognized prior service cost on benefit obligations	(16,247)	(16,917)
Net unrealized gain on available-for-sale investments	255	227
Accumulated other comprehensive loss	$(18,519)	$(7,463)

The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended March 31,
	2024	2023
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)		Line Item Presented
Realized gain (loss) on derivative financial instruments	$(34)	$29	Revenues
	116	137	Cost of operations
	82	166	Total before tax
	(21)	(43)	Provision for Income Taxes
	$61	$123	Net Income
Amortization of prior service cost on benefit obligations	$(831)	$(830)	Other – net
	161	173	Provision for Income Taxes
	$(670)	$(657)	Net Income
Total reclassification for the period	$(609)	$(534)
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At March 31, 2024, we had deferred approximately $0.1 million of net gains on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended March 31, 2024 and 2023, we recognized gains of $9.7 million and $0.7 million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedging instruments.
At March 31, 2024, our derivative financial instruments consisted of FX forward contracts with a total notional value of $460.2 million with maturities extending to December 2025. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.
New Accounting Standards
In November 2023, the FASB issued updates to FASB Topic Segment Reporting to improve disclosures about a public company's reportable segments and address requests from investors to provide additional, more detailed information about a reportable segment’s expenses on an interim and annual basis and provide in interim periods all disclosures currently only required on an annual basis. Additionally, it requires a public entity to disclose the title and position of the Company’s Chief Operating Decision Maker. These updates do not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 31, 2024, with early adoption permitted. This change will apply retrospectively to all periods presented. The adoption of this standard will only require changes to our disclosures with no impact on our results of operations, financial position or cash flows.
In December 2023, the FASB issued updates to FASB Topic Income Taxes to provide disaggregated disclosures with respect to the reconciliation of our effective tax rate, as well as a disaggregation of income taxes paid, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This standard will apply on a prospective basis; however, retrospective application in all prior periods presented is permitted. The adoption of this standard will only require changes to our disclosures with no impact on our results of operations, financial position or cash flows.
NOTE 2 – REVENUE RECOGNITION
As described in Note 1, our operations are assessed based on two reportable segments.
Disaggregated Revenues
Revenues by geographic area and customer type were as follows:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$462,232	$—	$462,232	$431,578	$—	$431,578
Non-Government	21,610	16,795	38,405	23,692	11,278	34,970
	$483,842	$16,795	$500,637	$455,270	$11,278	$466,548
Canada:
Government	$2	$—	$2	$51	$—	$51
Non-Government	17	95,012	95,029	208	93,019	93,227
	$19	$95,012	$95,031	$259	$93,019	$93,278
Other:
Government	$1,026	$—	$1,026	$1,148	$—	$1,148
Non-Government	2,234	5,231	7,465	3,209	4,627	7,836
	$3,260	$5,231	$8,491	$4,357	$4,627	$8,984
Segment Revenues	$487,121	$117,038	604,159	$459,886	$108,924	568,810
Eliminations			(193)			(450)
Revenues			$603,966			$568,360
Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$484,288	$96,855	$581,143	$454,811	$95,952	$550,763
Point-in-time	2,833	20,183	23,016	5,075	12,972	18,047
Segment Revenues	$487,121	$117,038	604,159	$459,886	$108,924	568,810
Eliminations			(193)			(450)
Revenues			$603,966			$568,360

Revenues by contract type were as follows:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$297,251	$5,522	$302,773	$292,159	$4,184	$296,343
Firm-Fixed-Price	94,920	67,205	162,125	94,718	71,552	166,270
Cost-Plus Fee	93,715	—	93,715	72,815	—	72,815
Time-and-Materials	1,235	44,311	45,546	194	33,188	33,382
Segment Revenues	$487,121	$117,038	604,159	$459,886	$108,924	568,810
Eliminations			(193)			(450)
Revenues			$603,966			$568,360
Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. The aggregate impact of changes in estimates decreased our revenue and operating income as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenues (1)	$(693)	$(7,833)
Operating Income (1)	$(1,271)	$(7,833)
(1)During the three months ended March 31, 2024 and 2023, no adjustment to any one contract had a material impact on our consolidated financial statements.
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

	March 31,	December 31,
	2024	2023
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$532,092	$519,931
Retainages	$81,506	$55,181
Advance billings on contracts	$112,361	$107,391
During the three months ended March 31, 2024 and 2023, we recognized $42.8 million and $39.5 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year.

Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. At March 31, 2024, our remaining performance obligations were $3,635.5 million. We expect to recognize approximately 80% of the revenue associated with our remaining performance obligations by the end of 2025, with the remainder to be recognized thereafter.
NOTE 3 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended March 31, 2024 and 2023, these amounts were $2.1 million and $2.0 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended March 31, 2024 and 2023, these amounts were $(3.0) million and $(2.5) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
	(In thousands)
Service cost	$1,997	$1,879	$97	$85
Interest cost	11,630	11,910	505	535
Expected return on plan assets	(15,499)	(15,110)	(487)	(634)
Amortization of prior service cost	820	820	11	10
Net periodic benefit income	$(1,052)	$(501)	$126	$(4)
NOTE 4 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.
NOTE 5 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at March 31, 2024:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$8,215	$—	$8,215	$—	$—
Available-for-sale securities
Corporate bonds	1,819	1,819	—	—	—
Total	$10,034	$1,819	$8,215	$—	$—
The following is a summary of our investments measured at fair value at December 31, 2023:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$7,713	$—	$7,713	$—	$—
Available-for-sale securities
Corporate bonds	1,783	1,783	—	—	—
Total	$9,496	$1,783	$7,713	$—	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At March 31, 2024 and December 31, 2023, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $1.0 million and $(9.9) million, respectively. Derivative assets and liabilities are included in Accounts receivable – other and Accounts payable, respectively, on our condensed consolidated balance sheets.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our 4.125% senior notes due 2028 (the "Senior Notes due 2028") and our 4.125% senior notes due 2029 (the "Senior Notes due 2029"), on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At March 31, 2024 and December 31, 2023, the fair value of the Senior Notes due 2028 was $372.3 million and $367.7 million, respectively, and the fair value of the Senior Notes due 2029 was $367.3 million and $367.0 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at March 31, 2024 and December 31, 2023.
Note receivable. Included in Other Assets is a note receivable related to a third-party loan. We base the fair value of this level 2 note receivable instrument on the present value of future cash flows discounted at market interest rates for financial instruments with similar quality and terms. At March 31, 2024 and December 31, 2023, the carrying value of our note receivable was $7.2 million and $7.4 million, respectively, and approximated its fair value.
NOTE 6 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended March 31, 2024 and 2023 totaled $4.4 million and $3.9 million, respectively, with associated tax benefit totaling $0.7 million and $0.6 million, respectively.

NOTE 7 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on two reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
REVENUES:
Government Operations	$487,121	$459,886
Commercial Operations	117,038	108,924
Eliminations	(193)	(450)
	$603,966	$568,360

OPERATING INCOME:
Government Operations	$85,686	$90,560
Commercial Operations	8,591	1,513
	$94,277	$92,073
Unallocated Corporate (1)	(1,316)	(4,231)
Total Operating Income	$92,961	$87,842
Other Income (Expense)	(4,584)	(8,168)
Income before Provision for Income Taxes	$88,377	$79,674
(1)Unallocated corporate includes general corporate overhead not allocated to segments.
NOTE 8 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$68,468	$61,092
Weighted-average common shares	91,555,384	91,503,988
Basic earnings per common share	$0.75	$0.67
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$68,468	$61,092
Weighted-average common shares (basic)	91,555,384	91,503,988
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	305,539	295,702
Adjusted weighted-average common shares	91,860,923	91,799,690
Diluted earnings per common share	$0.75	$0.67
(1)At March 31, 2024 and 2023, we excluded 156,803 and 248,095 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in Part I of this quarterly report on Form 10-Q ("Report"), as well as the audited consolidated financial statements and the related notes and Item 7 of our annual report on Form 10-K for the year ended December 31, 2023 (our "2023 10-K").
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
We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our Company, industries and business environment. We caution that these statements are not guarantees of future performance and you should not rely unduly on them as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in Item 1A of our 2023 10-K, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
We have discussed many of these factors in more detail elsewhere in this Report. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this Report or in our 2023 10-K could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update or review any forward-looking statement or our description of important factors, whether as a result of new information, future events or otherwise, except as required by applicable laws.
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
Critical Accounting Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 of our 2023 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024.
Contracts & Revenue Recognition
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
As we progress on our contracts and the underlying performance obligations, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. The aggregate impact of changes in estimates decreased our revenue and operating income as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenues (1)	$(693)	$(7,833)
Operating Income (1)	$(1,271)	$(7,833)
(1)During the three months ended March 31, 2024 and 2023, no adjustment to any one contract had a material impact on our consolidated financial statements.

Results of Operations – Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023
Selected financial highlights are presented in the table below:

	Three Months Ended March 31,
	2024	2023	$ Change
	(In thousands)
REVENUES:
Government Operations	$487,121	$459,886	$27,235
Commercial Operations	117,038	108,924	8,114
Eliminations	(193)	(450)	257
	$603,966	$568,360	$35,606
OPERATING INCOME:
Government Operations	$85,686	$90,560	$(4,874)
Commercial Operations	8,591	1,513	7,078
	$94,277	$92,073	$2,204
Unallocated Corporate	(1,316)	(4,231)	2,915
Total Operating Income	$92,961	$87,842	$5,119
Consolidated Results of Operations
Three months ended March 31, 2024 vs. 2023
Consolidated revenues increased 6.3%, or $35.6 million, to $604.0 million in the three months ended March 31, 2024 compared to $568.4 million for the corresponding period of 2023 due to increases in our Government Operations and Commercial Operations segments of $27.2 million and $8.1 million, respectively.
Consolidated operating income increased $5.1 million to $93.0 million in the three months ended March 31, 2024 compared to $87.8 million for the corresponding period of 2023. Operating income in our Commercial Operations segment increased $7.1 million and we also experienced lower Unallocated Corporate expenses of $2.9 million. These increases were partially offset by a decrease in operating income in our Government Operations segment of $4.9 million when compared to the corresponding period in the prior year.
Government Operations

	Three Months Ended March 31,
	2024	2023	$ Change
	(In thousands)
Revenues	$487,121	$459,886	$27,235
Operating Income	$85,686	$90,560	$(4,874)
% of Revenues	17.6%	19.7%
Three months ended March 31, 2024 vs. 2023
Revenues increased $27.2 million, or 5.9%, to $487.1 million in the three months ended March 31, 2024 compared to $459.9 million for the corresponding period of 2023. The increase was primarily driven by continued growth in design and engineering work executed by our advanced technologies business, particularly in the defense market, which resulted in additional revenues of $23.8 million. We also experienced an increase in revenues associated with higher volume in the manufacture of nuclear components for U.S. Government programs, partially offset by the timing of long-lead material procurements when compared to the corresponding period in the prior year.
Operating income decreased $4.9 million to $85.7 million in the three months ended March 31, 2024 compared to $90.6 million for the corresponding period of 2023. The decrease was due to a shift in product line mix which, when compared to the corresponding period of the prior year, offset the operating income impact of the changes in revenues noted above. In addition, we experienced higher levels of selling, general and administrative expenses primarily related to business development which was caused by the timing of bid and proposal activities.

Commercial Operations

	Three Months Ended March 31,
	2024	2023	$ Change
	(In thousands)
Revenues	$117,038	$108,924	$8,114
Operating Income	$8,591	$1,513	$7,078
% of Revenues	7.3%	1.4%
Three months ended March 31, 2024 vs. 2023
Revenues increased 7.4%, or $8.1 million, to $117.0 million in the three months ended March 31, 2024 compared to $108.9 million for the corresponding period of 2023. The increase was primarily related to higher revenues for in-plant inspection, maintenance, modification, and refurbishment services totaling $9.3 million as well as higher volume in our medical radioisotopes and fuel businesses. These increases were partially offset by lower activity in our nuclear fuel handling, nuclear components and parts manufacturing businesses.
Operating income increased $7.1 million to $8.6 million in the three months ended March 31, 2024 compared to $1.5 million for the corresponding period of 2023. The increase was primarily due to higher revenues noted above, a shift in our product mix and a decrease in restructuring related costs of $2.2 million when compared to the corresponding period of the prior year.
Unallocated Corporate
Unallocated corporate expenses decreased $2.9 million in the three months ended March 31, 2024 compared to the corresponding period of 2023 due to a decrease in healthcare costs.
Provision for Income Taxes

	Three Months Ended March 31,
	2024	2023	$ Change
	(In thousands)
Income before Provision for Income Taxes	$88,377	$79,674	$8,703
Provision for Income Taxes	$19,843	$18,681	$1,162
Effective Tax Rate	22.5%	23.4%
We primarily operate in the U.S., Canada and the U.K. and recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21%, our Canadian tax provision based on the Canadian local statutory rate of approximately 25%, and our U.K. tax provision based on the U.K. local statutory rate of 25%.
Our effective tax rate for the three months ended March 31, 2024 was 22.5% as compared to 23.4% for the three months ended March 31, 2023. The effective tax rates for the three months ended March 31, 2024 and 2023 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our foreign earnings.
Certain jurisdictions have implemented the Organization for Economic Cooperation and Development's Pillar Two rules regarding a global minimum tax. Effective January 1, 2024, these rules enforce a minimum effective tax rate of 15% calculated on a jurisdictional basis. Considering our current global footprint, we do not anticipate that these new rules will materially impact our provision for income taxes.
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

	March 31, 2024	December 31, 2023
	(In approximate millions)
Government Operations	$2,909	$3,217
Commercial Operations	727	781
Total Backlog	$3,636	$3,998
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Government Operations segment.
As of March 31, 2024, our ending backlog was $3,635.5 million, which included $416.6 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 80% of the revenue associated with our backlog by the end of 2025, with the remainder to be recognized thereafter.
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
The value of unexercised options excluded from backlog as of March 31, 2024, was approximately $100 million, which is expected to be awarded in 2024, subject to annual Congressional appropriations.
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
The Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted total net leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of March 31, 2024, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Credit Facility bear interest at our option at either (1) the Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Revolving Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Revolving Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our total net leverage ratio. Based on the total net leverage ratio applicable at March 31, 2024, the margin for Term SOFR and base rate loans was 1.25% and 0.25%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.25% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of March 31, 2024, borrowings under the Term Loan totaled $242.2 million, borrowings and letters of credit issued under the Revolving Credit Facility totaled $195.0 million and $1.7 million, respectively, and we had $553.3 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of March 31, 2024, the weighted-average interest rate on outstanding borrowings under the Credit Facility was 6.68%.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of March 31, 2024, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.

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
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of March 31, 2024, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of March 31, 2024, bonds issued and outstanding under these arrangements totaled approximately $114.0 million.
Similarly, we have provided letters of credit to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our Revolving Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit under our bilateral letter of credit facility is at the issuer’s discretion, and our bilateral letter of credit facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our Credit Facility. Although there can be no assurance that we will maintain our bilateral letter of credit facility capacity, we believe our current capacity, together with capacity under our Revolving Credit Facility, is adequate to support our existing requirements for the next 12 months. As of March 31, 2024, letters of credit issued and outstanding under our bilateral letter of credit facility totaled approximately $36.0 million, and such letters of credit are secured by the collateral under our Credit Facility.
Long-term Benefit Obligations
As of March 31, 2024, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $101.7 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $3.9 million for the remainder of 2024 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.

Other
Cash, Cash Equivalents, Restricted Cash and Investments
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Domestic	$52,492	$71,177
Foreign	9,533	19,934
Total	$62,025	$91,111

Our working capital increased by $35.1 million to $477.8 million at March 31, 2024 from $442.8 million at December 31, 2023, primarily attributable to changes in contracts in progress and retainages due to the timing of project cash flows and a decrease in current liabilities associated with the payment of accrued incentives which were partially offset by the timing of accounts payable.
Our net cash provided by operating activities increased by $46.1 million to $33.0 million in the three months ended March 31, 2024, compared to cash used in operating activities of $13.0 million in the three months ended March 31, 2023. The increase in cash provided by operating activities was primarily attributable to the timing of project cash flows.
Our net cash used in investing activities increased by $0.5 million to $30.3 million in the three months ended March 31, 2024, compared to $29.8 million in the three months ended March 31, 2023 as a result of an increase in purchases of property, plant and equipment.
Our net cash used in financing activities increased by $81.5 million to $32.2 million in the three months ended March 31, 2024, compared to cash provided by financing activities of $49.3 million in the three months ended March 31, 2023. The increase in cash used in financing activities was primarily attributable to a reduction in net borrowings of long-term debt of $60.0 million as well as an increase in repurchases of common stock of $20.0 million when compared to the corresponding period of the prior year.
At March 31, 2024, we had restricted cash and cash equivalents totaling $6.1 million, $3.2 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $2.9 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At March 31, 2024, we had long-term investments with a fair value of $10.0 million. Our investment portfolio consists primarily of corporate bonds and mutual funds. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
Cash Requirements
Our cash requirements have not changed materially from those disclosed in Item 7 of our 2023 10-K. We believe we have sufficient cash and cash equivalents and borrowing capacity, along with cash generated from operations and continued access to capital markets, to satisfy our cash requirements for the next 12 months and beyond.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risks have not changed materially from those disclosed in Item 7A of our 2023 10-K.
Item 4.    CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
For information regarding ongoing investigations and litigation, see Note 4 to our unaudited condensed consolidated financial statements in Part I of this Report, which we incorporate by reference into this Item.
Item 1A.    RISK FACTORS
In addition to the other information in this Report, the other factors presented in Item 1A of our 2023 10-K are some of the factors that could materially affect our business, financial condition or future results. There have been no material changes to our risk factors from those disclosed in our 2023 10-K.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended March 31, 2024. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2024 - January 31, 2024	183,472	$78.85	182,509	$383.2
February 1, 2024 - February 29, 2024	143,413	$86.74	66,933	$377.6
March 1, 2024 - March 31, 2024	—	$—	—	$377.6
Total	326,885	$82.31	249,442
(1)Includes 963, 76,480 and 0 shares repurchased during January, February and March, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)On April 30, 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $500 million with no expiration date.
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    EXHIBITS

Exhibit Number	Description
3.1
Certificate of Amendment to Restated Certificate of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2019 (File No. 1-34658)).

3.2	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2019 (File No. 1-34658)).

3.3	Amended and Restated Bylaws, effective August 2, 2023 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 1-34658)).

10.1	Form of Stock Option Grant for Employees

10.2	Form of Performance Restricted Stock Unit Grant for Employees

10.3	Form of Restricted Stock Unit Grant for Employees

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

May 6, 2024