Form 10-Q
period 2024-06-30
BWX Technologies, Inc.
filed 2024-08-05
CIK 1486957

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
For the quarterly period ended June 30, 2024.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at August 1, 2024 was 91,420,040.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$681,465	$612,445	$1,285,431	$1,180,805
Costs and Expenses:
Cost of operations	513,196	471,324	968,553	902,454
Research and development costs	1,271	2,595	2,761	4,799
Gains on asset disposals and impairments, net	(4)	(9)	(4)	(15)
Selling, general and administrative expenses	79,780	64,437	147,141	125,272
Total Costs and Expenses	594,243	538,347	1,118,451	1,032,510
Equity in Income of Investees	11,584	12,568	24,787	26,213
Operating Income	98,806	86,666	191,767	174,508
Other Income (Expense):
Interest income	540	517	1,386	980
Interest expense	(10,688)	(12,206)	(20,283)	(23,025)
Other – net	2,971	2,962	7,136	5,150
Total Other Income (Expense)	(7,177)	(8,727)	(11,761)	(16,895)
Income before Provision for Income Taxes	91,629	77,939	180,006	157,613
Provision for Income Taxes	18,584	19,274	38,427	37,955
Net Income	$73,045	$58,665	$141,579	$119,658
Net Loss (Income) Attributable to Noncontrolling Interest	(73)	(68)	(139)	31
Net Income Attributable to BWX Technologies, Inc.	$72,972	$58,597	$141,440	$119,689
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.80	$0.64	$1.54	$1.31
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.79	$0.64	$1.54	$1.30
Shares used in the computation of earnings per share (Note 8):
Basic	91,564,263	91,626,846	91,559,824	91,565,417
Diluted	91,801,539	91,805,179	91,831,232	91,802,435
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited) (In thousands)
Net Income	$73,045	$58,665	$141,579	$119,658
Other Comprehensive Income (Loss):
Currency translation adjustments	(5,170)	10,923	(16,478)	12,617
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $38, $22, $170 and $(209), respectively	(91)	(63)	(476)	614
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $(17), $89, $4 and $132, respectively	49	(270)	(12)	(393)
Amortization of benefit plan costs, net of tax benefit of $(163), $(153), $(324) and $(326), respectively	669	677	1,339	1,334
Unrealized gains arising during the period, net of tax provision of $(4), $(13), $(12) and $(11), respectively	18	47	46	38
Other Comprehensive Income (Loss)	(4,525)	11,314	(15,581)	14,210
Total Comprehensive Income	68,520	69,979	125,998	133,868
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	(73)	(68)	(139)	31
Comprehensive Income Attributable to BWX Technologies, Inc.	$68,447	$69,911	$125,859	$133,899
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2024	December 31, 2023
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$48,341	$75,766
Restricted cash and cash equivalents	2,927	2,858
Accounts receivable – trade, net	89,374	70,180
Accounts receivable – other	17,448	16,339
Retainages	54,594	55,181
Contracts in progress	622,062	533,155
Other current assets	75,097	64,322
Total Current Assets	909,843	817,801
Property, Plant and Equipment, Net	1,241,538	1,228,520
Investments	10,237	9,496
Goodwill	293,156	297,020
Deferred Income Taxes	13,115	16,332
Investments in Unconsolidated Affiliates	91,909	88,608
Intangible Assets	176,147	185,510
Other Assets	104,688	103,778
TOTAL	$2,840,633	$2,747,065
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2024	December 31, 2023
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current portion of long-term debt	$9,375	$6,250
Accounts payable	164,306	126,651
Accrued employee benefits	47,056	64,544
Accrued liabilities – other	62,644	70,210
Advance billings on contracts	125,199	107,391
Total Current Liabilities	408,580	375,046
Long-Term Debt	1,203,196	1,203,422
Accumulated Postretirement Benefit Obligation	17,809	18,466
Environmental Liabilities	90,884	90,575
Pension Liability	76,784	82,786
Other Liabilities	45,129	43,469
Commitments and Contingencies (Note 4)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 128,282,125 and 128,065,521 shares at June 30, 2024 and December 31, 2023, respectively	1,283	1,281
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	216,973	206,478
Retained earnings	2,191,079	2,093,917
Treasury stock at cost, 36,864,491 and 36,537,695 shares at June 30, 2024 and December 31, 2023, respectively	(1,387,803)	(1,360,862)
Accumulated other comprehensive income (loss)	(23,044)	(7,463)
Stockholders' Equity – BWX Technologies, Inc.	998,488	933,351
Noncontrolling interest	(237)	(50)
Total Stockholders' Equity	998,251	933,301
TOTAL	$2,840,633	$2,747,065
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
	(In thousands, except share and per share amounts)
Balance December 31, 2023	128,065,521	$1,281	$206,478	$2,093,917	$(7,463)	$(1,360,862)	$933,351	$(50)	$933,301
Net income	—	—	—	68,468	—	—	68,468	66	68,534
Dividends declared ($0.24 per share)	—	—	—	(22,150)	—	—	(22,150)	—	(22,150)
Currency translation adjustments	—	—	—	—	(11,308)	—	(11,308)	—	(11,308)
Derivative financial instruments	—	—	—	—	(446)	—	(446)	—	(446)
Defined benefit obligations	—	—	—	—	670	—	670	—	670
Available-for-sale investments	—	—	—	—	28	—	28	—	28
Exercises of stock options	7,294	—	218	—	—	—	218	—	218
Shares placed in treasury	—	—	—	—	—	(26,906)	(26,906)	—	(26,906)
Stock-based compensation charges	199,991	2	4,295	—	—	—	4,297	—	4,297
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(172)	(172)
Balance March 31, 2024 (unaudited)	128,272,806	$1,283	$210,991	$2,140,235	$(18,519)	$(1,387,768)	$946,222	$(156)	$946,066
Net income	—	—	—	72,972	—	—	72,972	73	73,045
Dividends declared ($0.24 per share)	—	—	—	(22,128)	—	—	(22,128)	—	(22,128)
Currency translation adjustments	—	—	—	—	(5,170)	—	(5,170)	—	(5,170)
Derivative financial instruments	—	—	—	—	(42)	—	(42)	—	(42)
Defined benefit obligations	—	—	—	—	669	—	669	—	669
Available-for-sale investments	—	—	—	—	18	—	18	—	18
Exercises of stock options	—	—	—	—	—	—	—	—	—
Shares placed in treasury	—	—	—	—	—	(35)	(35)	—	(35)
Stock-based compensation charges	9,319	—	5,982	—	—	—	5,982	—	5,982
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(154)	(154)
Balance June 30, 2024 (unaudited)	128,282,125	$1,283	$216,973	$2,191,079	$(23,044)	$(1,387,803)	$998,488	$(237)	$998,251

Balance December 31, 2022	127,671,756	$1,277	$189,263	$1,932,970	$(21,930)	$(1,353,270)	$748,310	$45	$748,355
Net income (loss)	—	—	—	61,092	—	—	61,092	(99)	60,993
Dividends declared ($0.23 per share)	—	—	—	(21,231)	—	—	(21,231)	—	(21,231)
Currency translation adjustments	—	—	—	—	1,694	—	1,694	—	1,694
Derivative financial instruments	—	—	—	—	554	—	554	—	554
Defined benefit obligations	—	—	—	—	657	—	657	—	657
Available-for-sale investments	—	—	—	—	(9)	—	(9)	—	(9)
Exercises of stock options	3,000	2	70	—	—	—	72	—	72
Shares placed in treasury	—	—	—	—	—	(6,903)	(6,903)	—	(6,903)
Stock-based compensation charges	293,961	1	3,892	—	—	—	3,893	—	3,893
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(67)	(67)
Balance March 31, 2023 (unaudited)	127,968,717	$1,280	$193,225	$1,972,831	$(19,034)	$(1,360,173)	$788,129	$(121)	$788,008
Net income	—	—	—	58,597	—	—	58,597	68	58,665
Dividends declared ($0.23 per share)	—	—	—	(21,216)	—	—	(21,216)	—	(21,216)
Currency translation adjustments	—	—	—	—	10,923	—	10,923	—	10,923
Derivative financial instruments	—	—	—	—	(333)	—	(333)	—	(333)
Defined benefit obligations	—	—	—	—	677	—	677	—	677
Available-for-sale investments	—	—	—	—	47	—	47	—	47
Exercises of stock options	4,417	—	105	—	—	—	105	—	105
Shares placed in treasury	—	—	—	—	—	(46)	(46)	—	(46)
Stock-based compensation charges	12,967	—	4,776	—	—	—	4,776	—	4,776
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(78)	(78)
Balance June 30, 2023 (unaudited)	127,986,101	$1,280	$198,106	$2,010,212	$(7,720)	$(1,360,219)	$841,659	$(131)	$841,528
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$141,579	$119,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,160	38,404
Income of investees, net of dividends	(3,301)	(4,113)
Recognition of losses for pension and postretirement plans	1,663	1,660
Stock-based compensation expense	10,279	8,669
Other, net	(32)	131
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(20,319)	(4,936)
Accounts payable	47,018	7,071
Retainages	587	(5,808)
Contracts in progress and advance billings on contracts	(78,722)	(47,278)
Income taxes	(6,741)	(10,830)
Accrued and other current liabilities	(328)	(13,158)
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(23,625)	(17,865)
Other, net	(11,298)	(4,016)
NET CASH PROVIDED BY OPERATING ACTIVITIES	98,920	67,589
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(60,827)	(69,582)
Purchases of securities	—	(2,343)
Sales and maturities of securities	—	5,996
Other, net	203	15
NET CASH USED IN INVESTING ACTIVITIES	(60,624)	(65,914)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	241,400	210,900
Repayments of long-term debt	(239,525)	(164,025)
Repurchases of common stock	(20,000)	—
Dividends paid to common shareholders	(44,373)	(42,735)
Cash paid for shares withheld to satisfy employee taxes	(6,941)	(6,948)
Settlements of forward contracts, net	4,543	(520)
Other, net	(108)	46
NET CASH USED IN FINANCING ACTIVITIES	(65,004)	(3,282)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(308)	196
TOTAL DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(27,016)	(1,411)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,615	40,990
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,599	$39,579
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$32,181	$34,602
Income taxes (net of refunds)	$45,382	$48,315
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$9,273	$10,694
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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

See Note 7 and Note 2 for financial information about our segments. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and notes included in our 2023 10-K.
Recently Adopted Accounting Standards
There were no accounting standards adopted during the six months ended June 30, 2024 that had a significant impact on our financial position, results of operations, cash flows or disclosures.
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
Our effective tax rate for the three months ended June 30, 2024 was 20.3% as compared to 24.7% for the three months ended June 30, 2023. Our effective tax rate for the six months ended June 30, 2024 was 21.3% as compared to 24.1% for the six months ended June 30, 2023. The effective tax rates for the three and six months ended June 30, 2024 approximated the U.S. corporate federal income tax rate of 21% due to the revaluation of our Canadian net deferred tax liabilities which was required by the temporary reduction of the Canadian federal tax rate for qualifying nuclear manufacturers for tax years beginning on or after January 1, 2024. The effective tax rates for the three and six months ended June 30, 2023 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our foreign earnings.
Certain jurisdictions have implemented the Organization for Economic Cooperation and Development’s Pillar Two rules regarding a global minimum tax. Effective January 1, 2024, these rules enforce a minimum effective tax rate of 15%, calculated on a jurisdictional basis. Considering our current global footprint, we do not anticipate that these new rules will materially impact our provision for income taxes.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At June 30, 2024, we had restricted cash and cash equivalents totaling $6.3 million, $3.3 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $2.9 million of which was held to meet reinsurance reserve requirements of our captive insurer.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$48,341	$75,766
Restricted cash and cash equivalents	2,927	2,858
Restricted cash and cash equivalents included in Other Assets	3,331	2,991
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statements of cash flows	$54,599	$81,615
Inventories
At June 30, 2024 and December 31, 2023, Other current assets included inventories totaling $32.3 million and $27.4 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment, Net
Property, plant and equipment is stated at cost and is set forth below:

	June 30, 2024	December 31, 2023
	(In thousands)
Land	$10,620	$10,627
Buildings	409,320	381,081
Machinery and equipment	1,145,636	1,108,504
Property under construction	548,760	571,758
	2,114,336	2,071,970
Less: Accumulated depreciation	872,798	843,450
Property, Plant and Equipment, Net	$1,241,538	$1,228,520
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Currency translation adjustments	$(7,809)	$8,669
Net unrealized gain on derivative financial instruments	70	558
Unrecognized prior service cost on benefit obligations	(15,578)	(16,917)
Net unrealized gain on available-for-sale investments	273	227
Accumulated other comprehensive loss	$(23,044)	$(7,463)

The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$125	$98	$91	$127	Revenues
	(191)	261	(75)	398	Cost of operations
	(66)	359	16	525	Total before tax
	17	(89)	(4)	(132)	Provision for Income Taxes
	$(49)	$270	$12	$393	Net Income
Amortization of prior service cost on benefit obligations	$(832)	$(830)	$(1,663)	$(1,660)	Other – net
	163	153	324	326	Provision for Income Taxes
	$(669)	$(677)	$(1,339)	$(1,334)	Net Income
Total reclassification for the period	$(718)	$(407)	$(1,327)	$(941)
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At June 30, 2024, we had deferred approximately $0.1 million of net gains on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended June 30, 2024 and 2023, we recognized (gains) losses of $(5.1) million and $9.6 million, respectively, and for the six months ended June 30, 2024 and 2023, we recognized (gains) losses of $(14.8) million and $8.9 million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedging instruments.
At June 30, 2024, our derivative financial instruments consisted of FX forward contracts with a total notional value of $478.6 million with maturities extending to July 2026. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.
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

NOTE 2 – REVENUE RECOGNITION
As described in Note 1, our operations are assessed based on two reportable segments.
Disaggregated Revenues
Revenues by geographic area and customer type were as follows:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$511,498	$—	$511,498	$459,334	$—	$459,334
Non-Government	22,217	16,063	38,280	28,081	14,918	42,999
	$533,715	$16,063	$549,778	$487,415	$14,918	$502,333
Canada:
Government	$23	$—	$23	$37	$—	$37
Non-Government	151	120,516	120,667	385	100,093	100,478
	$174	$120,516	$120,690	$422	$100,093	$100,515
Other:
Government	$637	$—	$637	$1,155	$—	$1,155
Non-Government	6,320	4,912	11,232	2,975	5,909	8,884
	$6,957	$4,912	$11,869	$4,130	$5,909	$10,039
Segment Revenues	$540,846	$141,491	682,337	$491,967	$120,920	612,887
Eliminations			(872)			(442)
Revenues			$681,465			$612,445

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$973,730	$—	$973,730	$890,912	$—	$890,912
Non-Government	43,827	32,858	76,685	51,773	26,196	77,969
	$1,017,557	$32,858	$1,050,415	$942,685	$26,196	$968,881
Canada:
Government	$25	$—	$25	$88	$—	$88
Non-Government	168	215,528	215,696	593	193,112	193,705
	$193	$215,528	$215,721	$681	$193,112	$193,793
Other:
Government	$1,663	$—	$1,663	$2,303	$—	$2,303
Non-Government	8,554	10,143	18,697	6,184	10,536	16,720
	$10,217	$10,143	$20,360	$8,487	$10,536	$19,023
Segment Revenues	$1,027,967	$258,529	1,286,496	$951,853	$229,844	1,181,697
Eliminations			(1,065)			(892)
Revenues			$1,285,431			$1,180,805

Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$537,906	$112,125	$650,031	$486,730	$94,764	$581,494
Point-in-time	2,940	29,366	32,306	5,237	26,156	31,393
Segment Revenues	$540,846	$141,491	682,337	$491,967	$120,920	612,887
Eliminations			(872)			(442)
Revenues			$681,465			$612,445

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$1,022,194	$208,980	$1,231,174	$941,541	$190,716	$1,132,257
Point-in-time	5,773	49,549	55,322	10,312	39,128	49,440
Segment Revenues	$1,027,967	$258,529	1,286,496	$951,853	$229,844	1,181,697
Eliminations			(1,065)			(892)
Revenues			$1,285,431			$1,180,805
Revenues by contract type were as follows:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$357,737	$5,420	$363,157	$327,270	$2,604	$329,874
Firm-Fixed-Price	81,026	68,507	149,533	77,323	77,570	154,893
Cost-Plus Fee	102,083	—	102,083	86,410	—	86,410
Time-and-Materials	—	67,564	67,564	964	40,746	41,710
Segment Revenues	$540,846	$141,491	682,337	$491,967	$120,920	612,887
Eliminations			(872)			(442)
Revenues			$681,465			$612,445

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$654,988	$10,942	$665,930	$619,429	$6,788	$626,217
Firm-Fixed-Price	175,946	135,712	311,658	172,041	149,122	321,163
Cost-Plus Fee	195,798	—	195,798	159,225	—	159,225
Time-and-Materials	1,235	111,875	113,110	1,158	73,934	75,092
Segment Revenues	$1,027,967	$258,529	1,286,496	$951,853	$229,844	1,181,697
Eliminations			(1,065)			(892)
Revenues			$1,285,431			$1,180,805
Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. The aggregate impact of changes in estimates decreased our revenues and operating income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Revenues (1)	$(2,098)	$(5,209)	$(2,791)	$(13,042)
Operating Income (1)	$(2,079)	$(5,209)	$(3,350)	$(13,042)
(1)During the three and six months ended June 30, 2024 and 2023, no adjustment to any one contract had a material impact on our consolidated financial statements.
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

	June 30,	December 31,
	2024	2023
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$604,361	$519,931
Retainages	$54,594	$55,181
Advance billings on contracts	$125,199	$107,391
During the three months ended June 30, 2024 and 2023, we recognized $43.6 million and $29.7 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year. During the six months ended June 30, 2024 and 2023, we recognized $86.4 million and $69.2 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. At June 30, 2024, our remaining performance obligations were $3,534.2 million. We expect to recognize approximately 68% of the revenue associated with our remaining performance obligations by the end of 2025, with the remainder to be recognized thereafter.
NOTE 3 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended June 30, 2024 and 2023, these amounts were $1.9 million and $2.0 million, respectively. For the six months ended June 30, 2024 and 2023, these amounts were $4.0 million and $3.9 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended June 30, 2024 and 2023, these amounts were $(2.7) million and $(2.4)

million, respectively. For the six months ended June 30, 2024 and 2023, these amounts were $(5.7) million and $(4.9) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	(In thousands)
Service cost	$1,768	$1,879	$3,765	$3,758	$96	$84	$193	$169
Interest cost	11,133	11,949	22,763	23,859	503	534	1,008	1,069
Expected return on plan assets	(14,654)	(15,109)	(30,153)	(30,219)	(487)	(635)	(974)	(1,269)
Amortization of prior service cost	820	820	1,640	1,640	12	10	23	20
Net periodic benefit income	$(933)	$(461)	$(1,985)	$(962)	$124	$(7)	$250	$(11)
NOTE 4 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.
NOTE 5 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at June 30, 2024:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$8,395	$—	$8,395	$—	$—
Available-for-sale securities
Corporate bonds	1,842	1,842	—	—	—
Total	$10,237	$1,842	$8,395	$—	$—
The following is a summary of our investments measured at fair value at December 31, 2023:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$7,713	$—	$7,713	$—	$—
Available-for-sale securities
Corporate bonds	1,783	1,783	—	—	—
Total	$9,496	$1,783	$7,713	$—	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At June 30, 2024 and December 31, 2023, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $0.0 million and $(9.9) million, respectively. Derivative assets and liabilities are included in Accounts receivable – other and Accounts payable, respectively, on our condensed consolidated balance sheets.

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
Long-term and short-term debt. We base the fair values of debt instruments, including our 4.125% senior notes due 2028 (the "Senior Notes due 2028") and our 4.125% senior notes due 2029 (the "Senior Notes due 2029"), on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At June 30, 2024 and December 31, 2023, the fair value of the Senior Notes due 2028 was $371.6 million and $367.7 million, respectively, and the fair value of the Senior Notes due 2029 was $367.5 million and $367.0 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at June 30, 2024 and December 31, 2023.
Note receivable. Included in Other Assets is a note receivable related to a third-party loan. We base the fair value of this level 2 note receivable instrument on the present value of future cash flows discounted at market interest rates for financial instruments with similar quality and terms. At June 30, 2024 and December 31, 2023, the carrying value of our note receivable was $6.9 million and $7.4 million, respectively, and approximated its fair value.
NOTE 6 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended June 30, 2024 and 2023 totaled $6.0 million and $4.9 million, respectively, with associated tax benefit totaling $1.1 million and $0.9 million, respectively. Stock-based compensation recognized for all of our plans for the six months ended June 30, 2024 and 2023 totaled $10.4 million and $8.8 million, respectively, with associated tax benefit totaling $1.8 million and $1.5 million, respectively.
NOTE 7 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on two reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
REVENUES:
Government Operations	$540,846	$491,967	$1,027,967	$951,853
Commercial Operations	141,491	120,920	258,529	229,844
Eliminations	(872)	(442)	(1,065)	(892)
	$681,465	$612,445	$1,285,431	$1,180,805

OPERATING INCOME:
Government Operations	$92,520	$82,208	$178,206	$172,768
Commercial Operations	16,628	11,017	25,219	12,530
	$109,148	$93,225	$203,425	$185,298
Unallocated Corporate (1)	(10,342)	(6,559)	(11,658)	(10,790)
Total Operating Income	$98,806	$86,666	$191,767	$174,508
Other Income (Expense)	(7,177)	(8,727)	(11,761)	(16,895)
Income before Provision for Income Taxes	$91,629	$77,939	$180,006	$157,613
(1)Unallocated corporate includes general corporate overhead not allocated to segments.

NOTE 8 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$72,972	$58,597	$141,440	$119,689
Weighted-average common shares	91,564,263	91,626,846	91,559,824	91,565,417
Basic earnings per common share	$0.80	$0.64	$1.54	$1.31
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$72,972	$58,597	$141,440	$119,689
Weighted-average common shares (basic)	91,564,263	91,626,846	91,559,824	91,565,417
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	237,276	178,333	271,408	237,018
Adjusted weighted-average common shares	91,801,539	91,805,179	91,831,232	91,802,435
Diluted earnings per common share	$0.79	$0.64	$1.54	$1.30
(1)At June 30, 2024 and 2023, we excluded 140,335 and 160,426 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

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
Critical Accounting Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 of our 2023 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2024.
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
As we progress on our contracts and the underlying performance obligations, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. The aggregate impact of changes in estimates decreased our revenues and operating income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Revenues (1)	$(2,098)	$(5,209)	$(2,791)	$(13,042)
Operating Income (1)	$(2,079)	$(5,209)	$(3,350)	$(13,042)
(1)During the three and six months ended June 30, 2024 and 2023, no adjustment to any one contract had a material impact on our consolidated financial statements.

Results of Operations – Three and Six Months Ended June 30, 2024 vs. Three and Six Months Ended June 30, 2023
Selected financial highlights are presented in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
	(In thousands)
REVENUES:
Government Operations	$540,846	$491,967	$48,879	$1,027,967	$951,853	$76,114
Commercial Operations	141,491	120,920	20,571	258,529	229,844	28,685
Eliminations	(872)	(442)	(430)	(1,065)	(892)	(173)
	$681,465	$612,445	$69,020	$1,285,431	$1,180,805	$104,626
OPERATING INCOME:
Government Operations	$92,520	$82,208	$10,312	$178,206	$172,768	$5,438
Commercial Operations	16,628	11,017	5,611	25,219	12,530	12,689
	$109,148	$93,225	$15,923	$203,425	$185,298	$18,127
Unallocated Corporate	(10,342)	(6,559)	(3,783)	(11,658)	(10,790)	(868)
Total Operating Income	$98,806	$86,666	$12,140	$191,767	$174,508	$17,259
Consolidated Results of Operations
Three months ended June 30, 2024 vs. 2023
Consolidated revenues increased 11.3%, or $69.0 million, to $681.5 million in the three months ended June 30, 2024 compared to $612.4 million for the corresponding period of 2023 due to increases in our Government Operations and Commercial Operations segments of $48.9 million and $20.6 million, respectively.
Consolidated operating income increased $12.1 million to $98.8 million in the three months ended June 30, 2024 compared to $86.7 million for the corresponding period of 2023. Operating income in our Government Operations and Commercial Operations segments increased $10.3 million and $5.6 million, respectively. These increases were partially offset by an increase in Unallocated Corporate expenses of $3.8 million when compared to the corresponding period in the prior year.
Six months ended June 30, 2024 vs. 2023
Consolidated revenues increased 8.9%, or $104.6 million, to $1,285.4 million in the six months ended June 30, 2024 compared to $1,180.8 million for the corresponding period of 2023, due to increases in our Government Operations and Commercial Operations segments of $76.1 million and $28.7 million, respectively.
Consolidated operating income increased $17.3 million to $191.8 million in the six months ended June 30, 2024 compared to $174.5 million for the corresponding period of 2023. Operating income in our Government Operations and Commercial Operations segments increased $5.4 million and $12.7 million, respectively. These increases were partially offset by an increase in Unallocated Corporate expenses of $0.9 million when compared to the corresponding period in the prior year.
Government Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
	(In thousands)
Revenues	$540,846	$491,967	$48,879	$1,027,967	$951,853	$76,114
Operating Income	$92,520	$82,208	$10,312	$178,206	$172,768	$5,438
% of Revenues	17.1%	16.7%		17.3%	18.2%
Three months ended June 30, 2024 vs. 2023
Revenues increased $48.9 million, or 9.9%, to $540.8 million in the three months ended June 30, 2024 compared to $492.0 million for the corresponding period of 2023. The increase was primarily driven by higher volume in the manufacture of nuclear components for U.S. Government programs when compared to the corresponding period in the prior year. Continued growth in design and engineering work executed by our advanced technologies business, particularly in the defense market, resulted in an additional increase in revenues of $15.2 million.
Operating income increased $10.3 million to $92.5 million in the three months ended June 30, 2024 compared to $82.2 million for the corresponding period of 2023, primarily driven by the operating income impact of the changes in revenues noted above. This was partially offset by investments in new digital and transformation related initiatives that caused an increase in selling, general and administrative expenses when compared to the corresponding period of the prior year.
Six months ended June 30, 2024 vs. 2023
Revenues increased $76.1 million, or 8.0%, to $1,028.0 million in the six months ended June 30, 2024 compared to $951.9 million for the corresponding period of 2023. The increase was primarily driven by higher volume in the manufacture of nuclear components for U.S. Government programs, partially offset by the timing of long-lead material procurements when compared to the corresponding period in the prior year. Continued growth in design and engineering work executed by our advanced technologies business, particularly in the defense market, resulted in additional revenues of $38.3 million.
Operating income increased $5.4 million to $178.2 million in the six months ended June 30, 2024 compared to $172.8 million for the corresponding period of 2023, primarily driven by the operating income impact of the changes in revenues noted above. This was partially offset by investments in new digital and transformation related initiatives that caused an increase in selling, general and administrative expenses when compared to the corresponding period of the prior year.
Commercial Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
	(In thousands)
Revenues	$141,491	$120,920	$20,571	$258,529	$229,844	$28,685
Operating Income	$16,628	$11,017	$5,611	$25,219	$12,530	$12,689
% of Revenues	11.8%	9.1%		9.8%	5.5%
Three months ended June 30, 2024 vs. 2023
Revenues increased 17.0%, or $20.6 million, to $141.5 million in the three months ended June 30, 2024 compared to $120.9 million for the corresponding period of 2023. The increase was primarily related to higher revenues for in-plant inspection, maintenance and modification services and higher activity in our nuclear components business totaling $8.4 million and $4.4 million, respectively. We also experienced higher volume in our fuel handling, fuel fabrication and medical radioisotope businesses when compared to the same period in the prior year.
Operating income increased $5.6 million to $16.6 million in the three months ended June 30, 2024 compared to $11.0 million for the corresponding period of 2023. The increase was primarily due to the increase in revenues noted above as well as a shift in our product mix.
Six months ended June 30, 2024 vs. 2023
Revenues increased 12.5%, or $28.7 million, to $258.5 million in the six months ended June 30, 2024 compared to $229.8 million for the corresponding period of 2023. The increase was primarily related to in-plant inspection, maintenance and modification services totaling $17.8 million as well as higher revenues in our medical radioisotope and fuel fabrication businesses partially offset by lower revenues in our fuel handling and components parts manufacturing businesses.
Operating income increased $12.7 million to $25.2 million in the six months ended June 30, 2024 compared to $12.5 million for the corresponding period of 2023. The increase was primarily due to the increase in revenues noted above as well as a shift in our product mix.
Unallocated Corporate
Unallocated corporate expenses increased $3.8 million and $0.9 million in the three and six months ended June 30, 2024, respectively, when compared to the corresponding periods of 2023. During the third quarter of 2023, we undertook several initiatives to transform our current information technology infrastructure and to improve the effectiveness of our digital framework. These initiatives are expected to continue into 2026 and accounted for increases in expense of $3.4 million and $4.1 million for the three and six months ended June 30, 2024, respectively. These increases were partially offset by decreases in healthcare costs when compared to the corresponding periods in the prior year.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
	(In thousands)
Income before Provision for Income Taxes	$91,629	$77,939	$13,690	$180,006	$157,613	$22,393
Provision for Income Taxes	$18,584	$19,274	$(690)	$38,427	$37,955	$472
Effective Tax Rate	20.3%	24.7%		21.3%	24.1%
We primarily operate in the U.S., Canada, and the U.K. and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21%, our Canadian tax provision based on the Canadian local statutory rate of approximately 25%, and our U.K. tax provision based on the U.K. local statutory rate of 25%.
Our effective tax rate for the three months ended June 30, 2024 was 20.3% as compared to 24.7% for the three months ended June 30, 2023. Our effective tax rate for the six months ended June 30, 2024 was 21.3% as compared to 24.1% for the six months ended June 30, 2023. The effective tax rates for the three and six months ended June 30, 2024 approximated the U.S. corporate federal income tax rate of 21% due to the revaluation of our Canadian net deferred tax liabilities which was required by the temporary reduction of the Canadian federal tax rate for qualifying nuclear manufacturers for tax years beginning on or after January 1, 2024. The effective tax rates for the three and six months ended June 30, 2023 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our foreign earnings.
Certain jurisdictions have implemented the Organization for Economic Cooperation and Development’s Pillar Two rules regarding a global minimum tax. Effective January 1, 2024, these rules enforce a minimum effective tax rate of 15%, calculated on a jurisdictional basis. Considering our current global footprint, we do not anticipate that these new rules will materially impact our provision for income taxes.
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

	June 30, 2024	December 31, 2023
	(In approximate millions)
Government Operations	$2,865	$3,217
Commercial Operations	669	781
Total Backlog	$3,534	$3,998
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Government Operations segment.

As of June 30, 2024, our ending backlog was $3,534.2 million, which included $379.4 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 68% of the revenue associated with our backlog by the end of 2025, with the remainder to be recognized thereafter.
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
The value of unexercised options excluded from backlog as of June 30, 2024, was approximately $100 million, which is expected to be awarded in 2024, subject to annual Congressional appropriations.
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
The Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted total net leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of June 30, 2024, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Credit Facility bear interest at our option at either (1) the Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Revolving Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Revolving Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our total net leverage ratio. Based on the total net leverage ratio applicable at June 30, 2024, the margin for Term SOFR and base rate loans was 1.25% and 0.25%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.25% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of June 30, 2024, borrowings under the Term Loan totaled $240.6 million, borrowings and letters of credit issued under the Revolving Credit Facility totaled $180.0 million and $1.7 million, respectively, and we had $568.3 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of June 30, 2024, the weighted-average interest rate on outstanding borrowings under the Credit Facility was 6.69%.
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
We may redeem the Senior Notes due 2028, in whole or in part, at any time at a redemption price equal to (i) 101.031% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on June 30, 2024 and (ii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after June 30, 2025, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of June 30, 2024, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
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
We may redeem the Senior Notes due 2029, in whole or in part, at any time at a redemption price equal to (i) 102.063% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on April 15, 2024, (ii) 101.031% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on April 15, 2025 and (iii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after April 15, 2026, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of June 30, 2024, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.

Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of June 30, 2024, bonds issued and outstanding under these arrangements totaled approximately $100.8 million.
Similarly, we have provided letters of credit to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our Revolving Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit under our bilateral letter of credit facility is at the issuer’s discretion, and our bilateral letter of credit facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our Credit Facility. Although there can be no assurance that we will maintain our bilateral letter of credit facility capacity, we believe our current capacity, together with capacity under our Revolving Credit Facility, is adequate to support our existing requirements for the next 12 months. As of June 30, 2024, letters of credit issued and outstanding under our bilateral letter of credit facility totaled approximately $35.4 million, and such letters of credit are secured by the collateral under our Credit Facility.
Long-term Benefit Obligations
As of June 30, 2024, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $98.7 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $2.6 million for the remainder of 2024 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.
Other
Cash, Cash Equivalents, Restricted Cash and Investments
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Domestic	$47,943	$71,177
Foreign	16,893	19,934
Total	$64,836	$91,111

Our working capital increased by $58.5 million to $501.3 million at June 30, 2024 from $442.8 million at December 31, 2023, primarily attributable to changes in contracts in progress due to the timing of project cash flows which was partially offset by the timing of vendor payments.
Our net cash provided by operating activities increased by $31.3 million to $98.9 million in the six months ended June 30, 2024, compared to cash provided by operating activities of $67.6 million in the six months ended June 30, 2023. The increase in cash provided by operating activities was primarily attributable to an increase in net income.
Our net cash used in investing activities decreased by $5.3 million to $60.6 million in the six months ended June 30, 2024, compared to cash used in investing activities $65.9 million in the six months ended June 30, 2023 as a result of a decrease in purchases of property, plant and equipment.
Our net cash used in financing activities increased by $61.7 million to $65.0 million in the six months ended June 30, 2024, compared to cash used in financing activities of $3.3 million in the six months ended June 30, 2023. The increase in cash used in financing activities was primarily attributable to a reduction in net borrowings of long-term debt of $45.0 million as well as an increase in repurchases of common stock of $20.0 million when compared to the corresponding period of the prior year.
At June 30, 2024, we had restricted cash and cash equivalents totaling $6.3 million, $3.3 million of which was held for future decommissioning of facilities (which is included in other assets on our condensed consolidated balance sheets) and $2.9 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At June 30, 2024, we had long-term investments with a fair value of $10.2 million. Our investment portfolio consists primarily of corporate bonds and mutual funds. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
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
Item 4.    CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended June 30, 2024. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
April 1, 2024 - April 30, 2024	89	$98.20	—	$377.6
May 1, 2024 - May 31, 2024	269	$95.97	—	$377.6
June 1, 2024 - June 30, 2024	—	$—	—	$377.6
Total	358	$96.52	—
(1)Includes 89, 269 and 0 shares repurchased during April, May and June, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)On April 30, 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $500 million with no expiration date.
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    EXHIBITS

Exhibit Number	Description
3.1
Certificate of Amendment to Restated Certificate of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2019 (File No. 1-34658)).

3.2	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2019 (File No. 1-34658)).

3.3	Amended and Restated Bylaws, effective August 2, 2023 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 1-34658)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

August 5, 2024