Form 10-Q
period 2024-09-30
BWX Technologies, Inc.
filed 2024-11-04
CIK 1486957

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
For the quarterly period ended September 30, 2024.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at October 31, 2024 was 91,443,505.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$671,956	$589,989	$1,957,387	$1,770,794
Costs and Expenses:
Cost of operations	508,000	436,296	1,476,553	1,338,750
Research and development costs	2,081	1,156	4,842	5,955
Gains on asset disposals and impairments, net	—	—	(4)	(15)
Selling, general and administrative expenses	80,829	79,828	227,970	205,100
Total Costs and Expenses	590,910	517,280	1,709,361	1,549,790
Equity in Income of Investees	15,532	12,649	40,319	38,862
Operating Income	96,578	85,358	288,345	259,866
Other Income (Expense):
Interest income	663	643	2,049	1,623
Interest expense	(9,907)	(12,175)	(30,190)	(35,200)
Other – net	3,290	4,340	10,426	9,490
Total Other Income (Expense)	(5,954)	(7,192)	(17,715)	(24,087)
Income before Provision for Income Taxes	90,624	78,166	270,630	235,779
Provision for Income Taxes	20,983	17,814	59,410	55,769
Net Income	$69,641	$60,352	$211,220	$180,010
Net Income Attributable to Noncontrolling Interest	(158)	(79)	(297)	(48)
Net Income Attributable to BWX Technologies, Inc.	$69,483	$60,273	$210,923	$179,962
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.76	$0.66	$2.30	$1.96
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.76	$0.66	$2.30	$1.96
Shares used in the computation of earnings per share (Note 8):
Basic	91,574,531	91,659,117	91,564,726	91,596,650
Diluted	91,886,710	91,895,480	91,849,724	91,833,450
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited) (In thousands)
Net Income	$69,641	$60,352	$211,220	$180,010
Other Comprehensive Income (Loss):
Currency translation adjustments	7,370	(13,485)	(9,108)	(868)
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $(118), $2, $52 and $(207), respectively	318	(11)	(158)	603
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $80, $(31), $84 and $101, respectively	(237)	100	(249)	(293)
Amortization of benefit plan costs, net of tax benefit of $(161), $(162), $(485) and $(488), respectively	670	668	2,009	2,002
Unrealized (losses) gains arising during the period, net of tax provision of $0, $(14), $(12) and $(25), respectively	(4)	53	42	91
Other Comprehensive Income (Loss)	8,117	(12,675)	(7,464)	1,535
Total Comprehensive Income	77,758	47,677	203,756	181,545
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	(158)	(79)	(297)	(48)
Comprehensive Income Attributable to BWX Technologies, Inc.	$77,600	$47,598	$203,459	$181,497
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2024	December 31, 2023
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$35,522	$75,766
Restricted cash and cash equivalents	2,962	2,858
Accounts receivable – trade, net	90,227	70,180
Accounts receivable – other	15,934	16,339
Retainages	92,295	55,181
Contracts in progress	661,248	533,155
Other current assets	84,761	64,322
Total Current Assets	982,949	817,801
Property, Plant and Equipment, Net	1,275,053	1,228,520
Investments	10,659	9,496
Goodwill	295,134	297,020
Deferred Income Taxes	12,118	16,332
Investments in Unconsolidated Affiliates	98,386	88,608
Intangible Assets	175,200	185,510
Other Assets	97,961	103,778
TOTAL	$2,947,460	$2,747,065
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2024	December 31, 2023
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current portion of long-term debt	$10,938	$6,250
Accounts payable	172,206	126,651
Accrued employee benefits	53,438	64,544
Accrued liabilities – other	81,321	70,210
Advance billings on contracts	119,563	107,391
Total Current Liabilities	437,466	375,046
Long-Term Debt	1,220,583	1,203,422
Accumulated Postretirement Benefit Obligation	17,797	18,466
Environmental Liabilities	92,721	90,575
Pension Liability	74,347	82,786
Other Liabilities	45,875	43,469
Commitments and Contingencies (Note 4)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 128,307,682 and 128,065,521 shares at September 30, 2024 and December 31, 2023, respectively	1,283	1,281
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	222,062	206,478
Retained earnings	2,238,437	2,093,917
Treasury stock at cost, 36,867,475 and 36,537,695 shares at September 30, 2024 and December 31, 2023, respectively	(1,388,106)	(1,360,862)
Accumulated other comprehensive income (loss)	(14,927)	(7,463)
Stockholders' Equity – BWX Technologies, Inc.	1,058,749	933,351
Noncontrolling interest	(78)	(50)
Total Stockholders' Equity	1,058,671	933,301
TOTAL	$2,947,460	$2,747,065
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
	(In thousands, except share and per share amounts)
Balance December 31, 2023	128,065,521	$1,281	$206,478	$2,093,917	$(7,463)	$(1,360,862)	$933,351	$(50)	$933,301
Net income	—	—	—	68,468	—	—	68,468	66	68,534
Dividends declared ($0.24 per share)	—	—	—	(22,150)	—	—	(22,150)	—	(22,150)
Currency translation adjustments	—	—	—	—	(11,308)	—	(11,308)	—	(11,308)
Derivative financial instruments	—	—	—	—	(446)	—	(446)	—	(446)
Defined benefit obligations	—	—	—	—	670	—	670	—	670
Available-for-sale investments	—	—	—	—	28	—	28	—	28
Exercises of stock options	7,294	—	218	—	—	—	218	—	218
Shares placed in treasury	—	—	—	—	—	(26,906)	(26,906)	—	(26,906)
Stock-based compensation charges	199,991	2	4,295	—	—	—	4,297	—	4,297
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(172)	(172)
Balance March 31, 2024 (unaudited)	128,272,806	$1,283	$210,991	$2,140,235	$(18,519)	$(1,387,768)	$946,222	$(156)	$946,066
Net income	—	—	—	72,972	—	—	72,972	73	73,045
Dividends declared ($0.24 per share)	—	—	—	(22,128)	—	—	(22,128)	—	(22,128)
Currency translation adjustments	—	—	—	—	(5,170)	—	(5,170)	—	(5,170)
Derivative financial instruments	—	—	—	—	(42)	—	(42)	—	(42)
Defined benefit obligations	—	—	—	—	669	—	669	—	669
Available-for-sale investments	—	—	—	—	18	—	18	—	18
Exercises of stock options	—	—	—	—	—	—	—	—	—
Shares placed in treasury	—	—	—	—	—	(35)	(35)	—	(35)
Stock-based compensation charges	9,319	—	5,982	—	—	—	5,982	—	5,982
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(154)	(154)
Balance June 30, 2024 (unaudited)	128,282,125	$1,283	$216,973	$2,191,079	$(23,044)	$(1,387,803)	$998,488	$(237)	$998,251
Net income	—	—	—	69,483	—	—	69,483	158	69,641
Dividends declared ($0.24 per share)	—	—	—	(22,125)	—	—	(22,125)	—	(22,125)
Currency translation adjustments	—	—	—	—	7,370	—	7,370	—	7,370
Derivative financial instruments	—	—	—	—	81	—	81	—	81
Defined benefit obligations	—	—	—	—	670	—	670	—	670
Available-for-sale investments	—	—	—	—	(4)	—	(4)	—	(4)
Exercises of stock options	17,949	—	516	—	—	—	516	—	516
Shares placed in treasury	—	—	—	—	—	(303)	(303)	—	(303)
Stock-based compensation charges	7,608	—	4,573	—	—	—	4,573	—	4,573
Distributions to noncontrolling interests	—	—	—	—	—	—	—	1	1
Balance September 30, 2024 (unaudited)	128,307,682	$1,283	$222,062	$2,238,437	$(14,927)	$(1,388,106)	$1,058,749	$(78)	$1,058,671

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
	(In thousands, except share and per share amounts)
Balance December 31, 2022	127,671,756	$1,277	$189,263	$1,932,970	$(21,930)	$(1,353,270)	$748,310	$45	$748,355
Net income (loss)	—	—	—	61,092	—	—	61,092	(99)	60,993
Dividends declared ($0.23 per share)	—	—	—	(21,231)	—	—	(21,231)	—	(21,231)
Currency translation adjustments	—	—	—	—	1,694	—	1,694	—	1,694
Derivative financial instruments	—	—	—	—	554	—	554	—	554
Defined benefit obligations	—	—	—	—	657	—	657	—	657
Available-for-sale investments	—	—	—	—	(9)	—	(9)	—	(9)
Exercises of stock options	3,000	2	70	—	—	—	72	—	72
Shares placed in treasury	—	—	—	—	—	(6,903)	(6,903)	—	(6,903)
Stock-based compensation charges	293,961	1	3,892	—	—	—	3,893	—	3,893
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(67)	(67)
Balance March 31, 2023 (unaudited)	127,968,717	$1,280	$193,225	$1,972,831	$(19,034)	$(1,360,173)	$788,129	$(121)	$788,008
Net income	—	—	—	58,597	—	—	58,597	68	58,665
Dividends declared ($0.23 per share)	—	—	—	(21,216)	—	—	(21,216)	—	(21,216)
Currency translation adjustments	—	—	—	—	10,923	—	10,923	—	10,923
Derivative financial instruments	—	—	—	—	(333)	—	(333)	—	(333)
Defined benefit obligations	—	—	—	—	677	—	677	—	677
Available-for-sale investments	—	—	—	—	47	—	47	—	47
Exercises of stock options	4,417	—	105	—	—	—	105	—	105
Shares placed in treasury	—	—	—	—	—	(46)	(46)	—	(46)
Stock-based compensation charges	12,967	—	4,776	—	—	—	4,776	—	4,776
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(78)	(78)
Balance June 30, 2023 (unaudited)	127,986,101	$1,280	$198,106	$2,010,212	$(7,720)	$(1,360,219)	$841,659	$(131)	$841,528
Net income	—	—	—	60,273	—	—	60,273	79	60,352
Dividends declared ($0.23 per share)	—	—	—	(21,231)	—	—	(21,231)	—	(21,231)
Currency translation adjustments	—	—	—	—	(13,485)	—	(13,485)	—	(13,485)
Derivative financial instruments	—	—	—	—	89	—	89	—	89
Defined benefit obligations	—	—	—	—	668	—	668	—	668
Available-for-sale investments	—	—	—	—	53	—	53	—	53
Exercises of stock options	39,468	—	932	—	—	—	932	—	932
Shares placed in treasury	—	—	—	—	—	(558)	(558)	—	(558)
Stock-based compensation charges	23,084	—	3,636	—	—	—	3,636	—	3,636
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(73)	(73)
Balance September 30, 2023 (unaudited)	128,048,653	$1,280	$202,674	$2,049,254	$(20,395)	$(1,360,777)	$872,036	$(125)	$871,911
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$211,220	$180,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,429	58,205
Income of investees, net of dividends	(9,778)	(4,854)
Recognition of losses for pension and postretirement plans	2,494	2,490
Stock-based compensation expense	14,852	12,305
Other, net	(633)	21
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(30,238)	(31,520)
Accounts payable	48,306	24,874
Retainages	(37,114)	(29,257)
Contracts in progress and advance billings on contracts	(120,829)	(38,217)
Income taxes	15,654	(5,331)
Accrued and other current liabilities	5,174	(10,231)
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(20,217)	(10,874)
Other, net	(10,772)	(5,684)
NET CASH PROVIDED BY OPERATING ACTIVITIES	131,548	141,937
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(101,128)	(100,498)
Purchases of securities	—	(2,343)
Sales and maturities of securities	—	5,996
Other, net	203	(8,142)
NET CASH USED IN INVESTING ACTIVITIES	(100,925)	(104,987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	396,800	332,000
Repayments of long-term debt	(376,488)	(281,688)
Repurchases of common stock	(20,000)	—
Dividends paid to common shareholders	(66,326)	(63,870)
Cash paid for shares withheld to satisfy employee taxes	(7,244)	(7,505)
Settlements of forward contracts, net	2,954	(2,030)
Other, net	409	902
NET CASH USED IN FINANCING ACTIVITIES	(69,895)	(22,191)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(379)	414
TOTAL (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(39,651)	15,173
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,615	40,990
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,964	$56,163
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$48,360	$44,745
Income taxes (net of refunds)	$43,547	$59,947
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$15,114	$9,239
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
Reportable Segments
We operate in two reportable segments: Government Operations and Commercial Operations. Our reportable segments are further described as follows:
•Our Government Operations segment manufactures naval nuclear reactors, including the related nuclear fuel, for the U.S. Naval Nuclear Propulsion Program for use in submarines and aircraft carriers. Through this segment, we also fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons, manufacture electromechanical equipment, perform design, manufacturing, inspection, assembly and testing activities and downblend Cold War-era government stockpiles of high-enriched uranium. In addition, we supply proprietary and sole-source valves, manifolds and fittings to global naval and commercial shipping customers. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. This segment also provides various other services, primarily through joint ventures, to the U.S. Government including nuclear materials management and operation, environmental management and administrative and operating services for various U.S. Government-owned facilities. These services are primarily provided to the U.S. Department of Energy ("DOE"), including the National Nuclear Security Administration, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management, the Department of Defense and NASA. In addition, this segment also develops technology for advanced nuclear reactors for a variety of power and propulsion applications in the space and terrestrial domains and offers complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for these programs.
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

See Note 7 and Note 2 for financial information about our segments. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and notes included in our 2023 10-K.
Recently Adopted Accounting Standards
There were no accounting standards adopted during the nine months ended September 30, 2024 that had a significant impact on our financial position, results of operations, cash flows or disclosures.
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
Our effective tax rate for the three months ended September 30, 2024 was 23.2% as compared to 22.8% for the three months ended September 30, 2023. Our effective tax rate for the nine months ended September 30, 2024 was 22.0% as compared to 23.7% for the nine months ended September 30, 2023. The effective tax rates for the three and nine months ended September 30, 2024 and September 30, 2023 were higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our foreign earnings.
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
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At September 30, 2024, we had restricted cash and cash equivalents totaling $6.4 million, $3.5 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.0 million of which was held to meet reinsurance reserve requirements of our captive insurer.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statements of cash flows:

	September 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$35,522	$75,766
Restricted cash and cash equivalents	2,962	2,858
Restricted cash and cash equivalents included in Other Assets	3,480	2,991
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statements of cash flows	$41,964	$81,615
Inventories
At September 30, 2024 and December 31, 2023, Other current assets included inventories totaling $37.5 million and $27.4 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment, Net
Property, plant and equipment is stated at cost and is set forth below:

	September 30, 2024	December 31, 2023
	(In thousands)
Land	$10,622	$10,627
Buildings	411,048	381,081
Machinery and equipment	1,157,929	1,108,504
Property under construction	587,021	571,758
	2,166,620	2,071,970
Less: Accumulated depreciation	891,567	843,450
Property, Plant and Equipment, Net	$1,275,053	$1,228,520
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Currency translation adjustments	$(439)	$8,669
Net unrealized gain on derivative financial instruments	151	558
Unrecognized prior service cost on benefit obligations	(14,908)	(16,917)
Net unrealized gain on available-for-sale investments	269	227
Accumulated other comprehensive loss	$(14,927)	$(7,463)

The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$(131)	$(207)	$(40)	$(80)	Revenues
	448	76	373	474	Cost of operations
	317	(131)	333	394	Total before tax
	(80)	31	(84)	(101)	Provision for Income Taxes
	$237	$(100)	$249	$293	Net Income
Amortization of prior service cost on benefit obligations	$(831)	$(830)	$(2,494)	$(2,490)	Other – net
	161	162	485	488	Provision for Income Taxes
	$(670)	$(668)	$(2,009)	$(2,002)	Net Income
Total reclassification for the period	$(433)	$(768)	$(1,760)	$(1,709)
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At September 30, 2024, we had deferred approximately $0.2 million of net gains on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended September 30, 2024 and 2023, we recognized (gains) losses of $3.6 million and $(12.6) million, respectively, and for the nine months ended September 30, 2024 and 2023, we recognized (gains) losses of $(11.2) million and $(3.7) million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedging instruments.
At September 30, 2024, our derivative financial instruments consisted of FX forward contracts with a total notional value of $476.6 million with maturities extending to July 2026. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.

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

NOTE 2 – REVENUE RECOGNITION
As described in Note 1, our operations are assessed based on two reportable segments.
Disaggregated Revenues
Revenues by geographic area and customer type were as follows:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$533,545	$—	$533,545	$427,237	$—	$427,237
Non-Government	19,654	18,240	37,894	47,004	15,322	62,326
	$553,199	$18,240	$571,439	$474,241	$15,322	$489,563
Canada:
Government	$22	$—	$22	$90	$—	$90
Non-Government	473	88,214	88,687	161	92,904	93,065
	$495	$88,214	$88,709	$251	$92,904	$93,155
Other:
Government	$3,630	$—	$3,630	$1,008	$—	$1,008
Non-Government	2,749	6,658	9,407	2,355	4,133	6,488
	$6,379	$6,658	$13,037	$3,363	$4,133	$7,496
Segment Revenues	$560,073	$113,112	673,185	$477,855	$112,359	590,214
Eliminations			(1,229)			(225)
Revenues			$671,956			$589,989

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$1,507,275	$—	$1,507,275	$1,318,149	$—	$1,318,149
Non-Government	63,481	51,098	114,579	98,777	41,518	140,295
	$1,570,756	$51,098	$1,621,854	$1,416,926	$41,518	$1,458,444
Canada:
Government	$47	$—	$47	$178	$—	$178
Non-Government	641	303,742	304,383	754	286,016	286,770
	$688	$303,742	$304,430	$932	$286,016	$286,948
Other:
Government	$5,293	$—	$5,293	$3,311	$—	$3,311
Non-Government	11,303	16,801	28,104	8,539	14,669	23,208
	$16,596	$16,801	$33,397	$11,850	$14,669	$26,519
Segment Revenues	$1,588,040	$371,641	1,959,681	$1,429,708	$342,203	1,771,911
Eliminations			(2,294)			(1,117)
Revenues			$1,957,387			$1,770,794

Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$557,976	$100,904	$658,880	$473,778	$101,005	$574,783
Point-in-time	2,097	12,208	14,305	4,077	11,354	15,431
Segment Revenues	$560,073	$113,112	673,185	$477,855	$112,359	590,214
Eliminations			(1,229)			(225)
Revenues			$671,956			$589,989

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$1,580,170	$309,884	$1,890,054	$1,415,319	$291,721	$1,707,040
Point-in-time	7,870	61,757	69,627	14,389	50,482	64,871
Segment Revenues	$1,588,040	$371,641	1,959,681	$1,429,708	$342,203	1,771,911
Eliminations			(2,294)			(1,117)
Revenues			$1,957,387			$1,770,794
Revenues by contract type were as follows:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$366,234	$2,587	$368,821	$301,392	$2,225	$303,617
Firm-Fixed-Price	82,296	72,018	154,314	87,812	72,719	160,531
Cost-Plus Fee	108,507	—	108,507	83,549	—	83,549
Time-and-Materials	3,036	38,507	41,543	5,102	37,415	42,517
Segment Revenues	$560,073	$113,112	673,185	$477,855	$112,359	590,214
Eliminations			(1,229)			(225)
Revenues			$671,956			$589,989

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$1,021,222	$13,529	$1,034,751	$920,821	$9,013	$929,834
Firm-Fixed-Price	258,242	207,730	465,972	259,853	221,841	481,694
Cost-Plus Fee	304,305	—	304,305	242,774	—	242,774
Time-and-Materials	4,271	150,382	154,653	6,260	111,349	117,609
Segment Revenues	$1,588,040	$371,641	1,959,681	$1,429,708	$342,203	1,771,911
Eliminations			(2,294)			(1,117)
Revenues			$1,957,387			$1,770,794
Performance Obligations
As we progress on our contracts and the underlying performance obligations for which we recognize revenue over time, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. The aggregate impact of changes in estimates increased our revenues and operating income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Revenues (1)	$10,241	$17,370	$7,449	$4,328
Operating Income (1)	$9,721	$19,870	$6,372	$6,828
(1)During the three and nine months ended September 30, 2024, no adjustments to any one contract had a material impact on our consolidated financial statements. During the three and nine months ended September 30, 2023, our Government Operations segment results were favorably impacted by contract adjustments related to a nuclear operations contract. These adjustments resulted in an increase in revenue of $20.4 million and $20.0 million and decreases in cost of operations of $2.5 million, for the three and nine months ended September 30, 2023 respectively.
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

	September 30,	December 31,
	2024	2023
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$641,413	$519,931
Retainages	$92,295	$55,181
Advance billings on contracts	$119,563	$107,391
During the three months ended September 30, 2024 and 2023, we recognized $5.8 million and $1.1 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year. During the nine months ended September 30, 2024 and 2023, we recognized $92.2 million and $70.3 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. At September 30, 2024, our remaining performance obligations were $3,380.7 million. We expect to recognize approximately 48% of the revenue associated with our remaining performance obligations by the end of 2025, with the remainder to be recognized thereafter.
NOTE 3 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended September 30, 2024 and 2023, these amounts were $2.0 million and $2.0 million, respectively. For the nine months ended September 30, 2024 and 2023, these amounts were $5.9 million and $5.9 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended September 30, 2024 and 2023, these amounts were $(2.8)

million and $(2.5) million, respectively. For the nine months ended September 30, 2024 and 2023, these amounts were $(8.5) million and $(7.4) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	(In thousands)
Service cost	$1,880	$1,881	$5,645	$5,639	$96	$86	$289	$255
Interest cost	11,377	11,913	34,140	35,772	503	538	1,511	1,607
Expected return on plan assets	(15,072)	(15,113)	(45,225)	(45,332)	(487)	(634)	(1,461)	(1,903)
Amortization of prior service cost	820	820	2,460	2,460	11	10	34	30
Net periodic benefit (income) / loss	$(995)	$(499)	$(2,980)	$(1,461)	$123	$—	$373	$(11)
NOTE 4 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.
NOTE 5 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at September 30, 2024:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$8,822	$—	$8,822	$—	$—
Available-for-sale securities
Corporate bonds	1,837	1,837	—	—	—
Total	$10,659	$1,837	$8,822	$—	$—
The following is a summary of our investments measured at fair value at December 31, 2023:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$7,713	$—	$7,713	$—	$—
Available-for-sale securities
Corporate bonds	1,783	1,783	—	—	—
Total	$9,496	$1,783	$7,713	$—	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At September 30, 2024 and December 31, 2023, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $(2.0) million and $(9.9) million, respectively. Derivative assets and liabilities are included in Accounts receivable – other and Accounts payable, respectively, on our condensed consolidated balance sheets.

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
Long-term and short-term debt. We base the fair values of debt instruments, including our 4.125% senior notes due 2028 (the "Senior Notes due 2028") and our 4.125% senior notes due 2029 (the "Senior Notes due 2029"), on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At September 30, 2024 and December 31, 2023, the fair value of the Senior Notes due 2028 was $384.9 million and $367.7 million, respectively, and the fair value of the Senior Notes due 2029 was $383.0 million and $367.0 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at September 30, 2024 and December 31, 2023.
Note receivable. Included in Other Assets is a note receivable related to a third-party loan. We base the fair value of this level 2 note receivable instrument on the present value of future cash flows discounted at market interest rates for financial instruments with similar quality and terms. At September 30, 2024 and December 31, 2023, the carrying value of our note receivable was $6.9 million and $7.4 million, respectively, and approximated its fair value.
NOTE 6 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended September 30, 2024 and 2023 totaled $4.6 million and $3.7 million, respectively, with associated tax benefit totaling $0.7 million and $0.5 million, respectively. Stock-based compensation recognized for all of our plans for the nine months ended September 30, 2024 and 2023 totaled $15.0 million and $12.5 million, respectively, with associated tax benefit totaling $2.5 million and $2.0 million, respectively.
NOTE 7 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on two reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
REVENUES:
Government Operations	$560,073	$477,855	$1,588,040	$1,429,708
Commercial Operations	113,112	112,359	371,641	342,203
Eliminations	(1,229)	(225)	(2,294)	(1,117)
	$671,956	$589,989	$1,957,387	$1,770,794

OPERATING INCOME:
Government Operations	$101,609	$85,632	$279,815	$258,400
Commercial Operations	6,728	9,083	31,947	21,613
	$108,337	$94,715	$311,762	$280,013
Unallocated Corporate (1)	(11,759)	(9,357)	(23,417)	(20,147)
Total Operating Income	$96,578	$85,358	$288,345	$259,866
Other Income (Expense)	(5,954)	(7,192)	(17,715)	(24,087)
Income before Provision for Income Taxes	$90,624	$78,166	$270,630	$235,779
(1)Unallocated corporate includes general corporate overhead not allocated to segments.

NOTE 8 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$69,483	$60,273	$210,923	$179,962
Weighted-average common shares	91,574,531	91,659,117	91,564,726	91,596,650
Basic earnings per common share	$0.76	$0.66	$2.30	$1.96
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$69,483	$60,273	$210,923	$179,962
Weighted-average common shares (basic)	91,574,531	91,659,117	91,564,726	91,596,650
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	312,179	236,363	284,998	236,800
Adjusted weighted-average common shares	91,886,710	91,895,480	91,849,724	91,833,450
Diluted earnings per common share	$0.76	$0.66	$2.30	$1.96
(1)At September 30, 2024 and 2023, we excluded 109,146 and 92,389 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.
NOTE 9 – SUBSEQUENT EVENT
Subsequent to September 30, 2024, we announced our intention to acquire Aerojet Ordinance Tennessee, Inc. ("A.O.T"), a subsidiary of L3Harris Technologies. A.O.T is a leading provider of advanced special materials which will further enhance our capabilities to develop and manufacture advanced materials and products for commercial, military and space applications. The acquisition is targeted to close during the fourth quarter of 2024 and will require a cash investment of approximately $98.0 million upon closing. Once completed, A.O.T. will be reported as part of our Government Operations segment.

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
Critical Accounting Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 of our 2023 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2024.
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
As we progress on our contracts and the underlying performance obligations, we refine our estimates of variable consideration and total estimated costs at completion, which impact the overall profitability on our contracts and performance obligations. Changes in these estimates result in the recognition of cumulative catch-up adjustments that impact our revenues and/or costs of contracts. The aggregate impact of changes in estimates increased our revenues and operating income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Revenues (1)	$10,241	$17,370	$7,449	$4,328
Operating Income (1)	$9,721	$19,870	$6,372	$6,828
(1)During the three and nine months ended September 30, 2024, no adjustments to any one contract had a material impact on our consolidated financial statements. During the three and nine months ended September 30, 2023, our Government Operations segment results were favorably impacted by contract adjustments related to a nuclear operations contract. These adjustments resulted in an increase in revenue of $20.4 million and $20.0 million and decreases in cost of operations of $2.5 million, for the three and nine months ended September 30, 2023 respectively.

Results of Operations – Three and Nine Months Ended September 30, 2024 vs. Three and Nine Months Ended September 30, 2023
Selected financial highlights are presented in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	$ Change	2024	2023	$ Change
	(In thousands)
REVENUES:
Government Operations	$560,073	$477,855	$82,218	$1,588,040	$1,429,708	$158,332
Commercial Operations	113,112	112,359	753	371,641	342,203	29,438
Eliminations	(1,229)	(225)	(1,004)	(2,294)	(1,117)	(1,177)
	$671,956	$589,989	$81,967	$1,957,387	$1,770,794	$186,593
OPERATING INCOME:
Government Operations	$101,609	$85,632	$15,977	$279,815	$258,400	$21,415
Commercial Operations	6,728	9,083	(2,355)	31,947	21,613	10,334
	$108,337	$94,715	$13,622	$311,762	$280,013	$31,749
Unallocated Corporate	(11,759)	(9,357)	(2,402)	(23,417)	(20,147)	(3,270)
Total Operating Income	$96,578	$85,358	$11,220	$288,345	$259,866	$28,479
Consolidated Results of Operations
Three months ended September 30, 2024 vs. 2023
Consolidated revenues increased 13.9%, or $82.0 million, to $672.0 million in the three months ended September 30, 2024 compared to $590.0 million for the corresponding period of 2023, due to increases in our Government Operations and Commercial Operations segments of $82.2 million and $0.8 million, respectively.
Consolidated operating income increased $11.2 million to $96.6 million in the three months ended September 30, 2024 compared to $85.4 million for the corresponding period of 2023. Operating income in our Government Operations segment increased $16.0 million which was partially offset by lower operating income in our Commercial Operations segment of $2.4 million when compared to the corresponding period in the prior year. We also experienced an increase in Unallocated Corporate expenses of $2.4 million when compared to the corresponding period in the prior year.
Nine months ended September 30, 2024 vs. 2023
Consolidated revenues increased 10.5%, or $186.6 million, to $1,957.4 million in the nine months ended September 30, 2024 compared to $1,770.8 million for the corresponding period of 2023, due to increases in our Government Operations and Commercial Operations segments of $158.3 million and $29.4 million, respectively.
Consolidated operating income increased $28.5 million to $288.3 million in the nine months ended September 30, 2024 compared to $259.9 million for the corresponding period of 2023. Operating income in our Government Operations and Commercial Operations segments increased $21.4 million and $10.3 million, respectively. These increases were partially offset by an increase in Unallocated Corporate expenses of $3.3 million when compared to the corresponding period in the prior year.
Government Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	$ Change	2024	2023	$ Change
	(In thousands)
Revenues	$560,073	$477,855	$82,218	$1,588,040	$1,429,708	$158,332
Operating Income	$101,609	$85,632	$15,977	$279,815	$258,400	$21,415
% of Revenues	18.1%	17.9%		17.6%	18.1%

Three months ended September 30, 2024 vs. 2023
Revenues increased $82.2 million, or 17.2%, to $560.1 million in the three months ended September 30, 2024 compared to $477.9 million for the corresponding period of 2023. The increase was primarily driven by higher volume in the manufacture of nuclear components for U.S. Government programs of $47.2 million as well as an increase in revenues caused by the timing of long-lead material procurements of $32.0 million, when compared to the corresponding period in the prior year. Continued growth in design and engineering work executed by our advanced technologies business, particularly in the defense market, resulted in an additional increase in revenues of $20.7 million. These increases were partially offset by a decrease in revenues associated with our downblending operations.
Operating income increased $16.0 million to $101.6 million in the three months ended September 30, 2024 compared to $85.6 million for the corresponding period of 2023, primarily driven by the operating income impact of the changes in revenues noted above.
Nine months ended September 30, 2024 vs. 2023
Revenues increased $158.3 million, or 11.1%, to $1,588.0 million in the nine months ended September 30, 2024 compared to $1,429.7 million for the corresponding period of 2023. The increase was primarily driven by higher volume in the manufacture of nuclear components for U.S. Government programs of $101.4 million when compared to the corresponding period in the prior year. Continued growth in design and engineering work executed by our advanced technologies business, particularly in the defense market, resulted in additional revenues of $59.0 million. These increases were partially offset by a decrease in revenues associated with our downblending operations.
Operating income increased $21.4 million to $279.8 million in the nine months ended September 30, 2024 compared to $258.4 million for the corresponding period of 2023, primarily driven by the operating income impact of the changes in revenues noted above. This was partially offset by a decrease associated with our downblending operations and by investments in new digital and transformation related initiatives that caused an increase in selling, general and administrative expenses when compared to the corresponding period of the prior year.
Commercial Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	$ Change	2024	2023	$ Change
	(In thousands)
Revenues	$113,112	$112,359	$753	$371,641	$342,203	$29,438
Operating Income	$6,728	$9,083	$(2,355)	$31,947	$21,613	$10,334
% of Revenues	5.9%	8.1%		8.6%	6.3%
Three months ended September 30, 2024 vs. 2023
Revenues increased 0.7%, or $0.8 million, to $113.1 million in the three months ended September 30, 2024 compared to $112.4 million for the corresponding period of 2023. The increase was primarily related to higher revenues in our nuclear components, medical radioisotopes, fuel handling and fuel fabrication businesses, partially offset by lower revenues in our on-site refurbishment work when compared to the same period in the prior year.
Operating income decreased $2.4 million to $6.7 million in the three months ended September 30, 2024 compared to $9.1 million for the corresponding period of 2023. The decrease was primarily related to a $2.2 million increase in expenses associated with due diligence and restructuring-related activities as well as higher expenses in our components business when compared to the corresponding period of the prior year. These decreases were partially offset by a favorable shift in our product mix when compared to the same period in the prior year.
Nine months ended September 30, 2024 vs. 2023
Revenues increased 8.6%, or $29.4 million, to $371.6 million in the nine months ended September 30, 2024 compared to $342.2 million for the corresponding period of 2023. The increase was driven by higher revenues across all of our core businesses when compared to the corresponding period in the prior year which included a $12.6 million increase in our medical radioisotopes business.
Operating income increased $10.3 million to $31.9 million in the nine months ended September 30, 2024 compared to $21.6 million for the corresponding period of 2023. The increase was primarily due to the increase in revenues noted above as well as a favorable shift in our product mix. The increase was partially offset by a $1.1 million increase in expenses associated with due diligence and restructuring-related activities when compared to the corresponding period of the prior year.
Unallocated Corporate
Unallocated corporate expenses increased $2.4 million and $3.3 million in the three and nine months ended September 30, 2024, respectively, when compared to the corresponding periods of 2023. During the third quarter of 2023, we undertook several initiatives to transform our current information technology infrastructure and to improve the effectiveness of our digital framework. These initiatives are expected to continue into 2026 and accounted for increases in expense of $2.0 million and $6.1 million for the three and nine months ended September 30, 2024, respectively. We also experienced an increase in legal and consulting costs associated with due diligence activities of $2.2 million and $2.1 million for the three and nine months ended September 30, 2024, respectively. These increases were partially offset by decreases in healthcare costs when compared to the corresponding periods in the prior year.
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	$ Change	2024	2023	$ Change
	(In thousands)
Income before Provision for Income Taxes	$90,624	$78,166	$12,458	$270,630	$235,779	$34,851
Provision for Income Taxes	$20,983	$17,814	$3,169	$59,410	$55,769	$3,641
Effective Tax Rate	23.2%	22.8%		22.0%	23.7%
We primarily operate in the U.S., Canada and the U.K. and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21%, our Canadian tax provision based on the Canadian local statutory rate of approximately 25%, and our U.K. tax provision based on the U.K. local statutory rate of 25%.
Our effective tax rate for the three months ended September 30, 2024 was 23.2% as compared to 22.8% for the three months ended September 30, 2023. Our effective tax rate for the nine months ended September 30, 2024 was 22.0% as compared to 23.7% for the nine months ended September 30, 2023. The effective tax rates for the three and nine months ended September 30, 2024 and September 30, 2023 were higher than the U.S. corporate income tax rate of 21%, primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our foreign earnings.
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

	September 30, 2024	December 31, 2023
	(In approximate millions)
Government Operations	$2,745	$3,217
Commercial Operations	635	781
Total Backlog	$3,380	$3,998
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Government Operations segment.
As of September 30, 2024, our ending backlog was $3,380.7 million, which included $366.4 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 48% of the revenue associated with our backlog by the end of 2025, with the remainder to be recognized thereafter.
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
The value of unexercised options excluded from backlog as of September 30, 2024, was approximately $100 million, which is expected to be awarded in 2024, subject to annual Congressional appropriations.
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
The Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted total net leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of September 30, 2024, we were in compliance with all covenants set forth in the Credit Facility.

Outstanding loans under the Credit Facility bear interest at our option at either (1) the Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Revolving Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Revolving Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our total net leverage ratio. Based on the total net leverage ratio applicable at September 30, 2024, the margin for Term SOFR and base rate loans was 1.25% and 0.25%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.25% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of September 30, 2024, borrowings under the Term Loan totaled $239.1 million, borrowings and letters of credit issued under the Revolving Credit Facility totaled $200.0 million and $1.4 million, respectively, and we had $548.6 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of September 30, 2024, the weighted-average interest rate on outstanding borrowings under the Credit Facility was 6.31%.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of September 30, 2024, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
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
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of September 30, 2024, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion, and the bonding facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of September 30, 2024, bonds issued and outstanding under these arrangements totaled approximately $101.1 million.
Similarly, we have provided letters of credit to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our Revolving Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit under our bilateral letter of credit facility is at the issuer’s discretion, and our bilateral letter of credit facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our Credit Facility. Although there can be no assurance that we will maintain our bilateral letter of credit facility capacity, we believe our current capacity, together with capacity under our Revolving Credit Facility, is adequate to support our existing requirements for the next 12 months. As of September 30, 2024, letters of credit issued and outstanding under our bilateral letter of credit facility totaled approximately $35.6 million, and such letters of credit are secured by the collateral under our Credit Facility.
Long-term Benefit Obligations
As of September 30, 2024, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $96.2 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $1.4 million for the remainder of 2024 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.
Other
Cash, Cash Equivalents, Restricted Cash and Investments
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Domestic	$46,427	$71,177
Foreign	6,196	19,934
Total	$52,623	$91,111

Our working capital increased by $102.7 million to $545.5 million at September 30, 2024 from $442.8 million at December 31, 2023, primarily attributable to changes in contracts in progress and retainages due to the timing of project cash flows which was partially offset by the timing of vendor payments.
Our net cash provided by operating activities decreased by $10.4 million to $131.5 million in the nine months ended September 30, 2024, compared to cash provided by operating activities of $141.9 million in the nine months ended September 30, 2023. The decrease in cash provided by operating activities was primarily attributable to the timing of project cash flows which was partially offset by the timing of vendor payments and an increase in net income.
Our net cash used in investing activities decreased by $4.1 million to $100.9 million in the nine months ended September 30, 2024, compared to cash used in investing activities $105.0 million in the nine months ended September 30, 2023. No single item contributed significantly to this change.
Our net cash used in financing activities increased by $47.7 million to $69.9 million in the nine months ended September 30, 2024, compared to cash used in financing activities of $22.2 million in the nine months ended September 30, 2023. The increase in cash used in financing activities was primarily attributable to a reduction in net borrowings of long-term debt of $30.0 million as well as an increase in repurchases of common stock of $20.0 million when compared to the corresponding period of the prior year.
At September 30, 2024, we had restricted cash and cash equivalents totaling $6.4 million, $3.5 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.0 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At September 30, 2024, we had long-term investments with a fair value of $10.7 million. Our investment portfolio consists primarily of corporate bonds and mutual funds. Our debt securities are carried at fair value and are either classified as trading, with unrealized gains and losses reported in earnings, or as available-for-sale, with unrealized gains and losses, net of tax, being reported as a component of other comprehensive income. Our equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
Cash Requirements
As discussed in Note 9 to our condensed consolidated financial statements, subsequent to September 30, 2024, we announced our intention to acquire Aerojet Ordinance Tennessee, Inc., a subsidiary of L3Harris Technologies. We expect to make a significant cash investment during the fourth quarter of 2024 to complete this acquisition.
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
Item 4.    CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended September 30, 2024. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
July 1, 2024 - July 31, 2024	—	$—	—	$377.6
August 1, 2024 - August 31, 2024	2,965	$101.65	—	$377.6
September 1, 2024 - September 30, 2024	19	$103.00	—	$377.6
Total	2,984	$101.66	—
(1)Includes 0, 2,965 and 19 shares repurchased during July, August and September, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)On April 30, 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $500 million with no expiration date.
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

November 4, 2024