Form 10-K
period 2024-12-31
BWX Technologies, Inc.
filed 2025-02-24
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2024) was approximately $8.7 billion.
The number of shares of the registrant's common stock outstanding at February 20, 2025 was 91,483,708.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2025 Annual Meeting of Stockholders to be held on May 2, 2025 are incorporated by reference into Part III of this Form 10-K.

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
The demand for nuclear components by the U.S. Government determines a substantial portion of this segment's backlog. We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future. In March 2024, the U.S. Navy issued its 30-year shipbuilding plan containing three alternative procurement profiles based upon varied funding assumptions. All three indicate growth in the total number of ships and a sustained, or increased, procurement profile for nuclear-powered submarines and aircraft carriers. We plan to make additional capital expenditures and investments in personnel to meet the current demand requirements, and we expect to continue making such expenditures and investments in the future.

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
•commercial nuclear fuel design and manufacturing;
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
This segment also manufactures and supplies products for diagnostic imaging and radiotherapeutic treatments and is a partner for contract development and manufacturing services for life science and pharmaceutical companies. Among its offerings are the manufacture of medical radioisotopes, radiopharmaceuticals and medical devices, as well as partnerships with life science and pharmaceutical companies developing new drugs.
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

Acquisitions
Aerojet Ordnance Tennessee, Inc.
On November 4, 2024, we announced our intention to acquire Aerojet Ordnance Tennessee, Inc. ("A.O.T"), a subsidiary of L3Harris Technologies, Inc. This acquisition was subsequently completed on January 3, 2025. A.O.T is a leading provider of advanced special materials which will further enhance our capabilities to develop and manufacture advanced materials and products for commercial, military and space applications. A.O.T. will be reported as part of our Government Operations segment.
Kinectrics, Inc.
On December 27, 2024, we entered into an agreement to acquire Kinectrics Holdings, Inc., the parent company of Kinectrics, Inc. ("Kinectrics"). Kinectrics is a leader in providing lifecycle management services for the global nuclear power and transmission and distribution markets, and in the production and supply of isotopes for the radiopharmaceutical industry. Kinectrics employs over 1,300 employees located across 20 sites worldwide. This acquisition is targeted to close in the middle of 2025, following necessary regulatory and other approvals. Once completed, Kinectrics will be reported as part of our Commercial Operations segment.
See Note 2 to our consolidated financial statements included in this Report for additional information about our recent acquisition activity.
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
Certain of our U.S. Government contracts span one or more base years and multiple option years. The U.S. Government generally has the right not to exercise option periods and may not exercise an option period for various reasons including, but not limited to, annual funding determinations. In addition, contracts between the U.S. Government and its prime contractors usually contain standard provisions for termination at the convenience of the U.S. Government or the prime contractor. As a U.S. Government contractor, we are subject to federal regulations under which our right to receive future awards of new federal contracts would be unilaterally suspended or barred if we were convicted of a crime or indicted based on allegations of a violation of specific federal statutes. In addition, some of our contracts with the U.S. Government require us to provide advance notice in connection with any contemplated sale or shut down of the relevant facility. In each of these situations, the U.S. Government has an exclusive right to negotiate a mutually acceptable purchase of the facility.
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

Our backlog at December 31, 2024 and 2023 was as follows:

	December 31, 2024		December 31, 2023
	(In approximate millions)
Government Operations	$3,913	81%	$3,217	80%
Commercial Operations	930	19%	781	20%
Total Backlog	$4,843	100%	$3,998	100%
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Government Operations segment. See Note 4 to our consolidated financial statements included in this Report for financial information on our equity method investments.
At December 31, 2024, our ending backlog was $4,842.5 million, which included $387.4 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 48% of the revenue associated with our backlog by the end of 2025, with the remainder to be recognized thereafter.
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
This segment also engages in the management and operation of U.S. Government facilities and the delivery of environmental remediation services (decontamination and decommissioning) associated with U.S. Government-owned nuclear facilities. Many of our government contracts in this area are bid as a joint venture with one or more companies, in which we have a majority or a minority position. The performance of our joint venture partners can impact our reputation and our future competitive position with respect to that particular project and customer. Our primary competitors in the delivery of goods and services to the U.S. Government and the operation of U.S. Government facilities include, but are not limited to, Bechtel National, Inc., Amentum Environment & Energy, Inc., Fluor Corporation, Jacobs Engineering Group, Inc., Northrop Grumman Corporation, Huntington Ingalls Industries, Inc., Honeywell International, Inc., Leidos, Inc., Westinghouse Electric Corporation and AtkinsRéalis. The primary bases of competition for this segment are experience, past performance, availability of key personnel and technical capabilities.
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
•Lawrence Livermore National Laboratory. Lawrence Livermore National Security, LLC, a limited liability company formed by the University of California, Bechtel National, Inc., Amentum Environment & Energy, Inc. and BWXT Government Group, Inc., manages and operates Lawrence Livermore National Laboratory located in Livermore, California. The laboratory serves as a national resource in science and engineering, focused on national security, energy, the environment and bioscience, with special responsibility for nuclear devices.
•Savannah River Integrated Mission Completion Contract. Savannah River Mission Completion, LLC, a limited liability company formed by BWXT TSG, Amentum Environment & Energy, Inc. and Fluor Federal Services, Inc. was awarded a contract to receive, store, treat and dispose of radioactive liquid waste for the DOE at the Savannah River Site located in Aiken, South Carolina.
•Portsmouth Gaseous Diffusion Plant D&D. Fluor-BWXT Portsmouth LLC is a limited liability company formed by Fluor Federal Services, Inc. and BWXT TSG to provide nuclear operations, decontamination and decommissioning services at the Portsmouth Gaseous Diffusion Plant in Portsmouth, Ohio. A follow-on contract was awarded by the DOE to another contractor and transition is expected to occur during 2025.
•West Valley Demonstration Project Phase I Decommissioning and Facility Disposition. CH2M Hill-BWXT West Valley, LLC is a limited liability company formed by Amentum Environment & Energy, Inc. (formerly CH2M Hill Constructors, Inc.), BWXT TSG and Environmental Chemical Corporation. Services provided include project management and support services, site operations, maintenance, utilities, high-level waste canister relocation, facility disposition, waste tank farm management, U.S. Nuclear Regulatory Commission ("NRC") licensed disposal area management, waste management and nuclear materials disposition, and safeguards and security.
•West Valley Demonstration Project Phase 1B. West Valley Cleanup Alliance, LLC is a limited liability company formed by BWXT TSG, Jacobs Technology, Inc. and Geosyntec Consultants, Inc. to achieve significant risk and financial liability reduction and provide the best overall optimal solution for accelerated completion and closure of the site near West Valley, New York. The Phase 1B contract begins in June 2025 and will continue the current cleanup mission and will include the demolition of remaining components of the main plant process building, soil remediation and disposition, waste management and disposition, environmental monitoring, surveillance and maintenance and program support activities.
•Synergy Achieving Consolidated Operations & Maintenance (SACOM). Syncom Space Services, LLC is a limited liability company formed by PAE Applied Technologies, LLC (acquired by Amentum in 2022) and BWXT Nuclear Operations Group, Inc. to provide facility operations and maintenance services for institutional and technical facilities, and perform test and manufacturing support services at two NASA facilities – the Stennis Space Center in Hancock County, Mississippi and the Michoud Assembly Facility in New Orleans, Louisiana. A reduced scope, follow-on contract was awarded by NASA to another contractor in 2024 and transition is expected to occur during 2025.
•Paducah Gaseous Diffusion Plant Deactivation and Remediation Project. Four Rivers Nuclear Partnership, LLC is a limited liability company formed by Amentum Environment & Energy, Inc. (formerly CH2M Hill Constructors, Inc.), BWXT TSG and Fluor Federal Services, Inc. to provide nuclear operations, deactivation and remediation services at the Paducah Gaseous Diffusion Plant in Paducah, Kentucky.

•Pantex Plant. PanTeXas Deterrence, LLC is a limited liability company formed by BWXT TSG, Fluor Federal Services, Inc, SOC LLC and The Texas A&M University System to provide nuclear production operations services, long-term plant modernization and capability enhancement/stewardship along with other required services to support the NNSA and broader national security requirements assigned to the Pantex Plant near Amarillo, Texas.
•Hanford Integrated Tank Disposition Contract. Hanford Tank Waste Operations & Closure, LLC is a limited liability company formed by BWXT TSG, Amentum Environment & Energy, Inc. and Fluor Federal Services, Inc. to achieve significant risk and financial liability reduction through accelerated cleanup of high-risk waste at the DOE-owned Hanford Tank Farms near Richland, Washington.
Customers
We provide our products and services to a diverse customer base, including the U.S. Government, utilities and other customers in the nuclear power and radiopharmaceutical industries. Our largest and primary customer of our Government Operations segment is the U.S. Government. During the years ended December 31, 2024, 2023 and 2022, the U.S. Government represented approximately 76%, 75% and 76% of our total consolidated revenues, respectively. No individual non-U.S. Government customer accounted for more than 10% of our consolidated revenues in the years ended December 31, 2024, 2023 or 2022.
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
Employees
At December 31, 2024, we employed approximately 8,700 persons worldwide, predominantly in the U.S. (6,800 employees) and Canada (1,900 employees). Many of our operations are subject to union contracts, which we negotiate periodically. At December 31, 2024, approximately 2,300 of our employees were members of labor unions. We consider our relationships with our employees to be satisfactory.
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
We established the BWXT Technical Fellows program which honors and celebrates some of our most talented employees for their contributions to driving innovation and inspiring creativity. Our Technical Fellows offer a breadth of knowledge and diversity of technical expertise that can be focused on developing creative solutions to numerous challenges we face in our industry.
Diversity and Inclusion
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
We charge the costs of research and development unrelated to specific contracts as incurred. Excluding customer-sponsored research and development, the majority of our activities in this area for the years ended December 31, 2024, 2023 and 2022 related to the development of technologies in the area of medical and industrial radioisotopes, radiopharmaceuticals, additive and autonomous manufacturing, advanced reactors and nuclear fuel. Contractual arrangements for customer-sponsored research and development can vary and include contracts, cost-sharing arrangements, cooperative agreements and grants.
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

Our operations in designing, engineering, manufacturing, constructing and servicing nuclear power equipment and components for our commercial nuclear utility customers subject us to various risks, including, without limitation, damage to our customers' property and third-party claims for personal injury, environmental liability, death and property damage. To protect against liability for damage to a customer's property, we endeavor to obtain waivers of liability and subrogation from the customer and its insurer. We also attempt to cap our overall liability in our contracts. To protect against liability from claims brought by third parties in the U.S., we seek to be insured under the utility customer's nuclear liability policies and have the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act. The Price-Anderson Act limits the public liability of U.S. manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of a statutory amount. This amount is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where we provide environmental remediation services, we seek the same protection from our customers as we do for our other nuclear activities. Contracts that were entered into during a period of time that the Price-Anderson Act was in full force and effect continue to receive the benefit of the Price-Anderson Act's nuclear indemnity. The Price-Anderson Act is set to expire on December 31, 2065. We also provide nuclear fabrication and other services to the nuclear power industry in Canada. Canada's Nuclear Liability and Compensation Act ("NLCA") generally conforms to international conventions and is conceptually similar to the Price-Anderson Act in the U.S. Accordingly, indemnification protections and the possibility of exclusions under Canada's NLCA are similar to those under the Price-Anderson Act in the U.S.
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
Our wholly owned captive insurance subsidiary provides primary workers' compensation, employer's liability, commercial general and excess liability, automotive liability and property insurance to support our operations. Liabilities include provisions for estimated losses incurred but not reported ("IBNR"), as well as estimated provisions for known claims. IBNR reserve estimates are primarily based upon historical loss experience, industry data and other actuarial assumptions. Reserve estimates are adjusted in future periods as actual losses differ from experience. Through our insurance subsidiary, we also have reinsurance coverage with third parties for certain losses above a per occurrence and/or aggregate retention. Receivables for reinsurance coverage are recognized when realization is deemed probable. We may also have business reasons in the future to have our insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. These risks may be considerable in any given year or cumulatively. Our insurance subsidiary does not provide insurance to unrelated parties. Claims as a result of our operations could adversely impact the ability of our insurance subsidiary to respond to all claims presented.
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
Environmental
Our operations and properties are subject to a wide variety of increasingly complex and stringent federal, foreign, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling, storage and disposal of mixed, solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. Sanctions for non-compliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others or for our acts that were in compliance with all applicable laws at the time such acts were performed.

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
Our compliance with federal, foreign, state and local environmental control and protection regulations resulted in pre-tax expense of approximately $22.7 million, $20.0 million and $20.0 million in the years ended December 31, 2024, 2023 and 2022, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $0.8 million, $0.7 million and $1.6 million in the years ended December 31, 2024, 2023 and 2022, respectively. We expect to spend another $3.7 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future, but we anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial condition as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, we can provide no assurance that we will not incur significant environmental compliance costs in the future.
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
The NRC's decommissioning regulations require our Government Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its two licensed facilities at the end of their service lives. We provided financial assurance totaling $68.1 million and $68.1 million during the years ended December 31, 2024 and 2023, respectively, with surety bonds for the ultimate decommissioning of these licensed facilities. These facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. The surety bonds noted above are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC's decommissioning regulations require our Commercial Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its CNSC-licensed facilities at the end of their service lives. We provided financial assurance totaling $28.5 million and $44.3 million during the years ended December 31, 2024 and 2023, respectively, with letters of credit and surety bonds for the ultimate decommissioning of these licensed facilities.
At December 31, 2024 and 2023, we had total environmental accruals, including asset retirement obligations, of $103.4 million and $101.1 million, respectively. Of our total environmental accruals at December 31, 2024 and 2023, $9.2 million and $10.6 million, respectively, were included in current liabilities. Inherent in the estimates of these accruals are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.
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
Available Information
Our website address is www.bwxt.com. We make available through the Investors section of this website under "SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission ("SEC"). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Principles; Code of Business Conduct; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Director Conflict of Interest Policy; Amended and Restated Bylaws; and charters for the Audit and Finance, Governance and Compensation Committees of our Board of Directors.
Item 1A.    RISK FACTORS
Industry Risks
We rely on U.S. Government contracts for a substantial percentage of our revenue, and some of those contracts are subject to continued appropriations by Congress and may be terminated or delayed if future funding is not made available. In addition, the U.S. Government may not renew or may seek to modify or terminate our existing contracts.
For the year ended December 31, 2024, U.S. Government contracts comprised approximately 76% of our total consolidated revenues. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits, which could result in withholding or delaying payments to us, and termination or modification at the U.S. Government's convenience. In addition, some of our large, multi-year contracts with the U.S. Government are subject to annual funding determinations and the continuing availability of Congressional appropriations. Although multi-year operations may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal-year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations.
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
From time to time, the U.S. Government operates under a continuing resolution to continue funding the U.S. Government. Under such a continuing resolution, funding at amounts consistent with appropriated levels for the prior fiscal year are typically available, subject to certain restrictions, but new contract and program starts are not authorized. During periods covered by a continuing resolution, we expect our key programs will continue to be supported and funded under the continuing resolution. However, during periods covered by a continuing resolution, we may experience delays in new awards of our products and services, and those delays could have a material adverse effect on our financial condition, results of operations and cash flows. If Congress is not able to enact appropriations bills or extend a continuing resolution, the U.S. Government would enter a whole or partial shutdown. Additionally, there is a risk that no continuing resolution would be entered into in certain circumstances, which would also cause a whole or partial government shutdown. The impact of any government shutdown is uncertain. However, if a government shutdown were to occur and were to continue for an extended period, our employees could be at risk of furlough and we could be at risk of program cancellations, schedule delays, production halts and other disruptions and nonpayment, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our operations in foreign countries expose us to currency, political and trade risks, including from tariffs, trade barriers, and other protectionist or retaliatory measures, which could impact our results of operations.
We have significant manufacturing and sales operations in foreign countries, particularly in Canada. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. Both the sales from international operations and export sales are subject to varying degrees of risks inherent in doing business outside of the U.S. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations including, but not limited to changes in tariff and trade barriers.
Uncertainty remains with respect to trade policies and treaties between the U.S. and other countries, including Canada, where we manufacture heavy nuclear components and products for our medical radioisotopes business that may be sold to US customers. The U.S. federal government has recently implemented tariffs on certain foreign goods and may implement additional tariffs on foreign goods. For example, in January 2025, the U.S. presidential administration stated its intention to impose a 25% tariff on imports from Canada into the United States, and the Canadian government stated it would take certain retaliatory measures. On February 3, 2025, the U.S. presidential administration and the Canadian prime minister announced a 30-day pause to the implementation of these tariffs. As we currently manufacture substantially all of our products for our medical radioisotope business in Canada, a 25% tariff on all imports from Canada would increase the costs of those products manufactured in Canada and could adversely impact our gross profit for this business if we are unable to pass this cost to our customers. Our Canadian business does not currently have any material contracts for the sale of heavy nuclear components to US customers so the direct risk related to those tariffs is currently negligible. Such tariffs and, if enacted, any further legislation or actions taken by the U.S. federal government or Canadian government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures taken by such governments, could adversely impact our profitability and ability to sell products and services. For example, new or increased tariffs would increase the cost of our products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on our products, which could make our products less competitive and reduce demand from customers. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, contractual terms, and the amount, scope, and nature of the tariffs.

Tariffs and other restrictive trade measures may require us to take various actions, including changing suppliers and restructuring business relationships. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming, disruptive to our operations and distracting to management. Tariffs and trade restrictions can be announced with little or no advance notice, and we may not be able to effectively mitigate all adverse impacts from such measures.
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
We have been, and will likely continue to be, subject to cyber-based attacks and other attempts to threaten our information technology systems, including attempts to gain unauthorized access to our proprietary and sensitive information and attacks from computer hackers, viruses, malicious code, internal threats and other security problems. As a U.S. Government contractor, we may be prone to a greater number of these threats than companies in other industries. These threats range from attacks common to most industries to more advanced and persistent threats from highly-organized adversaries targeting us because we are a U.S. Government contractor. We are required to maintain minimum security standards for handling information under our government contracts and failure to do so could result in termination of those contracts. From time to time, we experience system interruptions and delays; however, prior cyber-based attacks directed at us have not had a material adverse impact on our results of operations. Due to the evolving nature of these security threats, the impact of any future incident cannot be predicted. If we are unable to protect our proprietary and sensitive information, our customers could question the adequacy of our threat mitigation and detection processes and procedures, which could negatively impact our reputation and present and future business. Moreover, the rapid evolution and increased sophistication, availability, and use of artificial intelligence technologies may exacerbate our cybersecurity risks by use of these technologies by us, our customers, suppliers, business partners, third-party providers, and bad actors. These trends may increase the likelihood of cybersecurity events occurring.
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
Our success depends, in part, on our ability to protect our proprietary information and other intellectual property. Our intellectual property could be stolen, challenged, invalidated, circumvented or rendered unenforceable. Furthermore, the increased use of artificial intelligence may raise potential liabilities related to privacy and intellectual property or result in a loss of intellectual property. In addition, effective intellectual property protection may be limited or unavailable in certain jurisdictions where we operate.
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
Our operations are subject to disruption caused by severe weather, environmental and natural disasters and other natural and man-made events that could adversely affect our manufacturing facilities or the infrastructure necessary to support them. Our ability to operate or operate profitably could be significantly impacted, which could have a material adverse effect on our business, financial condition and results of operations.
We operate a number of large manufacturing facilities in the U.S. and Canada, including NRC Category 1 and CNSC-licensed nuclear manufacturing and fuel facilities. While we have experienced disruptions due to severe weather, environmental and natural disasters and other natural and man-made events in the past, including a recent facility closure due to Hurricane Helene, none have had a material adverse effect on our business or operations to date. Similar events impacting the facilities of our customers, suppliers and other subcontractors could also impact our business or disrupt our operations. If insurance or other risk mitigating mechanisms are insufficient for us to recover our costs and resume operations in a timely fashion, it could have a material adverse effect on our business, financial condition and results of operations.
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
A significant number of our employees are members of labor unions. If we are unable to negotiate acceptable new contracts with our unions from time to time, we could experience strikes or other work stoppages by the affected employees. If any such strikes or other work stoppages were to occur, we could experience a significant disruption of operations. In addition, negotiations with unions could divert management's attention. New union contracts or the organization of nonunion employees could result in increased operating costs, as a result of higher wages, higher benefit expenses and other factors, for both union and nonunion employees.
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
In line with industry practice, we are often required to post standby letters of credit, bank guarantees and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit, bank guarantees and surety bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit, bank guarantee or surety bond is required for a particular project and we are unable to obtain such instrument due to insufficient capacity or other reasons, we will not be able to pursue that project. We utilize surety bond facilities, but, as is typically the case, the issuance of surety bonds under these facilities is at the surety's sole discretion. In addition, we have capacity limits under our credit facility for letters of credit and bank guarantees. Moreover, due to events that affect the insurance and bonding and credit markets generally, surety bonds, letters of credit and bank guarantees may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit, bank guarantees and surety bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit, bank guarantees and surety bonds and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2024, we had $35.0 million in letters of credit and bank guarantees and $278.7 million in surety bonds outstanding.
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
Acquisitions may be funded by the issuance of additional equity or debt financing, which may not be available on attractive terms. Our ability to secure such financing will depend in part on prevailing capital market conditions, as well as conditions in our business and operating results. Moreover, to the extent an acquisition transaction financed by non-equity consideration results in goodwill, it will reduce our tangible net worth, which may have an adverse effect on potential credit and surety bond capacity.
Additionally, an acquisition may bring us into a business we have not previously conducted and expose us to additional business risks that are different than those we have historically experienced.
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
Additionally, the Company's competitors may adopt new technologies and technological advancements using artificial intelligence and machine learning to pursue new products and approaches more quickly, successfully and effectively than the Company. We may be unable to successfully integrate the technology into our internal business processes and product and service offerings in a timely, cost-effective manner and may become less competitive as a result.
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
A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Variances from these estimates could have a material adverse effect on us. In addition, our policy to recognize these variances annually through mark to market accounting could result in volatility in our results of operations, which could be material. Service accruals for salaried participants ceased as of December 31, 2015. As of December 31, 2024, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $103.9 million. A substantial portion of our postretirement benefit plan costs are recoverable on our U.S. Government contracts. See Note 7 to our consolidated financial statements included in this Report for additional information regarding our pension and postretirement benefit plan obligations.
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
We must comply with laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. These laws and regulations include the FAR, Defense Federal Acquisition Regulations, the Truth in Negotiations Act, CAS, and laws, regulations, and orders restricting the use and dissemination of classified information under the U.S. export control laws and the export of certain products and technical information. Certain government contracts provide audit rights by government agencies, including with respect to performance, costs, internal controls and compliance with applicable laws and regulations. In complying with these laws and regulations, we may incur significant costs, and non-compliance may result in the imposition of fines and penalties, including contractual damages. If we fail to comply with existing or future laws and regulations or if a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil penalties, criminal penalties, or administrative sanctions, including suspension or debarment from contracting with the U.S. Government. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in facilities and could increase environmental compliance expenditures, including increased energy, raw material and other costs. If we are unable to comply with any such regulatory changes, it could have a material adverse effect on our business, financial condition and results of operations. Further, our reputation could suffer harm if allegations of impropriety were made or found against us, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.
Employee, agent or partner misconduct or our overall failure to comply with laws, regulations or government contracts could weaken our ability to win contracts, lead to the suspension of our operations and result in reduced revenues and profits.
Misconduct, fraud, or other improper activities by one or more of our employees, agents or partners, as well as our failure to comply with applicable laws and regulations, could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified and other information, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting and various other applicable laws or regulations. For example, we regularly provide services that may be highly sensitive or that are related to critical national security matters. If a security breach were to occur, our ability to procure future government contracts could be severely limited. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Further, incorporating artificial intelligence could give rise to litigation risk and risk of non-compliance and unknown cost of compliance, as artificial intelligence is an emerging technology for which the legal and regulatory landscape is not fully developed (including potential liability for breaching intellectual property or privacy rights or laws). While new artificial intelligence initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain artificial intelligence capabilities into our offerings.
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
The Price-Anderson Act partially indemnifies the nuclear industry against liability arising from nuclear incidents in the U.S., while ensuring compensation for the general public. The Price-Anderson Act comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and DOE contractors. Because we provide nuclear fabrication and other services to the DOE relating to its nuclear devices, facilities and other programs and the nuclear power industry in the ongoing maintenance and modifications of its nuclear power plants, including the manufacture of equipment and other components for use in such nuclear power plants, we expect, in the event of a nuclear incident or precautionary evacuation (as such terms are defined in the Atomic Energy Act), to be entitled to the indemnification protections under the Price-Anderson Act against liability arising from nuclear incidents occurring in the U.S. (with an available indemnification amount of approximately $16.5 billion) and in foreign countries (with an available indemnification amount of $2 billion). The statutory authority for indemnification under the Price-Anderson Act has been extended by Congress five times, most recently through December 2065 by Section 107 to the Further Consolidated Appropriations Action, 2024 (Public Law 118-47, March 23, 2024).
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 1C.    CYBERSECURITY
We seek to provide a secure working environment by establishing and maintaining effective security measures to protect the Company’s employees, properties, technology and our customers’ assets from potential threats, including cybersecurity threats. Accordingly, we have implemented numerous controls, technologies and processes and have integrated operational measures into our overall risk management system to assess, identify and manage material risks from internal and external cybersecurity threats.
The Governance Committee of our Board of Directors oversees the Company’s guidelines, policies and processes to assess and manage the Company’s exposure to risks, which include cybersecurity risks. The Committee meets periodically with management to review and discuss major financial risk exposures, including from cybersecurity threats, and the steps management has taken to monitor and control those exposures. As necessary, our Cybersecurity Incident Management Team (“CIMT”) (described below) reports significant cybersecurity threats and incidents to the Governance Committee. The Governance Committee is also periodically briefed by management, including our Chief Digital Officer (“CDO”), with respect to our cybersecurity posture to facilitate its role in overseeing the Company’s overall cybersecurity program.
As a general matter, our CDO is responsible for defining our entire cybersecurity posture. The CDO has oversight in planning the strategy, programs, policies and procedures to protect the organization’s digital assets, information and infrastructure. Our IT Director, Cyber Security serves as the CIMT’s Incident Manager and is the member of management primarily responsible for assessing, identifying, mitigating and managing cybersecurity risks; supervising IT security design, development, implementation and testing; and running the day-to-day operations of our cybersecurity team. Our CDO holds a bachelor’s degree in electronics and telecommunications engineering and has more than 35 years of information technology and cybersecurity experience in various leadership and executive roles. In addition, our IT Director, Cyber Security holds a bachelor’s degree in computer information systems and the Certified Information Systems Security Professional (CISSP) and Information Systems Security Architecture Professional (ISSAP) certifications, as well as over 30 years of experience as an information technology professional with the most recent 15 years specializing in cybersecurity.
The CIMT is responsible for coordinating the containment, response, investigation, reporting and recovery related to a cybersecurity incident, and is an internally led management team made up of leaders from our Communications, Human Resources, IT and Cybersecurity, Legal and Compliance, Risk Management and other departments, including our IT Director, Cyber Security. Team members possess a broad scope of expertise, including cybersecurity, information technology, legal, compliance, risk management, insurance and crisis communications. The CIMT operates under the co-leadership of the General Counsel and CDO, who are responsible for oversight and composition of the CIMT, determining whether an incident warrants activating external service providers, providing updates to the Chief Executive Officer and senior management team, keeping our Governance Committee as well as our Board of Directors informed as appropriate, and ultimately establishing and executing our enterprise-wide incident response strategy.
Training and preparation are essential to the overall success of the CIMT to help ensure team members develop and maintain the operational, technical and managerial skillsets necessary to support the effective function of the CIMT. Our CIMT members undergo training and preparation for cybersecurity incidents like participating in regular cybersecurity incident response tabletop exercises and reviewing lessons learned. Our general cybersecurity team receives extensive on-the-job training with respect to cybersecurity operations, maintenance, analysis, detection, investigation, mitigation and protection. In addition, company-wide cybersecurity and insider threat training is mandated for our employees.
We have processes and controls that oversee, identify and manage cybersecurity risks with respect to our external service providers, including cybersecurity service providers. For example, we review and seek to negotiate terms and conditions in our legal agreements to provide for the adequate protection of confidential information and the Company’s networks and systems and compliance with any applicable cybersecurity requirements, including with respect to any information exchanged. We also review the security controls of hosted solutions in an effort to ensure protection is commensurate with our security requirements. We periodically revalidate those cybersecurity control reviews commensurate with the risk identified. Further, we utilize an external security assessment service to produce security ratings that include detailed descriptions of deficiencies affecting the rating. We seek to respond accordingly to those deficiencies to the extent practicable. Lastly, as appropriate and when feasible, we may visit our service providers’ facilities to observe security practices and physical security controls.
Despite taking extensive precautions, cybersecurity incidents are still possible. In general, when our cybersecurity team detects a cybersecurity threat by way of an alert within our cyber defense systems, employee notice, or otherwise, our IT Director, Cyber Security, along with other relevant personnel, is promptly apprised of the situation, and actively takes steps to prevent, mitigate, or remediate that threat. If a cybersecurity threat appears to progress into a possible cybersecurity incident, our IT Director, Cyber Security serves as the CIMT’s incident manager and the CDO or designee notifies the Chief Risk

Officer of a need to activate the CIMT as appropriate, informs and updates the CIMT and may consult other internal and external resources with the required technical, application, organizational and business knowledge to provide effective advice to the CIMT.
The CIMT responds to potential cybersecurity incidents raised to its attention by making an assessment of the event to determine if a cybersecurity incident has, in fact, occurred, identifying any assets impacted by the incident, determining any information stored and processed by assets identified as compromised, assessing the nature and level of damage that has occurred (accessed, exfiltrated, released to the public, etc.) and revising the assessment throughout the incident response process when additional details are identified.
As a U.S. Government contractor, we may be prone to a greater number of cybersecurity threats than companies in other industries. We believe we are well positioned to meet the requirements of the Cybersecurity Maturity Model Certification ("CMMC") program and are preparing for certification once the requirements are effective. As of the date of this Report, risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition. However, there can be no guarantee that cybersecurity threats and incidents will not materially affect us in the future. See Item 1A of this Report for more information on our cybersecurity risks.

Item 2.    PROPERTIES
The following table provides the segment name, location and general use of each of our principal properties at December 31, 2024 that we own or lease:

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Government Operations
Lynchburg, Virginia	Manufacturing facility (1) (4)	Owned
Barberton, Ohio	Manufacturing facility	Owned
Euclid, Ohio	Manufacturing facility	Owned
Mount Vernon, Indiana	Manufacturing facility	Owned
Erwin, Tennessee	Manufacturing facility (2) (4)	Owned
Commercial Operations
Cambridge, Ontario, Canada	Manufacturing facility	Owned
Peterborough, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2036)
Toronto, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2036)
Kanata, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2038)
Vancouver, British Columbia, Canada	Manufacturing facility (3) (4)	Leased (2031)
Oakville, Ontario, Canada	Manufacturing facility	Leased (2029)
Corporate
Lynchburg, Virginia	Administrative office	Leased (2026)
Washington, District of Columbia	Administrative office	Leased (2033)
Charlotte, North Carolina	Administrative office	Leased (2025)
McLean, Virginia	Administrative office	Leased (2035)
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
•A center for manufacturing and research and development, referred to as the BWXT Innovation Campus. This site is adjacent to the facility noted above.
(2)Nuclear Fuel Services, Inc. ("NFS") operates this facility, which manufactures fuel for naval nuclear reactors and downblends Cold War-era government stockpiles of high-enriched uranium. NFS is the sole provider of nuclear fuel for the U.S. Navy.
(3)These facilities are licensed by the CNSC in order to allow us to fabricate natural uranium fuel and produce medical radioisotopes.
(4)These facilities are subject to review by either the NRC or the CNSC for licensee performance. The performance reviews determine the safe and secure conduct of operations of the facility.
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
Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol BWXT. As of February 20, 2025, there were approximately 1,268 holders of record of our common stock.
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the quarter ended December 31, 2024. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
October 1, 2024 – October 31, 2024	2,109	$116.52	—	$377.6
November 1, 2024 – November 30, 2024	653	121.75	—	$377.6
December 1, 2024 – December 31, 2024	—	—	—	$377.6
Total	2,762	$117.76	—
(1)Includes 2,109, 653 and 0 shares repurchased during October, November and December, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
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
This graph assumes the investment of $100 on December 31, 2019 and the reinvestment of dividends thereafter.
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
Contracts and Revenue Recognition
We generally recognize contract revenue and resulting income over time based on the measurement of the extent of progress toward completion using total costs incurred as a percentage of the total estimated project costs for individual performance obligations. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. If a current estimate of total contract costs indicates a loss on a contract, the projected loss is recognized in full when determined. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or raw material prices. We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report. The aggregate impact of changes in estimates increased our revenue and operating income as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Revenues	$37,908	$24,728	$26,629
Operating Income (1)	$36,770	$24,813	$24,405
(1)During the year ended December 31, 2024, no adjustments to any one contract had a material impact on our consolidated financial statements.
During the year ended December 31, 2023, our Government Operations segment results were favorably impacted by contract adjustments related to a nuclear contract which resulted in an increase in operating income of $22.5 million. Our Government Operations segment also recognized favorable adjustments totaling $27.9 million as a result of the successful negotiation of change orders related to cost growth that was driven by out-of-scope changes associated with the manufacture of non-nuclear components.
During the year ended December 31, 2022, our Government Operations segment results were negatively affected by contract adjustments for cost growth related to the manufacture of non-nuclear components which resulted in a decrease in operating income of $11.3 million.
Contracts may be modified at the request of our customer or initiated by us to amend all or part of an existing contract, including contract type. Depending on the nature of the modification, we consider whether to account for the modification as an adjustment to the existing contract or as a separate contract. Modifications to our contracts are generally accounted for as if they were part of the existing contract as these modifications are not distinct from the existing contract and accounted for as a cumulative adjustment to revenue.
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
We calculate the majority of our pension costs under both financial accounting standards ("FAS") in accordance with GAAP and CAS in accordance with the FAR. We have prepared our consolidated financial statements and segment reporting disclosures utilizing pension costs calculated under FAS. Pension costs calculated under CAS are utilized as the basis for recovery of pension costs on our U.S. Government contracts. For the years ended December 31, 2024, 2023 and 2022, our CAS pension costs attributed to U.S. Government contracts totaled $20.5 million, $13.6 million and $11.7 million, respectively. The amount of recoverable CAS pension costs recognized as revenue on an annual basis may differ from the amounts noted above. See further discussion of our accounting for contracts and revenue recognition above and in Note 1 to our consolidated financial statements included in this Report.
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
The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate and return on plan assets on our FAS pension benefit plan obligations and expense for the year ended December 31, 2024:

	.25% Increase	.25% Decrease
	(In millions)
Discount Rate:
Effect on ongoing net periodic benefit cost (1)	$0.6	$(0.7)
Effect on projected benefit obligation	$(21.0)	$21.8
Return on Plan Assets:
Effect on ongoing net periodic benefit cost	$(2.1)	$2.1
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
We completed our annual review of goodwill for each of our reporting units for the year ended December 31, 2024, which indicated that we had no impairment of goodwill. The fair value of our reporting units was substantially in excess of carrying value.
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
We have completed our annual review of our indefinite-lived intangible assets for the year ended December 31, 2024, which indicated that we had no impairment. The fair value of our indefinite-lived intangible assets was substantially in excess of carrying value.
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

Results of Operations – Years Ended December 31, 2024, 2023 and 2022
Selected financial highlights are presented in the table below:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
REVENUES:
Government Operations	$2,183,040	$2,031,337	$1,808,483
Commercial Operations	523,972	466,344	427,358
Eliminations	(3,358)	(1,372)	(3,007)
	$2,703,654	$2,496,309	$2,232,834
OPERATING INCOME:
Government Operations	$377,875	$374,682	$336,501
Commercial Operations	46,816	37,532	27,418
	$424,691	$412,214	$363,919
Unallocated Corporate	(44,084)	(29,155)	(15,348)
Total Operating Income	$380,607	$383,059	$348,571
This section discusses our 2024 and 2023 results of operations and contains year-to-year comparisons between 2024 and 2023. Discussions of our 2023 results and year-to-year comparisons between 2023 and 2022 that are not included in this Report can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Consolidated Results of Operations
Year Ended December 31, 2024 vs. 2023
Consolidated revenues increased 8.3%, or $207.3 million, to $2,703.7 million in the year ended December 31, 2024 compared to $2,496.3 million in 2023, due to increases in revenues in our Government Operations and Commercial Operations segments of $154.0 million and $57.6 million, respectively.
Consolidated operating income decreased $2.5 million to $380.6 million in the year ended December 31, 2024 compared to $383.1 million in 2023. Operating income in our Government Operations and Commercial Operations segments increased $5.5 million and $9.3 million, respectively. These increases were more than offset by an increase in Unallocated Corporate expenses of $15.8 million when compared to the prior year.
Government Operations

	Year Ended December 31,
	2024	2023	$ Change
	(In thousands)
Revenues	$2,183,040	$2,031,337	$151,703
Operating Income	$377,875	$374,682	$3,193
% of Revenues	17.3%	18.4%
Year Ended December 31, 2024 vs. 2023
Revenues increased 7.5%, or $151.7 million, to $2,183.0 million in the year ended December 31, 2024 compared to $2,031.3 million in 2023. The increase was primarily driven by higher volume in the manufacture of nuclear components for U.S. Government programs of $138.7 million when compared to the prior year. Continued growth in design and engineering work executed by our advanced technologies business, particularly in the defense market, resulted in additional revenues of $62.2 million. These increases were partially offset by a decrease in revenues associated with our downblending operations as well as a decrease in revenues caused by the timing of long-lead material procurements of $36.5 million and $24.7 million, respectively.
Operating income increased $3.2 million to $377.9 million in the year ended December 31, 2024 compared to $374.7 million in 2023, primarily driven by the operating income impact of the changes in revenues noted above.

Commercial Operations

	Year Ended December 31,
	2024	2023	$ Change
	(In thousands)
Revenues	$523,972	$466,344	$57,628
Operating Income	$46,816	$37,532	$9,284
% of Revenues	8.9%	8.0%
Year Ended December 31, 2024 vs. 2023
Revenues increased 12.4%, or $57.6 million, to $524.0 million in the year ended December 31, 2024 compared to $466.3 million in 2023. The increase was primarily related to higher revenues in nuclear components, medical radioisotopes, fuel handling and fuel fabrication, partially offset by lower revenues related to on-site refurbishment work when compared to the prior year.
Operating income increased $9.3 million to $46.8 million in the year ended December 31, 2024 compared to $37.5 million in 2023. The increase was primarily due to the increase in revenues noted above as well as a favorable shift in our product mix which was partially offset by a $4.4 million increase in expenses associated with due diligence and restructuring-related activities when compared to the prior year.
Unallocated Corporate
Unallocated Corporate expenses increased $14.9 million to $44.1 million in the year ended December 31, 2024 compared to $29.2 million in 2023. During the third quarter of 2023, we undertook several initiatives to transform our current information technology infrastructure and to improve the effectiveness of our digital framework. These initiatives are expected to continue into 2026 and accounted for increases in expense of $9.5 million for the year ended December 31, 2024. We also experienced an increase in legal and consulting costs associated with due diligence activities of $4.5 million for the year ended December 31, 2024. These increases were partially offset by a decrease in unallocated healthcare costs when compared to the prior year.
Other Income (Expense)
During the year ended December 31, 2024, other income (expense) increased $29.8 million to a loss of $31.9 million compared to a loss of $61.7 million in 2023. Included in other income (expense) are components of net periodic benefit cost, which include mark to market adjustments due to our immediate recognition of net actuarial gains (losses) for our pension and postretirement benefit plans which changed to a gain of $0.8 million during the year ended December 31, 2024 compared to a loss of $20.9 million for the year ended December 31, 2023. This was caused by a decrease in losses related to mark to market adjustments totaling $20.2 million. In addition, we experienced a decrease in interest expense of $7.6 million in 2024 when compared to the prior year due primarily to a decrease in borrowings coupled with a decline in the weighted-average interest rate on outstanding borrowings under our Credit Facility, as defined below.
Provision for Income Taxes

	Year Ended December 31,
	2024	2023	$ Change
	(In thousands)
Income before Provision for Income Taxes	$348,720	$321,400	$27,320
Provision for Income Taxes	$66,422	$75,079	$(8,657)
Effective Tax Rate	19.0%	23.4%
For the year ended December 31, 2024, our provision for income taxes decreased $8.7 million to $66.4 million, while income before provision for income taxes increased $27.3 million to $348.7 million when compared to the prior year. Our effective tax rate was 19.0% for the year ended December 31, 2024 compared to 23.4% for the year ended December 31, 2023. Our effective tax rate for the year ended December 31, 2024 was lower than the U.S. corporate income tax rate of 21% primarily due to increased benefits from U.S. federal research and development tax credits. Our effective tax rate for the year ended December 31, 2023 was higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our non-U.S. earnings.
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
Liquidity and Capital Resources
Our overall liquidity position, which we generally define as our unrestricted cash and cash equivalents plus amounts available for borrowings under our credit facility, increased by approximately $148.6 million to $797.7 million at December 31, 2024 compared to $649.1 million at December 31, 2023, primarily attributable to improvements in operating cash flows which were used, in part, to repay borrowings under our Revolving Credit Facility, as defined below. We experienced net cash generated from operations in each of the years ended December 31, 2024, 2023 and 2022. Typically, the fourth quarter has been the period of highest cash flows from operating activities because of the timing of payments received from the U.S. Government on accounts receivable retainages and cash dividends received from our joint ventures.
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
The Credit Facility requires interest payments on outstanding loans on a periodic basis until maturity. We were required to make quarterly amortization payments on the Term Loan in an amount equal to 0.625% of the initial aggregate principal amount of the Term Loan on the last business day of each quarter beginning the quarter ending March 31, 2023 and ending the quarter ending December 31, 2024 and are now required to make quarterly amortization payments in an amount equal to 1.25% of the initial aggregate principal amount of the Term Loan on the last business day of each quarter ending after December 31, 2024, with the balance of the Term Loan due at maturity. We may prepay all loans under the Credit Facility at any time without premium or penalty (other than customary Term Secured Overnight Financing Rate ("SOFR") breakage costs), subject to notice requirements.
The Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of December 31, 2024, we were in compliance with all covenants set forth in the Credit Facility.

Outstanding loans under the Credit Facility bear interest at our option at either (1) the Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Revolving Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Revolving Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our consolidated total net leverage ratio. Based on the total net leverage ratio applicable at December 31, 2024, the margin for Term SOFR and base rate loans was 1.25% and 0.25%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.25% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of December 31, 2024, borrowings under our Term Loan totaled $237.5 million, borrowings and letters of credit issued under the Revolving Credit Facility totaled $25.0 million and $1.4 million, respectively, and we had $723.6 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of December 31, 2024, the weighted-average interest rate on outstanding borrowings under our Credit Facility was 5.72%.
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
We may redeem the Senior Notes due 2028, in whole or in part, at any time on or after June 30, 2024 at a redemption price equal to (i) 101.031% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on June 30, 2024 and (ii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after June 30, 2025, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of December 31, 2024, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
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
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of December 31, 2024, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize surety bond facilities to support such obligations, but the issuance of surety bonds under those facilities is typically at the surety's discretion, and the surety bond facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bond capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these surety bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of December 31, 2024, surety bonds issued and outstanding under these arrangements totaled approximately $278.7 million.
Similarly, we have provided letters of credit and bank guarantees to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our Revolving Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit and bank guarantees under our bilateral letter of credit facility is at the issuer’s discretion, and our bilateral letter of credit facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our Credit Facility. Although there can be no assurance that we will maintain our bilateral letter of credit capacity, we believe our current capacity, together with capacity under our Revolving Credit Facility, is adequate to support our existing requirements for the next 12 months. As of December 31, 2024, letters of credit and bank guarantees issued and outstanding under our bilateral letter of credit facility totaled approximately $33.7 million, and such letters of credit and bank guarantees are secured by the collateral under our Credit Facility.
Other
Cash, Cash Equivalents, Restricted Cash and Investments
In the aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments increased by $0.1 million to $91.2 million at December 31, 2024 from $91.1 million at December 31, 2023, primarily due to the items discussed below. Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
	(In thousands)
Domestic	$69,595	$71,177
Foreign	21,585	19,934
Total	$91,180	$91,111
Our working capital increased by $13.0 million to $455.8 million at December 31, 2024 from $442.8 million at December 31, 2023, primarily attributable to the change in income taxes receivable and prepaid expenses which was partially offset by the timing of project cash flows.
Our net cash provided by operating activities increased by $44.7 million to $408.4 million in the year ended December 31, 2024, compared to $363.7 million in the year ended December 31, 2023. The increase in cash provided by operating activities was primarily attributable to the timing of project cash flows.

Our net cash used in investing activities decreased by $1.1 million to $154.6 million in the year ended December 31, 2024, compared to $155.6 million in the year ended December 31, 2023. No single item had a significant impact on the change in cash used in investing activities.
Our net cash used in financing activities increased by $83.4 million to $252.8 million in the year ended December 31, 2024, compared to cash used in financing activities of $169.4 million in the year ended December 31, 2023. The increase in cash used in financing activities was primarily attributable to a reduction in net borrowings of long-term debt of $75.0 million and an increase in repurchases of common stock of $20.0 million.
At December 31, 2024, we had long-term investments with a fair value of $10.6 million. Our investment portfolio consists primarily of corporate bonds and mutual funds.
Cash Requirements
We believe we have sufficient cash and cash equivalents and borrowing capacity, along with cash generated from operations and continued access to debt markets, to satisfy our cash requirements for the next 12 months and beyond.
Our cash requirements as of December 31, 2024 include the following contractual obligations:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt principal	$1,062,500	$12,500	$250,000	$800,000	$—
Interest payments	$203,199	$58,439	$111,760	$33,000	$—
Lease payments	$30,090	$3,930	$5,600	$4,318	$16,242
Our contingent commitments under letters of credit and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)
$ 313,671	$ 133,100	$ 30,192	$ 150,380	$ —
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
During the year ended December 31, 2024, we paid $88.3 million in dividends to holders of our common stock. The declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our business, legal and regulatory requirements and other factors that our Board of Directors may deem relevant.
In April 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock up to an aggregate market value of $500 million. As of December 31, 2024, the total remaining share repurchase authorization was $377.6 million. See Item 5 of this Report for additional share repurchase information.
As discussed in Note 2 to our consolidated financial statements included in this Report, on January 3, 2025, we completed the acquisition of A.O.T., for approximately $105.5 million, subject to certain working capital adjustments. In addition, on December 27, 2024, we entered into an agreement to acquire Kinectrics for approximately CAD 782.7 million, including the assumption of Kinectrics' net pension and debt liabilities, and estimated transaction expenses. The Kinectrics acquisition is targeted to close in the middle of 2025 at which time we expect to make a cash investment of approximately $525.0 million U.S. dollar equivalent.

We expect cash requirements totaling approximately $7.8 million and $1.2 million for contributions to our pension plans and other postretirement benefit plans, respectively, in 2025.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk from changes in interest rates relates primarily to our debt instruments. Our borrowings include both fixed and variable interest rate debt. At December 31, 2024, we had (i) $237.5 million in outstanding borrowings under our Term Loan, $25.0 million in outstanding borrowings under the Revolving Credit Facility, $1.4 million in letters of credit issued under the Revolving Credit Facility and $723.6 million available under the Credit Facility, (ii) an aggregate principal amount of $400 million of Senior Notes due 2028 and (iii) an aggregate principal amount of $400 million of Senior Notes due 2029. See the heading "Liquidity and Capital Resources" in Item 7 of this Report for additional information on our debt instruments.
We also have exposure from changes in interest rates related to our cash equivalents and our investment portfolio, which consists primarily of corporate bonds and mutual funds. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.
We have operations in foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange ("FX") rates or weak economic conditions in those foreign markets. In order to manage the operational risks associated with FX rate fluctuations, we attempt to hedge those risks with FX derivative instruments. Historically, we have hedged those risks with FX forward contracts. At December 31, 2024, the fair values of our outstanding derivative instruments were not significant. We do not enter into speculative derivative positions.
Interest Rate Sensitivity
The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

	Principal Amount by Expected Maturity (In thousands)
At December 31, 2024:								Fair Value at
	Years Ending December 31,							December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	2024
Investments	—	—	$1,479	$—	—	$7,700	$9,179	$10,609
Average Interest Rate	—	—	—	—	—	—
Note Receivable	$6,467	—	—	—	—	—	$6,467	$6,367
Average Interest Rate	6.80%	—	—	—	—	—
Fixed Interest Rate Debt	—	—	—	$400,000	$400,000	$—	$800,000	$746,529
Average Interest Rate	—	—	—	4.13%	4.13%	—
Variable Interest Rate Debt	$12,500	$12,500	$237,500	—	—	—	$262,500	$262,479
Average Interest Rate	5.39%	5.27%	5.28%	—	—	—

At December 31, 2023:								Fair Value at
	Years Ending December 31,							December 31,
	2024	2025	2026	2027	2028	Thereafter	Total	2023
Investments	—	—	—	$1,479	—	$7,002	$8,481	$9,496
Average Interest Rate	—	—	—	9.57%	—	—
Note Receivable	$396	$7,022	—	—	—	—	$7,418	$7,300
Average Interest Rate	6.80%	6.80%	—	—	—	—
Fixed Interest Rate Debt	—	—	—	—	$400,000	$400,000	$800,000	$734,667
Average Interest Rate	—	—	—	—	4.13%	4.13%
Variable Interest Rate Debt	$6,250	$12,500	$12,500	$387,500	—	—	$418,750	$424,751
Average Interest Rate	6.24%	4.98%	4.73%	4.75%	—	—

Exchange Rate Sensitivity
The following table provides information about our FX forward contracts outstanding at December 31, 2024 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average FX rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual FX rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands)
	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2025	December 31, 2024	Exchange Rate
Canadian dollar	$6,786	$(290)	1.3767
U.S. dollar (selling Canadian dollar)	$409,848	$8,371	1.4055
Euro (selling Canadian dollar)	$19,175	$(38)	1.4957

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2026	December 31, 2024	Exchange Rate
U.S. dollar (selling Canadian dollar)	$4,318	$179	1.3502
Euro (selling Canadian dollar)	$1,720	$(25)	1.5216

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of BWX Technologies, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BWX Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Over Time Revenue Recognition – Estimating Costs at Completion – Refer to Note 1 and Note 3 to the Financial Statements
Critical Audit Matter Description
The Company generally recognizes contract revenue and related costs over time for individual performance obligations based on a cost-to-cost method in accordance with Financial Accounting Standards Board Topic Revenue from Contracts with Customers. The Company recognizes estimated contract revenue and resulting income based on the measurement of the extent of progress toward completion as a percentage of the total project. The Company reviews contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs to complete the performance obligation.
Given the significance of revenue and the level of judgment involved in estimating total costs to complete the performance obligations used to recognize revenue for long-term contracts, auditing such estimates involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenue recognized over time, including management’s estimates of total contract costs to complete its performance obligations, included the following, among others:
•We tested the effectiveness of controls over revenue recognized over time, including those over cost estimates at completion for performance obligations.
•We tested recorded revenue using analytical procedures.
•We analyzed cumulative adjustments recorded during the year and separately tested those with characteristics of audit interest due to their size to determine that the adjustments were the result of changes in facts and circumstances, recorded in the appropriate period, and for the appropriate amount.
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

Charlotte, North Carolina
February 24, 2025
We have served as the Company's auditor since 2009.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except share and per share amounts)
Revenues	$2,703,654	$2,496,309	$2,232,834
Costs and Expenses:
Cost of operations	2,048,447	1,875,716	1,680,899
Research and development costs	7,478	7,613	9,535
Losses on asset disposals and impairments, net	4,390	1,034	5,520
Selling, general and administrative expenses	318,663	279,694	234,282
Total Costs and Expenses	2,378,978	2,164,057	1,930,236
Equity in Income of Investees	55,931	50,807	45,973
Operating Income	380,607	383,059	348,571
Other Income (Expense):
Interest income	2,554	2,359	758
Interest expense	(39,475)	(47,036)	(36,410)
Other – net	5,034	(16,982)	1,458
Total Other Income (Expense)	(31,887)	(61,659)	(34,194)
Income before Provision for Income Taxes	348,720	321,400	314,377
Provision for Income Taxes	66,422	75,079	75,757
Net Income	$282,298	$246,321	$238,620
Net Income Attributable to Noncontrolling Interest	(357)	(472)	(429)
Net Income Attributable to BWX Technologies, Inc.	$281,941	$245,849	$238,191
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$3.08	$2.68	$2.60
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$3.07	$2.68	$2.60
Shares used in the computation of earnings per share (Note 17):
Basic	91,572,674	91,619,156	91,447,088
Diluted	91,859,732	91,874,537	91,702,111
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net Income	$282,298	$246,321	$238,620
Other Comprehensive Income (Loss):
Currency translation adjustments	(42,404)	12,876	(34,834)
Derivative financial instruments:
Unrealized gains arising during the period, net of tax provision of $(213), $(247) and $(89), respectively	667	717	267
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $245, $91 and $(181), respectively	(734)	(264)	532
Benefit obligations:
Unrecognized losses arising during the period, net of tax benefit of $9, $530 and $802, respectively	(1,297)	(1,631)	(2,559)
Recognition of benefit plan costs, net of tax benefit of $(344), $(609) and $(657), respectively	2,981	2,669	2,626
Investments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $(11), $(27) and $28, respectively	39	100	(105)
Other Comprehensive Income (Loss)	(40,748)	14,467	(34,073)
Total Comprehensive Income	241,550	260,788	204,547
Comprehensive Income Attributable to Noncontrolling Interest	(357)	(472)	(429)
Comprehensive Income Attributable to BWX Technologies, Inc.	$241,193	$260,316	$204,118
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2024	2023
	(In thousands)
Current Assets:
Cash and cash equivalents	$74,109	$75,766
Restricted cash and cash equivalents	2,785	2,858
Accounts receivable – trade, net	99,112	70,180
Accounts receivable – other	53,199	16,339
Retainages	33,667	55,181
Contracts in progress	577,745	533,155
Other current assets	89,380	64,322
Total Current Assets	929,997	817,801
Property, Plant and Equipment, Net	1,278,161	1,228,520
Investments	10,609	9,496
Goodwill	287,362	297,020
Deferred Income Taxes	6,569	16,332
Investments in Unconsolidated Affiliates	99,403	88,608
Intangible Assets	165,325	185,510
Other Assets	92,498	103,778
TOTAL	$2,869,924	$2,747,065
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2024	2023
	(In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$12,500	$6,250
Accounts payable	158,077	126,651
Accrued employee benefits	77,234	64,544
Accrued liabilities – other	65,100	70,210
Advance billings on contracts	161,290	107,391
Total Current Liabilities	474,201	375,046
Long-Term Debt	1,042,970	1,203,422
Accumulated Postretirement Benefit Obligation	16,515	18,466
Environmental Liabilities	94,225	90,575
Pension Liability	82,602	82,786
Other Liabilities	79,007	43,469
Commitments and Contingencies (Note 10)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 128,320,295 and 128,065,521 shares at December 31, 2024 and 2023, respectively	1,283	1,281
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; no shares issued	—	—
Capital in excess of par value	228,889	206,478
Retained earnings	2,287,151	2,093,917
Treasury stock at cost, 36,869,498 and 36,537,695 shares at December 31, 2024 and 2023, respectively	(1,388,432)	(1,360,862)
Accumulated other comprehensive income (loss)	(48,211)	(7,463)
Stockholders' Equity – BWX Technologies, Inc.	1,080,680	933,351
Noncontrolling interest	(276)	(50)
Total Stockholders' Equity	1,080,404	933,301
TOTAL	$2,869,924	$2,747,065
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
		(In thousands, except share and per share amounts)
Balance December 31, 2021	127,311,985	$1,273	$174,288	$1,775,751	$12,143	$(1,326,280)	$637,175	$60	$637,235
Net income	—	—	—	238,191	—	—	238,191	429	238,620
Dividends declared ($0.88 per share)	—	—	—	(80,972)	—	—	(80,972)	—	(80,972)
Currency translation adjustments	—	—	—	—	(34,834)	—	(34,834)	—	(34,834)
Derivative financial instruments	—	—	—	—	799	—	799	—	799
Defined benefit obligations	—	—	—	—	67	—	67	—	67
Available-for-sale investments	—	—	—	—	(105)	—	(105)	—	(105)
Exercises of stock options	35,878	—	852	—	—	—	852	—	852
Shares placed in treasury	—	—	—	—	—	(26,990)	(26,990)	—	(26,990)
Stock-based compensation charges	323,893	4	14,123	—	—	—	14,127	—	14,127
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(444)	(444)
Balance December 31, 2022	127,671,756	$1,277	$189,263	$1,932,970	$(21,930)	$(1,353,270)	$748,310	$45	$748,355
Net income	—	—	—	245,849	—	—	245,849	472	246,321
Dividends declared ($0.92 per share)	—	—	—	(84,902)	—	—	(84,902)	—	(84,902)
Currency translation adjustments	—	—	—	—	12,876	—	12,876	—	12,876
Derivative financial instruments	—	—	—	—	453	—	453	—	453
Defined benefit obligations	—	—	—	—	1,038	—	1,038	—	1,038
Available-for-sale investments	—	—	—	—	100	—	100	—	100
Exercises of stock options	56,005	2	1,321	—	—	—	1,323	—	1,323
Shares placed in treasury	—	—	—	—	—	(7,592)	(7,592)	—	(7,592)
Stock-based compensation charges	337,760	2	15,894	—	—	—	15,896	—	15,896
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(567)	(567)
Balance December 31, 2023	128,065,521	$1,281	$206,478	$2,093,917	$(7,463)	$(1,360,862)	$933,351	$(50)	$933,301
Net income	—	—	—	281,941	—	—	281,941	357	282,298
Dividends declared ($0.96 per share)	—	—	—	(88,707)	—	—	(88,707)	—	(88,707)
Currency translation adjustments	—	—	—	—	(42,404)	—	(42,404)	—	(42,404)
Derivative financial instruments	—	—	—	—	(68)	—	(68)	—	(68)
Defined benefit obligations	—	—	—	—	1,684	—	1,684	—	1,684
Available-for-sale investments	—	—	—	—	40	—	40	—	40
Exercises of stock options	25,243	—	733	—	—	—	733	—	733
Shares placed in treasury	—	—	—	—	—	(27,570)	(27,570)	—	(27,570)
Stock-based compensation charges	229,531	2	21,678	—	—	—	21,680	—	21,680
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(583)	(583)
Balance December 31, 2024	128,320,295	$1,283	$228,889	$2,287,151	$(48,211)	$(1,388,432)	$1,080,680	$(276)	$1,080,404
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net Income	$282,298	$246,321	$238,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,862	78,566	73,842
Income of investees, net of dividends	(10,598)	11,130	(3,461)
Losses on asset disposals and impairments - net	4,390	1,034	5,520
Provision for deferred taxes	19,845	(5,128)	5,515
Recognition of (gains) losses for pension and postretirement plans	14,147	34,087	49,868
Stock-based compensation expense	21,680	15,896	14,127
Other, net	(83)	(1,530)	2,175
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(47,571)	462	15,167
Accounts payable	34,532	(9,025)	(40,495)
Retainages	21,514	(6,615)	4,189
Contracts in progress and advance billings on contracts	(7,155)	28,868	(38,615)
Income taxes	1,650	(4,786)	(764)
Accrued and other current liabilities	865	(9,754)	(18,948)
Pension liabilities, accrued postretirement benefit obligations and employee benefits	881	(6,964)	(68,535)
Other, net	(13,829)	(8,861)	6,499
NET CASH PROVIDED BY OPERATING ACTIVITIES	408,428	363,701	244,704
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(153,647)	(151,286)	(198,312)
Acquisition of businesses	—	—	(47,328)
Purchases of securities	—	(2,343)	(3,803)
Sales and maturities of securities	—	5,996	3,813
Investments, net of return of capital, in equity method investees	(197)	—	(11,450)
Other, net	(717)	(8,009)	844
NET CASH USED IN INVESTING ACTIVITIES	(154,561)	(155,642)	(256,236)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	456,000	353,100	978,200
Repayments of long-term debt	(612,250)	(434,350)	(878,200)
Payment of debt issuance costs	—	—	(2,405)
Repurchases of common stock	(20,000)	—	(20,000)
Dividends paid to common shareholders	(88,349)	(84,974)	(81,074)
Cash paid for shares withheld to satisfy employee taxes	(7,570)	(7,592)	(6,588)
Settlements of forward contracts, net	19,591	3,689	24,013
Other, net	(207)	756	6
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(252,785)	(169,371)	13,952
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(2,126)	1,937	(1,205)
TOTAL (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(1,044)	40,625	1,215
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,615	40,990	39,775
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80,571	$81,615	$40,990
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$72,426	$63,216	$51,343
Income taxes (net of refunds)	$45,508	$84,478	$71,755
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$17,537	$7,105	$9,588
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the consolidated financial statements of BWX Technologies, Inc. ("BWXT") in U.S. dollars in accordance with accounting principles generally accepted in the United States ("GAAP").
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We classify assets and liabilities related to long-term contracts as current using the duration of the related contract or program as our operating cycle, which is generally longer than one year. We have recast certain amounts previously reported in our consolidated statements of cash flows to conform to the presentation at December 31, 2024. We present the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.
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
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued updates to Topic Segment Reporting to improve disclosures about a public company's reportable segments. During the year ended December 31, 2024, we adopted the provisions of this update which are included in Note 15. The revised disclosures include additional, more detailed information about our reportable segment's expenses as well as the title and position of our Chief Operating Decision Maker ("CODM"). These disclosure changes will be included in interim periods beginning in the year ending December 31, 2025. The adoption of these provisions had no impact on our results of operations, financial position or cash flows.
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
Contracts and Revenue Recognition
We generally recognize contract revenues and related costs over time for individual performance obligations based on a cost-to-cost method in accordance with the FASB Topic Revenue from Contracts with Customers. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress toward completion as a percentage of the total project. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for uninstalled materials, if such costs do not depict our performance in transferring control of goods or services to the customer. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. We recognize revenue on certain cost plus and time and materials contracts equal to the amount we have the right to invoice the customer when performance obligations are satisfied over time and the invoice amount corresponds directly with the value we are providing the customer. Certain of our contracts recognize revenue at a point in time, and revenue on these contracts is recognized when control transfers to the customer. The majority of our revenue that is recognized at a point in time is related to parts and certain medical radioisotopes and radiopharmaceuticals in our Commercial Operations segment. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.
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
Research and development activities totaled $53.7 million, $53.0 million and $45.4 million in the years ended December 31, 2024, 2023 and 2022, respectively. This includes amounts paid for by our customers of $46.2 million, $45.4 million and $35.9 million in the years ended December 31, 2024, 2023 and 2022, respectively.
Capitalization of Interest Cost
We capitalize interest in accordance with FASB Topic Interest. We incurred total interest of $65.7 million, $73.6 million and $53.9 million in the years ended December 31, 2024, 2023 and 2022, respectively, of which we capitalized $26.3 million, $26.6 million and $17.5 million in the years ended December 31, 2024, 2023 and 2022, respectively.
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
Certain jurisdictions now implement the Organization for Economic Cooperation and Development’s Pillar Two rules regarding a 15% global minimum tax effective January 1, 2024. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two it had no impact on our provision for income taxes for the year ended December 31, 2024 and we do not currently expect Pillar Two to significantly impact our provision for income taxes in the future.
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

We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2024, we had restricted cash and cash equivalents totaling $6.5 million, $3.7 million of which was held for future decommissioning of facilities (which is included in Other Assets on our consolidated balance sheets) and $2.8 million of which was held to meet reinsurance reserve requirements of our captive insurer.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our consolidated balance sheets to the totals presented on our consolidated statements of cash flows:

	December 31,
	2024	2023
	(In thousands)
Cash and cash equivalents	$74,109	$75,766
Restricted cash and cash equivalents	2,785	2,858
Restricted cash and cash equivalents included in Other Assets	3,677	2,991
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our consolidated statements of cash flows	$80,571	$81,615
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
Inventories
We carry our inventory at the lower of cost or net realizable value using either the weighted-average or first-in, first-out methods. At December 31, 2024 and 2023, Other current assets included inventories totaling $40.3 million and $27.4 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment
We carry our property, plant and equipment at depreciated cost, less any impairment provisions. We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 40 years for buildings and three to 14 years for machinery and equipment. Our depreciation expense was $72.9 million, $65.6 million and $61.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.
Property, plant and equipment is stated at cost and is set forth below:

	December 31,
	2024	2023
	(In thousands)
Land	$10,608	$10,627
Buildings	417,189	381,081
Machinery and equipment	1,166,236	1,108,504
Property under construction	584,539	571,758
	2,178,572	2,071,970
Less: Accumulated depreciation	900,411	843,450
Property, Plant and Equipment, Net	$1,278,161	$1,228,520

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
The following summarizes the changes in the carrying amount of Goodwill:

	Government Operations	Commercial Operations	Total
	(In thousands)
Balance at December 31, 2022	$172,087	$121,078	$293,165
Purchase price adjustment	588	—	588
Translation	578	2,689	3,267
Balance at December 31, 2023	$173,253	$123,767	$297,020
Translation	(199)	(9,459)	(9,658)
Balance at December 31, 2024	$173,054	$114,308	$287,362
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

Our Intangible Assets were as follows:

	December 31,
	2024	2023	2022
	(In thousands)
Amortized intangible assets:
Gross cost:
Technical support agreement	$61,309	$66,562	$65,069
Customer relationships	55,394	57,103	56,176
Unpatented technology	37,634	40,540	39,609
CNSC class 1B nuclear facility license	23,644	25,670	25,094
Acquired backlog	13,248	13,882	13,537
Patented technology	694	755	738
All other	765	831	812
Total	$192,688	$205,343	$201,035
Accumulated amortization:
Technical support agreement	$(17,104)	$(15,676)	$(12,495)
Customer relationships	(26,029)	(23,649)	(20,590)
Unpatented technology	(11,650)	(10,345)	(7,966)
CNSC class 1B nuclear facility license	(6,337)	(6,023)	(5,052)
Acquired backlog	(9,140)	(7,116)	(4,474)
Patented technology	(508)	(483)	(405)
All other	(425)	(371)	(271)
Total	$(71,193)	$(63,663)	$(51,253)
Net amortized intangible assets	$121,495	$141,680	$149,782
Unamortized intangible assets:
NRC category 1 license	$43,830	$43,830	$43,830
The following summarizes the changes in the carrying amount of Intangible Assets:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Balance at beginning of period	$185,510	$193,612	$185,551
Acquisitions (Note 2)	—	—	28,500
Amortization expense	(11,363)	(11,396)	(10,901)
Translation	(8,822)	3,294	(9,538)
Balance at end of period	$165,325	$185,510	$193,612

Estimated amortization expense for the next five fiscal years is as follows (amounts in thousands):

Year Ended December 31,	Amount
2025	$10,931
2026	$9,818
2027	$8,207
2028	$7,451
2029	$7,366
Leases
We lease certain manufacturing facilities, office space and equipment under operating leases with terms of one to 20 years. Certain of the leases include options to renew for periods of one to ten years. We include lease options in our determination of the right-of-use asset and lease liability if it is reasonably certain that we will exercise one or more of the options. Leases with initial terms of 12 months or less are excluded from our right-of-use assets and lease liabilities. Our right-of-use assets are included in Other Assets on our consolidated balance sheets. Our current lease liabilities are included in Accrued liabilities – other, and our noncurrent lease liabilities are included in Other Liabilities on our consolidated balance sheets. We use discount rates based on our incremental borrowing rate as most of our leases do not provide an implicit rate that can be readily determined.
During the year ended December 31, 2024, we recognized lease expense of $7.4 million, which included $1.5 million related to the amortization of favorable lease agreements, and paid cash of $5.9 million for our operating leases. During the years ended December 31, 2023 and 2022, we recognized lease expense of $7.9 million and $8.6 million, respectively. At December 31, 2024, our weighted-average remaining lease term was 14.29 years, and for the purpose of measuring the present value of our lease liabilities, the weighted-average discount rate was 5.37%. The maturities of our lease liabilities at December 31, 2024 were as follows (amounts in thousands):

2025	$3,930
2026	$3,243
2027	$2,357
2028	$2,305
2029	$2,013
Thereafter	$16,242
Total lease payments	$30,090
Less: Interest	$(9,003)
Present value of lease liabilities (1)	$21,087
(1)Includes current lease liabilities of $3.8 million.
At December 31, 2024, our right-of-use assets totaled $43.5 million. The difference between our right-of-use assets and lease liabilities primarily resulted from favorable lease agreements related to acquisitions.
Warranty Expense
We accrue estimated warranty expense, included in Cost of operations on our consolidated statements of income, to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows. Included in Accrued liabilities – other on our consolidated balance sheets were accrued warranty expenses totaling $6.8 million and $6.4 million at December 31, 2024 and 2023, respectively.
Deferred Debt Issuance Costs
We have included deferred debt issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of our debt liability. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Balance at beginning of period	$9,078	$11,126	$10,696
Additions	—	—	2,405
Interest expense	(2,048)	(2,048)	(1,975)
Balance at end of period	$7,030	$9,078	$11,126
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

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Balance at beginning of period	$79,541	$82,512	$84,132
Costs incurred	(1,172)	(3,471)	(1,223)
Additions/adjustments	(3,201)	(6,512)	(4,289)
Accretion	7,003	6,939	5,158
Translation	(465)	73	(1,266)
Balance at end of period (1)	$81,706	$79,541	$82,512
(1)Includes current asset retirement obligations of $1.1 million, $2.3 million and $4.7 million at December 31, 2024, 2023 and 2022, respectively.
Self-Insurance
We have a wholly owned insurance subsidiary that provides employer's liability, general and automotive liability and primary workers' compensation insurance and, from time to time, builder's risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in Other Liabilities on our consolidated balance sheets were reserves for self-insurance totaling $4.4 million and $4.1 million at December 31, 2024 and 2023, respectively.
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
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	December 31,
	2024	2023
	(In thousands)
Currency translation adjustments	$(33,735)	$8,669
Net unrealized gain on derivative financial instruments	490	558
Unrecognized prior service cost on benefit obligations	(15,233)	(16,917)
Net unrealized gain on available-for-sale investments	267	227
Accumulated other comprehensive income (loss)	$(48,211)	$(7,463)

The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected consolidated statements of income line items are as follows:

	Year Ended December 31,
	2024	2023	2022
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)			Line Item Presented
Realized (loss) gain on derivative financial instruments	$(96)	$(72)	$(370)	Revenues
	1,075	427	(343)	Cost of operations
	979	355	(713)	Total before tax
	(245)	(91)	181	Provision for Income Taxes
	$734	$264	$(532)	Net Income
Amortization of prior service cost on benefit obligations	$(3,325)	$(3,278)	$(3,283)	Other – net
	344	609	657	Provision for Income Taxes
	$(2,981)	$(2,669)	$(2,626)	Net Income
Total reclassification for the period	$(2,247)	$(2,405)	$(3,158)
Foreign Currency Translation
We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of Accumulated other comprehensive income (loss). We report foreign currency transaction gains and losses in income. We have included in Other – net, transaction gains (losses) of $1.7 million, $1.8 million and $(1.4) million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At December 31, 2024, we had deferred approximately $0.5 million of net gains on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the years ended December 31, 2024, 2023 and 2022, we recognized (gains) losses of $(38.0) million, $5.1 million and $(27.1) million, respectively, in Other – net on our consolidated statements of income associated with FX forward contracts not designated as hedging instruments.
At December 31, 2024, our derivative financial instruments consisted of FX forward contracts with a total notional value of $441.8 million with maturities extending to July 2026. These instruments consisted primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our Credit Facility.
New Accounting and Disclosure Standards
In December 2023, the FASB issued updates to Topic Income Taxes to provide, on an annual basis, disaggregated disclosures with respect to the reconciliation of our effective tax rate, as well as a disaggregation of income taxes paid, net of refunds received. The new standard is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard and expect that it will only require changes to our disclosures with no impact on our results of operations, financial position or cash flows.
In March 2024, the Securities and Exchange Commission ("SEC") issued a final rule under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require us to provide climate-related disclosures in annual reports and registration statements beginning with our annual report for the year ending December 31, 2025. The rule, as issued, would require disclosure of material climate-related risks, our governance and risk management of climate-related risks and any material climate-related targets or goals, greenhouse gas emissions as well as disclosure of the financial statement effects inclusive of capitalized costs, expenses incurred and losses resulting from severe weather events and natural conditions. In April 2024, the SEC issued an order staying the final rule pending the completion of litigation filed in federal courts challenging it. We are currently evaluating the impact of the final rule and related litigation on our disclosures.
In November 2024, the FASB issued updates to Topic Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses. These updates require a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The updates are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. A public entity may apply these amendments on a prospective basis or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of the adoption of this standard and expect that it will only require changes to our disclosures with no impact on our results of operations, financial position or cash flows.
NOTE 2 – ACQUISITIONS
Aerojet Ordnance Tennessee, Inc.
On November 4, 2024, we announced our intention to acquire Aerojet Ordnance Tennessee, Inc. ("A.O.T"), a subsidiary of L3Harris Technologies, Inc.. This acquisition was subsequently completed on January 3, 2025 for approximately $105.5 million, subject to certain working capital adjustments. A.O.T is a leading provider of advanced special materials which will further enhance our capabilities to develop and manufacture advanced materials and products for commercial, military and space applications. A.O.T. will be reported as part of our Government Operations segment. As of the date of this filing, we have not completed a preliminary purchase price allocation.
Kinectrics Inc.
On December 27, 2024, we entered into an agreement to acquire Kinectrics Holdings, Inc., the parent company of Kinectrics Inc. ("Kinectrics") for approximately CAD 782.7 million subject to certain working capital adjustments. This acquisition is targeted to close in the middle of 2025, following necessary regulatory and other approvals, for approximately $525.0 million U.S. dollar equivalent. Kinectrics is a leader in providing lifecycle management services for the global nuclear power and transmission and distribution markets and in the production and supply of isotopes for the radiopharmaceutical industry and employs over 1,300 employees located across 20 sites worldwide. Following the close, Kinectrics will be reported as part of our Commercial Operations segment. Due to the pending nature of this transaction, we have not initiated a preliminary purchase price allocation as of the date of this filing.
NOTE 3 – REVENUE RECOGNITION
Contracts and Revenue Recognition
Government Operations
Our Government Operations segment recognizes revenue over time for the manufacturing of naval nuclear reactor components and fuel, the downblending of high-enriched uranium and the development of advanced nuclear reactors for power and propulsion applications. Certain of our contracts contain two or more different types of components, each of which we identify as a separate performance obligation. We recognize revenue using a cost-to-cost method to measure progress as control is continually transferred to the customer as we incur costs on the performance obligations. We determine the stand-alone selling price of our performance obligations based on the expected cost plus margin approach. We allocate revenue to the individual performance obligations within contracts with multiple performance obligations based on the stand-alone selling price of the individual performance obligations.
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
Our Government Operations segment's contracts primarily allow for billings as costs are incurred, subject to certain retainages that require milestones to be reached for the remaining consideration to be paid. Our fuel and downblending contracts allow billing when we achieve certain milestones related to our progress.
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
Disaggregated Revenues
We allocate geographic revenues based on the location of the customers' operations. Revenues by geographic area and customer type were as follows:

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$2,068,239	$—	$2,068,239	$1,884,671	$—	$1,884,671	$1,703,005	$—	$1,703,005
Non-Government	86,012	75,954	161,966	123,604	57,654	181,258	91,653	31,120	122,773
	$2,154,251	$75,954	$2,230,205	$2,008,275	$57,654	$2,065,929	$1,794,658	$31,120	$1,825,778
Canada:
Government	$127	$—	$127	$245	$—	$245	$79	$—	$79
Non-Government	747	430,385	431,132	778	389,234	390,012	3,134	373,705	376,839
	$874	$430,385	$431,259	$1,023	$389,234	$390,257	$3,213	$373,705	$376,918
Other:
Government	$12,165	$—	$12,165	$10,016	$—	$10,016	$1,356	$—	$1,356
Non-Government	15,750	17,633	33,383	12,023	19,456	31,479	9,256	22,533	31,789
	$27,915	$17,633	$45,548	$22,039	$19,456	$41,495	$10,612	$22,533	$33,145
Segment Revenues	$2,183,040	$523,972	2,707,012	$2,031,337	$466,344	2,497,681	$1,808,483	$427,358	2,235,841
Eliminations			(3,358)			(1,372)			(3,007)
Revenues			$2,703,654			$2,496,309			$2,232,834

Revenues by timing of transfer of goods or services were as follows:

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$2,175,010	$439,504	$2,614,514	$2,012,949	$392,060	$2,405,009	$1,798,388	$370,198	$2,168,586
Point-in-time	8,030	84,468	92,498	18,388	74,284	92,672	10,095	57,160	67,255
Segment Revenues	$2,183,040	$523,972	2,707,012	$2,031,337	$466,344	2,497,681	$1,808,483	$427,358	2,235,841
Eliminations			(3,358)			(1,372)			(3,007)
Revenues			$2,703,654			$2,496,309			$2,232,834
Revenues by contract type were as follows:

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$1,173,728	$17,379	$1,191,107	$1,218,516	$11,119	$1,229,635	$1,226,265	$9,728	$1,235,993
Firm-Fixed-Price	590,884	315,061	905,945	469,138	312,236	781,374	334,076	300,129	634,205
Cost-Plus Fee	388,116	—	388,116	337,598	—	337,598	244,063	—	244,063
Time-and-Materials	30,312	191,532	221,844	6,085	142,989	149,074	4,079	117,501	121,580
Segment Revenues	$2,183,040	$523,972	2,707,012	$2,031,337	$466,344	2,497,681	$1,808,483	$427,358	2,235,841
Eliminations			(3,358)			(1,372)			(3,007)
Revenues			$2,703,654			$2,496,309			$2,232,834
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

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Revenues	$37,908	$24,728	$26,629
Operating Income (1)	$36,770	$24,813	$24,405
(1)During the year ended December 31, 2024, no adjustments to any one contract had a material impact on our consolidated financial statements.
During the year ended December 31, 2023, our Government Operations segment results were favorably impacted by contract adjustments related to a nuclear operations contract which resulted in an increase in operating income of $22.5 million. Our Government Operations segment also recognized favorable adjustments totaling $27.9 million as a result of the successful negotiation of change orders related to cost growth that was driven by out-of-scope changes associated with the manufacture of non-nuclear components.
During the year ended December 31, 2022, our Government Operations segment results were negatively affected by contract adjustments for cost growth related to the manufacture of non-nuclear components which resulted in a decrease in operating income of $11.3 million.

Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. Costs specific to certain contracts for which we recognize revenue at a point in time are also included in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized over time. In accordance with contract terms, certain amounts that are withheld by our customers and are classified within Retainages. Certain of these amounts require conditions other than the passage of time to be achieved, with the remaining amounts only requiring the passage of time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled receivables. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the year ended December 31, 2024, our unbilled receivables increased $39.5 million primarily as a result of decreases in cost in excess of billings on our fixed-price incentive fee contracts and the timing of milestone billings on certain firm-fixed-price contracts within our Government Operations segment, partially offset by increases due to the timing of milestone billings on firm-fixed-price contracts within our Commercial Operations segments. During the year ended December 31, 2024, our Advance billings on contracts increased $53.9 million primarily as a result of revenue recognized in excess of billings on certain firm-fixed-price contracts within our Government Operations segment. Certain contracts within our Government Operations segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments made during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts.

	December 31,	December 31,
	2024	2023
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$559,415	$519,931
Retainages	$33,667	$55,181
Advance billings on contracts	$161,290	$107,391
During the years ended December 31, 2024 and 2023, we recognized $87.0 million and $70.8 million of revenue that was in Advance billings on contracts at the beginning of each year, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Our backlog is equal to our remaining performance obligations under contracts that meet the criteria in FASB Topic Revenue from Contracts with Customers. At December 31, 2024, our ending backlog was $4,842.5 million, which included $387.4 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 48% of the revenue associated with our backlog by the end of 2025, with the remainder to be recognized thereafter.
NOTE 4 – EQUITY METHOD INVESTMENTS
We have investments in entities that we account for using the equity method. Our share of the undistributed earnings of our equity method investees were $40.4 million and $31.1 million at December 31, 2024 and 2023, respectively. These amounts are included in Investments in Unconsolidated Affiliates on our consolidated balance sheets.

The following tables summarize combined balance sheet and income statement information for investments accounted for under the equity method:

	December 31,
	2024	2023
	(In thousands)
Current assets	$567,185	$555,364
Noncurrent assets	1,302	1,933
Total Assets	$568,487	$557,297
Total Liabilities	$285,225	$307,562
Owners' equity	283,262	249,735
Total Liabilities and Owners' Equity	$568,487	$557,297

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Revenues	$5,864,628	$5,334,822	$4,580,032
Gross profit	$198,616	$185,345	$176,592
Net income	$195,256	$181,981	$173,339
Reimbursable costs recorded in revenues by the unconsolidated joint ventures in our Government Operations segment totaled $5,495.9 million, $5,126.6 million and $4,453.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Income taxes for the investees are the responsibility of the respective owners. Accordingly, no provision for income taxes has been recorded by the investees.
Reconciliations of net income per combined income statement information of our investees to equity in income of investees per our consolidated statements of income are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Equity income based on stated ownership percentages	$55,967	$50,595	$46,784
GAAP and other adjustments	(36)	212	(811)
Equity in income of investees	$55,931	$50,807	$45,973
Our transactions with unconsolidated affiliates were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Sales to	$23,068	$18,530	$19,857
Dividends received	$45,333	$61,937	$42,512
Capital contributions, net of returns	$197	$—	$11,450
At December 31, 2024 and 2023, Accounts receivable – other included amounts due from unconsolidated affiliates of $0.0 million and $1.1 million, respectively.
NOTE 5 – INCOME TAXES
We are subject to federal income tax in the U.S., Canada and the U.K., as well as income tax within multiple U.S. state jurisdictions. We provide for income taxes based on the enacted tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to nominal rates and with respect to the basis on which these rates are applied. This variation, along with the changes in our mix of income within these jurisdictions, can contribute to shifts in our effective tax rate from period to period. As of the date of this filing, we are not currently under audit by any domestic or international tax authority.
We apply the provisions of FASB Topic Income Taxes regarding the treatment of uncertain tax positions. A reconciliation of unrecognized tax benefits (exclusive of interest and federal and state benefits) is as follows (amounts in thousands):

Year Ended December 31, 2024	Amount
Balance at beginning of period (1)	$—
Additions based on tax positions taken in the current year	2,121
Additions based on tax positions taken in prior years	19,027
Changes for tax positions taken in prior years	—
Settlements with tax authorities	—
Balance at end of period	$21,148
(1)We did not have any uncertain tax positions or activity during the years ended December 31, 2023 and 2022.

The unrecognized tax benefits balance of $21.1 million at December 31, 2024 would reduce our effective tax rate if recognized. We believe it is unlikely that our unrecognized tax benefits will materially increase or decrease within the next 12 months.
Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Pension liability	$17,359	$17,439
Accrued warranty expense	1,570	1,641
Capitalized Section 174 expenditures	64,775	23,800
Accrued vacation pay	2,434	3,103
Accrued liabilities for executive and employee incentive compensation	18,736	13,784
Environmental and products liabilities	20,945	20,576
Lease liabilities	5,055	4,860
Investments in joint ventures and affiliated companies	2,746	224
Long-term contracts	—	13,363
U.S. federal tax credits and loss carryforward	3,071	7,055
U.S. state tax credits and loss carryforward	10,119	7,935
Foreign tax credit and loss carryforward	23,394	22,869
Other	1,692	2,018
Gross deferred tax assets	171,896	138,667
Valuation allowance for deferred tax assets	(17,039)	(17,421)
Total deferred tax assets	154,857	121,246
Deferred tax liabilities:
Property, plant and equipment	88,090	85,661
Long-term contracts	54,714	—
Right-of-use lease assets	10,590	11,550
Accrued liabilities for self-insurance (including postretirement health care benefits)	826	341
Intangibles	19,589	21,976
Total deferred tax liabilities	173,809	119,528
Net deferred tax assets (liabilities)	$(18,952)	$1,718

The components of Income before Provision for Income Taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
U.S.	$301,018	$282,459	$281,677
Other than U.S.	47,702	38,941	32,700
Income before Provision for Income Taxes	$348,720	$321,400	$314,377
The components of Provision for Income Taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Current:
U.S. – federal	$36,553	$69,254	$54,683
U.S. – state and local	2,005	4,255	5,360
Other than U.S.	8,019	6,698	10,199
Total current	46,577	80,207	70,242
Deferred:
U.S. – federal	15,439	(8,968)	5,755
U.S. – state and local	2,648	(376)	(34)
Other than U.S.	1,758	4,216	(206)
Total deferred	19,845	(5,128)	5,515
Provision for Income Taxes	$66,422	$75,079	$75,757
The following is a reconciliation of our income tax provision from the U.S. statutory federal tax rate to our consolidated effective tax rate:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes	1.3%	1.2%	1.7%
Research and development tax credit	(4.0)%	—%	—%
Excess tax deductions on equity compensation	(0.5)%	(0.3)%	(0.1)%
Other, net	1.2%	1.5%	1.5%
Effective tax rate	19.0%	23.4%	24.1%

The effective tax rate benefit related to research and development tax credits is presented net of reserves for uncertain tax positions and includes credits corresponding to current year activities, as well as credits corresponding to activities in prior reporting periods.
At December 31, 2024, we had a valuation allowance of $17.0 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences, our estimate of future taxable income and potential tax planning. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.

The following is an analysis of our valuation allowance for deferred tax assets:

	Beginning Balance	Charges To Costs and Expenses	Charged To Other Accounts	Ending Balance
	(In thousands)
Year Ended December 31, 2024	$(17,421)	382	—	$(17,039)
Year Ended December 31, 2023	$(13,022)	(4,399)	—	$(17,421)
Year Ended December 31, 2022	$(13,218)	196	—	$(13,022)
We have domestic federal and foreign capital losses of $7.0 million available to offset future capital gains. The domestic federal capital losses begin to expire in 2025, while the foreign capital losses have an indefinite carryforward period. We are carrying a full valuation allowance of $7.0 million against the deferred tax asset related to these domestic federal and foreign capital loss carryforwards.
In addition, we have state credits and state net operating losses of $12.8 million ($10.1 million net of federal tax benefit) available to offset future taxable income in various states. These state net operating loss carryforwards begin to expire in 2025. We are carrying a valuation allowance of $12.8 million ($10.1 million net of federal tax benefit) against the deferred tax asset related to the state credits and state loss carryforwards.
We would be subject to withholding taxes if we were to distribute earnings from certain foreign subsidiaries. As of December 31, 2024, the undistributed earnings of these subsidiaries were approximately $323.1 million, and unrecognized deferred income tax liabilities of approximately $16.2 million would be payable upon the distribution of these earnings. All of our foreign earnings are considered indefinitely reinvested.
NOTE 6 – LONG-TERM DEBT
Our Long-Term Debt consists of the following:

	December 31,
	2024	2023
	(In thousands)
Debt Instruments:
Senior Notes	$800,000	$800,000
Credit Facility	262,500	418,750
Less: Amounts due within one year	12,500	6,250
Long-Term Debt, gross	1,050,000	1,212,500
Less: Deferred debt issuance costs	7,030	9,078
Long-Term Debt	$1,042,970	$1,203,422
Maturities of Long-Term Debt subsequent to December 31, 2024 are as follows: 2025 – $12.5 million; 2026 – $12.5 million; 2027 – $237.5 million; 2028 – $400.0 million and 2029 – $400.0 million.
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
The Credit Facility requires interest payments on outstanding loans on a periodic basis until maturity. We are required to make quarterly amortization payments on the Term Loan in an amount equal to (i) 0.625% of the initial aggregate principal amount of the Term Loan on the last business day of each quarter beginning the quarter ending March 31, 2023 and ending the quarter ending December 31, 2024 and (ii) 1.25% of the initial aggregate principal amount of the Term Loan on the last business day of each quarter ending after December 31, 2024, with the balance of the Term Loan due at maturity. We may prepay all loans under the Credit Facility at any time without premium or penalty (other than customary Term Secured Overnight Financing Rate ("SOFR") breakage costs), subject to notice requirements.
The Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of December 31, 2024, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Credit Facility bear interest at our option at either (1) the Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Revolving Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Revolving Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our consolidated total net leverage ratio. Based on the total net leverage ratio applicable at December 31, 2024, the margin for Term SOFR and base rate loans was 1.25% and 0.25%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.25% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of December 31, 2024, borrowings under our Term Loan totaled $237.5 million, borrowings and letters of credit issued under the Revolving Credit Facility totaled $25.0 million and $1.4 million, respectively, and we had $723.6 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of December 31, 2024, the weighted-average interest rate on outstanding borrowings under our Credit Facility was 5.72%.
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
We may redeem the Senior Notes due 2028, in whole or in part, at any time on or after June 30, 2024 at a redemption price equal to (i) 101.031% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on June 30, 2024 and (ii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after June 30, 2025, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of December 31, 2024, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
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
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of December 31, 2024, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize surety bond facilities to support such obligations, but the issuance of surety bonds under those facilities is typically at the surety's discretion, and the surety bond facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bond capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these surety bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of December 31, 2024, surety bonds issued and outstanding under these arrangements totaled approximately $278.7 million.
Similarly, we have provided letters of credit and bank guarantees to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our Revolving Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit and bank guarantees under our bilateral letter of credit facility is at the issuer's discretion, and our bilateral letter of credit facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our Credit Facility. Although there can be no assurance that we will maintain our bilateral letter of credit capacity, we believe our current capacity, together with capacity under our Revolving Credit Facility, is adequate to support our existing requirements for the next 12 months. As of December 31, 2024, letters of credit and bank guarantees issued and outstanding under our bilateral letter of credit facility totaled approximately $33.7 million, and such letters of credit and bank guarantees are secured by the collateral under our Credit Facility.

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

Obligations and Funded Status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2024	2023	2024	2023
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$954,369	$926,978	$43,316	$43,050
Service cost	7,523	7,515	384	338
Interest cost	45,513	47,638	2,012	2,139
Plan participants' contributions	156	137	396	218
Amendments	1,307	2,161	—	—
Settlements	—	—	—	—
Actuarial loss (gain)	(50,535)	30,568	835	159
Foreign currency exchange rate changes	(2,814)	738	(1,054)	292
Benefits paid	(62,605)	(61,366)	(2,813)	(2,880)
Benefit obligation at end of period	$892,914	$954,369	$43,076	$43,316
Change in plan assets:
Fair value of plan assets at beginning of period	$878,942	$875,691	$47,453	$45,616
Actual return on plan assets	271	59,354	1,661	3,769
Plan participants' contributions	156	137	121	218
Company contributions	4,611	4,390	1,048	870
Settlements	—	—	—	—
Foreign currency exchange rate changes	(3,222)	736	—	—
Benefits paid	(62,605)	(61,366)	(2,777)	(3,020)
Fair value of plan assets at the end of period	818,153	878,942	47,506	47,453
Funded status	$(74,761)	$(75,427)	$4,430	$4,137
Amounts recognized in the balance sheet consist of:
Prepaid postretirement benefit obligation	$—	$—	$22,880	$23,915
Prepaid pension	10,663	10,146	—	—
Accrued employee benefits	(2,822)	(2,787)	(1,935)	(1,312)
Accumulated postretirement benefit obligation	—	—	(16,515)	(18,466)
Pension liability	(82,602)	(82,786)	—	—
Accrued benefit liability, net	$(74,761)	$(75,427)	$4,430	$4,137
Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost (credit)	$17,301	$19,287	$2,666	$2,711
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$872,933	$933,588	N/A	N/A
Accumulated benefit obligation	$871,892	$906,593	$16,658	$17,747
Fair value of plan assets	$787,514	$847,755	$107	$—
Plans with plan assets in excess of accumulated benefit obligation:
Projected benefit obligation	$19,974	$20,781	N/A	N/A
Accumulated benefit obligation	$19,974	$20,781	$26,418	$25,569
Fair value of plan assets	$30,638	$31,187	$47,399	$47,453

We record the service cost component of net periodic benefit cost within Operating income on our consolidated statements of income. For the years ended December 31, 2024, 2023 and 2022, these amounts were $7.9 million, $7.9 million and $11.8 million, respectively. All other components of net periodic benefit cost are included in Other – net on our consolidated statements of income. For the years ended December 31, 2024, 2023 and 2022, these amounts were $(0.8) million, $20.9 million and $(4.0) million, respectively. Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits Year Ended December 31,			Other Benefits Year Ended December 31,
	2024	2023	2022	2024	2023	2022
	(In thousands)
Components of net periodic benefit cost:
Service cost	$7,523	$7,515	$11,116	$384	$338	$650
Interest cost	45,513	47,638	30,924	2,012	2,139	1,387
Expected return on plan assets	(60,291)	(60,437)	(83,254)	(1,948)	(2,536)	(2,974)
Amortization of prior service cost	3,280	3,238	3,257	45	40	26
Recognized net actuarial loss (gain)	9,485	31,755	52,202	1,122	(946)	(5,616)
Net periodic benefit cost (income)	$5,510	$29,709	$14,245	$1,615	$(965)	$(6,527)
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
Recognized net actuarial losses (gains) consist primarily of our reported actuarial losses (gains), settlements, and the differences between the actual returns on plan assets and the expected returns on plan assets. The benefit obligation of our pension plans as of December 31, 2024 and 2023 increased (decreased) by $(49.0) million and $33.2 million, respectively, due to changes in the discount rate.
In November 2022, we completed the wind-up of our foreign salaried pension benefit plan and settled approximately $48.8 million in benefit obligations. As a result, we recognized pension settlement-related charges of $12.6 million during the year ended December 31, 2022.
Additional Information

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2024	2023	2024	2023
	(In thousands)
Decrease in accumulated other comprehensive income due to actuarial losses – before taxes	$(1,307)	$(2,161)	$—	$—
In the current fiscal year, we have recognized expense in other comprehensive income as a component of net periodic benefit cost of approximately $3.3 million and $0.0 million for our pension benefits and other benefits, respectively.

Assumptions

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Weighted-average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	5.62%	5.07%	5.33%	4.92%

	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate to determine interest cost	4.88%	5.26%	2.42%	4.84%	5.23%	2.42%
Expected return on plan assets	7.13%	7.13%	7.10%	4.20%	5.67%	5.67%
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

	2024	2023
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	7.50%	7.50%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2037	2037
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
The assets of the domestic pension plans are commingled for investment purposes and held by the trustee in the BWXT Master Trust (the "Master Trust"). For the years ended December 31, 2024 and 2023, the investment returns on domestic plan assets of the Master Trust (net of deductions for management fees) were approximately 0% and 7%, respectively.
The following is a summary of the asset allocations for the Master Trust at December 31, 2024 and 2023 by asset category:

	December 31,
	2024	2023
Asset Category:
U.S. Government Securities	33%	34%
Commingled and Mutual Funds	27%	25%
Real Estate	14%	15%
Diversified Credit	14%	13%
Fixed Income (excluding U.S. Government Securities)	6%	6%
Partnerships with Security Holdings	2%	2%
Other	4%	5%
Total	100%	100%
The target allocation for 2025 for the domestic plans, by asset class, is as follows:

Asset Class:
Fixed Income	57%
Equities	33%
Other	10%
Foreign Plan
We sponsor the BWXT Canada Ltd. Bargaining Unit Employees' Pension Plan. The following is a summary of the asset allocations of this plan at December 31, 2024 and 2023 by asset category:

	December 31,
	2024	2023
Asset Category:
Fixed Income	60%	61%
Commingled and Mutual Funds	37%	35%
Cash and Other	3%	4%
Total	100%	100%
The target allocation for 2025 for the Canadian plan, by asset class, is as follows:

Asset Class:
Fixed Income	65%
Equities	35%

Fair Value
See Note 14 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total assets for our plans measured at fair value at December 31, 2024:

	12/31/2024	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Pension and Other Benefits:
U.S. Government Securities	261,008	261,008	—	—	—
Commingled and Mutual Funds	231,292	42,909	—	—	188,383
Real Estate	110,223	—	—	—	110,223
Diversified Credit	111,003	—	—	—	111,003
Fixed Income	107,287	36,277	—	—	71,010
Partnerships with Security Holdings	14,348	—	—	—	14,348
Cash, Cash Equivalents and Accrued Items (1)	30,391	—	—	—	30,391
Total Assets	$865,552	$340,194	$—	$—	$525,358
(1)Includes items that are not required to be categorized in the fair value hierarchy in order to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented in the Obligations and Funded Status table.
The following is a summary of total assets for our plans measured at fair value at December 31, 2023:

	12/31/2023	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Pension and Other Benefits:
U.S. Government Securities	$288,495	$288,495	$—	$—	$—
Commingled and Mutual Funds	231,801	46,504	—	—	185,297
Fixed Income	108,646	36,741	—	—	71,905
Diversified Credit	113,271	—	—	—	113,271
Real Estate	123,250	—	—	—	123,250
Partnerships with Security Holdings	19,752	—	—	—	19,752
Cash, Cash Equivalents and Accrued Items (1)	41,180	—	—	—	41,180
Total Assets	$926,395	$371,740	$—	$—	$554,655
(1)Includes items that are not required to be categorized in the fair value hierarchy in order to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented in the Obligations and Funded Status table.
Cash Flows

	Domestic Plans		Foreign Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2025	$4,170	$—	$873	N/A
Expected benefit payments:
2025	$65,749	$2,718	$987	$590
2026	$66,072	$2,667	$1,115	$644
2027	$66,834	$2,642	$1,260	$678
2028	$67,269	$2,584	$1,350	$711
2029	$67,347	$2,575	$1,417	$724
2030-2034	$330,049	$11,978	$8,343	$3,526

Defined Contribution Plans
We also provide benefits under the BWXT Thrift Plan (the "Thrift Plan"). The Thrift Plan generally provides for matching employer contributions of 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, lay-off or approved disability. These matching employer contributions are made in cash and invested at the employees' discretion. We also provide service-based cash contributions under the Thrift Plan to employees not accruing benefits under our defined benefit plans. Our Canadian plan also includes a defined contribution component whereby we make cash, service-based contributions. Amounts charged to expense for employer contributions under our defined contribution plans totaled approximately $47.4 million, $41.5 million and $37.6 million in the years ended December 31, 2024, 2023 and 2022, respectively.
NOTE 8 – CAPITAL STOCK
On April 30, 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $500 million with no expiration date.
In the year ended December 31, 2024, we repurchased 249,442 shares of our common stock from public market transactions for $20.0 million. In the year ended December 31, 2023, we did not repurchase any shares of our common stock from public market transactions. In the year ended December 31, 2022, we repurchased 374,568 shares of our common stock from public market transactions for $20.0 million. As of December 31, 2024, we had approximately $377.6 million available to us for share repurchase under the $500 million authorization described above.
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
At December 31, 2024, we had a total of 2,990,075 shares of our common stock available for future awards. In the event of a change in control of the Company, the terms of the awards under the 2020 Plan contain provisions that may cause restrictions to lapse and accelerate the vesting of awards.
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
Stock-based compensation expense for all of our plans recognized for the years ended December 31, 2024, 2023 and 2022 totaled $21.8 million, $16.2 million and $14.6 million, respectively, with associated tax benefit totaling $3.6 million, $2.6 million and $2.3 million, respectively.
As of December 31, 2024, unrecognized estimated compensation expense related to nonvested awards was $24.5 million, which is expected to be recognized over a weighted-average period of 1.8 years.
Stock Options
The following table summarizes activity for our stock options for the year ended December 31, 2024 (share data in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of period	183	$54.73
Granted	96	$100.83
Exercised	(25)	$29.08
Cancelled/expired/forfeited	(4)	$15.93
Outstanding at end of period	250	$74.94	8.2	$9.1
Exercisable at end of period	58	$53.91	6.5	$3.3
The aggregate intrinsic value included in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2024. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.
During the years ended December 31, 2024, 2023 and 2022, the total intrinsic value of stock options exercised was $1.7 million, $2.8 million and $1.2 million, respectively. The actual tax benefits realized related to the stock options exercised during the year ended December 31, 2024 totaled $0.4 million.

Restricted Stock Units
Nonvested restricted stock units as of December 31, 2024 and changes during the year ended December 31, 2024 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	223	$55.47
Granted	70	$99.51
Vested	(125)	$59.61
Cancelled/forfeited	(8)	$68.00
Nonvested at end of period	160	$71.80
The actual tax benefits realized related to the restricted stock units vested during the year ended December 31, 2024 totaled $2.1 million.
Performance Shares
Nonvested performance shares as of December 31, 2024 and changes during the year ended December 31, 2024 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	520	$55.26
Adjustment to assumed vesting percentage	60	$85.07
Granted	115	$113.51
Vested	(109)	$59.38
Cancelled/forfeited	(11)	$67.13
Nonvested at end of period	575	$69.27
The actual number of shares in which each participant vests is contingent upon achievement of a mix of certain targets (depending on the grant year), including return on invested capital; earnings before interest, taxes, depreciation and amortization; total shareholder return and diluted earnings per share, over a three-year performance period. The number of shares in which participants can vest ranges from 0 to 200% of the initial performance shares granted, to be determined upon completion of the three-year performance period. The nonvested shares at the end of the period in the table above assumes weighted-average vesting of 144%.
The actual tax benefits realized related to the performance shares vested during the year ended December 31, 2024 totaled $1.4 million.
Cash-Settled Stock Appreciation Rights
As of December 31, 2024, we did not have any cash-settled stock appreciation rights outstanding.
Cash-Settled Restricted Stock Units
As of December 31, 2024, we had 456 nonvested units valued at $111.39 per share. The fair value is based on our closing stock price as of December 31, 2024 and is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.
Cash-Settled Performance Units
The actual number of units in which each participant vests is dependent upon achievement of certain return on invested capital and diluted earnings per share targets over a three-year performance period. The number of units in which participants can vest ranges from 0 to 200% of the initial performance units granted, to be determined upon completion of the three-year performance period.
As of December 31, 2024, we had 2,052 nonvested units valued at $111.39 per share with an assumed weighted-average vesting of 153%. The fair value is based on our closing stock price as of December 31, 2024 and is re-determined at the end of each reporting period for purposes of remeasuring compensation expense associated with these cash-settled awards.
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Investigations and Litigation
Due to the nature of our business, we are, from time to time, involved in investigations, litigation, disputes or claims related to our business activities, including, among other things:
•performance- or warranty-related matters under our customer and supplier contracts and other business arrangements; and
•workers' compensation, employment, waste storage and handling, premises liability and other claims.
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
The NRC's decommissioning regulations require our Government Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its two licensed facilities at the end of their service lives. We provided financial assurance totaling $68.1 million and $68.1 million during the years ended December 31, 2024 and 2023, respectively, with surety bonds for the ultimate decommissioning of these licensed facilities. These facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. The surety bonds noted above are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC's decommissioning regulations require our Commercial Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its CNSC-licensed facilities at the end of their service lives. We provided financial assurance totaling $28.5 million and $44.3 million during the years ended December 31, 2024 and 2023, respectively, with letters of credit and surety bonds for the ultimate decommissioning of these licensed facilities.
Our compliance with federal, foreign, state and local environmental control and protection regulations resulted in pre-tax charges of approximately $22.7 million, $20.0 million and $20.0 million in the years ended December 31, 2024, 2023 and 2022, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $0.8 million, $0.7 million and $1.6 million in the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024 and 2023, we had total environmental accruals (including asset retirement obligations) of $103.4 million and $101.1 million, respectively. Of our total environmental accruals at December 31, 2024 and 2023, $9.2 million and $10.6 million, respectively, were included in current liabilities. Inherent in the estimates of these accruals are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.
NOTE 11 – RISKS AND UNCERTAINTIES
Revenue Recognized Over Time
As of December 31, 2024, in accordance with the method of recognizing revenue over time, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-price contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.
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
NOTE 12 – FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK
The primary customer of our Government Operations segment is the U.S. Government, including some of its contractors. Our Commercial Operations segment's major customers are large utilities. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In the years ended December 31, 2024, 2023 and 2022, U.S. Government contracts accounted for approximately 76%, 75% and 76% of our total consolidated revenues, respectively. Accounts receivable due directly or indirectly from the U.S. Government represented 40% and 63% of net receivables at December 31, 2024 and 2023, respectively. In the years ended December 31, 2024, 2023 and 2022, revenues from two large utility customers accounted for approximately 14%, 14% and 14% of our total consolidated revenues, respectively. Accounts receivable due directly from two large utility customers represented 19% and 21% of net receivables at December 31, 2024 and 2023, respectively. See Note 15 for additional information about our major customers.
We believe that our provision for possible losses on uncollectable accounts receivable is adequate for our credit loss exposure. At December 31, 2024 and 2023, the allowances for possible losses that we deducted from Accounts receivable – trade, net on our consolidated balance sheets were $0.3 million and $0.3 million, respectively.

NOTE 13 – INVESTMENTS
The following is a summary of our investments at December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity securities
Mutual funds	$7,699	$1,076	$—	$8,775
Available-for-sale securities
Corporate bonds	1,479	355	—	1,834
Total	$9,178	$1,431	$—	$10,609
The following is a summary of our investments at December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity securities
Mutual funds	$7,002	$711	$—	$7,713
Available-for-sale securities
Corporate bonds	1,479	304	—	1,783
Total	$8,481	$1,015	$—	$9,496

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
Fair Value Measurements
The following is a summary of our investments measured at fair value at December 31, 2024:

	12/31/2024	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$8,775	$—	$8,775	$—	$—
Available-for-sale securities
Corporate bonds	1,834	1,834	—	—	—
Total	$10,609	$1,834	$8,775	$—	$—
The following is a summary of our investments measured at fair value at December 31, 2023:

	12/31/2023	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$7,713	$—	$7,713	$—	$—
Available-for-sale securities
Corporate bonds	1,783	1,783	—	—	—
Total	$9,496	$1,783	$7,713	$—	$—
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At December 31, 2024 and 2023, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $8.2 million and $(9.9) million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our Senior Notes, on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At December 31, 2024 and 2023, the fair value of our Senior Notes due 2028 was $374.6 million and $367.7 million, respectively. At December 31, 2024 and 2023, the fair value of our Senior Notes due 2029 was $371.9 million and $367.0 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at December 31, 2024 and 2023.
Note receivable. Included in Other Assets is a note receivable related to a third-party loan. We base the fair value of this level 2 note receivable instrument on the present value of future cash flows discounted at market interest rates for financial instruments with similar quality and terms. At December 31, 2024, the carrying value of our note receivable was $6.5 million and approximated its fair value.

NOTE 15 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on two reportable segments. The operations of our segments are managed separately, and each segment has unique technology, services and customer classes. We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses and gains (losses) on sales of corporate assets. Segment operating income is derived directly from our internal management reporting system and the accounting policies that we use to derive segment operating income are identical to those the consolidated company uses.
Information about our Segments:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
REVENUES:
Government Operations	$2,183,040	$2,031,337	$1,808,483
Commercial Operations	523,972	466,344	427,358
Eliminations	(3,358)	(1,372)	(3,007)
	$2,703,654	$2,496,309	$2,232,834

SEGMENT EXPENSES:
Government Operations:
Research and Development Costs	$6,306	$6,459	$6,738
Losses (Gains) on Asset Disposals and Impairments, Net	2,462	1,043	(250)
Other Segment Expenses (1)	1,852,328	1,699,960	1,511,467
	$1,861,096	$1,707,462	$1,517,955
Commercial Operations:
Research and Development Costs	$1,172	$1,154	$2,797
Losses (Gains) on Asset Disposals and Impairments, Net	57	(9)	6,233
Other Segment Expenses (1)	475,927	427,667	390,910
	477,156	428,812	399,940
Total Segment Expenses	$2,338,252	$2,136,274	$1,917,895

OPERATING INCOME:
Government Operations	$377,875	$374,682	$336,501
Commercial Operations	46,816	37,532	27,418
	$424,691	$412,214	$363,919
Unallocated Corporate (2)	(44,084)	(29,155)	(15,348)
Total Operating Income (3)	$380,607	$383,059	$348,571
Other Income (Expense)	(31,887)	(61,659)	(34,194)
Income before Provision for Income Taxes	$348,720	$321,400	$314,377
(1)Other segment expenses include the total cost of operations and selling, general and administrative expenses.
(2)Unallocated Corporate includes general corporate overhead not allocated to segments in addition to losses on asset disposals and impairments, net. In the years ended December 31, 2024, 2023 and 2022, Unallocated Corporate includes losses (gains) on asset disposals and impairments, net of $1.9 million, $0.0 million and $(0.5) million, respectively.
(3)The following amounts are included in Operating Income:

Equity in Income of Investees:
Government Operations	$55,931	$50,807	$45,973
Commercial Operations	—	—	—
	$55,931	$50,807	$45,973

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
CAPITAL EXPENDITURES:
Government Operations	$81,063	$91,699	$103,093
Commercial Operations	62,773	53,358	88,853
Segment Capital Expenditures	143,836	145,057	191,946
Corporate Capital Expenditures	9,811	6,229	6,366
Total Capital Expenditures	$153,647	$151,286	$198,312
DEPRECIATION AND AMORTIZATION:
Government Operations	$61,027	$53,388	$47,982
Commercial Operations	17,708	17,745	18,805
Segment Depreciation and Amortization	78,735	71,133	66,787
Corporate Depreciation and Amortization	7,127	7,433	7,055
Total Depreciation and Amortization	$85,862	$78,566	$73,842
Information about our Product and Service Lines:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
REVENUES:
Government Operations:
Nuclear Components and Fuel	$1,692,218	$1,610,183	$1,494,810
Uranium Processing and Nuclear Services	287,014	276,690	233,197
Advanced Reactor Design and Engineering	203,808	144,464	80,476
	2,183,040	2,031,337	1,808,483
Commercial Operations:
Nuclear Manufacturing	288,772	231,944	221,458
Nuclear Services and Engineering	235,200	234,400	205,900
	523,972	466,344	427,358
Eliminations	(3,358)	(1,372)	(3,007)
	$2,703,654	$2,496,309	$2,232,834
Information about our Consolidated Operations in Different Geographic Areas:

	December 31,
	2024	2023	2022
	(In thousands)
NET PROPERTY, PLANT AND EQUIPMENT:
United States	$813,352	$784,062	$743,767
Canada	462,593	442,755	389,490
United Kingdom	2,216	1,703	1,640
	$1,278,161	$1,228,520	$1,134,897
See Note 3 for revenues by geographic area for each of our segments.

Information about our Major Customers:
In the years ended December 31, 2024, 2023 and 2022, sales to the U.S. Government accounted for approximately 95%, 93% and 94% of our Government Operations segment revenues, respectively. In the years ended December 31, 2024, 2023 and 2022, sales to large utility customers accounted for approximately 71%, 77% and 74% of our Commercial Operations segment revenues, respectively.
Evaluation of segment performance:
Our CODM is the Company's President and Chief Executive Officer. Our CODM measures the performance of each segment based on several metrics, including revenue and operating income and uses these results, in part, to evaluate the performance of and to allocate resources to each segment. Our CODM does not use assets by segment to evaluate segment performance or allocate resources. Consequently, we do not disclose assets by segment.
NOTE 16 – QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024 Quarter Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
	(In thousands, except per share amounts)
Revenues	$603,966	$681,465	$671,956	$746,267
Operating income (1)	$92,961	$98,806	$96,578	$92,262
Equity in income of investees	$13,203	$11,584	$15,532	$15,612
Net Income Attributable to BWX Technologies, Inc.	$68,468	$72,972	$69,483	$71,018
Earnings per common share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.75	$0.80	$0.76	$0.78
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.75	$0.79	$0.76	$0.77
(1)Includes equity in income of investees.

	Year Ended December 31, 2023 Quarter Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
	(In thousands, except per share amounts)
Revenues	$568,360	$612,445	$589,989	$725,515
Operating income (1)	$87,842	$86,666	$85,358	$123,193
Equity in income of investees	$13,645	$12,568	$12,649	$11,945
Net Income Attributable to BWX Technologies, Inc.	$61,092	$58,597	$60,273	$65,887
Earnings per common share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.67	$0.64	$0.66	$0.72
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.67	$0.64	$0.66	$0.72
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

We immediately recognize actuarial gains (losses) for our pension and postretirement benefit plans in earnings as a component of net periodic benefit cost. Recorded in the quarters ended December 31, 2024 and 2023, the effects of these adjustments on pre-tax income were $(10.6) million and $(30.8) million, respectively.
NOTE 17 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except shares and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$281,941	$245,849	$238,191
Weighted-average common shares	91,572,674	91,619,156	91,447,088
Basic earnings per common share	$3.08	$2.68	$2.60
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$281,941	$245,849	$238,191
Weighted-average common shares (basic)	91,572,674	91,619,156	91,447,088
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	287,058	255,381	255,023
Adjusted weighted-average common shares	91,859,732	91,874,537	91,702,111
Diluted earnings per common share	$3.07	$2.68	$2.60
(1)At December 31, 2024, 2023 and 2022, we excluded 64,575, 6,089 and 10,419 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. It should be noted that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2024. Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2024, and their report is included in this Item 9A.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of BWX Technologies, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BWX Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 24, 2025, expressed an unqualified opinion on those financial statements.
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
/S/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 24, 2025

Item 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the year ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors" and "Named Executive Profiles" in the Proxy Statement for our 2025 Annual Meeting of Stockholders. The information required by this item with respect to our Code of Business Conduct and delinquent Section 16(a) reports, if any, is incorporated by reference to the material appearing under the headings "Code of Business Conduct" and "Delinquent Section 16(a) Reports" (if applicable) in the Proxy Statement for our 2025 Annual Meeting of Stockholders. The information required by this item with respect to the audit committee financial experts is incorporated by reference to the material under the heading "Corporate Governance – Board Meetings and Committees" in the Proxy Statement for our 2025 Annual Meeting of Stockholders. The information required by this item with respect to the Company's insider trading policies and procedures is incorporated by reference to the material under the heading "Other Compensation Policies and Practices - Insider Trading Policy" in the Proxy Statement for our 2025 Annual Meeting of Stockholders.
Item 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the material appearing under the headings "Compensation Discussion and Analysis," "Compensation of Directors," "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation", "Corporate Governance – Board Meetings and Committees," and "Compensation Committee Report" and "Other Compensation Policies and Practices - Timing of Stock Awards" in the Proxy Statement for our 2025 Annual Meeting of Stockholders.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the material appearing under the headings "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for our 2025 Annual Meeting of Stockholders.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the headings "Corporate Governance – Director Independence" and "Certain Relationships and Related Transactions" in the Proxy Statement for our 2025 Annual Meeting of Stockholders.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Deloitte & Touche LLP, Charlotte, NC, PCAOB ID: 34.
The information required by this item is incorporated by reference to the material appearing under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2025" in the Proxy Statement for our 2025 Annual Meeting of Stockholders.

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report or incorporated by reference:
1.CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements for the Years Ended December 31, 2024, 2023 and 2022
2.CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
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

10.33*
First Amendment to the Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-34568)).

10.34*
BWXT Excess Retirement Savings Plan (As Amended and Restated Effective January 1, 2024) (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-34568)).

10.35*
Form of 2024 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 1-34658)).

10.36*
Form of 2024 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 1-34658)).

10.37*
Form of 2024 Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 1-34658)).

19.1	Insider Trading Policy

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

Exhibit Number	Description

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

97.1	BWX Technologies, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-34568)).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BWX TECHNOLOGIES, INC.

/s/ Rex D. Geveden
February 24, 2025	By:	Rex D. Geveden
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ Rex D. Geveden	President, Chief Executive Officer and Director
Rex D. Geveden	(Principal Executive Officer)

/s/ Robb A. LeMasters	Executive Vice President and Chief Financial Officer
Robb A. LeMasters	(Principal Financial Officer and Duly Authorized Representative)

/s/ Mike T. Fitzgerald	Vice President, Finance and Chief Accounting Officer
Mike T. Fitzgerald	(Principal Accounting Officer and Duly Authorized Representative)

/s/ Jan A. Bertsch	Independent Board Chair
Jan A. Bertsch

/s/ Gerhard F. Burbach	Director
Gerhard F. Burbach

/s/ James M. Jaska	Director
James M. Jaska

/s/ Kenneth J. Krieg	Director
Kenneth J. Krieg

/s/ Leland D. Melvin	Director
Leland D. Melvin

/s/ Robert L. Nardelli	Director
Robert L. Nardelli

/s/ Barbara A. Niland	Director
Barbara A. Niland

/s/ Nicole W Piasecki	Director
Nicole W. Piasecki

/s/ John M. Richardson	Director
John M. Richardson
February 24, 2025