Form 10-K/A
period 2024-12-31
BWX Technologies, Inc.
filed 2025-03-19
CIK 1486957

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

EXPLANATORY NOTE

BWX Technologies, Inc. ("BWXT" or the "Company") is filing this Amendment No. 1 (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Form 10-K") solely to include Deloitte & Touche LLP's conformed signature in the "Report of Independent Registered Public Accounting Firm" (the "Audit Report"). The signed Audit Report was provided prior to the original filing of the 2024 Form 10-K, but the conformed signature in the Audit Report was inadvertently omitted from the 2024 Form 10-K. No other changes have been made to the 2024 Form 10-K.
This Amendment does not reflect events occurring after the filing of the 2024 Form 10-K, does not update disclosures contained in the 2024 Form 10-K and does not modify or amend the 2024 Form 10-K except as specifically described above. Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of Item 8. Financial Statements and certifications of the Company's Principal Executive Officer and Principal Financial Officer required under Items 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the date of this Amendment, as well as updated inline XBRL exhibits.

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

BWX TECHNOLOGIES, INC.

/s/ Mike T. Fitzgerald
March 19, 2025	By:	Mike T. Fitzgerald
Vice President, Finance and Chief Accounting Officer