Form 10-Q
period 2025-03-31
BWX Technologies, Inc.
filed 2025-05-05
CIK 1486957

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
For the quarterly period ended March 31, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at May 1, 2025 was 91,360,726.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2025	2024
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$682,258	$603,966
Costs and Expenses:
Cost of operations	517,065	455,357
Research and development costs	2,013	1,490
Gains on asset disposals and impairments, net	(4,431)	—
Selling, general and administrative expenses	87,569	67,361
Total Costs and Expenses	602,216	524,208
Equity in Income of Investees	16,588	13,203
Operating Income	96,630	92,961
Other Income (Expense):
Interest income	722	846
Interest expense	(7,994)	(9,595)
Other – net	2,459	4,165
Total Other Income (Expense)	(4,813)	(4,584)
Income before Provision for Income Taxes	91,817	88,377
Provision for Income Taxes	16,291	19,843
Net Income	$75,526	$68,534
Net Income Attributable to Noncontrolling Interest	(64)	(66)
Net Income Attributable to BWX Technologies, Inc.	$75,462	$68,468
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.82	$0.75
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.82	$0.75
Shares used in the computation of earnings per share (Note 9):
Basic	91,594,084	91,555,384
Diluted	91,873,702	91,860,923
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2025	2024
	(Unaudited) (In thousands)
Net Income	$75,526	$68,534
Other Comprehensive Income (Loss):
Currency translation adjustments	4,135	(11,308)
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $(178) and $132, respectively	616	(385)
Reclassification adjustment for gains included in net income, net of tax provision of $37 and $21, respectively	(132)	(61)
Amortization of benefit plan costs, net of tax benefit of $(158) and $(161), respectively	639	670
Unrealized (losses) gains arising during the period, net of tax provision of $(85) and $(8), respectively	(60)	28
Investments:
Reclassification adjustment for gains included in net income, net of tax provision of $80 and $—, respectively	(301)	—
Other Comprehensive Income (Loss)	4,897	(11,056)
Total Comprehensive Income	80,423	57,478
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	(64)	(66)
Comprehensive Income Attributable to BWX Technologies, Inc.	$80,359	$57,412
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2025	December 31, 2024
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$55,435	$74,109
Restricted cash and cash equivalents	2,813	2,785
Accounts receivable – trade, net	89,142	99,112
Accounts receivable – other	43,256	53,199
Retainages	45,410	33,667
Contracts in progress	639,654	577,745
Inventories	49,648	40,288
Other current assets	50,427	49,092
Total Current Assets	975,785	929,997
Property, Plant and Equipment, Net	1,298,059	1,278,161
Investments	8,509	10,609
Goodwill	349,329	287,362
Deferred Income Taxes	4,730	6,569
Investments in Unconsolidated Affiliates	124,022	99,403
Intangible Assets	187,520	165,325
Other Assets	106,054	92,498
TOTAL ASSETS	$3,054,008	$2,869,924
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2025	December 31, 2024
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current portion of long-term debt	$12,500	$12,500
Accounts payable	161,625	158,077
Accrued employee benefits	43,473	77,234
Accrued liabilities – other	72,252	65,100
Advance billings on contracts	194,095	161,290
Total Current Liabilities	483,945	474,201
Long-Term Debt	1,185,356	1,042,970
Accumulated Postretirement Benefit Obligation	16,432	16,515
Environmental Liabilities	96,124	94,225
Pension Liability	78,666	82,602
Other Liabilities	93,450	79,007
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 128,644,088 and 128,320,295 shares at March 31, 2025 and December 31, 2024, respectively	1,286	1,283
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	234,321	228,889
Retained earnings	2,339,531	2,287,151
Treasury stock at cost, 37,283,582 and 36,869,498 shares at March 31, 2025 and December 31, 2024, respectively	(1,431,532)	(1,388,432)
Accumulated other comprehensive income (loss)	(43,314)	(48,211)
Stockholders' Equity – BWX Technologies, Inc.	1,100,292	1,080,680
Noncontrolling interest	(257)	(276)
Total Stockholders' Equity	1,100,035	1,080,404
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,054,008	$2,869,924
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
	(Unaudited) (In thousands, except share and per share amounts)
Balance December 31, 2024	128,320,295	$1,283	$228,889	$2,287,151	$(48,211)	$(1,388,432)	$1,080,680	$(276)	$1,080,404
Net income	—	—	—	75,462	—	—	75,462	64	75,526
Dividends declared ($0.25 per share)	—	—	—	(23,082)	—	—	(23,082)	—	(23,082)
Currency translation adjustments	—	—	—	—	4,135	—	4,135	—	4,135
Derivative financial instruments	—	—	—	—	484	—	484	—	484
Defined benefit obligations	—	—	—	—	639	—	639	—	639
Available-for-sale investments	—	—	—	—	(361)	—	(361)	—	(361)
Exercises of stock options	13,601	—	388	—	—	—	388	—	388
Shares placed in treasury	—	—	—	—	—	(43,100)	(43,100)	—	(43,100)
Stock-based compensation charges	310,192	3	5,044	—	—	—	5,047	—	5,047
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)
Balance March 31, 2025 (unaudited)	128,644,088	$1,286	$234,321	$2,339,531	$(43,314)	$(1,431,532)	$1,100,292	$(257)	$1,100,035

Balance December 31, 2023	128,065,521	$1,281	$206,478	$2,093,917	$(7,463)	$(1,360,862)	$933,351	$(50)	$933,301
Net income (loss)	—	—	—	68,468	—	—	68,468	66	68,534
Dividends declared ($0.24 per share)	—	—	—	(22,150)	—	—	(22,150)	—	(22,150)
Currency translation adjustments	—	—	—	—	(11,308)	—	(11,308)	—	(11,308)
Derivative financial instruments	—	—	—	—	(446)	—	(446)	—	(446)
Defined benefit obligations	—	—	—	—	670	—	670	—	670
Available-for-sale investments	—	—	—	—	28	—	28	—	28
Exercises of stock options	7,294	—	218	—	—	—	218	—	218
Shares placed in treasury	—	—	—	—	—	(26,906)	(26,906)	—	(26,906)
Stock-based compensation charges	199,991	2	4,295	—	—	—	4,297	—	4,297
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(172)	(172)
Balance March 31, 2024 (unaudited)	128,272,806	$1,283	$210,991	$2,140,235	$(18,519)	$(1,387,768)	$946,222	$(156)	$946,066
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$75,526	$68,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,912	20,552
Income of investees, net of dividends	1,781	(2,400)
Gains on asset disposals and impairments - net	(4,431)	—
Recognition of losses for pension and postretirement plans	797	831
Stock-based compensation expense	5,047	4,297
Other, net	(1,075)	129
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	19,440	(15,493)
Accounts payable	5,340	32,832
Retainages	(11,743)	(26,325)
Contracts in progress and advance billings on contracts	(26,236)	(17,174)
Income taxes	6,427	17,820
Accrued and other current liabilities	9,387	(2,025)
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(38,808)	(27,687)
Other, net	(14,714)	(20,865)
NET CASH PROVIDED BY OPERATING ACTIVITIES	50,650	33,026
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(33,369)	(30,422)
Acquisition of business	(103,345)	—
Sales and maturities of securities	1,859	—
Investments, net of return of capital, in equity method investees	(26,400)	—
Other, net	4,905	99
NET CASH USED IN INVESTING ACTIVITIES	(156,350)	(30,323)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	204,500	120,700
Repayments of long-term debt	(62,625)	(102,263)
Repurchases of common stock	(30,000)	(20,000)
Dividends paid to common shareholders	(23,660)	(22,396)
Cash paid for shares withheld to satisfy employee taxes	(12,883)	(6,907)
Settlements of forward contracts, net	8,438	(1,337)
Other, net	1,021	47
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	84,791	(32,156)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	2,294	(171)
TOTAL DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(18,615)	(29,624)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,571	81,615
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,956	$51,991
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,331	$15,461
Income taxes (net of refunds)	$10,049	$2,161
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$10,469	$6,612
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the condensed consolidated financial statements of BWX Technologies, Inc. ("BWXT" or the "Company") in U.S. dollars in accordance with the interim reporting requirements of Form 10-Q, Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States ("GAAP"). Certain financial information and disclosures normally included in our financial statements prepared annually in accordance with GAAP have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2024 (our "2024 10-K"). We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation.
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We classify assets and liabilities related to long-term contracts as current using the duration of the related contract or program as our operating cycle, which is generally longer than one year. We have recast certain amounts previously reported in our condensed consolidated balance sheets and statements of cash flows to conform to the presentation at March 31, 2025. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
Unless the context otherwise indicates, "we," "us" and "our" mean BWXT and its consolidated subsidiaries.
Reportable Segments
We operate in two reportable segments: Government Operations and Commercial Operations. Our reportable segments are further described as follows:
•Our Government Operations segment manufactures naval nuclear reactors, including the related nuclear fuel, for the U.S. Naval Nuclear Propulsion Program for use in submarines and aircraft carriers. Through this segment, we also fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons, manufacture electromechanical equipment, perform design, manufacturing, inspection, assembly and testing activities, downblend Cold War-era government stockpiles of high-enriched uranium and develop and manufacture advanced materials and products for commercial, military and space applications. In addition, we supply proprietary and sole-source valves, manifolds and fittings to global naval and commercial shipping customers. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. This segment also provides various other services, primarily through joint ventures, to the U.S. Government including nuclear materials management and operation, environmental management and administrative and operating services for various U.S. Government-owned facilities. These services are primarily provided to the U.S. Department of Energy ("DOE"), including the National Nuclear Security Administration, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management, the Department of Defense and NASA. In addition, this segment also develops technology for advanced nuclear reactors for a variety of power and propulsion applications in the space and terrestrial domains and offers complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for these programs.
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

See Note 8 and Note 3 for financial information about our segments. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and notes included in our 2024 10-K.
Recently Adopted Accounting Standards
There were no accounting standards adopted during the three months ended March 31, 2025 that had a significant impact on our financial position, results of operations, cash flows or disclosures.
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
Our effective tax rate for the three months ended March 31, 2025 was 17.7% as compared to 22.5% for the three months ended March 31, 2024. The effective tax rates for the three months ended March 31, 2025 was lower than the U.S. corporate income tax rate of 21% primarily due to excess tax benefits associated with equity compensation. The effective tax rate for the three months ended March 31, 2024 was higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our foreign earnings.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At March 31, 2025, we had restricted cash and cash equivalents totaling $6.5 million, $3.7 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $2.8 million of which was held to meet reinsurance reserve requirements of our captive insurer.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statements of cash flows:

	March 31, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$55,435	$74,109
Restricted cash and cash equivalents	2,813	2,785
Restricted cash and cash equivalents included in Other Assets	3,708	3,677
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statements of cash flows	$61,956	$80,571
Inventories
At March 31, 2025 and December 31, 2024, we had inventories totaling $49.6 million and $40.3 million, respectively, consisting almost entirely of raw materials and supplies.
Property, Plant and Equipment, Net
Property, plant and equipment is stated at cost and is set forth below:

	March 31, 2025	December 31, 2024
	(In thousands)
Land	$12,586	$10,608
Buildings	422,964	417,189
Machinery and equipment	1,188,562	1,166,236
Property under construction	592,526	584,539
	2,216,638	2,178,572
Less: Accumulated depreciation	918,579	900,411
Property, Plant and Equipment, Net	$1,298,059	$1,278,161
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Currency translation adjustments	$(29,600)	$(33,735)
Net unrealized gain on derivative financial instruments	974	490
Unrecognized prior service cost on benefit obligations	(14,594)	(15,233)
Net unrealized gain (loss) on available-for-sale investments	(94)	267
Accumulated other comprehensive loss	$(43,314)	$(48,211)

The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended March 31,
	2025	2024
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)		Line Item Presented
Realized gain (loss) on derivative financial instruments	$(77)	$(34)	Revenues
	246	116	Cost of operations
	169	82	Total before tax
	(37)	(21)	Provision for Income Taxes
	$132	$61	Net Income
Amortization of prior service cost on benefit obligations	$(797)	$(831)	Other – net
	158	161	Provision for Income Taxes
	$(639)	$(670)	Net Income
Realized gains on investments	$381	$—	Other – net
	(80)	—	Provision for Income Taxes
	$301	$—	Net Income
Total reclassification for the period	$(206)	$(609)
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At March 31, 2025, we had deferred approximately $1.0 million of net gains on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended March 31, 2025 and 2024, we recognized gains of $1.7 million and $9.7 million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedging instruments.
At March 31, 2025, our derivative financial instruments consisted of FX forward contracts with a total notional value of $388.3 million with maturities extending to July 2026. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.
New Accounting and Disclosure Standards
In December 2023, the FASB issued updates to Topic Income Taxes to provide, on an annual basis, disaggregated disclosures with respect to the reconciliation of our effective tax rate, as well as a disaggregation of income taxes paid, net of refunds received. The new standard is effective on a prospective basis for annual periods beginning after December 15, 2024. We are currently evaluating the impact of the adoption of this standard and expect that it will only require changes to our disclosures with no impact on our results of operations, financial position or cash flows.

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
NOTE 2 - ACQUISITIONS
Aerojet Ordnance Tennessee, Inc.
On January 3, 2025, we acquired all of the equity interests of Aerojet Ordnance Tennessee, Inc. ("A.O.T."), a subsidiary of L3Harris Technologies, Inc. for approximately $103.3 million, subject to certain working capital adjustments. A.O.T. is a leading provider of advanced special materials which will further enhance our capabilities to develop and manufacture advanced materials and products for commercial, military and space applications. A.O.T. is reported as part of our Government Operations segment. Our preliminary purchase price allocation resulted in the recognition of $61.6 million of Goodwill, $25.1 million of Intangible Assets and $13.0 million of Property, Plant and Equipment. The assets acquired and liabilities assumed have been recorded at preliminary estimates of fair value as determined by management, based on information currently available and on current assumptions of future operations, and are subject to change upon completion of acquisition accounting.
The intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
Customer relationships	$23,600	6 years
Backlog	$1,500	1 year
Kinectrics Inc.
On December 27, 2024, we entered into an agreement to acquire Kinectrics Holdings Inc., the parent company of
Kinectrics Inc. ("Kinectrics") for approximately CAD 782.7 million subject to certain working capital adjustments. This acquisition is targeted to close in the middle of 2025, following necessary regulatory and other approvals. Kinectrics is a leader in providing lifecycle management services for the global nuclear power and transmission and distribution markets and in the production and supply of isotopes for the radiopharmaceutical industry and employs over 1,300 employees located across 20 sites worldwide. Following the close, Kinectrics will be reported as part of our Commercial Operations segment. Due to the pending nature of this transaction, we have not initiated a preliminary purchase price allocation as of the date of this filing.

NOTE 3 – REVENUE RECOGNITION
As described in Note 1, our operations are assessed based on two reportable segments.
Disaggregated Revenues
Revenues by geographic area and customer type were as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$525,294	$—	$525,294	$462,232	$—	$462,232
Non-Government	24,274	16,062	40,336	21,610	16,795	38,405
	$549,568	$16,062	$565,630	$483,842	$16,795	$500,637
Canada:
Government	$102	$—	$102	$2	$—	$2
Non-Government	56	101,618	101,674	17	95,012	95,029
	$158	$101,618	$101,776	$19	$95,012	$95,031
Other:
Government	$3,871	$—	$3,871	$1,026	$—	$1,026
Non-Government	1,689	10,630	12,319	2,234	5,231	7,465
	$5,560	$10,630	$16,190	$3,260	$5,231	$8,491
Segment Revenues	$555,286	$128,310	683,596	$487,121	$117,038	604,159
Eliminations			(1,338)			(193)
Revenues			$682,258			$603,966
Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$550,545	$103,221	$653,766	$484,288	$96,855	$581,143
Point-in-time	4,741	25,089	29,830	2,833	20,183	23,016
Segment Revenues	$555,286	$128,310	683,596	$487,121	$117,038	604,159
Eliminations			(1,338)			(193)
Revenues			$682,258			$603,966

Revenues by contract type were as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$208,551	$4,327	$212,878	$297,251	$5,522	$302,773
Firm-Fixed-Price	255,862	91,940	347,802	94,920	67,205	162,125
Cost-Plus Fee	90,789	—	90,789	93,715	—	93,715
Time-and-Materials	84	32,043	32,127	1,235	44,311	45,546
Segment Revenues	$555,286	$128,310	683,596	$487,121	$117,038	604,159
Eliminations			(1,338)			(193)
Revenues			$682,258			$603,966
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

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenues (1)	$(11,590)	$(693)
Operating Income (1)	$(11,558)	$(1,271)
(1)During the three months ended March 31, 2025 and 2024, no adjustments to any one contract had a material impact on our consolidated financial statements.
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

	March 31,	December 31,
	2025	2024
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$623,368	$559,415
Retainages	$45,410	$33,667
Advance billings on contracts	$194,095	$161,290
During the three months ended March 31, 2025 and 2024, we recognized $69.5 million and $42.8 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year.

Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. At March 31, 2025, our remaining performance obligations were $4,878.7 million. We expect to recognize approximately 61% of the revenue associated with our remaining performance obligations by the end of 2026, with the remainder to be recognized thereafter.
NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended March 31, 2025 and 2024, these amounts were $1.8 million and $2.1 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended March 31, 2025 and 2024, these amounts were $(1.7) million and $(3.0) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
	(In thousands)
Service cost	$1,683	$1,997	$85	$97
Interest cost	11,453	11,630	532	505
Expected return on plan assets	(14,004)	(15,499)	(486)	(487)
Amortization of prior service cost	791	820	22	11
Net periodic benefit (income) / loss	$(77)	$(1,052)	$153	$126
NOTE 5 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.
NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at March 31, 2025:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$8,509	$—	$8,509	$—	$—
Total	$8,509	$—	$8,509	$—	$—
The following is a summary of our investments measured at fair value at December 31, 2024:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$8,775	$—	$8,775	$—	$—
Available-for-sale securities
Corporate bonds	1,834	1,834	—	—	—
Total	$10,609	$1,834	$8,775	$—	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At March 31, 2025 and December 31, 2024, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $2.1 million and $8.2 million, respectively. Derivative assets and liabilities are included in Accounts receivable – other and Accounts payable, respectively, on our condensed consolidated balance sheets.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our 4.125% senior notes due 2028 (the "Senior Notes due 2028") and our 4.125% senior notes due 2029 (the "Senior Notes due 2029"), on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At March 31, 2025 and December 31, 2024, the fair value of the Senior Notes due 2028 was $377.7 million and $374.6 million, respectively, and the fair value of the Senior Notes due 2029 was $372.8 million and $371.9 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at March 31, 2025 and December 31, 2024.
Note receivable. Included in Other current assets is a note receivable related to a third-party loan. We base the fair value of this level 2 note receivable instrument on the present value of future cash flows discounted at market interest rates for financial instruments with similar quality and terms. At March 31, 2025 and December 31, 2024, the carrying value of our note receivable was $6.4 million and $$6.5 million, respectively, and approximated its fair value.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended March 31, 2025 and 2024 totaled $5.0 million and $4.4 million, respectively, with associated tax benefit totaling $1.0 million and $0.7 million, respectively.

NOTE 8 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on two reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
REVENUES:
Government Operations	$555,286	$487,121
Commercial Operations	128,310	117,038
Eliminations	(1,338)	(193)
	$682,258	$603,966

SEGMENT EXPENSES:
Government Operations
Research and Development Costs	$1,451	$1,447
Gains on Asset Disposals and Impairments, Net	(4,431)	—
Other Segment Expenses (1)	477,108	413,191
	474,128	414,638
Commercial Operations
Research and Development Costs	562	43
Other Segment Expenses (1)	121,282	108,404
	121,844	108,447
Total Segment Expenses	$595,972	$523,085

OPERATING INCOME
Government Operations	$97,746	$85,686
Commercial Operations	6,466	8,591
	104,212	94,277
Unallocated Corporate (2)	(7,582)	(1,316)
Total Operating Income (3)	$96,630	$92,961
Other Income (Expense)	(4,813)	(4,584)
Income before Provision for Income Taxes	$91,817	$88,377
(1)Other segment expenses include the total cost of operations and selling, general, and administrative expenses.
(2)Unallocated Corporate includes general corporate overhead not allocated to segments in addition to losses on asset disposals and impairments, net.
(3)The following amounts are included in Operating Income:

Equity in Income of Investees:
Government Operations	$16,588	$13,203
Commercial Operations	—	—
	$16,588	$13,203

	Three Months Ended March 31,
	2025	2024
	(In thousands)
CAPITAL EXPENDITURES:
Government Operations	$18,500	$16,383
Commercial Operations	13,209	13,344
Segment Capital Expenditures	31,709	29,727
Corporate Capital Expenditures	1,660	695
Total Capital Expenditures	$33,369	$30,422
DEPRECIATION AND AMORTIZATION:
Government Operations	$18,096	$14,234
Commercial Operations	4,019	4,444
Segment Depreciation and Amortization	22,115	18,678
Corporate Depreciation and Amortization	1,797	1,874
Total Depreciation and Amortization	$23,912	$20,552
Information about our Product and Service Lines:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
REVENUES:
Government Operations:
Nuclear Components and Fuel	$441,079	$374,255
Uranium Processing and Nuclear Services	83,165	66,413
Advanced Reactor Design and Engineering	31,042	46,453
	$555,286	$487,121
Commercial Operations:
Nuclear Manufacturing	$86,210	$60,938
Nuclear Services and Engineering	42,100	56,100
	128,310	117,038
Eliminations	(1,338)	(193)
	$682,258	$603,966
Information about our Consolidated Operations in Different Geographic Areas:

	March 31, 2025	December 31, 2024
	(In thousands)
NET PROPERTY, PLANT AND EQUIPMENT:
United States	$821,445	$813,352
Canada	474,191	462,593
United Kingdom	2,423	2,216
	$1,298,059	$1,278,161
See Note 3 for revenues by geographic area for each of our segments.

Information about our Major Customers:
In the three months ended March 31, 2025 and 2024, sales to the U.S. Government accounted for approximately 92% and 93% of our Government Operations segment revenues, respectively. In the three months ended March 31, 2025 and 2024, sales to large utility customers accounted for approximately 73% and 76% of our Commercial Operations segment revenues, respectively.
Evaluation of segment performance:
Our Chief Operating Decision Maker ("CODM") measures the performance of each segment based on several metrics, including revenue and operating income and uses these results, in part, to evaluate the performance of and to allocate resources to each segment. Our CODM does not use assets by segment to evaluate segment performance or allocate resources. Consequently, we do not disclose assets by segment.
NOTE 9 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$75,462	$68,468
Weighted-average common shares	91,594,084	91,555,384
Basic earnings per common share	$0.82	$0.75
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$75,462	$68,468
Weighted-average common shares (basic)	91,594,084	91,555,384
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	279,618	305,539
Adjusted weighted-average common shares	91,873,702	91,860,923
Diluted earnings per common share	$0.82	$0.75

(1)At March 31, 2025 and 2024, we excluded 241,796 and 156,803 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in Part I of this quarterly report on Form 10-Q ("Report"), as well as the audited consolidated financial statements and the related notes and Item 7 of our annual report on Form 10-K for the year ended December 31, 2024 (our "2024 10-K").
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
We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our Company, industries and business environment. We caution that these statements are not guarantees of future performance and you should not rely unduly on them as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in Item 1A of our 2024 10-K, most of which are difficult to predict and many of which are beyond our control. As a contractor to the U.S. Government, such risks include, without limitation, budget uncertainty, the risk of future budget cuts, the impact of continuing resolution funding mechanisms and the debt ceiling, the potential for government shutdowns and changing funding and acquisition priorities. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
We have discussed many of these factors in more detail elsewhere in this Report. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this Report or in our 2024 10-K could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update or review any forward-looking statement or our description of important factors, whether as a result of new information, future events or otherwise, except as required by applicable laws.
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
Government Operations
The revenues of our Government Operations segment are largely a function of defense spending by the U.S. Government. Through this segment, we engineer, design and manufacture precision naval nuclear components, reactors and nuclear fuel for the U.S. Department of Energy ("DOE")/National Nuclear Safety Administration's Naval Nuclear Propulsion Program. In addition, this segment downblends Cold War-era government stockpiles of high-enriched uranium, develop and manufacture advanced materials and products for commercial, military and space applications and supply proprietary and sole-source valves, manifolds and fittings to global naval and commercial shipping customers. As a supplier of major nuclear components for certain U.S. Government programs, this segment is a significant participant in the defense industry.

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
Acquisitions
Aerojet Ordnance Tennessee, Inc.
On January 3, 2025, we completed the acquisition of Aerojet Ordnance Tennessee, Inc. ("A.O.T."), a subsidiary of L3Harris Technologies, Inc. A.O.T. is a leading provider of advanced special materials which will further enhance our capabilities to develop and manufacture advanced materials and products for commercial, military and space applications. A.O.T. is reported as part of our Government Operations segment.
Kinectrics Inc.
On December 27, 2024, we entered into an agreement to acquire Kinectrics Holdings Inc., the parent company of Kinectrics Inc. ("Kinectrics"). Kinectrics is a leader in providing lifecycle management services for the global nuclear power and transmission and distribution markets, and in the production and supply of isotopes for the radiopharmaceutical industry. Kinectrics employs over 1,300 employees located across 20 sites worldwide. This acquisition is targeted to close in the middle of 2025, following necessary regulatory and other approvals. Once completed, Kinectrics will be reported as part of our Commercial Operations segment.
See Note 2 to our condensed consolidated financial statements for additional information about our recent acquisition activity.
Critical Accounting Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 of our 2024 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025.
Contracts & Revenue Recognition
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

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenues (1)	$(11,590)	$(693)
Operating Income (1)	$(11,558)	$(1,271)
(1)During the three months ended March 31, 2025 and 2024, no adjustments to any one contract had a material impact on our consolidated financial statements.
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
Results of Operations – Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024
Selected financial highlights are presented in the table below:

	Three Months Ended March 31,
	2025	2024	$ Change
	(In thousands)
REVENUES:
Government Operations	$555,286	$487,121	$68,165
Commercial Operations	128,310	117,038	11,272
Eliminations	(1,338)	(193)	(1,145)
	$682,258	$603,966	$78,292
OPERATING INCOME:
Government Operations	$97,746	$85,686	$12,060
Commercial Operations	6,466	8,591	(2,125)
	$104,212	$94,277	$9,935
Unallocated Corporate	(7,582)	(1,316)	(6,266)
Total Operating Income	$96,630	$92,961	$3,669
Consolidated Results of Operations
Three months ended March 31, 2025 vs. 2024
Consolidated revenues increased 13.0%, or $78.3 million, to $682.3 million in the three months ended March 31, 2025 compared to $604.0 million for the corresponding period of 2024, due to increases in our Government Operations and Commercial Operations segments of $68.2 million and $11.3 million, respectively.
Consolidated operating income increased $3.7 million to $96.6 million in the three months ended March 31, 2025 compared to $93.0 million for the corresponding period of 2024. Operating income in our Government Operations segment increased $12.1 million which was partially offset by a decrease in operating income in our Commercial Operations segment of $2.1 million and an increase in Unallocated Corporate expenses of $6.3 million when compared to the corresponding period in the prior year.

Government Operations

	Three Months Ended March 31,
	2025	2024	$ Change
	(In thousands)
Revenues	$555,286	$487,121	$68,165
Operating Income	$97,746	$85,686	$12,060
% of Revenues	17.6%	17.6%
Three months ended March 31, 2025 vs. 2024
Revenues increased $68.2 million, or 14.0%, to $555.3 million in the three months ended March 31, 2025 compared to $487.1 million for the corresponding period of 2024. The increase was primarily driven by the timing of long-lead material procurements of $62.5 million and the acquisition of A.O.T. during the quarter ended March 31, 2025 which increased revenues by $6.3 million. These increases were partially offset by a decrease in revenues associated with our advanced technologies business.
Operating income increased $12.1 million to $97.7 million in the three months ended March 31, 2025 compared to $85.7 million for the corresponding period of 2024, primarily driven by the operating income impact of the changes in revenues noted above.
Commercial Operations

	Three Months Ended March 31,
	2025	2024	$ Change
	(In thousands)
Revenues	$128,310	$117,038	$11,272
Operating Income	$6,466	$8,591	$(2,125)
% of Revenues	5.0%	7.3%
Three months ended March 31, 2025 vs. 2024
Revenues increased 9.6%, or $11.3 million, to $128.3 million in the three months ended March 31, 2025 compared to $117.0 million for the corresponding period of 2024. The increase was primarily related to higher revenues in nuclear components manufacturing of $26.3 million which was partially offset by a $16.2 million decrease in revenues related to on-site inspection, maintenance and refurbishment work when compared to the corresponding period in the prior year.
Operating income decreased $2.1 million to $6.5 million in the three months ended March 31, 2025 compared to $8.6 million for the corresponding period of 2024. The decrease was primarily related to an unfavorable shift in our product mix as well as a $2.6 million increase in expenses associated with merger and acquisition and restructuring-related activities when compared to the corresponding period of the prior year.
Unallocated Corporate
Unallocated corporate expenses increased $6.3 million in the three months ended March 31, 2025 compared to the corresponding period of 2024. The increase was due to higher healthcare costs of $3.2 million related to the timing of claims in addition to an increase in legal and consulting costs associated with merger and acquisition related activities of $1.9 million when compared to the corresponding period in the prior year. We also experienced a $0.9 million increase in expenditures related to the transformation of our information technology infrastructure.

Provision for Income Taxes

	Three Months Ended March 31,
	2025	2024	$ Change
	(In thousands)
Income before Provision for Income Taxes	$91,817	$88,377	$3,440
Provision for Income Taxes	$16,291	$19,843	$(3,552)
Effective Tax Rate	17.7%	22.5%
We primarily operate in the U.S., Canada and the U.K. and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21%, our Canadian tax provision based on the Canadian local statutory rate of approximately 25%, and our U.K. tax provision based on the U.K. local statutory rate of 25%.
Our effective tax rate for the three months ended March 31, 2025 was 17.7% as compared to 22.5% for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 was lower than the U.S. corporate income tax rate of 21% primarily due to excess tax benefits associated with equity compensation partially offset by the unfavorable foreign rate differential. The effective tax rate for the three months ended March 31, 2024 was higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our foreign earnings and lower levels of excess tax benefits associated with equity compensation.
Backlog
Backlog represents the dollar amount of revenue we expect to recognize in the future from contracts awarded and in progress. Not all of our expected revenue from a contract award is recorded in backlog for a variety of reasons, including that some projects are awarded and completed within the same reporting period.
Our backlog is equal to our remaining performance obligations under contracts that meet the criteria in Financial Accounting Standards Board Topic Revenue from Contracts with Customers, as discussed in Note 3 to our condensed consolidated financial statements included in this Report. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies.
We are subject to the budgetary and appropriations cycle of the U.S. Government as it relates to our Government Operations segment. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by customers.

	March 31, 2025	December 31, 2024
	(In approximate millions)
Government Operations	$3,584	$3,913
Commercial Operations	1,295	930
Total Backlog	$4,879	$4,843
We do not include the value of our unconsolidated joint venture contracts in backlog. These unconsolidated joint ventures are included in our Government Operations segment.
As of March 31, 2025, our ending backlog was $4,878.7 million, which included $396.3 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 61% of the revenue associated with our backlog by the end of 2026, with the remainder to be recognized thereafter.
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
The Credit Facility requires interest payments on outstanding loans on a periodic basis until maturity. We are required to make quarterly amortization payments on the Term Loan in an amount equal to 1.25% of the initial aggregate principal amount of the Term Loan on the last business day of each quarter, with the balance of the Term Loan due at maturity. We may prepay all loans under the Credit Facility at any time without premium or penalty (other than customary Term SOFR breakage costs), subject to notice requirements.
The Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted total net leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of March 31, 2025, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Credit Facility bear interest at our option at either (1) the Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Revolving Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Revolving Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our total net leverage ratio. Based on the total net leverage ratio applicable at March 31, 2025, the margin for Term SOFR and base rate loans was 1.25% and 0.25%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.25% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of March 31, 2025, borrowings under the Term Loan totaled $234.4, borrowings and letters of credit issued under the Revolving Credit Facility totaled $170.0 million and $1.4 million, respectively, and we had $578.6 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of March 31, 2025, the weighted-average interest rate on outstanding borrowings under the Credit Facility was 5.67%.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of March 31, 2025, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
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
We may redeem the Senior Notes due 2029, in whole or in part, at any time at a redemption price equal to (i) 101.031% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on April 15, 2025 and (ii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after April 15, 2026, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of March 31, 2025, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize surety bond facilities to support such obligations, but the issuance of surety bonds under those facilities is typically at the surety's discretion, and the surety bond facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bond capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these surety bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of March 31, 2025, surety bonds issued and outstanding under these arrangements totaled approximately $304.5 million.
Similarly, we have provided letters of credit and bank guarantees to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our Revolving Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit and bank guarantees under our bilateral letter of credit facility is at the issuer’s discretion, and our bilateral letter of credit facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our Credit Facility. Although there can be no assurance that we will maintain our bilateral letter of credit facility capacity, we believe our current capacity, together with capacity under our Revolving Credit Facility, is adequate to support our existing requirements for the next 12 months. As of March 31, 2025, letters of credit and bank guarantees issued and outstanding under our bilateral letter of credit facility totaled approximately $28.0 million, and such letters of credit and bank guarantees are secured by the collateral under our Credit Facility.
Long-term Benefit Obligations
As of March 31, 2025, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $99.0 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $8.8 million for the remainder of 2025 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.
Other
Cash, Cash Equivalents, Restricted Cash and Investments
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Domestic	$57,189	$69,595
Foreign	13,276	21,585
Total	$70,465	$91,180

Our working capital increased by $36.0 million to $491.8 million at March 31, 2025 from $455.8 million at December 31, 2024, primarily due to net changes in contracts in progress and advance billings on contracts due to the timing of project cash flows and a decrease in current liabilities associated with the payment of accrued incentives.
Our net cash provided by operating activities increased by $17.6 million to $50.7 million in the three months ended March 31, 2025, compared to cash provided by operating activities of $33.0 million in the three months ended March 31, 2024. The increase in cash provided by operating activities was primarily attributable to the timing of project cash flows.
Our net cash used in investing activities increased by $126.0 million to $156.4 million in the three months ended March 31, 2025, compared to cash used in investing activities $30.3 million in the three months ended March 31, 2024. The increase in cash used in investing activities was primarily attributable to the $103.3 million acquisition of A.O.T. and $26.4 million investments in equity method investees.
Our net cash provided by financing activities increased by $116.9 million to $84.8 million in the three months ended March 31, 2025, compared to cash used in financing activities of $32.2 million in the three months ended March 31, 2024. The increase in cash used in financing activities was primarily due to an increase in net borrowings of long-term debt of $123.4 million which was partially offset by a $10.0 million increase in repurchases of common stock when compared to the corresponding period of the prior year.
At March 31, 2025, we had restricted cash and cash equivalents totaling $6.5 million, $3.7 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $2.8 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At March 31, 2025, we had long-term investments with a fair value of $8.5 million and our investment portfolio consisted entirely of mutual funds. These equity securities are carried at fair value with the unrealized gains and losses reported in earnings.

Cash Requirements
As discussed in Note 2 to our condensed consolidated financial statements, on December 27, 2024, we entered into an agreement to acquire Kinectrics for approximately CAD 782.7 million, including the assumption of Kinectrics' net pension and debt liabilities, and estimated transaction expenses. This acquisition is expected to close in the middle of 2025.
We believe we have sufficient cash and cash equivalents and borrowing capacity, along with cash generated from operations and continued access to capital markets, to satisfy our cash requirements for the next 12 months and beyond.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risks have not changed materially from those disclosed in Item 7A of our 2024 10-K.
Item 4.    CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
For information regarding ongoing investigations and litigation, see Note 5 to our unaudited condensed consolidated financial statements in Part I of this Report, which we incorporate by reference into this Item.
Item 1A.    RISK FACTORS
In addition to the other information in this Report, the other factors presented in Item 1A of our 2024 10-K are some of the factors that could materially affect our business, financial condition or future results. There have been no material changes to our risk factors from those disclosed in our 2024 10-K.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended March 31, 2025. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2025 - January 31, 2025	1,028	$113.56	—	$377.6
February 1, 2025 - February 28, 2025	227,495	$105.94	104,224	$366.6
March 1, 2025 - March 31, 2025	185,249	$102.43	185,249	$347.6
Total	413,772	$104.38	289,473
(1)Includes 1,028, 123,271 and 0 shares repurchased during January, February and March, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)On April 30, 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $500 million with no expiration date.
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Supplemental Indenture No. 2, dated as of February 10, 2025, between BWX Technologies, Inc., BWXT Ordnance Tennessee, Inc. and U.S. Bank Trust Company, National Association, as a Trustee under the Indenture, dated as of April 13, 2021.

10.2
Supplemental Indenture No. 3, dated as of February 10, 2025, between BWX Technologies, Inc., BWXT Ordnance Tennessee, Inc. and U.S. Bank Trust Company, National Association, as a trustee under the Indenture, dated as of June 12, 2020.

10.3	Form of Stock Option Grant for Employees

10.4	Form of Performance Restricted Stock Unit Grant for Employees

10.5	Form of Restricted Stock Unit Grant for Employees

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWX TECHNOLOGIES, INC.

/s/ Robb A. LeMasters
	By:	Robb A. LeMasters
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized
Representative)

/s/ Mike T. Fitzgerald
	By:	Mike T. Fitzgerald
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized
Representative)

May 5, 2025