Form 10-Q
period 2025-06-30
BWX Technologies, Inc.
filed 2025-08-04
CIK 1486957

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
For the quarterly period ended June 30, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at August 1, 2025 was 91,398,740.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$764,039	$681,465	$1,446,297	$1,285,431
Costs and Expenses:
Cost of operations	572,642	513,196	1,089,707	968,553
Research and development costs	4,565	1,271	6,578	2,761
(Gains) Losses on asset disposals and impairments, net	13	(4)	(4,418)	(4)
Selling, general and administrative expenses	102,940	79,780	190,509	147,141
Total Costs and Expenses	680,160	594,243	1,282,376	1,118,451
Equity in Income of Investees	18,545	11,584	35,133	24,787
Operating Income	102,424	98,806	199,054	191,767
Other Income (Expense):
Interest income	551	540	1,273	1,386
Interest expense	(11,741)	(10,688)	(19,735)	(20,283)
Other – net	6,525	2,971	8,984	7,136
Total Other Income (Expense)	(4,665)	(7,177)	(9,478)	(11,761)
Income before Provision for Income Taxes	97,759	91,629	189,576	180,006
Provision for Income Taxes	19,297	18,584	35,588	38,427
Net Income	$78,462	$73,045	$153,988	$141,579
Net Income Attributable to Noncontrolling Interest	(74)	(73)	(138)	(139)
Net Income Attributable to BWX Technologies, Inc.	$78,388	$72,972	$153,850	$141,440
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.86	$0.80	$1.68	$1.54
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.85	$0.79	$1.68	$1.54
Shares used in the computation of earnings per share (Note 9):
Basic	91,542,967	91,564,263	91,568,526	91,559,824
Diluted	91,702,703	91,801,539	91,788,204	91,831,232
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited) (In thousands)
Net Income	$78,462	$73,045	$153,988	$141,579
Other Comprehensive Income (Loss):
Currency translation adjustments	19,703	(5,170)	23,838	(16,478)
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit of $236, $38, $58, and $170, respectively	(220)	(91)	396	(476)
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $58, $(17), $95, and $4, respectively	(211)	49	(343)	(12)
Amortization of benefit plan costs, net of tax benefit of $(157), $(163), $(315), and $(324), respectively	657	669	1,296	1,339
Unrealized gains (losses) arising during the period, net of tax provision of $0, $(4), $(85), and $(12), respectively	—	18	(60)	46
Investments:
Reclassification adjustment for gains included in net income, net of tax provision of $—, $—, $80, and $— respectively	—	—	(301)	—
Other Comprehensive Income (Loss)	19,929	(4,525)	24,826	(15,581)
Total Comprehensive Income	98,391	68,520	178,814	125,998
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	(74)	(73)	(138)	(139)
Comprehensive Income Attributable to BWX Technologies, Inc.	$98,317	$68,447	$178,676	$125,859
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2025	December 31, 2024
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$36,984	$74,109
Restricted cash and cash equivalents	3,049	2,785
Accounts receivable – trade, net	148,756	99,112
Accounts receivable – other	24,508	53,199
Retainages	40,712	33,667
Contracts in progress	639,601	577,745
Inventories	51,560	40,288
Other current assets	51,715	49,092
Total Current Assets	996,885	929,997
Property, Plant and Equipment, Net	1,537,771	1,278,161
Investments	7,572	10,609
Goodwill	512,602	287,362
Deferred Income Taxes	4,727	6,569
Investments in Unconsolidated Affiliates	175,635	99,403
Intangible Assets	324,533	165,325
Other Assets	139,347	92,498
TOTAL ASSETS	$3,699,072	$2,869,924
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2025	December 31, 2024
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current portion of long-term debt	$12,500	$12,500
Accounts payable	191,500	158,077
Accrued employee benefits	83,274	77,234
Accrued liabilities – other	104,576	65,100
Advance billings on contracts	198,336	161,290
Total Current Liabilities	590,186	474,201
Long-Term Debt	1,519,728	1,042,970
Accumulated Postretirement Benefit Obligation	77,490	16,515
Environmental Liabilities	96,620	94,225
Pension Liability	108,215	82,602
Other Liabilities	122,927	79,007
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 128,680,180 and 128,320,295 shares at June 30, 2025 and December 31, 2024, respectively	1,286	1,283
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	243,068	228,889
Retained earnings	2,394,737	2,287,151
Treasury stock at cost, 37,281,441 and 36,869,498 shares at June 30, 2025 and December 31, 2024, respectively	(1,431,542)	(1,388,432)
Accumulated other comprehensive income (loss)	(23,385)	(48,211)
Stockholders' Equity – BWX Technologies, Inc.	1,184,164	1,080,680
Noncontrolling interest	(258)	(276)
Total Stockholders' Equity	1,183,906	1,080,404
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,699,072	$2,869,924
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
	(Unaudited) (In thousands, except share and per share amounts)
Balance December 31, 2024	128,320,295	$1,283	$228,889	$2,287,151	$(48,211)	$(1,388,432)	$1,080,680	$(276)	$1,080,404
Net income	—	—	—	75,462	—	—	75,462	64	75,526
Dividends declared ($0.25 per share)	—	—	—	(23,082)	—	—	(23,082)	—	(23,082)
Currency translation adjustments	—	—	—	—	4,135	—	4,135	—	4,135
Derivative financial instruments	—	—	—	—	484	—	484	—	484
Defined benefit obligations	—	—	—	—	639	—	639	—	639
Available-for-sale investments	—	—	—	—	(361)	—	(361)	—	(361)
Exercises of stock options	13,601	—	388	—	—	—	388	—	388
Shares placed in treasury	—	—	—	—	—	(43,100)	(43,100)	—	(43,100)
Stock-based compensation charges	310,192	3	5,044	—	—	—	5,047	—	5,047
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)
Balance March 31, 2025 (unaudited)	128,644,088	$1,286	$234,321	$2,339,531	$(43,314)	$(1,431,532)	$1,100,292	$(257)	$1,100,035
Net income	—	—	—	78,388	—	—	78,388	74	78,462
Dividends declared ($0.25 per share)	—	—	—	(23,182)	—	—	(23,182)	—	(23,182)
Currency translation adjustments	—	—	—	—	19,703	—	19,703	—	19,703
Derivative financial instruments	—	—	—	—	(431)	—	(431)	—	(431)
Defined benefit obligations	—	—	—	—	657	—	657	—	657
Available-for-sale investments	—	—	—	—	—	—	—	—	—
Exercises of stock options	746	—	59	—	—	—	59	—	59
Shares placed in treasury	—	—	—	—	—	(10)	(10)	—	(10)
Stock-based compensation charges	35,346	—	8,688	—	—	—	8,688	—	8,688
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(75)	(75)
Balance June 30, 2025 (unaudited)	128,680,180	$1,286	$243,068	$2,394,737	$(23,385)	$(1,431,542)	$1,184,164	$(258)	$1,183,906

Balance December 31, 2023	128,065,521	$1,281	$206,478	$2,093,917	$(7,463)	$(1,360,862)	$933,351	$(50)	$933,301
Net income (loss)	—	—	—	68,468	—	—	68,468	66	68,534
Dividends declared ($0.24 per share)	—	—	—	(22,150)	—	—	(22,150)	—	(22,150)
Currency translation adjustments	—	—	—	—	(11,308)	—	(11,308)	—	(11,308)
Derivative financial instruments	—	—	—	—	(446)	—	(446)	—	(446)
Defined benefit obligations	—	—	—	—	670	—	670	—	670
Available-for-sale investments	—	—	—	—	28	—	28	—	28
Exercises of stock options	7,294	—	218	—	—	—	218	—	218
Shares placed in treasury	—	—	—	—	—	(26,906)	(26,906)	—	(26,906)
Stock-based compensation charges	199,991	2	4,295	—	—	—	4,297	—	4,297
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(172)	(172)
Balance March 31, 2024 (unaudited)	128,272,806	$1,283	$210,991	$2,140,235	$(18,519)	$(1,387,768)	$946,222	$(156)	$946,066
Net income	—	—	—	72,972	—	—	72,972	73	73,045
Dividends declared ($0.24 per share)	—	—	—	(22,128)	—	—	(22,128)	—	(22,128)
Currency translation adjustments	—	—	—	—	(5,170)	—	(5,170)	—	(5,170)
Derivative financial instruments	—	—	—	—	(42)	—	(42)	—	(42)
Defined benefit obligations	—	—	—	—	669	—	669	—	669
Available-for-sale investments	—	—	—	—	18	—	18	—	18
Exercises of stock options	—	—	—	—	—	—	—	—	—
Shares placed in treasury	—	—	—	—	—	(35)	(35)	—	(35)
Stock-based compensation charges	9,319	—	5,982	—	—	—	5,982	—	5,982
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(154)	(154)
Balance June 30, 2024 (unaudited)	128,282,125	$1,283	$216,973	$2,191,079	$(23,044)	$(1,387,803)	$998,488	$(237)	$998,251
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$153,988	$141,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,171	42,160
Income of investees, net of dividends	(2,700)	(3,301)
(Gains) Losses on asset disposals and impairments - net	(4,418)	(4)
Recognition of losses for pension and postretirement plans	1,627	1,663
Stock-based compensation expense	13,735	10,279
Other, net	(9,366)	(28)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(465)	(20,319)
Accounts payable	6,875	47,018
Retainages	(7,045)	587
Contracts in progress and advance billings on contracts	7,754	(78,722)
Income taxes	22,558	(6,741)
Accrued and other current liabilities	19,382	(328)
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(33,656)	(23,625)
Other, net	(9,747)	(11,298)
NET CASH PROVIDED BY OPERATING ACTIVITIES	209,693	98,920
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(66,098)	(60,827)
Acquisition of businesses, net of cash acquired	(538,184)	—
Sales and maturities of securities	3,397	—
Investments, net of return of capital, in equity method investees	(33,000)	—
Other, net	4,405	203
NET CASH USED IN INVESTING ACTIVITIES	(629,480)	(60,624)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	758,400	241,400
Repayments of long-term debt	(284,650)	(239,525)
Repurchases of common stock	(30,000)	(20,000)
Dividends paid to common shareholders	(46,798)	(44,373)
Cash paid for shares withheld to satisfy employee taxes	(12,883)	(6,941)
Settlements of forward contracts, net	1,657	4,543
Other, net	100	(108)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	385,826	(65,004)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(2,475)	(308)
TOTAL DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(36,436)	(27,016)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,571	81,615
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,135	$54,599
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$30,036	$32,181
Income taxes (net of refunds)	$11,890	$45,382
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$15,575	$9,273
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
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
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We classify assets and liabilities related to long-term contracts as current using the duration of the related contract or program as our operating cycle, which is generally longer than one year. We have recast certain amounts previously reported in our condensed consolidated balance sheets and statements of cash flows to conform to the presentation at June 30, 2025. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
Unless the context otherwise indicates, "we," "us" and "our" mean BWXT and its consolidated subsidiaries.
Reportable Segments
We operate in two reportable segments: Government Operations and Commercial Operations. Our reportable segments are further described as follows:
•Our Government Operations segment manufactures naval nuclear reactors, including the related nuclear fuel, for the U.S. Naval Nuclear Propulsion Program for use in submarines and aircraft carriers. Through this segment, we also fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons, manufacture electromechanical equipment, perform design, manufacturing, inspection, assembly and testing activities, downblend Cold War-era government stockpiles of high-enriched uranium and develop and manufacture advanced materials and products for commercial, military and space applications. In addition, we supply proprietary and sole-source valves, manifolds and fittings to global naval and commercial shipping customers. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. This segment also provides various other services, primarily through joint ventures, to the U.S. and Canadian Governments including nuclear materials management and operation, environmental management and administrative and operating services for various Government-owned facilities. These services are primarily provided to the U.S. Department of Energy ("DOE"), including the National Nuclear Security Administration, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management, the Department of Defense and Canadian Nuclear Labs. In addition, this segment also develops technology for advanced nuclear reactors for a variety of power and propulsion applications in the space and terrestrial domains and offers complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for these programs.
•Our Commercial Operations segment fabricates commercial nuclear steam generators, nuclear fuel, fuel handling systems, pressure vessels, reactor components, heat exchangers, tooling delivery systems and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level waste, and supplies nuclear-grade materials and precisely machined components for nuclear utility customers. We have supplied the nuclear industry with more than 1,300 large, heavy components worldwide and are the only commercial heavy nuclear component manufacturer in North America. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development, electrical and controls engineering and metallurgy and materials engineering. In addition, this segment offers in-plant inspection, maintenance and modification services for nuclear steam generators, heat exchangers, reactors, fuel handling systems and balance of plant equipment, as well as specialized non-destructive examination and tooling/repair solutions. This segment also offers a broad suite of nuclear power plant lifecycle support and management services for the global industry and transmission and distribution markets. This segment also manufactures medical radioisotopes, radiopharmaceuticals and medical devices, and partners with life science and pharmaceutical companies developing new drugs.
See Note 3 and Note 8 for financial information about our segments. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and notes included in our 2024 10-K.
Recently Adopted Accounting Standards
There were no accounting standards adopted during the six months ended June 30, 2025 that had a significant impact on our financial position, results of operations, cash flows or disclosures.
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
Provision for Income Taxes
We are subject to federal income tax in the U.S., Canada and various other foreign jurisdictions, as well as income tax within multiple U.S. state jurisdictions. We provide for income taxes based on the enacted tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to nominal rates and with respect to the basis on which these rates are applied. This variation, along with changes in our mix of income within these jurisdictions, can contribute to shifts in our effective tax rate from period to period.
Our effective tax rate for the three months ended June 30, 2025 was 19.7% as compared to 20.3% for the three months ended June 30, 2024. Our effective tax rate for the six months ended June 30, 2025 was 18.8% as compared to 21.3% for the six months ended June 30, 2024. The effective tax rates for the three and six months ended June 30, 2025 were lower than the U.S. corporate federal income tax rate of 21% primarily due to benefits from U.S. federal research and development tax credits and excess tax benefits associated with equity compensation. The effective tax rates for the three and six months ended June 30, 2024 approximated the U.S. corporate federal income tax rate of 21% due to the revaluation of our Canadian net deferred tax liabilities, which was required by the temporary reduction of the Canadian federal tax rate for qualifying nuclear manufacturers for tax years beginning on or after January 1, 2024.
On July 4, 2025, President Trump signed into law an act commonly referred to as the “One Big Beautiful Bill Act”. This bill includes a number of tax provisions including extending existing provisions that were set to expire, substantive changes in international tax rules and the repeal or phase outs of certain energy tax credits. We are currently evaluating the impact of this legislation on our results of operations, financial position and cash flows.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At June 30, 2025, we had restricted cash and cash equivalents totaling $7.2 million, $4.1 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.0 million of which was held to meet reinsurance reserve requirements of our captive insurer.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statements of cash flows:

	June 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$36,984	$74,109
Restricted cash and cash equivalents	3,049	2,785
Restricted cash and cash equivalents included in Other Assets	4,102	3,677
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statements of cash flows	$44,135	$80,571
Inventories
At June 30, 2025 and December 31, 2024, we had inventories totaling $51.6 million and $40.3 million, respectively, consisting almost entirely of raw materials and supplies.
Property, Plant and Equipment, Net
Property, plant and equipment is stated at cost and is set forth below:

	June 30, 2025	December 31, 2024
	(In thousands)
Land	$55,428	$10,608
Buildings	494,901	417,189
Machinery and equipment	1,279,022	1,166,236
Property under construction	652,759	584,539
	2,482,110	2,178,572
Less: Accumulated depreciation	944,339	900,411
Property, Plant and Equipment, Net	$1,537,771	$1,278,161
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Currency translation adjustments	$(9,897)	$(33,735)
Net unrealized gain on derivative financial instruments	543	490
Unrecognized prior service cost on benefit obligations	(13,937)	(15,233)
Net unrealized gain (loss) on available-for-sale investments	(94)	267
Accumulated other comprehensive loss	$(23,385)	$(48,211)

The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$192	$125	$115	$91	Revenues
	77	(191)	323	(75)	Cost of operations
	269	(66)	438	16	Total before tax
	(58)	17	(95)	(4)	Provision for Income Taxes
	$211	$(49)	$343	$12	Net Income
Amortization of prior service cost on benefit obligations	$(814)	$(832)	$(1,611)	$(1,663)	Other – net
	157	163	315	324	Provision for Income Taxes
	$(657)	$(669)	$(1,296)	$(1,339)	Net Income
Realized gains on investments	$—	$—	$381	$—	Other – net
	—	—	(80)	—	Provision for Income Taxes
	$—	$—	$301	$—	Net Income
Total reclassification for the period	$(446)	$(718)	$(652)	$(1,327)
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At June 30, 2025, we had deferred approximately $0.5 million of net gains on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended June 30, 2025 and 2024, we recognized (gains) losses of $22.1 million and $(5.1) million, respectively, and for the six months ended June 30, 2025 and 2024, we recognized (gains) losses of $20.4 million and $(14.8) million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedging instruments.
At June 30, 2025, our derivative financial instruments consisted of FX forward contracts with a total notional value of $775.3 million with maturities extending to August 2026. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.

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
Kinectrics Inc.
On May 20, 2025, we acquired all of the equity interests of Kinectrics Holdings Inc., the parent company of
Kinectrics Inc. ("Kinectrics") for CAD $782.7 million, subject to certain working capital and other adjustments. This resulted in purchase consideration of CAD $615.7 million ($441.4 million U.S. dollar equivalent) which is net of assumed pension liabilities, other postretirement benefit obligations and indebtedness.

Kinectrics is a leader in providing lifecycle management services for the global nuclear power and transmission and distribution markets and in the production and supply of isotopes for the radiopharmaceutical industry and employs over 1,300 employees located across 20 sites worldwide. Kinectrics is reported as part of our Commercial Operations segment.

The initial fair value assessment of the Kinectrics acquisition is in process as of the filing date of this Form 10-Q. The amounts allocated to the assets acquired and liabilities assumed have been determined by management, using provisional estimates of fair value based on information currently available and on current assumptions of future operations. These provisional fair values are subject to change upon completion of purchase accounting, the impact of which may be material.

The provisional estimates of fair value resulted in the recognition of $189.9 million of Property, Plant and Equipment, $152.3 million of Goodwill, $134.1 million of Intangible Assets, $39.5 million of Investments in Unconsolidated Affiliates and $23.5 million of net working capital, net of acquired Pension Liabilities and Other Postretirement Obligations totaling $91.6 million.

NOTE 3 – REVENUE RECOGNITION
As described in Note 1, our operations are assessed based on two reportable segments.
Disaggregated Revenues
Revenues by geographic area and customer type were as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$513,749	$—	$513,749	$511,498	$—	$511,498
Non-Government	69,873	24,852	94,725	22,217	16,063	38,280
	$583,622	$24,852	$608,474	$533,715	$16,063	$549,778
Canada:
Government	$10	$—	$10	$23	$—	$23
Non-Government	65	141,161	141,226	151	120,516	120,667
	$75	$141,161	$141,236	$174	$120,516	$120,690
Other:
Government	$3,725	$—	$3,725	$637	$—	$637
Non-Government	1,537	10,126	11,663	6,320	4,912	11,232
	$5,262	$10,126	$15,388	$6,957	$4,912	$11,869
Segment Revenues	$588,959	$176,139	765,098	$540,846	$141,491	682,337
Eliminations			(1,059)			(872)
Revenues			$764,039			$681,465

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$1,039,044	$—	$1,039,044	$973,730	$—	$973,730
Non-Government	94,146	40,914	135,060	43,827	32,858	76,685
	$1,133,190	$40,914	$1,174,104	$1,017,557	$32,858	$1,050,415
Canada:
Government	$112	$—	$112	$25	$—	$25
Non-Government	122	242,778	242,900	168	215,528	215,696
	$234	$242,778	$243,012	$193	$215,528	$215,721
Other:
Government	$7,596	$—	$7,596	$1,663	$—	$1,663
Non-Government	3,226	20,757	23,983	8,554	10,143	18,697
	$10,822	$20,757	$31,579	$10,217	$10,143	$20,360
Segment Revenues	$1,144,246	$304,449	1,448,695	$1,027,967	$258,529	1,286,496
Eliminations			(2,398)			(1,065)
Revenues			$1,446,297			$1,285,431

Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$586,443	$153,085	$739,528	$537,906	$112,125	$650,031
Point-in-time	2,516	23,054	25,570	2,940	29,366	32,306
Segment Revenues	$588,959	$176,139	765,098	$540,846	$141,491	682,337
Eliminations			(1,059)			(872)
Revenues			$764,039			$681,465

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$1,136,989	$256,306	$1,393,295	$1,022,194	$208,980	$1,231,174
Point-in-time	7,257	48,143	55,400	5,773	49,549	55,322
Segment Revenues	$1,144,246	$304,449	1,448,695	$1,027,967	$258,529	1,286,496
Eliminations			(2,398)			(1,065)
Revenues			$1,446,297			$1,285,431
Revenues by contract type were as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$220,653	$3,517	$224,170	$357,737	$5,420	$363,157
Firm-Fixed-Price	259,153	118,365	377,518	81,026	68,507	149,533
Cost-Plus Fee	109,107	—	109,107	102,083	—	102,083
Time-and-Materials	46	54,257	54,303	—	67,564	67,564
Segment Revenues	$588,959	$176,139	765,098	$540,846	$141,491	682,337
Eliminations			(1,059)			(872)
Revenues			$764,039			$681,465

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$429,205	$7,844	$437,049	$654,988	$10,942	$665,930
Firm-Fixed-Price	515,015	210,305	725,320	175,946	135,712	311,658
Cost-Plus Fee	199,896	—	199,896	195,798	—	195,798
Time-and-Materials	130	86,300	86,430	1,235	111,875	113,110
Segment Revenues	$1,144,246	$304,449	1,448,695	$1,027,967	$258,529	1,286,496
Eliminations			(2,398)			(1,065)
Revenues			$1,446,297			$1,285,431

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Revenues (1)	$17,520	$(2,098)	$5,930	$(2,791)
Operating Income (1)	$17,605	$(2,079)	$6,046	$(3,350)
(1)During the three months ended June 30, 2025, our Government Operations segment results were favorably impacted by contract adjustments related to a nuclear operations contract. These adjustments resulted in an increase in revenue and operating income of $29.4 million for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, no adjustments to any one contract had a material impact on our consolidated financial statements.
Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. Costs specific to certain contracts for which we recognize revenue at a point in time are also included in Contracts in progress. We include in Advance billings on contract billings that exceed accumulated contract costs and revenues recognized over time. Amounts that are withheld on our fixed-price incentive fee contracts are classified within Retainages. Certain of these amounts require conditions other than the passage of time to be achieved, with the remaining amounts only requiring the passage of time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled receivables. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. Our fixed-price incentive fee contracts for our Government Operations segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments received during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts.

	June 30,	December 31,
	2025	2024
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$620,627	$559,415
Retainages	$40,712	$33,667
Advance billings on contracts	$198,336	$161,290
During the three months ended June 30, 2025 and 2024, we recognized $54.1 million and $43.6 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year. During the six months ended June 30, 2025 and 2024, we recognized $123.6 million and $86.4 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. At June 30, 2025, our remaining performance obligations were $6,015.2 million. We expect to recognize approximately 53% of the revenue associated with our remaining performance obligations by the end of 2026, with the remainder to be recognized thereafter.
NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended June 30, 2025 and 2024, these amounts were $3.3 million and

$1.9 million, respectively. For the six months ended June 30, 2025 and 2024, these amounts were $5.0 million and $4.0 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended June 30, 2025 and 2024, these amounts were $(2.0) million and $(2.7) million, respectively. For the six months ended June 30, 2025 and 2024, these amounts were $(3.7) million and $(5.7) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	(In thousands)
Service cost	$2,897	$1,768	$4,580	$3,765	$384	$96	$469	$193
Interest cost	13,782	11,133	25,235	22,763	869	503	1,401	1,008
Expected return on plan assets	(16,987)	(14,654)	(30,991)	(30,153)	(487)	(487)	(973)	(974)
Amortization of prior service cost	792	820	1,583	1,640	22	12	44	23
Net periodic benefit (income) / loss	$484	$(933)	$407	$(1,985)	$788	$124	$941	$250
NOTE 5 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.
NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at June 30, 2025:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$7,572	$—	$7,572	$—	$—
Total	$7,572	$—	$7,572	$—	$—
The following is a summary of our investments measured at fair value at December 31, 2024:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$8,775	$—	$8,775	$—	$—
Available-for-sale securities
Corporate bonds	1,834	1,834	—	—	—
Total	$10,609	$1,834	$8,775	$—	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At June 30, 2025 and December 31, 2024, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $(13.9) million and $8.2 million, respectively. Derivative assets and liabilities are included in Accounts receivable – other and Accounts payable, respectively, on our condensed consolidated balance sheets.

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
Long-term and short-term debt. We base the fair values of debt instruments, including our 4.125% senior notes due 2028 (the "Senior Notes due 2028") and our 4.125% senior notes due 2029 (the "Senior Notes due 2029"), on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At June 30, 2025 and December 31, 2024, the fair value of the Senior Notes due 2028 was $377.7 million and $374.6 million, respectively, and the fair value of the Senior Notes due 2029 was $372.8 million and $371.9 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at June 30, 2025 and December 31, 2024.
Note receivable. Included in Other current assets is a note receivable related to a third-party loan. We base the fair value of this level 2 note receivable instrument on the present value of future cash flows discounted at market interest rates for financial instruments with similar quality and terms. At June 30, 2025 and December 31, 2024, the carrying value of our note receivable was $6.4 million and $6.5 million, respectively, and approximated its fair value.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended June 30, 2025 and 2024 totaled $8.4 million and $6.0 million, respectively, with associated tax benefit totaling $1.7 million and $1.1 million, respectively. Stock-based compensation recognized for all of our plans for the six months ended June 30, 2025 and 2024 totaled $13.4 million and $10.4 million, respectively, with associated tax benefit totaling $2.7 million and $1.8 million, respectively.

NOTE 8 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on two reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
REVENUES:
Government Operations	$588,959	$540,846	$1,144,246	$1,027,967
Commercial Operations	176,139	141,491	304,449	258,529
Eliminations	(1,059)	(872)	(2,398)	(1,065)
	$764,039	$681,465	$1,446,297	$1,285,431

SEGMENT EXPENSES:
Government Operations
Research and Development Costs	$1,924	$1,156	$3,375	$2,603
(Gains) Losses on Asset Disposals and Impairments, Net	—	(2)	(4,431)	$(2)
Other Segment Expenses (1)	495,979	458,756	973,088	$871,947
	497,903	459,910	$972,032	$874,548
Commercial Operations
Research and Development Costs	2,641	115	3,203	$158
(Gains) Losses on Asset Disposals and Impairments, Net	13	(2)	13	$(2)
Other Segment Expenses (1)	166,792	124,749	288,074	$233,154
	169,446	124,862	291,290	$233,310
Total Segment Expenses	$667,349	$584,772	$1,263,322	$1,107,858

OPERATING INCOME
Government Operations	$109,417	$92,520	$207,163	$178,206
Commercial Operations	6,877	16,628	13,342	25,219
	116,294	109,148	$220,505	$203,425
Unallocated Corporate (2)	(13,870)	(10,342)	(21,451)	(11,658)
Total Operating Income (3)	$102,424	$98,806	$199,054	$191,767
Other Income (Expense)	(4,665)	(7,177)	(9,478)	(11,761)
Income before Provision for Income Taxes	$97,759	$91,629	$189,576	$180,006
(1)Other segment expenses include the total cost of operations and selling, general, and administrative expenses.
(2)Unallocated Corporate includes general corporate overhead not allocated to segments in addition to losses on asset disposals and impairments, net.
(3)The following amounts are included in Operating Income:

Equity in Income of Investees:
Government Operations	$18,362	$11,584	$34,950	$24,787
Commercial Operations	183	—	183	—
	$18,545	$11,584	$35,133	$24,787

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
CAPITAL EXPENDITURES:
Government Operations	$15,770	$14,378	$34,270	$30,584
Commercial Operations	16,701	13,555	$29,910	$29,080
Segment Capital Expenditures	$32,471	$27,933	$64,180	$59,664
Corporate Capital Expenditures	258	(173)	$1,918	$1,162
Total Capital Expenditures	$32,729	$27,760	$66,098	$60,826
DEPRECIATION AND AMORTIZATION:
Government Operations	$19,222	$15,430	$37,318	$29,664
Commercial Operations	6,243	4,397	$10,262	$8,841
Segment Depreciation and Amortization	$25,465	$19,827	$47,580	$38,505
Corporate Depreciation and Amortization	1,794	1,781	$3,591	$3,655
Total Depreciation and Amortization	$27,259	$21,608	$51,171	$42,160
Information about our Product and Service Lines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
REVENUES:
Government Operations:
Nuclear Components and Fuel	$428,552	$422,023	$869,631	$796,278
Uranium Processing and Nuclear Services	121,690	67,215	$204,855	$133,628
Advanced Reactor Design and Engineering	38,717	51,608	$69,760	$98,061
	$588,959	$540,846	$1,144,246	$1,027,967
Commercial Operations:
Nuclear Manufacturing	$104,775	$70,591	$190,985	$131,529
Nuclear Services and Engineering	71,364	70,900	$113,464	$127,000
	$176,139	$141,491	$304,449	$258,529
Eliminations	(1,059)	(872)	(2,398)	(1,065)
	$764,039	$681,465	$1,446,297	$1,285,431
Information about our Consolidated Operations in Different Geographic Areas:

	June 30, 2025	December 31, 2024
	(In thousands)
NET PROPERTY, PLANT AND EQUIPMENT:
United States	$835,486	$813,352
Canada	690,443	462,593
All Other Countries	11,842	2,216
	$1,537,771	$1,278,161
See Note 3 for revenues by geographic area for each of our segments.

Information about our Major Customers:
In the three months ended June 30, 2025 and 2024, sales to the U.S. Government accounted for approximately 86% and 93% of our Government Operations segment revenues, respectively. In the six months ended June 30, 2025 and 2024, sales to the U.S. Government accounted for approximately 89% and 93% of our Government Operations segment revenues, respectively. In the three months ended June 30, 2025 and 2024, sales to large utility customers accounted for approximately 60% and 75% of our Commercial Operations segment revenues, respectively. In the six months ended June 30, 2025 and 2024, sales to large utility customers accounted for approximately 66% and 76% of our Commercial Operations segment revenues, respectively.
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
NOTE 9 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$78,388	$72,972	$153,850	$141,440
Weighted-average common shares	91,542,967	91,564,263	91,568,526	91,559,824
Basic earnings per common share	$0.86	$0.80	$1.68	$1.54
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$78,388	$72,972	$153,850	$141,440
Weighted-average common shares (basic)	91,542,967	91,564,263	91,568,526	91,559,824
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	159,736	237,276	219,678	271,408
Adjusted weighted-average common shares	91,702,703	91,801,539	91,788,204	91,831,232
Diluted earnings per common share	$0.85	$0.79	$1.68	$1.54
(1)At June 30, 2025 and 2024, we excluded 520,328 and 140,335 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

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
Government Operations
The revenues of our Government Operations segment are largely a function of defense spending by the U.S. Government. Through this segment, we engineer, design and manufacture precision naval nuclear components, reactors and nuclear fuel for the U.S. Department of Energy ("DOE")/National Nuclear Safety Administration's Naval Nuclear Propulsion Program. In addition, this segment downblends Cold War-era government stockpiles of high-enriched uranium, develops and manufactures advanced materials and products for commercial, military and space applications and supplies proprietary and sole-source valves, manifolds and fittings to global naval and commercial shipping customers. As a supplier of major nuclear components for certain U.S. Government programs, this segment is a significant participant in the defense industry.

This segment also provides various services to the U.S. Government by managing and operating high-consequence operations at U.S. nuclear weapons sites, national laboratories and manufacturing complexes. The revenues and equity income of investees under these types of contracts are largely a function of spending by the U.S. Government and the performance scores we and our consortium partners earn in managing and operating these sites. With our specialized capabilities of full life-cycle management of special materials, facilities and technologies, we believe this segment is well-positioned to continue participating in the ongoing cleanup, operation and management of critical government-owned nuclear sites, laboratories and manufacturing complexes maintained by the DOE and other federal agencies.
Additionally, this segment also develops technology for a variety of applications, including advanced nuclear power sources, and offers complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for new advanced nuclear reactors.
Commercial Operations
Through this segment, we design and manufacture commercial nuclear steam generators, heat exchangers, pressure vessels, reactor components, as well as other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level nuclear waste. This segment is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems, nuclear-grade materials and precisely machined components, and related services for CANDU nuclear power plants. This segment also provides a variety of engineering and in-plant services and offers a broad suite of lifecycle support and management services for the global nuclear power industry, transmission and distribution markets. This segment is a significant supplier to nuclear power utilities undergoing major refurbishment and plant life extension projects and is a global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals.
Our Commercial Operations segment's overall activity primarily depends on the demand and competitiveness of nuclear energy and the demand for critical radioisotopes and radiopharmaceuticals. A significant portion of our Commercial Operations segment's operations depends on the timing of maintenance outages, the cyclical nature of capital expenditures and major refurbishment and life extension projects, as well as the demand for nuclear fuel and fuel handling equipment and engineering services primarily in the Canadian market, which could cause variability in our financial results.
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
Kinectrics Inc.
On May 20, 2025, we acquired all of the equity interests of Kinectrics Holdings Inc., the parent company of Kinectrics Inc. ("Kinectrics"). Kinectrics is a leader in providing lifecycle management services for the global nuclear power and transmission and distribution markets, and in the production and supply of isotopes for the radiopharmaceutical industry which will enable us to expand our portfolio of products and services in the global nuclear market. Kinectrics is reported as part of our Commercial Operations segment.
See Note 2 to our condensed consolidated financial statements for additional information about our recent acquisition activity.
Critical Accounting Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 of our 2024 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2025.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Revenues (1)	$17,520	$(2,098)	$5,930	$(2,791)
Operating Income (1)	$17,605	$(2,079)	$6,046	$(3,350)
(1)During the three months ended June 30, 2025, our Government Operations segment results were favorably impacted by contract adjustments related to a nuclear operations contract. These adjustments resulted in an increase in revenue and operating income of $29.4 million for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, no adjustments to any one contract had a material impact on our consolidated financial statements.
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
Results of Operations – Three and Six Months Ended June 30, 2025 vs. Three and Six Months Ended June 30, 2024
Selected financial highlights are presented in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
	(In thousands)
REVENUES:
Government Operations	$588,959	$540,846	$48,113	$1,144,246	$1,027,967	$116,279
Commercial Operations	176,139	141,491	34,648	304,449	258,529	45,920
Eliminations	(1,059)	(872)	(187)	(2,398)	(1,065)	(1,333)
	$764,039	$681,465	$82,574	$1,446,297	$1,285,431	$160,866
OPERATING INCOME:
Government Operations	$109,417	$92,520	$16,897	$207,163	$178,206	$28,957
Commercial Operations	6,877	16,628	(9,751)	13,342	25,219	(11,877)
	$116,294	$109,148	$7,146	$220,505	$203,425	$17,080
Unallocated Corporate	(13,870)	(10,342)	(3,528)	(21,451)	(11,658)	(9,793)
Total Operating Income	$102,424	$98,806	$3,618	$199,054	$191,767	$7,287
Consolidated Results of Operations
Three months ended June 30, 2025 vs. 2024
Consolidated revenues increased 12.1%, or $82.6 million, to $764.0 million in the three months ended June 30, 2025 compared to $681.5 million for the corresponding period of 2024, due to increases in our Government Operations and Commercial Operations segments of $48.1 million and $34.6 million, respectively.
Consolidated operating income increased $3.6 million to $102.4 million in the three months ended June 30, 2025 compared to $98.8 million for the corresponding period of 2024. Operating income in our Government Operations segment increased $16.9 million which was partially offset by a decrease in operating income in our Commercial Operations segment of

$9.8 million and an increase in Unallocated Corporate expenses of $3.5 million when compared to the corresponding period in the prior year.
Six months ended June 30, 2025 vs. 2024
Consolidated revenues increased 12.5%, or $160.9 million, to $1,446.3 million in the six months ended June 30, 2025 compared to $1,285.4 million for the corresponding period of 2024, due to increases in our Government Operations and Commercial Operations segments of $116.3 million and $45.9 million, respectively.
Consolidated operating income increased $7.3 million to $199.1 million in the six months ended June 30, 2025 compared to $191.8 million for the corresponding period of 2024. Operating income in our Government Operations segment increased $29.0 million which was partially offset by a decrease in operating income in our Commercial Operations segment of $11.9 million and an increase in Unallocated Corporate expenses of $9.8 million when compared to the corresponding period in the prior year.
Government Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
	(In thousands)
Revenues	$588,959	$540,846	$48,113	$1,144,246	$1,027,967	$116,279
Operating Income	$109,417	$92,520	$16,897	$207,163	$178,206	$28,957
% of Revenues	18.6%	17.1%		18.1%	17.3%
Three months ended June 30, 2025 vs. 2024
Revenues increased $48.1 million, or 8.9%, to $589.0 million in the three months ended June 30, 2025 compared to $540.8 million for the corresponding period of 2024. The increase was primarily driven by uranium processing and downblending operations of $48.9 million which includes revenues associated with the acquisition of A.O.T., which was completed on January 3, 2025, as well as increases in volume in the manufacture of nuclear components for U.S. Government programs. These increases were partially offset by a decrease in revenues associated with our advanced technologies business.
Operating income increased $16.9 million to $109.4 million in the three months ended June 30, 2025 compared to $92.5 million for the corresponding period of 2024, primarily driven by the operating income impact of the changes in revenues noted above.
Six months ended June 30, 2025 vs. 2024
Revenues increased $116.3 million, or 11.3%, to $1,144.2 million in the six months ended June 30, 2025 compared to $1,028.0 million for the corresponding period of 2024. The increase was primarily driven by the timing of long-lead material procurements of $62.2 million and uranium processing and downblending operations of $64.1 million which includes revenues associated with the acquisition of A.O.T., which was completed on January 3, 2025. These increases were partially offset by a decrease in revenues associated with our advanced technologies business.
Operating income increased $29.0 million to $207.2 million in the six months ended June 30, 2025 compared to $178.2 million for the corresponding period of 2024, primarily driven by the operating income impact of the changes in revenues noted above.
Commercial Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
	(In thousands)
Revenues	$176,139	$141,491	$34,648	$304,449	$258,529	$45,920
Operating Income	$6,877	$16,628	$(9,751)	$13,342	$25,219	$(11,877)
% of Revenues	3.9%	11.8%		4.4%	9.8%

Three months ended June 30, 2025 vs. 2024
Revenues increased 24.5%, or $34.6 million, to $176.1 million in the three months ended June 30, 2025 compared to $141.5 million for the corresponding period of 2024. The increase was primarily related to the acquisition of Kinectrics, completed on May 20, 2025, which resulted in an increase in revenues of $38.9 million as well as an increase in revenues related to components manufacturing of $26.4 million. These increases were partially offset by a $29.7 million decrease in revenues related to on-site inspection, maintenance, modification and refurbishment work when compared to the corresponding period in the prior year.
Operating income decreased $9.8 million to $6.9 million in the three months ended June 30, 2025 compared to $16.6 million for the corresponding period of 2024. The decrease was primarily related to an unfavorable shift in our product mix as well as a $2.2 million increase in expenses associated with merger and acquisition and restructuring-related activities when compared to the corresponding period of the prior year. These decreases were partially offset by the operating income impact of the changes in revenues noted above.
Six months ended June 30, 2025 vs. 2024
Revenues increased 17.8%, or $45.9 million to $304.4 million in the six months ended June 30, 2025 compared to $258.5 million for the corresponding period of 2024. The increase was primarily related to the acquisition of Kinectrics, completed on May 20, 2025, which resulted in an increase in revenues of $38.9 million as well as an increase in revenues related to components manufacturing of $46.8 million. These increases were partially offset by a $43.4 million decrease in revenues related to on-site inspection, maintenance, modification and refurbishment work when compared to the corresponding period in the prior year.
Operating income decreased $11.9 million to $13.3 million in the six months ended June 30, 2025 compared to $25.2 million for the corresponding period of 2024. The decrease was primarily related to an unfavorable shift in our product mix as well as a $4.8 million increase in expenses associated with merger and acquisition and restructuring-related activities when compared to the corresponding period of the prior year. These decreases were partially offset by the operating income impact of the changes in revenues noted above.
Unallocated Corporate
Three months ended June 30, 2025 vs. 2024
Unallocated corporate expenses increased $3.5 million in the three months ended June 30, 2025 compared to the corresponding period of 2024. The increase was due to an increase in legal and consulting costs associated with merger and acquisition related activities of $1.6 million as well as a $3.4 million increase in restructuring-related expenditures when compared to the corresponding period in the prior year. These increases were partially offset by a decrease in expenditures related to the transformation of our information technology infrastructure of $2.0 million.
Six months ended June 30, 2025 vs. 2024
Unallocated corporate expenses increased $9.8 million in the six months ended June 30, 2025 compared to the corresponding period of 2024. The increase was due to higher healthcare costs of $3.4 million related to the timing of claims in addition to an increase in legal and consulting costs associated with merger and acquisition related activities of $3.5 million when compared to the corresponding period in the prior year. We also experienced a $3.6 million increase in restructuring-related expenditures. These increases were partially offset by a decrease in expenditures related to the transformation of our information technology infrastructure of $1.1 million.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
	(In thousands)
Income before Provision for Income Taxes	$97,759	$91,629	$6,130	$189,576	$180,006	$9,570
Provision for Income Taxes	$19,297	$18,584	$713	$35,588	$38,427	$(2,839)
Effective Tax Rate	19.7%	20.3%		18.8%	21.3%

We primarily operate in the U.S. and Canada and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21%, our Canadian tax provision based on the Canadian local statutory rate of approximately 25%, and other foreign jurisdictions at various enacted rates.
Our effective tax rate for the three months ended June 30, 2025 was 19.7% as compared to 20.3% for the three months ended June 30, 2024. Our effective tax rate for the six months ended June 30, 2025 was 18.8% as compared to 21.3% for the six months ended June 30, 2024. The effective tax rates for the three and six months ended June 30, 2025 were lower than the U.S. corporate federal income tax rate of 21% primarily due to benefits from U.S. federal research and development tax credits and excess tax benefits associated with equity compensation. The effective tax rates for the three and six months ended June 30, 2024 approximated the U.S. corporate federal income tax rate of 21% due to the revaluation of our Canadian net deferred tax liabilities, which was required by the temporary reduction of the Canadian federal tax rate for qualifying nuclear manufacturers for tax years beginning on or after January 1, 2024.
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

	June 30, 2025	December 31, 2024
	(In approximate millions)
Government Operations	$4,436	$3,913
Commercial Operations	1,580	930
Total Backlog	$6,016	$4,843
We do not include the value of our unconsolidated joint venture contracts in backlog.
As of June 30, 2025, our ending backlog was $6,015.2 million, which included $651.4 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 53% of the revenue associated with our backlog by the end of 2026, with the remainder to be recognized thereafter.
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
The value of unexercised options excluded from backlog as of June 30, 2025 was approximately $1,400 million, which is expected to be awarded in 2026, subject to annual Congressional appropriations.
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
The Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted total net leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of June 30, 2025, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Credit Facility bear interest at our option at either (1) the Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Revolving Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Revolving Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our total net leverage ratio. Based on the total net leverage ratio applicable at June 30, 2025, the margin for Term SOFR and base rate loans was 1.25% and 0.25%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.25% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of June 30, 2025, borrowings under the Term Loan totaled $231.3 million, borrowings and letters of credit issued under the Revolving Credit Facility totaled $505.0 million and $1.4 million, respectively, and we had $243.6 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of June 30, 2025, the weighted-average interest rate on outstanding borrowings under the Credit Facility was 5.67%.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of June 30, 2025, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
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
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of June 30, 2025, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize surety bond facilities to support such obligations, but the issuance of surety bonds under those facilities is typically at the surety's discretion, and the surety bond facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bond capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these surety bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of June 30, 2025, surety bonds issued and outstanding under these arrangements totaled approximately $325.4 million.
Similarly, we have provided letters of credit and bank guarantees to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our Revolving Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit and bank guarantees under our bilateral letter of credit facility is at the issuer’s discretion, and our bilateral letter of credit facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our Credit Facility. On May 14, 2025 we amended our Credit Facility to increase the maximum aggregate amount of the bilateral letter of credit facility to $75 million. Although there can be no assurance that we will maintain our bilateral letter of credit facility capacity, we believe our current capacity, together with capacity under our Revolving Credit Facility, is adequate to support our existing requirements for the next 12 months. As of June 30, 2025, letters of credit and bank guarantees issued and outstanding under our bilateral letter of credit facility totaled approximately $54.0 million, and such letters of credit and bank guarantees are secured by the collateral under our Credit Facility.

Long-term Benefit Obligations
As of June 30, 2025, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $190.3 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $13.3 million for the remainder of 2025 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.
Other
Cash, Cash Equivalents, Restricted Cash and Investments
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Domestic	$39,994	$69,595
Foreign	11,714	21,585
Total	$51,708	$91,180

Our working capital decreased by $49.1 million to $406.7 million at June 30, 2025 from $455.8 million at December 31, 2024, primarily due to net changes in contracts in progress and advance billings on contracts due to the timing of project cash flows, as well as increases in accounts receivable, accounts payable and accrued liabilities.
Our net cash provided by operating activities increased by $110.8 million to $209.7 million in the six months ended June 30, 2025, compared to cash provided by operating activities of $98.9 million in the six months ended June 30, 2024. The increase in cash provided by operating activities was primarily attributable to the timing of project cash flows.
Our net cash used in investing activities increased by $568.9 million to $629.5 million in the six months ended June 30, 2025, compared to cash used in investing activities $60.6 million in the six months ended June 30, 2024. The increase in cash used in investing activities was primarily attributable to the acquisitions of A.O.T. and Kinectrics for $103.3 million and $434.4 million, respectively, net of cash acquired. We also experienced an increase in investments in equity method investees of $33.0 million.
Our net cash provided by financing activities increased by $450.8 million to $385.8 million in the six months ended June 30, 2025, compared to cash used in financing activities of $65.0 million in the six months ended June 30, 2024. The increase in cash used in financing activities was primarily due to an increase in net borrowings of long-term debt of $471.9 million which was partially offset by a $10.0 million increase in repurchases of common stock when compared to the corresponding period of the prior year.
At June 30, 2025, we had restricted cash and cash equivalents totaling $7.2 million, $4.1 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.0 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At June 30, 2025, we had long-term investments with a fair value of $7.6 million and our investment portfolio consisted entirely of mutual funds. These equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
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

Item 4.    CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
During the three months ended June 30, 2025, we completed the acquisition of Kinectrics and have started the process of integrating Kinectrics into our operations and internal control structure. Certain internal controls over financial reporting related to Kinectrics have been impacted by changes made to conform to existing controls and procedures of BWXT. Other than the changes resulting from the Kinectrics acquisition, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The integration of Kinectrics is expected to continue into 2026.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended June 30, 2025. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
April 1, 2025 - April 30, 2025	37	$103.55	—	$347.6
May 1, 2025 - May 31, 2025	55	$110.82	—	$347.6
June 1, 2025 - June 30, 2025	—	$—	—	$347.6
Total	92	$107.90	—
(1)Includes 37, 55 and 0 shares repurchased during April, May and June, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)On April 30, 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $500 million with no expiration date.
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.3
Certificate of Amendment to Restated Certificate of Incorporation of BWX Technologies, Inc. dated May 5, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2025 (File No. 1-34658)).

3.4	Amended and Restated Bylaws, effective August 2, 2023 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 1-34658)).

10.1	Transition Agreement, dated May 12, 2025, between Robb Alan LeMasters and the Company.

10.2
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of May 14, 2025, among BWX Technologies, Inc. and Wells Fargo Bank, National Association, as administrative agent, and the lenders named therein.

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

BWX TECHNOLOGIES, INC.

/s/ Mike T. Fitzgerald
	By:	Mike T. Fitzgerald
Senior Vice President, Chief Financial Officer & Chief Accounting Officer
(Principal Financial Officer and Duly Authorized
Representative)

August 4, 2025