Form 10-Q
period 2025-09-30
BWX Technologies, Inc.
filed 2025-11-03
CIK 1486957

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
For the quarterly period ended September 30, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at October 30, 2025 was 91,426,744.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$866,286	$671,956	$2,312,583	$1,957,387
Costs and Expenses:
Cost of operations	677,292	508,000	1,766,999	1,476,553
Research and development costs	3,479	2,081	10,057	4,842
(Gains) Losses on asset disposals and impairments, net	1	—	(4,417)	(4)
Selling, general and administrative expenses	93,381	80,829	283,890	227,970
Total Costs and Expenses	774,153	590,910	2,056,529	1,709,361
Equity in Income of Investees	21,216	15,532	56,349	40,319
Operating Income	113,349	96,578	312,403	288,345
Other Income (Expense):
Interest income	1,016	663	2,289	2,049
Interest expense	(14,019)	(9,907)	(33,754)	(30,190)
Other – net	7,222	3,290	16,206	10,426
Total Other Income (Expense)	(5,781)	(5,954)	(15,259)	(17,715)
Income before Provision for Income Taxes	107,568	90,624	297,144	270,630
Provision for Income Taxes	25,377	20,983	60,965	59,410
Net Income	$82,191	$69,641	$236,179	$211,220
Net Income Attributable to Noncontrolling Interest	(85)	(158)	(223)	(297)
Net Income Attributable to BWX Technologies, Inc.	$82,106	$69,483	$235,956	$210,923
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.90	$0.76	$2.58	$2.30
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.89	$0.76	$2.57	$2.30
Shares used in the computation of earnings per share (Note 9):
Basic	91,565,095	91,574,531	91,567,382	91,564,726
Diluted	91,787,602	91,886,710	91,788,002	91,849,724
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited) (In thousands)
Net Income	$82,191	$69,641	$236,179	$211,220
Other Comprehensive Income (Loss):
Currency translation adjustments	(10,070)	7,370	13,768	(9,108)
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax (provision) benefit of $(155), $(118), $(94), and $52, respectively	(119)	318	277	(158)
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $(108), $80, $(13), and $84, respectively	395	(237)	52	(249)
Amortization of benefit plan costs, net of tax benefit of $(158), $(161), $(473), and $(485), respectively	656	670	1,952	2,009
Unrealized gains (losses) arising during the period, net of tax provision of $—, $—, $(85), and $(12), respectively	—	(4)	(60)	42
Investments:
Reclassification adjustment for gains included in net income, net of tax provision of $—, $—, $80, and $— respectively	—	—	(301)	—
Other Comprehensive Income (Loss)	(9,138)	8,117	15,688	(7,464)
Total Comprehensive Income	73,053	77,758	251,867	203,756
Comprehensive Income Attributable to Noncontrolling Interest	(85)	(158)	(223)	(297)
Comprehensive Income Attributable to BWX Technologies, Inc.	$72,968	$77,600	$251,644	$203,459
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2025	December 31, 2024
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$79,592	$74,109
Restricted cash and cash equivalents	3,058	2,785
Accounts receivable – trade, net	181,174	99,112
Accounts receivable – other	29,715	53,199
Retainages	67,951	33,667
Contracts in progress	636,711	577,745
Inventories	57,799	40,288
Other current assets	48,023	49,092
Total Current Assets	1,104,023	929,997
Property, Plant and Equipment, Net	1,536,351	1,278,161
Investments	8,008	10,609
Goodwill	501,575	287,362
Deferred Income Taxes	3,377	6,569
Investments in Unconsolidated Affiliates	175,739	99,403
Intangible Assets	330,290	165,325
Other Assets	122,174	92,498
TOTAL ASSETS	$3,781,537	$2,869,924
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2025	December 31, 2024
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Current portion of long-term debt	$12,500	$12,500
Accounts payable	211,695	158,077
Accrued employee benefits	90,559	77,234
Accrued liabilities – other	120,410	65,100
Advance billings on contracts	211,399	161,290
Total Current Liabilities	646,563	474,201
Long-Term Debt	1,497,070	1,042,970
Accumulated Postretirement Benefit Obligation	85,867	16,515
Environmental Liabilities	98,290	94,225
Pension Liability	91,052	82,602
Other Liabilities	121,210	79,007
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 128,708,443 and 128,320,295 shares at September 30, 2025 and December 31, 2024, respectively	1,287	1,283
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	251,917	228,889
Retained earnings	2,453,696	2,287,151
Treasury stock at cost, 37,286,948 and 36,869,498 shares at September 30, 2025 and December 31, 2024, respectively	(1,432,633)	(1,388,432)
Accumulated other comprehensive loss	(32,523)	(48,211)
Stockholders' Equity – BWX Technologies, Inc.	1,241,744	1,080,680
Noncontrolling interest	(259)	(276)
Total Stockholders' Equity	1,241,485	1,080,404
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,781,537	$2,869,924
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Loss				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
	(Unaudited) (In thousands, except share and per share amounts)
Balance December 31, 2024	128,320,295	$1,283	$228,889	$2,287,151	$(48,211)	$(1,388,432)	$1,080,680	$(276)	$1,080,404
Net income	—	—	—	75,462	—	—	75,462	64	75,526
Dividends declared ($0.25 per share)	—	—	—	(23,082)	—	—	(23,082)	—	(23,082)
Currency translation adjustments	—	—	—	—	4,135	—	4,135	—	4,135
Derivative financial instruments	—	—	—	—	484	—	484	—	484
Defined benefit obligations	—	—	—	—	639	—	639	—	639
Available-for-sale investments	—	—	—	—	(361)	—	(361)	—	(361)
Exercises of stock options	13,601	—	388	—	—	—	388	—	388
Shares placed in treasury	—	—	—	—	—	(43,100)	(43,100)	—	(43,100)
Stock-based compensation charges	310,192	3	5,044	—	—	—	5,047	—	5,047
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)
Balance March 31, 2025 (unaudited)	128,644,088	$1,286	$234,321	$2,339,531	$(43,314)	$(1,431,532)	$1,100,292	$(257)	$1,100,035
Net income	—	—	—	78,388	—	—	78,388	74	78,462
Dividends declared ($0.25 per share)	—	—	—	(23,182)	—	—	(23,182)	—	(23,182)
Currency translation adjustments	—	—	—	—	19,703	—	19,703	—	19,703
Derivative financial instruments	—	—	—	—	(431)	—	(431)	—	(431)
Defined benefit obligations	—	—	—	—	657	—	657	—	657
Available-for-sale investments	—	—	—	—	—	—	—	—	—
Exercises of stock options	746	—	59	—	—	—	59	—	59
Shares placed in treasury	—	—	—	—	—	(10)	(10)	—	(10)
Stock-based compensation charges	35,346	—	8,688	—	—	—	8,688	—	8,688
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(75)	(75)
Balance June 30, 2025 (unaudited)	128,680,180	$1,286	$243,068	$2,394,737	$(23,385)	$(1,431,542)	$1,184,164	$(258)	$1,183,906
Net income	—	—	—	82,106	—	—	82,106	85	82,191
Dividends declared ($0.25 per share)	—	—	—	(23,147)	—	—	(23,147)	—	(23,147)
Currency translation adjustments	—	—	—	—	(10,070)	—	(10,070)	—	(10,070)
Derivative financial instruments	—	—	—	—	276	—	276	—	276
Defined benefit obligations	—	—	—	—	656	—	656	—	656
Available-for-sale investments	—	—	—	—		—	—	—	—
Exercises of stock options	20,222	—	1,865	—	—	—	1,865	—	1,865
Shares placed in treasury	—	—	—	—	—	(1,091)	(1,091)	—	(1,091)
Stock-based compensation charges	8,041	1	6,984	—	—	—	6,985	—	6,985
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(86)	(86)
Balance September 30, 2025 (unaudited)	128,708,443	$1,287	$251,917	$2,453,696	$(32,523)	$(1,432,633)	$1,241,744	$(259)	$1,241,485

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value		Accumulated Other Comprehensive Loss				Total Stockholders' Equity
	Shares	Par Value		Retained Earnings		Treasury Stock	Stockholders' Equity	Noncontrolling Interest
	(Unaudited) (In thousands, except share and per share amounts)
Balance December 31, 2023	128,065,521	$1,281	$206,478	$2,093,917	$(7,463)	$(1,360,862)	$933,351	$(50)	$933,301
Net income (loss)	—	—	—	68,468	—	—	68,468	66	68,534
Dividends declared ($0.24 per share)	—	—	—	(22,150)	—	—	(22,150)	—	(22,150)
Currency translation adjustments	—	—	—	—	(11,308)	—	(11,308)	—	(11,308)
Derivative financial instruments	—	—	—	—	(446)	—	(446)	—	(446)
Defined benefit obligations	—	—	—	—	670	—	670	—	670
Available-for-sale investments	—	—	—	—	28	—	28	—	28
Exercises of stock options	7,294	—	218	—	—	—	218	—	218
Shares placed in treasury	—	—	—	—	—	(26,906)	(26,906)	—	(26,906)
Stock-based compensation charges	199,991	2	4,295	—	—	—	4,297	—	4,297
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(172)	(172)
Balance March 31, 2024 (unaudited)	128,272,806	$1,283	$210,991	$2,140,235	$(18,519)	$(1,387,768)	$946,222	$(156)	$946,066
Net income	—	—	—	72,972	—	—	72,972	73	73,045
Dividends declared ($0.24 per share)	—	—	—	(22,128)	—	—	(22,128)	—	(22,128)
Currency translation adjustments	—	—	—	—	(5,170)	—	(5,170)	—	(5,170)
Derivative financial instruments	—	—	—	—	(42)	—	(42)	—	(42)
Defined benefit obligations	—	—	—	—	669	—	669	—	669
Available-for-sale investments	—	—	—	—	18	—	18	—	18
Exercises of stock options	—	—	—	—	—	—	—	—	—
Shares placed in treasury	—	—	—	—	—	(35)	(35)	—	(35)
Stock-based compensation charges	9,319	—	5,982	—	—	—	5,982	—	5,982
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(154)	(154)
Balance June 30, 2024 (unaudited)	128,282,125	$1,283	$216,973	$2,191,079	$(23,044)	$(1,387,803)	$998,488	$(237)	$998,251
Net income	—	—	—	69,483	—	—	69,483	158	69,641
Dividends declared ($0.24 per share)	—	—	—	(22,125)	—	—	(22,125)	—	(22,125)
Currency translation adjustments	—	—	—	—	7,370	—	7,370	—	7,370
Derivative financial instruments	—	—	—	—	81	—	81	—	81
Defined benefit obligations	—	—	—	—	670	—	670	—	670
Available-for-sale investments	—	—	—	—	(4)	—	(4)	—	(4)
Exercises of stock options	17,949	—	516	—	—	—	516	—	516
Shares placed in treasury	—	—	—	—	—	(303)	(303)	—	(303)
Stock-based compensation charges	7,608	—	4,573	—	—	—	4,573	—	4,573
Distributions to noncontrolling interests	—	—	—	—	—	—	—	1	1
Balance September 30, 2024 (unaudited)	128,307,682	$1,283	$222,062	$2,238,437	$(14,927)	$(1,388,106)	$1,058,749	$(78)	$1,058,671
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$236,179	$211,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,629	63,429
Income of investees, net of dividends	(5,744)	(9,778)
(Gains) Losses on asset disposals and impairments - net	(4,417)	(4)
Recognition of losses for pension and postretirement plans	2,442	2,494
Stock-based compensation expense	20,720	14,852
Other, net	2,908	(629)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(30,051)	(30,238)
Accounts payable	32,040	48,306
Retainages	(34,284)	(37,114)
Contracts in progress and advance billings on contracts	21,315	(120,829)
Income taxes	43,935	15,654
Accrued and other current liabilities	28,032	5,174
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(31,021)	(20,217)
Other, net	(8,830)	(10,772)
NET CASH PROVIDED BY OPERATING ACTIVITIES	352,853	131,548
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(114,365)	(101,128)
Acquisition of businesses, net of cash acquired	(536,000)	—
Sales and maturities of securities	3,396	—
Investments, net of return of capital, in equity method investees	(30,990)	—
Other, net	4,066	203
NET CASH USED IN INVESTING ACTIVITIES	(673,893)	(100,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	871,600	396,800
Repayments of long-term debt	(420,975)	(376,488)
Repurchases of common stock	(30,000)	(20,000)
Dividends paid to common shareholders	(69,704)	(66,326)
Cash paid for shares withheld to satisfy employee taxes	(13,400)	(7,244)
Settlements of forward contracts, net	782	2,954
Other, net	1,305	409
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	339,608	(69,895)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(12,186)	(379)
TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	6,382	(39,651)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,571	81,615
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,953	$41,964
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$42,224	$48,360
Income taxes (net of refunds)	$28,235	$43,547
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$20,499	$15,114
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We classify assets and liabilities related to long-term contracts as current using the duration of the related contract or program as our operating cycle, which is generally longer than one year. We have recast certain amounts previously reported in our condensed consolidated balance sheets and statements of cash flows to conform to the presentation at September 30, 2025. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
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
See Note 3 and Note 8 for financial information about our segments. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and notes included in our 2024 10-K.
Recently Adopted Accounting Standards
There were no accounting standards adopted during the nine months ended September 30, 2025 that had a significant impact on our financial position, results of operations, cash flows or disclosures.
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
Our effective tax rate for the three months ended September 30, 2025 was 23.6% as compared to 23.2% for the three months ended September 30, 2024. Our effective tax rate for the nine months ended September 30, 2025 was 20.5% as compared to 22.0% for the nine months ended September 30, 2024. The effective tax rates for the three and nine months ended September 30, 2025 differed from the U.S. corporate federal income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our foreign earnings. The effective tax rates for the three and nine months ended September 30, 2024 were higher than the U.S. corporate federal income tax rate of 21% due to state income taxes within the U.S. and the unfavorable rate differential associated with our foreign earnings.
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
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At September 30, 2025, we had restricted cash and cash equivalents totaling $7.4 million, $4.3 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statements of cash flows:

	September 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$79,592	$74,109
Restricted cash and cash equivalents	3,058	2,785
Restricted cash and cash equivalents included in Other Assets	4,303	3,677
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statements of cash flows	$86,953	$80,571
Inventories
At September 30, 2025 and December 31, 2024, we had inventories totaling $57.8 million and $40.3 million, respectively, consisting almost entirely of raw materials and supplies.
Property, Plant and Equipment, Net
Property, plant and equipment is stated at cost and is set forth below:

	September 30, 2025	December 31, 2024
	(In thousands)
Land	$54,091	$10,608
Buildings	513,914	417,189
Machinery and equipment	1,281,469	1,166,236
Property under construction	648,840	584,539
	2,498,314	2,178,572
Less: Accumulated depreciation	961,963	900,411
Property, Plant and Equipment, Net	$1,536,351	$1,278,161
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Currency translation adjustments	$(19,967)	$(33,735)
Net unrealized gain on derivative financial instruments	819	490
Unrecognized prior service cost on benefit obligations	(13,281)	(15,233)
Net unrealized gain (loss) on available-for-sale investments	(94)	267
Accumulated other comprehensive loss	$(32,523)	$(48,211)

The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gain (loss) on derivative financial instruments	$(91)	$(131)	$24	$(40)	Revenues
	(412)	448	(89)	373	Cost of operations
	(503)	317	(65)	333	Total before tax
	108	(80)	13	(84)	Provision for Income Taxes
	$(395)	$237	$(52)	$249	Net Income
Amortization of prior service cost on benefit obligations	$(814)	$(831)	$(2,425)	$(2,494)	Other – net
	158	161	473	485	Provision for Income Taxes
	$(656)	$(670)	$(1,952)	$(2,009)	Net Income
Realized gains on investments	$—	$—	$381	$—	Other – net
	—	—	(80)	—	Provision for Income Taxes
	$—	$—	$301	$—	Net Income
Total reclassification for the period	$(1,051)	$(433)	$(1,703)	$(1,760)
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At September 30, 2025, we had deferred approximately $0.8 million of net gains on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended September 30, 2025 and 2024, we recognized losses (gains) of $(0.6) million and $3.6 million, respectively, and for the nine months ended September 30, 2025 and 2024, we recognized gains of $(22.7) million and $(11.2) million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedging instruments.
At September 30, 2025, our derivative financial instruments consisted of FX forward contracts with a total notional value of $785.7 million with maturities extending to April 2028. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.

New Accounting and Disclosure Standards
In December 2023, the FASB issued updates to Topic Income Taxes to provide, on an annual basis, disaggregated disclosures with respect to the reconciliation of our effective tax rate, as well as a disaggregation of income taxes paid, net of refunds received. The new standard is effective on a prospective basis for annual periods beginning after December 15, 2024. We will adopt this update for the period ending December 31, 2025. The adoption will result in additional disclosures and will have no impact on our results of operations, financial condition or cash flows.

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

In September 2025, the FASB issued updates to Topic Intangibles – Goodwill and Other – Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software. These updates modernize the accounting for internal-use software by eliminating the sequential development stages currently in use, and modify when an entity is required to begin capitalizing software costs. Furthermore, disclosures for property, plant and equipment will be required for all capitalized software costs. The updates are effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted. Upon adoption, the updates may be applied prospectively, retrospectively or using a modified transition approach. We are currently evaluating the impact of the adoption of this standard on our financial condition, results of operations, cash flows and disclosures.
NOTE 2 - ACQUISITIONS
Aerojet Ordnance Tennessee, Inc.
On January 3, 2025, we acquired all of the equity interests of Aerojet Ordnance Tennessee, Inc. ("A.O.T."), a subsidiary of L3Harris Technologies, Inc. for approximately $101.1 million, subject to certain working capital adjustments, which reflects a $2.2 million reduction in the initial purchase price. A.O.T. is a leading provider of advanced special materials which will further enhance our capabilities to develop and manufacture advanced materials and products for commercial, military and space applications. A.O.T. is reported as part of our Government Operations segment. Our preliminary purchase price allocation resulted in the recognition of $59.7 million of Goodwill, $25.1 million of Intangible Assets and $12.7 million of Property, Plant and Equipment. The assets acquired and liabilities assumed have been recorded at preliminary estimates of fair value as determined by management, based on information currently available and on current assumptions of future operations, and are subject to change upon completion of acquisition accounting.
The intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
Customer relationships	$23,600	8 years
Backlog	$1,500	2 years
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

The provisional estimates of fair value resulted in the recognition of $175.0 million of Property, Plant and Equipment, $149.7 million of Goodwill, $151.3 million of Intangible Assets, $39.5 million of Investments in Unconsolidated Affiliates and $24.9 million of net working capital, net of acquired Pension Liabilities and Other Postretirement Obligations totaling $90.3 million. These estimates reflect a reallocation of the purchase price during the three months ended September 30, 2025 which primarily resulted in an increase to Intangible Assets of $17.2 million with the principal offset to Property, Plant and Equipment.

The intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
Trade name	$35,900	Indefinite
Developed technology	$7,900	20 years
Customer relationships	$107,500	20 years

NOTE 3 – REVENUE RECOGNITION
As described in Note 1, our operations are assessed based on two reportable segments.
Disaggregated Revenues
Revenues by geographic area and customer type were as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$572,313	$88	$572,401	$533,545	$—	$533,545
Non-Government	38,224	33,056	71,280	19,654	18,240	37,894
	$610,537	$33,144	$643,681	$553,199	$18,240	$571,439
Canada:
Government	$159	$—	$159	$22	$—	$22
Non-Government	32	199,354	199,386	473	88,214	88,687
	$191	$199,354	$199,545	$495	$88,214	$88,709
Other:
Government	$3,701	$—	$3,701	$3,630	$—	$3,630
Non-Government	2,268	18,473	20,741	2,749	6,658	9,407
	$5,969	$18,473	$24,442	$6,379	$6,658	$13,037
Segment Revenues	$616,697	$250,971	867,668	$560,073	$113,112	673,185
Eliminations			(1,382)			(1,229)
Revenues			$866,286			$671,956

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$1,611,357	$272	$1,611,629	$1,507,275	$—	$1,507,275
Non-Government	132,370	73,785	206,155	63,481	51,098	114,579
	$1,743,727	$74,057	$1,817,784	$1,570,756	$51,098	$1,621,854
Canada:
Government	$271	$—	$271	$47	$—	$47
Non-Government	154	442,133	442,287	641	303,742	304,383
	$425	$442,133	$442,558	$688	$303,742	$304,430
Other:
Government	$11,297	$—	$11,297	$5,293	$—	$5,293
Non-Government	5,494	39,230	44,724	11,303	16,801	28,104
	$16,791	$39,230	$56,021	$16,596	$16,801	$33,397
Segment Revenues	$1,760,943	$555,420	2,316,363	$1,588,040	$371,641	1,959,681
Eliminations			(3,780)			(2,294)
Revenues			$2,312,583			$1,957,387

Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$612,212	$221,315	$833,527	$557,976	$100,904	$658,880
Point-in-time	4,485	29,656	34,141	2,097	12,208	14,305
Segment Revenues	$616,697	$250,971	867,668	$560,073	$113,112	673,185
Eliminations			(1,382)			(1,229)
Revenues			$866,286			$671,956

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$1,749,201	$477,622	$2,226,823	$1,580,170	$309,884	$1,890,054
Point-in-time	11,742	77,798	89,540	7,870	61,757	69,627
Segment Revenues	$1,760,943	$555,420	2,316,363	$1,588,040	$371,641	1,959,681
Eliminations			(3,780)			(2,294)
Revenues			$2,312,583			$1,957,387
Revenues by contract type were as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$239,901	$505	$240,406	$366,234	$2,587	$368,821
Firm-Fixed-Price	279,993	147,885	427,878	82,296	72,018	154,314
Cost-Plus Fee	96,706	2,159	98,865	108,507	—	108,507
Time-and-Materials	97	100,422	100,519	3,036	38,507	41,543
Segment Revenues	$616,697	$250,971	867,668	$560,073	$113,112	673,185
Eliminations			(1,382)			(1,229)
Revenues			$866,286			$671,956

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$669,107	$8,350	$677,457	$1,021,222	$13,529	$1,034,751
Firm-Fixed-Price	795,008	358,189	1,153,197	258,242	207,730	465,972
Cost-Plus Fee	296,602	2,006	298,608	304,305	—	304,305
Time-and-Materials	226	186,875	187,101	4,271	150,382	154,653
Segment Revenues	$1,760,943	$555,420	2,316,363	$1,588,040	$371,641	1,959,681
Eliminations			(3,780)			(2,294)
Revenues			$2,312,583			$1,957,387

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Revenues (1)	$4,322	$10,214	$10,253	$7,449
Operating Income (1)	$3,061	$9,721	$9,107	$6,372
(1)During the three months ended September 30, 2025, no adjustments to any one contract had a material impact on our consolidated financial statements. During the nine months ended September 30, 2025, our Government Operations segment results were favorably impacted by material contract adjustments related to a nuclear operations contract. The material adjustments resulted in an increase in revenue and operating income of $29.4 million during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, no adjustments to any one contract had a material impact on our consolidated financial statements.
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

	September 30,	December 31,
	2025	2024
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$619,059	$559,415
Retainages	$67,951	$33,667
Advance billings on contracts	$211,399	$161,290
During the three months ended September 30, 2025 and 2024, we recognized $14.7 million and $5.8 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year. During the nine months ended September 30, 2025 and 2024, we recognized $138.3 million and $92.2 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. At September 30, 2025, our remaining performance obligations were $7,389.1 million. We expect to recognize approximately 35% of the revenue associated with our remaining performance obligations by the end of 2026, with the remainder to be recognized thereafter.

NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended September 30, 2025 and 2024, these amounts were $5.2 million and $2.0 million, respectively. For the nine months ended September 30, 2025 and 2024, these amounts were $10.3 million and $5.9 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended September 30, 2025 and 2024, these amounts were $(2.4) million and $(2.8) million, respectively. For the nine months ended September 30, 2025 and 2024, these amounts were $(6.1) million and $(8.5) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	(In thousands)
Service cost	$4,446	$1,880	$9,026	$5,645	$764	$96	$1,233	$289
Interest cost	16,759	11,377	41,994	34,140	1,294	503	2,695	1,511
Expected return on plan assets	(20,796)	(15,072)	(51,787)	(45,225)	(486)	(487)	(1,459)	(1,461)
Amortization of prior service cost	792	820	2,375	2,460	22	11	66	34
Net periodic benefit (income) / loss	$1,201	$(995)	$1,608	$(2,980)	$1,594	$123	$2,535	$373
NOTE 5 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.
NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at September 30, 2025:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$8,008	$—	$8,008	$—	$—
Total	$8,008	$—	$8,008	$—	$—
The following is a summary of our investments measured at fair value at December 31, 2024:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$8,775	$—	$8,775	$—	$—
Available-for-sale securities
Corporate bonds	1,834	1,834	—	—	—
Total	$10,609	$1,834	$8,775	$—	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At September 30, 2025 and December 31, 2024, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $8.2 million. Derivative assets and liabilities are included in Accounts receivable – other and Accounts payable, respectively, on our condensed consolidated balance sheets.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our 4.125% senior notes due 2028 (the "Senior Notes due 2028") and our 4.125% senior notes due 2029 (the "Senior Notes due 2029"), on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At September 30, 2025 and December 31, 2024, the fair value of the Senior Notes due 2028 was $377.7 million and $374.6 million, respectively, and the fair value of the Senior Notes due 2029 was $372.8 million and $371.9 million, respectively. The fair value of our remaining debt instruments approximated their carrying values at September 30, 2025 and December 31, 2024.
Note receivable. Included in Other current assets is a note receivable related to a third-party loan. We base the fair value of this level 2 note receivable instrument on the present value of future cash flows discounted at market interest rates for financial instruments with similar quality and terms. At September 30, 2025 and December 31, 2024, the carrying value of our note receivable was $6.4 million and $6.5 million, respectively, and approximated its fair value.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended September 30, 2025 and 2024 totaled $7.0 million and $4.6 million, respectively, with associated tax benefit totaling $1.3 million and $0.7 million, respectively. Stock-based compensation recognized for all of our plans for the nine months ended September 30, 2025 and 2024 totaled $20.3 million and $15.0 million, respectively, with associated tax benefit totaling $4.0 million and $2.5 million, respectively.

NOTE 8 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on two reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
REVENUES:
Government Operations	$616,697	$560,073	$1,760,943	$1,588,040
Commercial Operations	250,971	113,112	555,420	371,641
Eliminations	(1,382)	(1,229)	(3,780)	(2,294)
	$866,286	$671,956	$2,312,583	$1,957,387

SEGMENT EXPENSES:
Government Operations
Research and Development Costs	$2,079	$1,810	$5,454	$4,413
Gains on Asset Disposals and Impairments, Net	—	—	(4,431)	$(2)
Other Segment Expenses (1)	537,377	472,187	1,510,465	$1,344,134
	539,456	473,997	$1,511,488	$1,348,545
Commercial Operations
Research and Development Costs	1,400	271	4,603	$429
(Gains) Losses on Asset Disposals and Impairments, Net	1	—	14	$(2)
Other Segment Expenses (1)	226,696	106,113	514,770	$339,267
	228,097	106,384	519,387	$339,694
Total Segment Expenses	$767,553	$580,381	$2,030,875	$1,688,239

OPERATING INCOME
Government Operations	$97,371	$101,609	$304,536	$279,815
Commercial Operations	23,959	6,728	37,301	31,947
	121,330	108,337	$341,837	$311,762
Unallocated Corporate (2)	(7,981)	(11,759)	(29,434)	(23,417)
Total Operating Income (3)	$113,349	$96,578	$312,403	$288,345
Other Expense	(5,781)	(5,954)	(15,259)	(17,715)
Income before Provision for Income Taxes	$107,568	$90,624	$297,144	$270,630
(1)Other segment expenses include the total cost of operations and selling, general, and administrative expenses.
(2)Unallocated Corporate includes general corporate overhead not allocated to segments in addition to losses on asset disposals and impairments, net.
(3)The following amounts are included in Operating Income:

Equity in Income of Investees:
Government Operations	$20,131	$15,532	$55,081	$40,319
Commercial Operations	1,085	—	1,268	—
	$21,216	$15,532	$56,349	$40,319

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
CAPITAL EXPENDITURES:
Government Operations	$25,703	$22,429	$59,973	$53,013
Commercial Operations	21,368	14,073	$51,278	$43,153
Segment Capital Expenditures	$47,071	$36,502	$111,251	$96,166
Corporate Capital Expenditures	1,196	3,799	$3,114	$4,962
Total Capital Expenditures	$48,267	$40,301	$114,365	$101,128
DEPRECIATION AND AMORTIZATION:
Government Operations	$18,762	$15,284	$56,080	$44,948
Commercial Operations	7,865	4,313	$18,127	$13,154
Segment Depreciation and Amortization	$26,627	$19,597	$74,207	$58,102
Corporate Depreciation and Amortization	1,831	1,672	$5,422	$5,327
Total Depreciation and Amortization	$28,458	$21,269	$79,629	$63,429
Information about our Product and Service Lines:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
REVENUES:
Government Operations:
Nuclear Components and Fuel	$490,346	$439,425	$1,359,978	$1,235,703
Uranium Processing and Nuclear Services	97,952	65,138	$302,807	$198,766
Advanced Reactor Design and Engineering	28,399	55,510	$98,158	$153,571
	$616,697	$560,073	$1,760,943	$1,588,040
Commercial Operations:
Nuclear Manufacturing	$103,426	$63,912	$294,411	$195,441
Nuclear Services and Engineering	147,545	49,200	$261,009	$176,200
	$250,971	$113,112	$555,420	$371,641
Eliminations	(1,382)	(1,229)	(3,780)	(2,294)
	$866,286	$671,956	$2,312,583	$1,957,387
Information about our Consolidated Operations in Different Geographic Areas:

	September 30, 2025	December 31, 2024
	(In thousands)
NET PROPERTY, PLANT AND EQUIPMENT:
United States	$847,840	$813,352
Canada	676,646	462,593
All Other Countries	11,865	2,216
	$1,536,351	$1,278,161
See Note 3 for revenues by geographic area for each of our segments.

Information about our Major Customers:
In the three months ended September 30, 2025 and 2024, sales to the U.S. Government accounted for approximately 91% and 92% of our Government Operations segment revenues, respectively. In the nine months ended September 30, 2025 and 2024, sales to the U.S. Government accounted for approximately 90% and 93% of our Government Operations segment revenues, respectively. In the three months ended September 30, 2025 and 2024, sales to large utility customers accounted for approximately 45% and 75% of our Commercial Operations segment revenues, respectively. In the nine months ended September 30, 2025 and 2024, sales to large utility customers accounted for approximately 56% and 75% of our Commercial Operations segment revenues, respectively.
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
NOTE 9 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$82,106	$69,483	$235,956	$210,923
Weighted-average common shares	91,565,095	91,574,531	91,567,382	91,564,726
Basic earnings per common share	$0.90	$0.76	$2.58	$2.30
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$82,106	$69,483	$235,956	$210,923
Weighted-average common shares (basic)	91,565,095	91,574,531	91,567,382	91,564,726
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	222,507	312,179	220,620	284,998
Adjusted weighted-average common shares	91,787,602	91,886,710	91,788,002	91,849,724
Diluted earnings per common share	$0.89	$0.76	$2.57	$2.30
(1)At September 30, 2025 and 2024, we excluded 12,297 and 109,146 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

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
We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our Company, industries and business environment. We caution that these statements are not guarantees of future performance and you should not rely unduly on them as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in Item 1A of our 2024 10-K, most of which are difficult to predict and many of which are beyond our control. As a contractor to the U.S. Government, such risks include, without limitation, budget uncertainty, the risk of future budget cuts, the impact of continuing resolution funding mechanisms and the debt ceiling, the potential for government shutdowns and changing funding and acquisition priorities. On October 1, 2025, the U.S. Government entered a partial shutdown, the duration of which is uncertain. If this shutdown were to continue for an extended period, we could be at risk of program cancellations, schedule delays, production halts and other disruptions and nonpayment, which could adversely affect our results of operations. Additionally, we may experience delays in new awards of our products and services which could also adversely affect our results of operations. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
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
Critical Accounting Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 of our 2024 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Revenues (1)	$4,322	$10,214	$10,253	$7,449
Operating Income (1)	$3,061	$9,721	$9,107	$6,372
(1)During the three months ended September 30, 2025, no adjustments to any one contract had a material impact on our consolidated financial statements. During the nine months ended September 30, 2025, our Government Operations segment results were favorably impacted by material contract adjustments related to a nuclear operations contract. The material adjustments resulted in an increase in revenue and operating income of $29.4 million during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, no adjustments to any one contract had a material impact on our consolidated financial statements.
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
Results of Operations – Three and Nine Months Ended September 30, 2025 vs. Three and Nine Months Ended September 30, 2024
Selected financial highlights are presented in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
	(In thousands)
REVENUES:
Government Operations	$616,697	$560,073	$56,624	$1,760,943	$1,588,040	$172,903
Commercial Operations	250,971	113,112	137,859	555,420	371,641	183,779
Eliminations	(1,382)	(1,229)	(153)	(3,780)	(2,294)	(1,486)
	$866,286	$671,956	$194,330	$2,312,583	$1,957,387	$355,196
OPERATING INCOME:
Government Operations	$97,371	$101,609	$(4,238)	$304,536	$279,815	$24,721
Commercial Operations	23,959	6,728	17,231	37,301	31,947	5,354
	$121,330	$108,337	$12,993	$341,837	$311,762	$30,075
Unallocated Corporate	(7,981)	(11,759)	3,778	(29,434)	(23,417)	(6,017)
Total Operating Income	$113,349	$96,578	$16,771	$312,403	$288,345	$24,058

Consolidated Results of Operations
Three months ended September 30, 2025 vs. 2024
Consolidated revenues increased 28.9%, or $194.3 million, to $866.3 million in the three months ended September 30, 2025 compared to $672.0 million for the corresponding period of 2024, due to increases in our Government Operations and Commercial Operations segments of $56.6 million and $137.9 million, respectively.
Consolidated operating income increased $16.8 million to $113.3 million in the three months ended September 30, 2025 compared to $96.6 million for the corresponding period of 2024. Operating income in our Commercial Operations segment increased $17.2 million which was partially offset by a decrease in operating income in our Government Operations segment of $4.2 million when compared to the corresponding period in the prior year. Operating income also increased as a result of lower Unallocated Corporate expenses of $3.8 million when compared to the corresponding period in the prior year.
Nine months ended September 30, 2025 vs. 2024
Consolidated revenues increased 18.1%, or $355.2 million, to $2,312.6 million in the nine months ended September 30, 2025 compared to $1,957.4 million for the corresponding period of 2024, due to increases in our Government Operations and Commercial Operations segments of $172.9 million and $183.8 million, respectively.
Consolidated operating income increased $24.1 million to $312.4 million in the nine months ended September 30, 2025 compared to $288.3 million for the corresponding period of 2024. Operating income in our Government Operations and Commercial Operations segments increased $24.7 million and 5.4 million, respectively, when compared to the corresponding period in the prior year. These increases were partially offset by an increase in Unallocated Corporate expenses of $6.0 million when compared to the corresponding period in the prior year.
Government Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
	(In thousands)
Revenues	$616,697	$560,073	$56,624	$1,760,943	$1,588,040	$172,903
Operating Income	$97,371	$101,609	$(4,238)	$304,536	$279,815	$24,721
% of Revenues	15.8%	18.1%		17.3%	17.6%
Three months ended September 30, 2025 vs. 2024
Revenues increased $56.6 million, or 10.1%, to $616.7 million in the three months ended September 30, 2025 compared to $560.1 million for the corresponding period of 2024. The increase was primarily driven by the timing of long-lead material procurements of $53.3 million, increases in uranium processing and downblending operations of $12.2 million and an increase in revenues of $16.7 million associated with the acquisition of A.O.T., which was completed on January 3, 2025. These increases were partially offset by a decrease in revenues associated with our advanced technologies business.
Operating income decreased $4.2 million to $97.4 million in the three months ended September 30, 2025 compared to $101.6 million for the corresponding period of 2024. The operating income impact of the changes in revenues noted above were more than offset by expenses associated with the integration of the A.O.T. acquisition.
Nine months ended September 30, 2025 vs. 2024
Revenues increased $172.9 million, or 10.9%, to $1,760.9 million in the nine months ended September 30, 2025 compared to $1,588.0 million for the corresponding period of 2024. The increase was primarily driven by the timing of long-lead material procurements of $115.3 million, increases in uranium processing and downblending operations of $56.7 million and an increase in revenues of $36.3 million associated with the acquisition of A.O.T., which was completed on January 3, 2025. These increases were partially offset by a decrease in revenues associated with our advanced technologies business.
Operating income increased $24.7 million to $304.5 million in the nine months ended September 30, 2025 compared to $279.8 million for the corresponding period of 2024, primarily driven by the operating income impact of the changes in revenues noted above.

Commercial Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
	(In thousands)
Revenues	$250,971	$113,112	$137,859	$555,420	$371,641	$183,779
Operating Income	$23,959	$6,728	$17,231	$37,301	$31,947	$5,354
% of Revenues	9.5%	5.9%		6.7%	8.6%
Three months ended September 30, 2025 vs. 2024
Revenues increased 121.9%, or $137.9 million, to $251.0 million in the three months ended September 30, 2025 compared to $113.1 million for the corresponding period of 2024. The increase was primarily related to the acquisition of Kinectrics, completed on May 20, 2025, which resulted in an increase in revenues of $94.6 million as well as an increase in revenues related to components manufacturing of $20.6 million when compared to the corresponding period in the prior year.
Operating income increased $17.2 million to $24.0 million in the three months ended September 30, 2025 compared to $6.7 million for the corresponding period of 2024. The increase was primarily related to the operating income impact of the changes in revenues noted above as well as a favorable shift in our product mix when compared to the corresponding period of the prior year. These increases were partially offset by a $2.7 million increase in expenses associated with the Kinectrics acquisition and restructuring-related activities.
Nine months ended September 30, 2025 vs. 2024
Revenues increased 49.5%, or $183.8 million to $555.4 million in the nine months ended September 30, 2025 compared to $371.6 million for the corresponding period of 2024. The increase was primarily related to the acquisition of Kinectrics, completed on May 20, 2025, which resulted in an increase in revenues of $133.6 million as well as an increase in revenues related to components manufacturing of $67.4 million. These increases were partially offset by a $30.5 million decrease in revenues related to on-site inspection, maintenance, modification and refurbishment work when compared to the corresponding period in the prior year.
Operating income increased $5.4 million to $37.3 million in the nine months ended September 30, 2025 compared to $31.9 million for the corresponding period of 2024. The increase was primarily related to the operating income impact of the changes in revenues noted above which was partially offset by a $7.5 million increase in expenses associated with the Kinectrics acquisition and restructuring-related activities.
Unallocated Corporate
Three months ended September 30, 2025 vs. 2024
Unallocated corporate expenses decreased $3.8 million in the three months ended September 30, 2025 compared to the corresponding period of 2024. The decrease was primarily related to a reduction in expenditures related to the transformation of our information technology infrastructure of $1.3 million as well as a decrease in legal and consulting costs associated with merger and acquisition related activities of $0.9 million when compared to the corresponding period of the prior year. We also experienced a reduction in healthcare costs due to the timing of claims when compared to the prior year.
Nine months ended September 30, 2025 vs. 2024
Unallocated corporate expenses increased $6.0 million in the nine months ended September 30, 2025 compared to the corresponding period of 2024. The increase was due to higher healthcare costs of $2.9 million related to the timing of claims in addition to an increase in legal and consulting costs associated with merger and acquisition related activities of $2.9 million when compared to the corresponding period in the prior year. We also experienced a $3.5 million increase in restructuring-related expenditures. These increases were partially offset by a decrease in expenditures related to the transformation of our information technology infrastructure of $2.4 million.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
	(In thousands)
Income before Provision for Income Taxes	$107,568	$90,624	$16,944	$297,144	$270,630	$26,514
Provision for Income Taxes	$25,377	$20,983	$4,394	$60,965	$59,410	$1,555
Effective Tax Rate	23.6%	23.2%		20.5%	22.0%
We primarily operate in the U.S. and Canada and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21%, our Canadian tax provision based on the Canadian local statutory rate of approximately 25%, and other foreign jurisdictions at various enacted rates.
Our effective tax rate for the three months ended September 30, 2025 was 23.6% as compared to 23.2% for the three months ended September 30, 2024. Our effective tax rate for the nine months ended September 30, 2025 was 20.5% as compared to 22.0% for the nine months ended September 30, 2024. The effective tax rates for the three and nine months ended September 30, 2025 differed from the U.S. corporate federal income tax rate of 21% primarily due to state income taxes within the U.S. and the unfavorable rate differential associated with our foreign earnings. The effective tax rates for the three and nine months ended September 30, 2024 were higher than the U.S. corporate federal income tax rate of 21% due to state income taxes within the U.S. and the unfavorable rate differential associated with our foreign earnings.
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

	September 30, 2025	December 31, 2024
	(In approximate millions)
Government Operations	$5,905	$3,913
Commercial Operations	1,484	930
Total Backlog	$7,389	$4,843
We do not include the value of our unconsolidated joint venture contracts in backlog.
As of September 30, 2025, our ending backlog was $7,389.1 million, which included $2,172.2 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 35% of the revenue associated with our backlog by the end of 2026, with the remainder to be recognized thereafter.
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
The value of unexercised options excluded from backlog as of September 30, 2025, including previous awards, was approximately $2,800 million. We expect $1,400 million to be awarded in 2026, $900 million to be awarded in 2030 and $500 million to be awarded in 2035, subject to annual Congressional appropriations.

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
The Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted total net leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of September 30, 2025, we were in compliance with all covenants set forth in the Credit Facility.
Outstanding loans under the Credit Facility bear interest at our option at either (1) the Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 1.0% to 1.75% per year or (2) the base rate plus a margin ranging from 0.0% to 0.75% per year. We are charged a commitment fee on the unused portion of the Revolving Credit Facility, and that fee ranges from 0.15% to 0.225% per year. Additionally, we are charged a letter of credit fee of between 1.0% and 1.75% per year with respect to the amount of each financial letter of credit issued under the Revolving Credit Facility, and a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit issued under the Revolving Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on our total net leverage ratio. Based on the total net leverage ratio applicable at September 30, 2025, the margin for Term SOFR and base rate loans was 1.25% and 0.25%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.25% and 0.825%, respectively, and the commitment fee for the unused portion of the Revolving Credit Facility was 0.175%.
As of September 30, 2025, borrowings under the Term Loan totaled $228.1 million, borrowings and letters of credit issued under the Revolving Credit Facility totaled $485.0 million and $1.4 million, respectively, and we had $263.6 million available under the Revolving Credit Facility for borrowings and to meet letter of credit requirements. As of September 30, 2025, the weighted-average interest rate on outstanding borrowings under the Credit Facility was 5.75%.
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
We may redeem the Senior Notes due 2028, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of September 30, 2025, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
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
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of September 30, 2025, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize surety bond facilities to support such obligations, but the issuance of surety bonds under those facilities is typically at the surety's discretion, and the surety bond facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bond capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these surety bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of September 30, 2025, surety bonds issued and outstanding under these arrangements totaled approximately $321.6 million.
Similarly, we have provided letters of credit and bank guarantees to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our Revolving Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit and bank guarantees under our bilateral letter of credit facility is at the issuer’s discretion, and our bilateral letter of credit facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our Credit Facility. On May 14, 2025 we amended our Credit Facility to increase the maximum aggregate amount of the bilateral letter of credit facility to $75 million. Although there can be no assurance that we will maintain our bilateral letter of credit facility capacity, we believe our current capacity, together with capacity under our Revolving Credit Facility, is adequate to support our existing requirements for the next 12 months. As of September 30, 2025, letters of credit and bank guarantees issued and outstanding under our bilateral letter of credit facility totaled approximately $53.5 million, and such letters of credit and bank guarantees are secured by the collateral under our Credit Facility.
Long-term Benefit Obligations
As of September 30, 2025, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $184.1 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $7.2 million for the remainder of 2025 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.
Other
Cash, Cash Equivalents, Restricted Cash and Investments
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Domestic	$65,782	$69,595
Foreign	29,179	21,585
Total	$94,961	$91,180

Our working capital increased by $1.7 million to $457.5 million at September 30, 2025 from $455.8 million at December 31, 2024, primarily due to net changes in contracts in progress and advance billings on contracts due to the timing of project cash flows, as well as increases in accounts receivable and retainages which were offset by increases in accounts payable and accrued liabilities.
Our net cash provided by operating activities increased by $221.3 million to $352.9 million in the nine months ended September 30, 2025, compared to cash provided by operating activities of $131.5 million in the nine months ended September 30, 2024. The increase in cash provided by operating activities was primarily attributable to the timing of project cash flows as well as increases in income taxes payable and accrued liabilities.
Our net cash used in investing activities increased by $573.0 million to $673.9 million in the nine months ended September 30, 2025, compared to cash used in investing activities $100.9 million in the nine months ended September 30, 2024. The increase in cash used in investing activities was primarily attributable to the acquisitions of A.O.T. and Kinectrics for $101.1 million and $434.9 million, respectively, net of cash acquired. We also experienced an increase in investments in equity method investees of $31.0 million.
Our net cash provided by financing activities increased by $409.5 million to $339.6 million in the nine months ended September 30, 2025, compared to cash used in financing activities of $69.9 million in the nine months ended September 30, 2024. The increase in cash used in financing activities was primarily due to an increase in net borrowings of long-term debt of $430.3 million which was partially offset by a $10.0 million increase in repurchases of common stock when compared to the corresponding period of the prior year.
At September 30, 2025, we had restricted cash and cash equivalents totaling $7.4 million, $4.3 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At September 30, 2025, we had long-term investments with a fair value of $8.0 million and our investment portfolio consisted entirely of mutual funds. These equity securities are carried at fair value with the unrealized gains and losses reported in earnings.

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
Item 4.    CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
On May 20, 2025, we completed the acquisition of Kinectrics and started the process of integrating Kinectrics into our operations and internal control structure. Certain internal controls over financial reporting related to Kinectrics have been impacted by changes made to conform to existing controls and procedures of BWXT. Other than the changes resulting from the Kinectrics acquisition, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The integration of Kinectrics is expected to continue into 2026.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended September 30, 2025. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
July 1, 2025 - July 31, 2025	—	$—	—	$347.6
August 1, 2025 - August 31, 2025	5,356	$176.93	—	$347.6
September 1, 2025 - September 30, 2025	152	$160.04	—	$347.6
Total	5,508	$176.46	—
(1)Includes 0, 5,356 and 152 shares repurchased during July, August and September, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)On April 30, 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $500 million with no expiration date.
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, except (i) on August 11, 2025, Rex Geveden, President and Chief Executive Officer and a director, entered into a trading plan (the "Geveden Plan") intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and (ii) on August 28, 2025, Kevin McCoy, Chief Nuclear Officer, entered into a trading plan (the "McCoy Plan") intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Geveden Plan provides for the sale of an aggregate of up to 40,000 shares of common stock of the Company and terminates on August 14, 2026, unless terminated sooner in accordance with its terms. The McCoy Plan provides for the sale of an aggregate of up to 9,986 shares of common stock of the Company and terminates on August 31, 2026, unless terminated sooner in accordance with its terms.
Chief Accounting Officer Appointment
On October 29, 2025, the Company appointed Kevin J. Gorman as Vice President & Chief Accounting Officer of the Company, effective as of November 6, 2025. In connection with Mr. Gorman's appointment, Michael T. Fitzgerald, who currently serves as Chief Accounting Officer, will step down from this role as of November 6, 2025 but will remain employed as Senior Vice President and Chief Financial Officer of the Company.
Mr. Gorman has served as Corporate Controller of the Company since 2022. Prior to that, he served as Assistant Corporate Controller of the Company from 2015 to 2022 and in various controller roles within the Company's commercial nuclear energy business from 2011 to 2015. Prior to joining the Company, he worked for two years at The Shaw Group, Inc. in various accounting roles and 13 years at Deloitte & Touche LLP, most recently as Audit Senior Manager.
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

10.1
Supplemental Indenture No. 3, dated as of August 28, 2025, between BWX Technologies, Inc., certain of its consolidated subsidiaries, and U.S. Bank Trust Company, National Association, as a Trustee under the Indenture, dated as of April 13, 2021.

10.2
Supplemental Indenture No. 4, dated as of August 28, 2025, between BWX Technologies, Inc., certain of its consolidated subsidiaries, and U.S. Bank Trust Company, National Association, as a trustee under the Indenture, dated as of June 12, 2020

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
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Duly Authorized
Representative)

November 3, 2025