Form 10-K
period 2025-12-31
BWX Technologies, Inc.
filed 2026-02-23
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2025) was approximately $13.2 billion.
The number of shares of the registrant's common stock outstanding at February 19, 2026 was 91,445,088.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2026 Annual Meeting of Stockholders to be held on April 30, 2026 are incorporated by reference into Part III of this Form 10-K.

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
PART I
Item 1.    BUSINESS
General
BWX Technologies, Inc. is a specialty manufacturer of nuclear components, a developer of nuclear technologies and a service provider with an operating history of more than 100 years. Our core businesses focus on the design, engineering and manufacture of precision naval nuclear components, nuclear reactors and nuclear fuel for the U.S. Government. We also provide special nuclear materials processing, environmental site restoration services, products and services to customers in the nuclear power industry, critical medical radioisotopes and radiopharmaceuticals and other advanced nuclear technologies. While we provide a wide range of products and services, our business segments are heavily focused on major projects. At any given time, a relatively small number of projects can represent a significant part of our operations.
Business Segments
We operate in two reportable segments: Government Operations and Commercial Operations. For financial information regarding each of our segments and financial information regarding geographic areas, see Note 3 and Note 15 to our consolidated financial statements included in this Report. For further details regarding each segment's facilities, see Item 2 of this Report. In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues. We are currently exploring growth strategies across our segments through strategic investments and acquisitions to expand and complement our existing businesses. We would expect to fund these opportunities with cash generated from operations or by raising additional capital through debt, equity or some combination thereof.
Government Operations
Through this segment, we engineer, design and manufacture precision naval nuclear components, reactors and nuclear fuel for the U.S. Department of Energy ("DOE")/National Nuclear Security Administration's ("NNSA") Naval Nuclear Propulsion Program and we have over 100 years of experience in supplying components for defense applications. In addition, we supply proprietary and sole-source valves, manifolds and fittings to global naval and commercial shipping customers.
Our Government Operations segment specializes in the design and manufacture of close-tolerance and high-quality equipment for nuclear applications. In addition, we design advanced reactors and are a leading manufacturer of critical nuclear components, fuels and assemblies for government and limited other uses. We have supplied nuclear components for DOE programs since the 1950s and are the largest domestic supplier of research reactor fuel elements for colleges, universities and national laboratories. We also downblend Cold War-era government stockpiles of high-enriched uranium, develop capabilities related to the manufacture of high-purity depleted uranium and manufacture other advanced materials and products for commercial, military and space applications.
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

This segment also provides various services to the U.S. and Canadian governments by managing and operating high-consequence operations at U.S. nuclear weapons sites, national laboratories and manufacturing complexes. The revenues and equity in income of investees under these types of contracts are largely a function of spending by the U.S. Government and the performance scores we and our consortium partners earn in managing and operating these sites. With our specialized capabilities of full life-cycle management of special materials, facilities and technologies, we believe that we are well-positioned to continue participating in the ongoing cleanup, operation and management of critical government-owned nuclear sites, laboratories and manufacturing complexes maintained by the DOE, NNSA and other federal agencies.
The Government Operations segment is also a leader in the development of advanced nuclear reactors for a variety of power and propulsion applications in the space and terrestrial domains. U.S. Government customers for these applications include NASA, the U.S. Department of War ("DoW"), also known as the Department of Defense, and the DOE. We offer complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for these programs.
Commercial Operations
Through this segment, we design and manufacture commercial nuclear steam generators, heat exchangers, pressure vessels, reactor components and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level nuclear waste. We supply large, heavy components to the worldwide nuclear industry and are the only commercial heavy nuclear component manufacturer in North America. This segment is also a leading supplier of nuclear fuel, fuel handling systems, reactor controls, specialty tooling, nuclear-grade materials and precisely machined components, and related engineering and maintenance services for nuclear power plans. This segment also provides a variety of engineering and in-plant services and is a significant supplier to nuclear power utilities undergoing major refurbishment and plant life extension projects. Our in-depth knowledge comes from over 50 years of experience in the design, manufacturing, commissioning and service of nuclear power generation equipment.
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
•lifecycle support and management services for the global nuclear power industry, transmission and distribution markets;
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

Acquisitions
Aerojet Ordnance Tennessee, Inc.
On January 3, 2025, we completed the acquisition of Aerojet Ordnance Tennessee, Inc. ("A.O.T"), a subsidiary of L3Harris Technologies, Inc. A.O.T is a leading provider of advanced special materials which will further enhance our capabilities to develop and manufacture advanced materials and products for commercial, military and space applications. A.O.T. is reported as part of our Government Operations segment.
Kinectrics, Inc.
On May 20, 2025, we completed the acquisition Kinectrics Holdings, Inc., the parent company of Kinectrics, Inc. ("Kinectrics"). Kinectrics is a leader in providing lifecycle management services for the global nuclear power and transmission and distribution markets, and in the production and supply of isotopes for the radiopharmaceutical industry which will enable us to expand our portfolio of products and services in the global nuclear and nuclear medicine markets. Kinectrics is reported as part of our Commercial Operations segment.
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
Government Operations
The majority of the revenue generated by this segment is from long-term contracts with the DOE/NNSA's Naval Nuclear Propulsion Program. Unless otherwise specified in a contract, allowable and allocable costs are billed to contracts with the U.S. Government in accordance with the Federal Acquisition Regulation (the "FAR") and the related U.S. Government Cost Accounting Standards ("CAS"). Examples of costs that may be incurred by us and not billable to the U.S. Government in accordance with the requirements of the FAR and CAS include, but are not limited to, unallowable employee compensation and benefit costs, lobbying costs, interest, certain legal costs and charitable donations.
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
Certain of our U.S. Government contracts span one or more base years and multiple option years. The U.S. Government generally has the right not to exercise option periods and may not exercise an option period for various reasons including, but not limited to, annual funding determinations. In addition, contracts between the U.S. Government and its prime contractors usually contain standard provisions for termination at the convenience of the U.S. Government. As a U.S. Government contractor, we are subject to federal regulations under which our right to receive future awards of new federal contracts would be unilaterally suspended or barred if we were convicted of a crime or indicted based on allegations of a violation of specific federal statutes. In addition, some of our contracts with the U.S. Government require us to provide advance notice in connection with any contemplated sale or shut down of the relevant facility. In each of these situations, the U.S. Government has an exclusive right to negotiate a mutually acceptable purchase of the facility.
Our Government Operations segment also enters into contracts that include the management and operation of nuclear production facilities, environmental management sites and the management of spent nuclear fuel and transuranic waste for the U.S. Government, primarily the DOE. These activities are primarily accomplished through our participation in joint ventures with other contractors as further discussed under the caption "Joint Ventures" below. The contracts for the management and operation of U.S. Government facilities are awarded through a complex and protracted procurement process. These contracts are generally structured as five-year contracts with options for five to ten additional years, which are exercisable by the customer, or include provisions whereby the contract durations can be extended as a result of the achievement of certain performance metrics. These are generally cost-reimbursable contracts that include an award fee that is primarily based on annual performance, with periodic provisional fee payments and annual true-up payments. Depending on the type of contract, the contractor may be required to supply working capital, which is reimbursed by the U.S. Government through regular invoicing.
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

Our backlog at December 31, 2025 and 2024 was as follows:

	December 31, 2025		December 31, 2024
	(In approximate millions)
Government Operations	$5,541	76%	$3,913	81%
Commercial Operations	1,720	24%	930	19%
Total Backlog	$7,261	100%	$4,843	100%
We do not include the value of our unconsolidated joint venture contracts in backlog. See Note 4 to our consolidated financial statements included in this Report for financial information on our equity method investments.
At December 31, 2025, our ending backlog was $7,260.7 million, which included $2,151.3 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 40% of the revenue associated with our backlog by the end of 2026, with the remainder to be recognized thereafter.
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
The value of unexercised options excluded from backlog as of December 31, 2025 was approximately $2,800 million. We expect $1,400 million to be awarded in 2026, $900 million to be awarded in 2030 and $500 million to be awarded in 2035, subject to Congressional appropriations.
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
This segment also engages in the management and operation of U.S. Government facilities and the delivery of environmental remediation services (decontamination and decommissioning) associated with U.S. Government-owned nuclear facilities. Many of our government contracts in this area are bid as a joint venture with one or more companies, in which we have a majority or a minority position. The performance of our joint venture partners can impact our reputation and our future competitive position with respect to that particular project and customer. Our primary competitors in the delivery of goods and services to the U.S. Government and the operation of U.S. Government facilities include, but are not limited to, Bechtel National, Inc., Amentum Environment & Energy, Inc., Fluor Corporation, Northrop Grumman Corporation, Huntington Ingalls Industries, Inc., Honeywell International, Inc., Leidos, Inc., Westinghouse Electric Corporation and AtkinsRéalis. The primary bases of competition for this segment are experience, past performance, availability of key personnel and technical capabilities.
Commercial Operations
Our Commercial Operations segment supplies heavy nuclear components, specialized engineering and maintenance services, nuclear fuel, fuel handling systems and tooling delivery systems for nuclear reactors. This segment competes with a number of companies specializing in nuclear capabilities including, but not limited to, Framatome, Cameco Corporation, Doosan Heavy Industries & Construction Co., Ltd., AECON Group Inc., Westinghouse Electric Corporation and AtkinsRéalis. The primary bases of competition for this segment are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.

This segment also manufactures medical radioisotopes, radiopharmaceuticals and medical devices, and partners with life science and pharmaceutical companies developing new drugs. This segment competes with a number of nuclear medicine companies which include, but are not limited to, Curium Pharma, SHINE Technologies. and Jubilant DraxImage Inc. The primary bases of competition in this area are quality, distribution capabilities, price and reliability.
Joint Ventures
We share in the ownership of a variety of entities with third parties, primarily through corporations, limited liability companies and partnerships, which we refer to as "joint ventures." The majority of our joint venture arrangements are within our Government Operations segment and are primarily used to manage and operate nuclear facilities and associated plant infrastructure, constructs large capital facilities, provides safeguards and security for inventory and assets, supports and conducts research and development for advanced energy technology and manages environmental programs for the DOE, the NNSA and NASA. We generally account for our investments in joint ventures under the equity method of accounting. Certain of our unconsolidated joint ventures are described below.
Government Operations
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
•Portsmouth Gaseous Diffusion Plant D&D. Fluor-BWXT Portsmouth LLC is a limited liability company formed by Fluor Federal Services, Inc. and BWXT TSG to provide nuclear operations, decontamination and decommissioning services at the Portsmouth Gaseous Diffusion Plant in Portsmouth, Ohio. A follow-on contract was awarded by the DOE to another contractor and transition was completed in September 2025.
•West Valley Demonstration Project Phase I Decommissioning and Facility Disposition. CH2M Hill-BWXT West Valley, LLC is a limited liability company formed by Amentum Environment & Energy, Inc. (formerly CH2M Hill Constructors, Inc.), BWXT TSG and Environmental Chemical Corporation. Services provided include project management and support services, site operations, maintenance, utilities, high-level waste canister relocation, facility disposition, waste tank farm management, U.S. Nuclear Regulatory Commission ("NRC") licensed disposal area management, waste management and nuclear materials disposition, and safeguards and security. A follow-on contract [Phase 1B] was awarded to a BWXT-led team and the CHBWV Phase 1 contract concluded on June 23, 2025.
•West Valley Demonstration Project Phase 1B. West Valley Cleanup Alliance, LLC is a limited liability company formed by BWXT TSG, Jacobs Technology, Inc. and Geosyntec Consultants, Inc. to achieve significant risk and financial liability reduction and provide the best overall optimal solution for accelerated completion and closure of the site near West Valley, New York. The Phase 1B contract began on June 24, 2025 and will continue the current cleanup mission and will include the demolition of remaining components of the main plant process building, soil remediation and disposition, waste management and disposition, environmental monitoring, surveillance and maintenance and program support activities.
•Synergy Achieving Consolidated Operations & Maintenance (SACOM). Syncom Space Services, LLC is a limited liability company formed by PAE Applied Technologies, LLC (acquired by Amentum in 2022) and BWXT Nuclear Operations Group, Inc. to provide facility operations and maintenance services for institutional and technical facilities, and perform test and manufacturing support services at two NASA facilities – the Stennis Space Center in Hancock County, Mississippi and the Michoud Assembly Facility in New Orleans, Louisiana. A reduced scope, follow-on contract was awarded by NASA to another contractor in 2024 and transition was completed in June 2025.

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
•Strategic Petroleum Reserve Contract. Strategic Storage Partners, LLC (SSP) is a limited liability company formed by APTIM and BWXT TSG to manage and operate the United States’ strategic crude oil storage facilities, including operations, logistics, maintenance, major maintenance, and life extension activities while still preserving drawdown readiness. The contract began on November 24, 2025.
•Canadian National Laboratory Management and Operations Contract. Nuclear Laboratory Partners of Canada, Inc. (NLPC) is a company formed by BWXT Government Group, Kinectrics, Inc., and Amentum Environment & Energy, Inc. to manage and operate the Canadian National Laboratory. The contract began on December 11, 2025.
Commercial Operations
•Isogen. Isogen is a joint venture between Framatome and Kinectrics to use CANDU nuclear reactors to provide irradiation services to isotope processors and radiopharmaceutical manufactures to deliver them with a reliable supply of medical isotopes. This joint venture was created prior to BWXT's acquisition of Kinectrics in 2025.
Customers
We provide our products and services to a diverse customer base, including the U.S. Government, utilities and other customers in the nuclear power and radiopharmaceutical industries. Our largest and primary customer of our Government Operations segment is the U.S. Government. During the years ended December 31, 2025, 2024 and 2023, the U.S. Government represented approximately 68%, 76% and 75% of our total consolidated revenues, respectively. No individual non-U.S. Government customer accounted for more than 10% of our consolidated revenues in the years ended December 31, 2025, 2024 or 2023.
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
Our goal is to be the employer of choice within our industry and the communities in which we operate. We focus on maintaining a solid pipeline of talent throughout our organization and developing the capabilities and skills in our workforce needed for the future of our business. We strive to maintain a highly-skilled workforce where employees are recruited, compensated, retained and promoted based on their performance and contribution to the Company.
Employees
At December 31, 2025, we employed approximately 10,400 persons worldwide, predominantly in the U.S. (6,700 employees) and Canada (3,500 employees) with approximately 200 additional employees resident in Denmark, Germany, India, Poland, Romania, and the United Kingdom. Many of our operations are subject to union contracts, which we negotiate periodically. At December 31, 2025, approximately 3,200 of our employees were members of labor unions. We consider our relationships with our employees to be satisfactory.
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
Providing comprehensive, competitive, and affordable retirement, healthcare, income protection and other benefits is also central to our attraction and retention strategy. We offer an array of health benefits which include medical/pharmacy plan options, along with dental, vision and other wellness-specific plans as applicable, and as customarily provided in the locations in which we operate. Our income protection plans provide coverage for employees in the event of an unexpected illness or injury. We also offer retirement, investment, and tax savings/deferral opportunities to our employees.
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
We established the BWXT Technical Fellows program which honors and celebrates some of our most talented employees for their contributions to driving innovation and inspiring creativity. Our Technical Fellows offer a breadth of knowledge and technical expertise that can be focused on developing creative solutions to numerous challenges we face in our industry.
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
We charge the costs of research and development unrelated to specific contracts as incurred. Excluding customer-sponsored research and development, the majority of our activities in this area for the years ended December 31, 2025, 2024 and 2023 related to the development of technologies in the area of medical and industrial radioisotopes, radiopharmaceuticals, additive and autonomous manufacturing, advanced reactors and nuclear fuel. Contractual arrangements for customer-sponsored research and development can vary and include contracts, cost-sharing arrangements, cooperative agreements and grants.
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
Governmental Regulations and Environmental Matters
Governmental Regulations
Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental laws, regulations and presidential executive orders, including those relating to:
•possessing and processing special nuclear materials;
•workplace health and safety;
•constructing and equipping electric power facilities;
•currency conversions and repatriation;
•taxation of earnings;
•protecting the environment; and
•dividends, repurchasing shares and executive compensation.
We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our operations. The kinds of permits, licenses and certificates required in our operations depend upon a number of factors.

We cannot determine the extent to which new legislation, regulations or presidential executive orders or changes in existing laws, regulations or presidential executive orders may affect our future operations.
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
Our compliance with federal, foreign, state and local environmental control and protection regulations resulted in pre-tax expense of approximately $20.3 million, $22.7 million and $20.0 million in the years ended December 31, 2025, 2024 and 2023, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $1.2 million, $0.8 million and $0.7 million in the years ended December 31, 2025, 2024 and 2023, respectively. We expect to spend another $4.5 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future, but we anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial condition as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, we can provide no assurance that we will not incur significant environmental compliance costs in the future.
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
The NRC's decommissioning regulations require our Government Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its two licensed facilities at the end of their service lives. We provided financial assurance totaling $71.5 million and $68.1 million during the years ended December 31, 2025 and 2024, respectively, with surety bonds for the ultimate decommissioning of these licensed facilities. These facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. The surety bonds noted above are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC's decommissioning regulations require our Commercial Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its CNSC-licensed facilities at the end of their service lives. We provided financial assurance totaling $32.5 million and $28.5 million during the years ended December 31, 2025 and 2024, respectively, with letters of credit and surety bonds for the ultimate decommissioning of these licensed facilities.
At December 31, 2025 and 2024, we had total environmental accruals, including asset retirement obligations, of $107.2 million and $103.4 million, respectively. Of our total environmental accruals at December 31, 2025 and 2024, $6.9 million and $9.2 million, respectively, were included in current liabilities. Inherent in the estimates of these accruals are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.
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

We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our industries, business environment and our Company. We caution that these statements are not guarantees of future performance, and you should not rely unduly on them as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in the section labeled Item 1A of this Report, most of which are difficult to predict and many of which are beyond our control. As a contractor to the U.S. Government, such risks include, without limitation, budget uncertainty, the risk of future budget cuts, the impact of continuing resolution funding mechanisms and the debt ceiling, the risk of government shutdowns, including program cancellations, schedule delays, production halts and other disruptions and nonpayment, and changing funding and acquisition priorities. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
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
Item 1A.    RISK FACTORS
Industry Risks
We rely on U.S. Government contracts (either directly or as a sub-tier contractor to a government contractor) for a substantial percentage of our revenue, and some of those contracts are subject to continued appropriations by Congress and may be terminated or delayed if future funding is not made available. In addition, the U.S. Government may not renew or may seek to modify or terminate our existing contracts.
For the year ended December 31, 2025, whether directly or as a sub-tier contractor to a government contractor, U.S. Government contracts comprised approximately 68% of our total consolidated revenues. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits, which could result in withholding or delaying payments to us, and termination or modification at the U.S. Government's convenience. In addition, some of our large, multi-year contracts with the U.S. Government are subject to annual funding determinations and the continuing availability of Congressional appropriations. Although multi-year operations may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal-year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations.
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
From time to time, the U.S. Government operates under a continuing resolution to continue funding the U.S. Government. Under such a continuing resolution, funding at amounts consistent with appropriated levels for the prior fiscal year are typically available, subject to certain restrictions, but new contract and program starts are not authorized. During periods covered by a continuing resolution, we expect our key programs will continue to be supported and funded under the continuing resolution. However, during periods covered by a continuing resolution, we may experience delays in new awards of our products and services, and those delays could have a material adverse effect on our financial condition, results of operations and cash flows. If Congress is not able to enact appropriations bills or extend a continuing resolution, the U.S. Government would enter a whole or partial shutdown. Additionally, there is a risk that no continuing resolution would be entered into in certain circumstances, which would also cause a whole or partial government shutdown. In the event of a government shutdown, there is uncertainty regarding which government functions would shut down or continue operations during a lapse in appropriations, and corresponding uncertainty regarding the extent or magnitude of potential impacts to our operations. If a government shutdown were to occur and were to continue for an extended period, our employees could be at risk of furlough and we could be at risk of program cancellations, schedule delays, production halts and other disruptions and nonpayment, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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

Uncertainty remains with respect to trade policies and treaties between the U.S. and other countries, including Canada, where we manufacture heavy nuclear components and products for our medical radioisotopes business that may be sold to US customers. Legislation or actions taken by the U.S. federal government, Canadian government or other foreign governments that restrict trade, such as tariffs, trade barriers, and other protectionist or retaliatory measures, could adversely impact our profitability and ability to sell products and services. For example, new or increased tariffs would increase the cost of our products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on our products, which could make our products less competitive and reduce demand from customers. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, contractual terms, and the amount, scope, and nature of the tariffs.
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
We have been, and will likely continue to be, subject to cyber-based attacks and other attempts to threaten our information technology systems, including attempts to gain unauthorized access to our proprietary and sensitive information and attacks from computer hackers, viruses, malicious code, internal threats and other security problems. As a U.S. Government contractor, we may be prone to a greater number of these threats than companies in other industries. These threats range from attacks common to most industries to more advanced and persistent threats from highly-organized adversaries targeting us because we are a U.S. Government contractor. We are required to maintain minimum security standards for handling information under our government contracts and failure to do so could result in termination of those contracts. For example, as a contractor to the DoW, we are required to comply with applicable cybersecurity standards, including the DoW's Cybersecurity Maturity Model Certification, ("CMMC") program. CMMC requirements may change over time and could impose additional compliance obligations on us and our suppliers, and failure to meet applicable CMMC requirements could affect our ability to receive or perform certain defense-related contracts. We continue to monitor evolving data-privacy requirements and the use of emerging technologies, such as artificial intelligence, and maintain policies intended to promote their secure and responsible use. From time to time, we experience system interruptions and delays; however, prior cyber-based attacks directed at us have not had a material adverse impact on our results of operations. Due to the evolving nature of these security threats, the impact of any future incident cannot be predicted. If we are unable to protect our proprietary and sensitive information, our customers could question the adequacy of our threat mitigation and detection processes and procedures, which could negatively impact our reputation and present and future business. Moreover, the rapid evolution and increased sophistication, availability, and use of artificial intelligence technologies may exacerbate our cybersecurity risks by use of these technologies by us, our customers, suppliers, business partners, third-party providers, and bad actors. These trends may increase the likelihood of cybersecurity events occurring.
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
Actual or threatened public health epidemics, pandemics or outbreaks, such as the global outbreak of COVID-19, could materially adversely affect our business. By disrupting our employees, suppliers, contractors, customers or facilities through illness, quarantines, government-mandated shutdowns, cost increases, operational restrictions, and unfavorable contract impacts that may not be fully recoverable through insurance or government assistance.
Such events may also negatively affect global economic conditions, and the ultimate impact on our business may depend on uncertain future developments, including the severity of the outbreak and measures taken to contain it.
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
Our business depends upon the recruitment and continued service of our highly skilled, educated and trained employees. Our ability to attract, motivate, compensate, and retain highly qualified and diverse employees is necessary to support our customers and achieve business objectives. Competition for skilled and diverse employees in our industry can be intense, and any uncertainty surrounding future employment opportunities, facility locations, organizational and reporting structures, acquisitions and divestitures, and related concerns may impair our ability to attract and retain qualified employees. In addition, certain parts of our business, including in the Government Operations segment, involve designs, processing and final products that are classified by the U.S. Government and require applicable personnel to obtain and maintain U.S. Government security clearances. These additional employee qualifications often limit the pool of available candidates and extend the time necessary to recruit and qualify new employees. The loss of the services of qualified employees and any inability to recruit effective replacements or to otherwise attract, motivate, train or retain highly qualified and diverse employees could have a material adverse effect on our business, financial condition and results of operations. Separately, the recent presidential executive order regarding executive salaries and incentive compensation metrics applicable to defense contractors could adversely impact our ability to attract or retain executive talent.
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
In line with industry practice, we are often required to post standby letters of credit, bank guarantees and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit, bank guarantees and surety bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit, bank guarantee or surety bond is required for a particular project and we are unable to obtain such instrument due to insufficient capacity or other reasons, we will not be able to pursue that project. We utilize surety bond facilities, but, as is typically the case, the issuance of surety bonds under these facilities is at the surety's sole discretion. In addition, we have capacity limits under our credit facility for letters of credit and bank guarantees. Moreover, due to events that affect the insurance and bonding and credit markets generally, surety bonds, letters of credit and bank guarantees may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit, bank guarantees and surety bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit, bank guarantees and surety bonds and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2025, we had $50.0 million in letters of credit and bank guarantees and $363.0 million in surety bonds outstanding.
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
A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Variances from these estimates could have a material adverse effect on us. In addition, our policy to recognize these variances annually through mark to market accounting could result in volatility in our results of operations, which could be material. Service accruals for salaried participants ceased as of December 31, 2015. As of December 31, 2025, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $153.3 million. A substantial portion of our postretirement benefit plan costs are recoverable on our U.S. Government contracts. See Note 7 to our consolidated financial statements included in this Report for additional information regarding our pension and postretirement benefit plan obligations.
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
We must comply with laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. These laws and regulations include the FAR, the Defense FAR Supplement ("DFARS"), the Truthful Cost or Pricing Data Act, the CAS national security laws, regulations, and orders restricting the use and dissemination of classified information, and U.S. export control laws governing the export of certain products and technical information. Certain government contracts provide audit rights by government agencies, including with respect to performance, costs, internal controls and compliance with applicable laws and regulations. In complying with these laws and regulations, we may incur significant costs, and non-compliance may result in the imposition of fines and penalties, including contractual damages. If we fail to comply with existing or future laws and regulations or if a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil penalties, criminal penalties, or administrative sanctions, including suspension or debarment from contracting with the U.S. Government. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in facilities and could increase environmental compliance expenditures, including increased energy, raw material and other costs. If we are unable to comply with any such regulatory changes, it could have a material adverse effect on our business, financial condition and results of operations. Further, our reputation could suffer harm if allegations of impropriety were made or found against us, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.
In addition, the President recently issued Executive Order ("EO") 14372 that could limit certain contractors performing work under critical defense weapons, supplies, and equipment contracts from issuing dividends or distributions, share repurchases, increasing executive salaries, and using particular metrics to determine executive incentive compensation. While there remains uncertainty as to how EO 14372 will be interpreted and implemented, it is expected that EO 14372 will be implemented this year through a new DFARS clause and related contract provisions and that the EO's restrictions on dividends, distributions, share repurchases, executive salaries and foreign sales programs will, in some cases, be imposed only after the DoW determines that a contractor has failed to meet identified contract performance requirements.
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
Our nuclear operations are subject to various safety and quality-related requirements, and occupational radiation protection requirements, imposed by the U.S. Government, the DOE, the NRC and the CNSC. In the event of non-compliance, these agencies might increase regulatory oversight, impose fines or shut down our operations, depending upon the assessment of the severity of the situation. Non-compliance may also impact our competitive position when seeking future contracts. Revised security and safety requirements promulgated by these agencies could necessitate substantial capital and other expenditures. In addition, we must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. U.S. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts.
Limitations or modifications to indemnification regulations of the U.S. or foreign countries could adversely affect our business.
The Price-Anderson Act partially indemnifies the nuclear industry against liability arising from nuclear incidents in the U.S., while ensuring compensation for the general public. The Price-Anderson Act comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and DOE contractors. Because we provide nuclear fabrication and other services to the DOE relating to its nuclear devices, facilities and other programs and the nuclear power industry in the ongoing maintenance and modifications of its nuclear power plants, including the manufacture of equipment and other components for use in such nuclear power plants, we expect, in the event of a nuclear incident or precautionary evacuation (as such terms are defined in the Atomic Energy Act), to be entitled to the indemnification protections under the Price-Anderson Act against liability arising from nuclear incidents occurring in the U.S., with an available indemnification amount, for our DOE contracts, of approximately $16.5 billion (for nuclear incidents or precautionary evacuations occurring within the US) and of $2 billion (for nuclear incidents or precautionary evacuations occurring in foreign countries). The statutory authority for indemnification under the Price-Anderson Act has been extended by Congress five times, most recently through December 2065 by Section 107 to the Further Consolidated Appropriations Action, 2024 (Public Law 118-47, March 23, 2024).
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
Moreover, because we manufacture nuclear components for the U.S. Government's defense program, we may be entitled to some of the indemnification protections afforded by Public Law 85-804 for certain of our nuclear and hazardous operations risks. Public Law 85-804 authorizes certain agencies of the U.S. Government, such as the DOE and the DoW, to indemnify their contractors against unusually hazardous or nuclear risks when such action would facilitate the national defense. However, because the indemnification protections afforded by Public Law 85-804 are granted on a discretionary basis, situations could arise where the U.S. Government elects not to offer such protections. In such situations, our business could be adversely affected by either our inability to obtain commercially adequate insurance or indemnification or our refusal to pursue such operations in the absence of such protections.
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
In addition, if new legislation, regulations or presidential executive orders are enacted or implemented, or if existing laws, regulations or presidential executive orders are amended or are interpreted or enforced differently, we may be required to obtain additional operating permits or approvals. Our inability to obtain, and to comply with, the permits and approvals required for our business could have a material adverse effect on us.
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
The Governance Committee of our Board of Directors oversees the Company’s guidelines, policies and processes to assess and manage the Company’s exposure to risks, which include cybersecurity risks. The Governance Committee meets periodically with management to review and discuss major financial risk exposures, including from cybersecurity threats, and the steps management has taken to monitor and control those exposures. As necessary, our Cybersecurity Incident Management Team ("CIMT") (described below) reports significant cybersecurity threats and incidents to the Governance Committee. The Governance Committee is also periodically briefed by management, including our Chief Digital Officer ("CDO"), with respect to our cybersecurity posture to facilitate its role in overseeing the Company’s overall cybersecurity program.
As a general matter, our CDO is responsible for defining our entire cybersecurity posture. The CDO has oversight in planning the strategy, programs, policies and procedures to protect the organization’s digital assets, information and infrastructure. Our IT Director, Cyber Security serves as the CIMT’s Incident Manager and is the member of management primarily responsible for assessing, identifying, mitigating and managing cybersecurity risks; supervising IT security design, development, implementation and testing; and running the day-to-day operations of our cybersecurity team. Our CDO holds a bachelor’s degree in electrical engineering and technology and a master’s degree in technology and has more than 22 years of information technology and cybersecurity experience in various leadership and executive roles. In addition, our IT Director, Cyber Security holds a bachelor’s degree in computer information systems and the Certified Information Systems Security Professional ("CISSP") and Information Systems Security Architecture Professional ("ISSAP") certifications, as well as over 30 years of experience as an information technology professional with the most recent 15 years specializing in cybersecurity.
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
As a U.S. Government contractor, we may be prone to a greater number of cybersecurity threats than companies in other industries. As of the date of this Report, risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition during the prior three fiscal years. However, there can be no guarantee that cybersecurity threats and incidents will not materially affect us in the future. See Item 1A of this Report for more information on our cybersecurity risks.

Item 2.    PROPERTIES
The following table provides the segment name, location and general use of each of our principal properties at December 31, 2025 that we own or lease:

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Government Operations
Lynchburg, Virginia	Manufacturing facility (1) (4)	Owned
Barberton, Ohio	Manufacturing facility	Owned
Euclid, Ohio	Manufacturing facility	Owned
Mount Vernon, Indiana	Manufacturing facility	Owned
Erwin, Tennessee	Manufacturing facility (2) (4)	Owned
Jonesborough, Tennessee	Manufacturing facility	Owned
Commercial Operations
Cambridge, Ontario, Canada	Manufacturing facility	Owned
Peterborough, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2036)
Toronto, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2036)
Kanata, Ontario, Canada	Manufacturing facility (3) (4)	Leased (2038)
Vancouver, British Columbia, Canada	Manufacturing facility (3) (4)	Leased (2031)
Oakville, Ontario, Canada	Manufacturing facility	Leased (2029)
Kitchener, Ontario, Canada	Manufacturing facility	Leased (2034)
Etobicoke, Ontario, Canada	Manufacturing facility (3) (4)	Owned
Corporate
Lynchburg, Virginia	Administrative office	Leased (2026)
Washington, District of Columbia	Administrative office	Leased (2033)
Charlotte, North Carolina	Administrative office	Leased (2028)
McLean, Virginia	Administrative office	Leased (2035)
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
Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol BWXT. As of February 19, 2026, there were approximately 1,236 holders of record of our common stock.
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the quarter ended December 31, 2025. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
October 1, 2025 – October 31, 2025	719	$200.14	—	$347.6
November 1, 2025 – November 30, 2025	377	$213.78	—	$347.6
December 1, 2025 – December 31, 2025	238	$180.68	—	$347.6
Total	1,334	$200.52	—
(1)Includes 719, 377 and 238 shares repurchased during October, November and December, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
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
This graph assumes the investment of $100 on December 31, 2020 and the reinvestment of dividends thereafter.
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
Outlook
We expect to recognize approximately 40% of the revenue associated with our backlog by the end of 2026, with the remainder to be recognized thereafter.
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

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Revenues	$5,544	$37,908	$24,728
Operating Income (1)	$4,318	$36,770	$24,813
(1)During the year ended December 31, 2025, our Government Operations segment results were favorably impacted by material contract adjustments related to a nuclear operations contract. The material adjustments resulted in an increase in revenue and operating income of $29.4 million during the year ended December 31, 2025.
During the year ended December 31, 2024, no adjustments to any one contract had a material impact on our consolidated financial statements.
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
We calculate the majority of our pension costs under both financial accounting standards ("FAS") in accordance with GAAP and CAS in accordance with the FAR. We have prepared our consolidated financial statements and segment reporting disclosures utilizing pension costs calculated under FAS. Pension costs calculated under CAS are utilized as the basis for recovery of pension costs on our U.S. Government contracts. For the years ended December 31, 2025, 2024 and 2023, our CAS pension costs attributed to U.S. Government contracts totaled $32.2 million, $20.5 million and $13.6 million, respectively. The amount of recoverable CAS pension costs recognized as revenue on an annual basis may differ from the amounts noted above. See further discussion of our accounting for contracts and revenue recognition above and in Note 1 to our consolidated financial statements included in this Report.
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
The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate and return on plan assets on our FAS pension benefit plan obligations and expense for the year ended December 31, 2025:

	.25% Increase	.25% Decrease
	(In millions)
Discount Rate:
Effect on projected benefit obligation	$(40.2)	$42.3
Return on Plan Assets:
Effect on ongoing net periodic benefit cost	$(9.1)	$7.2
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
We completed our annual review of goodwill for each of our reporting units for the year ended December 31, 2025, which indicated that we had no impairment of goodwill. The fair value of our reporting units was substantially in excess of carrying value.
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
We have completed our annual review of our indefinite-lived intangible assets for the year ended December 31, 2025, which indicated that we had no impairment. The fair value of our indefinite-lived intangible assets was substantially in excess of carrying value.
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

Results of Operations – Years Ended December 31, 2025, 2024 and 2023
Selected financial highlights are presented in the table below:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
REVENUES:
Government Operations	$2,350,090	$2,183,040	$2,031,337
Commercial Operations	853,070	523,972	466,344
Eliminations	(4,735)	(3,358)	(1,372)
	$3,198,425	$2,703,654	$2,496,309
OPERATING INCOME:
Government Operations	$394,850	$377,875	$374,682
Commercial Operations	57,728	46,816	37,532
	$452,578	$424,691	$412,214
Unallocated Corporate	(48,119)	(44,084)	(29,155)
Total Operating Income	$404,459	$380,607	$383,059
This section discusses our 2025 and 2024 results of operations and contains year-to-year comparisons between 2025 and 2024. Discussions of our 2024 results and year-to-year comparisons between 2024 and 2023 that are not included in this Report can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Consolidated Results of Operations
Year Ended December 31, 2025 vs. 2024
Consolidated revenues increased 18.3%, or $494.8 million, to $3,198.4 million in the year ended December 31, 2025 compared to $2,703.7 million in 2024, due to increases in revenues in our Government Operations and Commercial Operations segments of $167.1 million and $329.1 million, respectively.
Consolidated operating income increased $23.9 million to $404.5 million in the year ended December 31, 2025 compared to $380.6 million in 2024. Operating income in our Government Operations and Commercial Operations segments increased $16.8 million and $10.9 million, respectively. These increases were partially offset by an increase in Unallocated Corporate expenses of $4.0 million when compared to the prior year.
Government Operations

	Year Ended December 31,
	2025	2024	$ Change
	(In thousands)
Revenues	$2,350,090	$2,183,040	$167,050
Operating Income	$394,850	$377,875	$16,975
% of Revenues	16.8%	17.3%
Year Ended December 31, 2025 vs. 2024
Revenues increased 7.7%, or $167.1 million, to $2,350.1 million in the year ended December 31, 2025 compared to $2,183.0 million in 2024. The increase was primarily driven by the timing of long-lead material procurements of $83.4 million, increases in uranium processing and downblending operations of $68.1 million and an increase in revenues of $52.2 million associated with the acquisition of A.O.T., which was completed on January 3, 2025. These increases were partially offset by a decrease in revenues associated with our advanced technologies business.
Operating income increased $17.0 million to $394.9 million in the year ended December 31, 2025 compared to $377.9 million in 2024, primarily driven by the operating income impact of the changes in revenues noted above which was partially offset by a $13.1 million increase in expenses associated with due diligence and post-acquisition integration activities as well as restructuring-related activities when compared to the prior year.

Commercial Operations

	Year Ended December 31,
	2025	2024	$ Change
	(In thousands)
Revenues	$853,070	$523,972	$329,098
Operating Income	$57,728	$46,816	$10,912
% of Revenues	6.8%	8.9%
Year Ended December 31, 2025 vs. 2024
Revenues increased 62.8%, or $329.1 million, to $853.1 million in the year ended December 31, 2025 compared to $524.0 million in 2024. The increase was primarily related to the acquisition of Kinectrics, completed on May 20, 2025, which resulted in an increase in revenues of $231.0 million as well as an increase in revenues related to components manufacturing of $74.0 million.
Operating income increased $10.9 million to $57.7 million in the year ended December 31, 2025 compared to $46.8 million in 2024. The increase was primarily due to the increase in revenues noted above, which was partially offset by a $19.9 million increase in expenses associated with due diligence and post-acquisition integration activities as well as restructuring-related activities when compared to the prior year.
Unallocated Corporate
Unallocated Corporate expenses increased $4.0 million to $48.1 million in the year ended December 31, 2025 compared to $44.1 million in 2024. The increase was due to an increase in legal and consulting costs associated with merger and acquisition related activities of $3.9 million when compared to the corresponding period in the prior year. We also experienced a $7.1 million increase in restructuring-related expenditures. These increases were partially offset by a decrease in expenditures related to the transformation of our information technology infrastructure of $3.2 million.
Other Income (Expense)
During the year ended December 31, 2025, other income (expense) increased $25.5 million to a loss of $6.3 million compared to a loss of $31.9 million in 2024. Included in other income (expense) are components of net periodic benefit cost, which include mark to market adjustments due to our immediate recognition of net actuarial gains (losses) for our pension and postretirement benefit plans which changed to a gain of $15.2 million during the year ended December 31, 2025 compared to a gain of $0.8 million for the year ended December 31, 2024. This was caused by favorable changes in income (expense) related to mark to market adjustments totaling $17.2 million. In addition, we experienced an increase in interest expense of $4.7 million in 2025 when compared to the prior year due primarily to an increase in borrowings coupled with an increase in the weighted-average interest rate on outstanding borrowings under our Former Credit Facility, as defined below. Other income (expense) also includes the effect of foreign currency transaction gains and losses as well as gains and losses on FX forward contracts which resulted in a net increase in other income (expense) of $17.7 million when compared to the prior year.
Provision for Income Taxes

	Year Ended December 31,
	2025	2024	$ Change
	(In thousands)
Income before Provision for Income Taxes	$398,120	$348,720	$49,400
Provision for Income Taxes	$68,259	$66,422	$1,837
Effective Tax Rate	17.1%	19.0%
For the year ended December 31, 2025, our provision for income taxes increased $1.8 million to $68.3 million, while income before provision for income taxes increased $49.4 million to $398.1 million when compared to the prior year. Our effective tax rate was 17.1% for the year ended December 31, 2025 compared to 19.0% for the year ended December 31, 2024. Our effective tax rate for the years ended December 31, 2025 and 2024 were lower than the U.S. corporate income tax rate of 21% primarily due to increased benefits from U.S. federal research and development tax credits.
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
In order to minimize the negative impact of inflation on our operations, we attempt to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimate of those changes, which we reflect in the original price, or through price escalation clauses in our contracts. However, there can be no assurance we will be able to mitigate all increases in cost using this strategy.
Liquidity and Capital Resources
Our overall liquidity position, which we generally define as our unrestricted cash and cash equivalents plus amounts available for borrowings under our credit facility, increased by approximately $950.7 million to $1,748.4 million at December 31, 2025 compared to $797.7 million at December 31, 2024, primarily attributable to the issuance of $1.25 billion of 0% Convertible Senior Notes due 2030 (the "2030 Notes") and an increase of $250 million in available borrowings from our New Credit Facility. These were offset partially by repayments on the Term Loan and Capped Call Transaction premiums. We generated net cash from operations in each of the years ended December 31, 2025, 2024 and 2023. Typically, the fourth quarter has been the period of highest cash flows from operating activities because of the timing of payments received from the U.S. Government on accounts receivable retainages and cash dividends received from our joint ventures.
New Credit Facility
On November 10, 2025, we entered into a second Amended and Restated Credit Agreement (the "New Credit Facility") with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, which amended and restated our then-existing secured credit facility (the "Former Credit Facility"), which consisted of a $750 million senior secured revolving credit facility (the "Revolving Credit Facility") and a $250 million senior secured term A loan (the "Term Loan"). The Revolving Credit Facility and the Term Loan were repaid, in their entirety, with the proceeds from the 2030 Notes as discussed below. The New Credit Facility includes a $1.25 billion senior secured revolving credit facility. The proceeds of loans under the New Credit Facility are available for working capital needs, permitted acquisitions and other general corporate purposes.
The New Credit Facility is scheduled to mature on November 10, 2030, subject to an early maturity trigger if on any date the aggregate outstanding principal amount of unsecured indebtedness due within 91 days thereof is in excess of 100% of EBITDA, as defined in the New Credit Facility, for the last four full fiscal quarters. However, this early maturity trigger will not apply if (1) the total Net Leverage Ratio is less than or equal to 2.00 to 1.00 or (2) liquidity is at least 125% of such outstanding unsecured indebtedness. The Company’s obligations under the New Credit Facility are guaranteed by the same guarantors that guarantee the 2030 Notes. The New Credit Facility is secured by first-priority liens on certain assets owned by the Company and the guarantors (other than its subsidiaries comprising a portion of its Government Operations segment), provided such liens may be released if the Company obtains investment grade ratings of at least BBB- from S&P or Baa3 from Moody's and no default or event of default exists.
The New Credit Facility allows for additional parties to become lenders and, subject to certain conditions, for the increase of the commitments under the New Credit Facility, subject to an aggregate maximum for all additional commitments of (1) the greater of (a) $600 million and (b) 100% of EBITDA, as defined in the New Credit Facility, for the last four full fiscal quarters, plus (2) additional amounts provided the Company is in compliance with a pro forma first lien leverage ratio test 3.00 to 1.00 or less.
Outstanding loans under the New Credit Facility bear interest at our option at either (i) the Term SOFR rate plus a margin ranging from 1.00% to 1.75% per year or (ii) the base rate (the highest of (x) the administrative agent's prime rate, (y) the Federal Funds rate plus 0.50% and (z) the Term SOFR rate for a one-month tenor plus 1.00%) plus a margin ranging from 0.0% to 0.75% per year. In addition, the Company will be charged (1) a commitment fee of between 0.15% and 0.225% per year on the unused portion of the New Credit Facility, (2) a letter of credit fee of between 1.00% and 1.75% per year with respect to the amount of each financial letter of credit issued under the New Credit Facility, and (3) a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit or commercial letter of credit issued under the New Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on the Company's consolidated total net leverage ratio.

The Company may prepay all loans under the New Credit Facility at any time without premium or penalty (other than customary Term SOFR rate breakage costs), subject to notice requirements.
The New Credit Facility contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum consolidated total net leverage ratio and a minimum consolidated interest coverage ratio. If any event of default relating to bankruptcy or other insolvency events occurs with respect to the Company, the lenders’ commitments under the New Credit Facility will automatically terminate and all outstanding obligations under the New Credit Facility will immediately become due and payable. If any other event of default occurs, the lenders will be permitted to terminate their commitments under the New Credit Facility, accelerate all outstanding obligations under the New Credit Facility and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. Based on the total net leverage ratio applicable at December 31, 2025, the margin for Term SOFR and base rate loans was 1.50% and 0.50%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.50% and 0.90%, respectively, and the commitment fee for the unused portion of the New Credit Facility was 0.20%.
The New Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the New Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of December 31, 2025, we were in compliance with all covenants set forth in the New Credit Facility.
As of December 31, 2025, letters of credit issued under the New Credit Facility totaled $1.4 million and we had no outstanding borrowings and had $1,248.6 million available under the New Credit Facility for borrowings and to meet letter of credit requirements.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of December 31, 2025, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
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
We may redeem the Senior Notes due 2029, in whole or in part, at any time on or after April 15, 2025 at a redemption price equal to (i) 101.031% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on April 15, 2025 and (ii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after April 15, 2026, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of December 31, 2025, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
2030 Notes and Capped Call Transactions
2030 Notes
In November 2025, the Company issued $1.25 billion aggregate principal amount of 0% Convertible Senior Notes due 2030 (the "2030 Notes"), including the exercise in full of the initial purchasers' option to purchase up to an additional $150.0 million principal amount of the 2030 Notes. The 2030 Notes were issued pursuant to an Indenture, dated November 19, 2025 (the "Indenture"), among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that guarantee its existing and future capital markets indebtedness.
The conversion rate for the 2030 Notes will initially be 3.8094 shares of common stock per $1,000 principal amount of the 2030 Notes, which is equivalent to an initial conversion price of approximately $262.51 per share of common stock. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company will settle conversions by paying cash up to the aggregate principal amount of the 2030 Notes to be converted and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the 2030 Notes being converted, based on the applicable conversion rate(s).
The 2030 Notes will mature on November 1, 2030, unless earlier converted, redeemed or repurchased. The 2030 Notes will not bear regular interest, and the principal amount of the 2030 Notes will not accrete. However, special interest and additional interest, if any, may accrue on the 2030 Notes at a combined rate per annum not exceeding 0.50% upon the occurrence of certain events as described in the Indenture.
The Company may not redeem the 2030 Notes at its option before November 6, 2028. The Company will have the option to redeem the 2030 Notes, in whole or in part (subject to the partial redemption limitation described below), at any time, and from time to time, on or after November 6, 2028 and before the 26th Scheduled Trading Day (as defined in the Indenture) immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the redemption date, but only if certain conditions are met.
On or after August 1, 2030, until the close of business on the second Scheduled Trading Day (as defined in the Indenture) immediately before the maturity date, the 2030 Notes will be convertible at the option of the noteholders at any time.
Before August 1, 2030, noteholders will have the right to convert their 2030 Notes only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on March 31, 2026, if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter; (2) during the five consecutive business days immediately after any ten consecutive trading day period if the trading price per $1,000 principal amount of 2030 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on each Trading Day; (3) upon the occurrence of specified corporate events or distributions on the common stock as set forth in the Indenture; or (4) if the Company calls the 2030 Notes for redemption.

If the Company undergoes a Fundamental Change (as defined in the Indenture), then, subject to certain exceptions, noteholders may require the Company to repurchase their 2030 Notes in whole or in part for cash at a price equal to the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the Fundamental Change Repurchase Date (as defined in the Indenture). The definition of Fundamental Change includes, among other things, certain business combination transactions involving the Company and certain de-listing events with respect to the common stock.
Capped Call Transactions
In connection with the pricing of the 2030 Notes and the exercise by the initial purchasers of their option in full to purchase additional 2030 Notes, respectively, the Company paid $131.9 million to enter into privately negotiated capped call transactions (the “Capped Call Transactions”) with affiliates of certain of the initial purchasers and certain other financial institutions (the “Option Counterparties”). The Capped Call Transactions have an expiration date of November 1, 2030 but may be redeemed earlier, subject to certain conditions.
The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2030 Notes, the number of shares of common stock initially underlying the 2030 Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to the holders of common stock upon any conversion of the 2030 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2030 Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions will initially be $396.24 per share of common stock, which represents a premium of 100% over the last reported sale price of the common stock of $198.12 per share on November 5, 2025, and is subject to certain adjustments under the terms of the Capped Call Transactions.
The Capped Call Transactions are separate transactions (in each case entered into by the Company with the Option Counterparties), are not part of the terms of the 2030 Notes and will not change the holders’ rights under the 2030 Notes. Holders will not have any rights with respect to the Capped Call Transactions. The Capped Call Transactions qualify for a scope exception from derivative accounting for instruments that are both indexed to the issuer's own stock and classified in stockholders' equity on our consolidated balance sheets.
The 2030 Notes and the Capped Call Transactions have been integrated for tax purposes. The impact of this tax treatment results in the Capped Call Transactions being deductible with the cost of the Capped Call Transactions qualifying as original issue discount for tax purposes over the term of the 2030 Notes.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize surety bond facilities to support such obligations, but the issuance of surety bonds under those facilities is typically at the surety's discretion, and the surety bond facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bond capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these surety bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of December 31, 2025, surety bonds issued and outstanding under these arrangements totaled approximately $363.0 million.
Similarly, we have provided letters of credit and bank guarantees to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our New Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit and bank guarantees under our bilateral letter of credit facility is at the issuer's discretion, and our bilateral letter of credit facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our New Credit Facility. On May 14, 2025, we amended our bilateral letter of credit facility to increase the maximum aggregate amount to $75 million. Although there can be no assurance that we will maintain our bilateral letter of credit capacity, we believe our current capacity, together with capacity under our New Credit Facility, is adequate to support our existing requirements for the next 12 months. As of December 31, 2025, letters of credit and bank guarantees issued and outstanding under our bilateral letter of credit facility totaled approximately $48.7 million, and such letters of credit and bank guarantees are secured by the collateral under our New Credit Facility.

Other
Cash, Cash Equivalents, Restricted Cash and Investments
In the aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments increased by $424.3 million to $515.4 million at December 31, 2025 from $91.2 million at December 31, 2024, primarily due to the items discussed below. Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
	(In thousands)
Domestic	$501,259	$69,595
Foreign	14,188	21,585
Total	$515,447	$91,180
Our working capital increased by $432.5 million to $888.3 million at December 31, 2025 from $455.8 million at December 31, 2024, primarily attributable to the change in cash and cash equivalents resulting from the issuance of long-term debt.
Our net cash provided by operating activities increased by $71.4 million to $479.8 million in the year ended December 31, 2025, compared to $408.4 million in the year ended December 31, 2024. The increase in cash provided by operating activities was primarily attributable to the timing of project cash flows offset partially by decreases in deferred tax liabilities and pension liabilities.
Our net cash used in investing activities increased by $587.5 million to $742.1 million in the year ended December 31, 2025, compared to $154.6 million in the year ended December 31, 2024. The increase in cash used in investing activities was primarily attributable to the acquisitions of A.O.T. and Kinectrics for $101.1 million and $434.5 million, respectively, net of cash acquired.
Our net cash provided by financing activities increased by $946.4 million to $693.6 million in the year ended December 31, 2025, compared to cash used in financing activities of $252.8 million in the year ended December 31, 2024. The increase in cash provided in financing activities was primarily attributable to the issuance of $1.25 billion of 2030 Notes offset partially by repayments on the Revolving Credit Facility and Term Loan and Capped Call Transaction premiums.
At December 31, 2025, we had long-term investments with a fair value of $8.2 million. Our investment portfolio consists primarily of corporate bonds and mutual funds.
Cash Requirements
We believe we have sufficient cash and cash equivalents and borrowing capacity, along with cash generated from operations and continued access to debt markets, to satisfy our cash requirements for the next 12 months and beyond.
Our cash requirements as of December 31, 2025 include the following contractual obligations:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt principal	$2,051,967	$—	$400,000	$1,650,000	$1,967
Interest payments	$132,000	$33,000	$66,000	$33,000	$—
Lease payments	$59,080	$9,079	$15,603	$10,503	$23,895
Our contingent commitments under letters of credit and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)
$ 413,006	$ 193,721	$ 193,506	$ 25,779	$ —

Other cash requirements include, among other things, capital expenditures, payment of dividends, repurchases of common stock, capital contributions for joint ventures and contributions to our pension and other postretirement benefit plans.
Since 2017, we have made considerable investments in property, plant and equipment to support the growth of our Government Operations and Commercial Operations segments. Significant projects included the expansion of Government Operations facilities to support increased demand from the U.S. Government and the commercialization of our medical radioisotope technology and the expansion of our Cambridge, Ontario, Canada manufacturing plant for heavy commercial nuclear power equipment in our Commercial Operations segment. We expect these heightened spending levels to decline as these capital expansion projects are largely complete.
During the year ended December 31, 2025, we paid $92.5 million in dividends to holders of our common stock. The declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our business, legal and regulatory requirements and other factors that our Board of Directors may deem relevant.
In April 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock up to an aggregate market value of $500 million. As of December 31, 2025, the total remaining share repurchase authorization was $347.6 million. See Item 5 of this Report for additional share repurchase information.
We expect cash requirements totaling approximately $12.7 million and $2.7 million for contributions to our pension plans and other postretirement benefit plans, respectively, in 2026.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk from changes in interest rates relates primarily to our debt instruments. Our borrowings include both fixed and variable interest rate debt. At December 31, 2025, we had (i) no outstanding borrowings under the New Credit Facility, $1.4 million in letters of credit issued under the New Credit Facility and $1,248.6 million available under the New Credit Facility, (ii) an aggregate principal amount of $400 million of Senior Notes due 2028 and (iii) an aggregate principal amount of $400 million of Senior Notes due 2029, and (iv) an aggregate principal amount of $1.25 billion of 2030 Notes. See the heading "Liquidity and Capital Resources" in Item 7 of this Report for additional information on our debt instruments.
We also have exposure from changes in interest rates related to our cash equivalents and our investment portfolio, which consists primarily of corporate bonds and mutual funds. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.
We have operations in foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange ("FX") rates or weak economic conditions in those foreign markets. In order to manage the operational risks associated with FX rate fluctuations, we attempt to hedge those risks with FX derivative instruments. Historically, we have hedged those risks with FX forward contracts. At December 31, 2025, the fair values of our outstanding FX derivative instruments were not significant. We do not enter into speculative derivative positions.

Interest Rate Sensitivity
The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

	Principal Amount by Expected Maturity (In thousands)
At December 31, 2025:								Fair Value at
	Years Ending December 31,							December 31,
	2026	2027	2028	2029	2030	Thereafter	Total	2025
Investments	—	—	—	—	—	$6,945	$6,945	$8,243
Average Interest Rate	—	—	—	—	—	—
Note Receivable	6,399	—	—	—	—	—	$6,399	$6,433
Average Interest Rate	6.40%	—	—	—	—	—
Fixed Interest Rate Debt	—	—	$400,000	$400,000	—	$1,967	$801,967	$784,108
Average Interest Rate	—	—	4.13%	4.13%	—	—
Convertible Senior Notes	—	$—	$—	—	$1,250,000	—	$1,250,000	$1,194,533
Average Interest Rate	—	—	—	—	—	—

At December 31, 2024:								Fair Value at
	Years Ending December 31,							December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	2024
Investments	—	—	$1,479	—	—	$7,700	$9,179	$10,609
Average Interest Rate	—	—	—	—	—	—
Note Receivable	$6,467	—	—	—	—	—	$6,467	$6,367
Average Interest Rate	6.80%	—	—	—	—	—
Fixed Interest Rate Debt	—	—	—	$400,000	$400,000	$—	$800,000	$746,529
Average Interest Rate	—	—	—	4.13%	4.13%	—
Variable Interest Rate Debt	$12,500	$12,500	$237,500	—	—	—	$262,500	$262,479
Average Interest Rate	5.39%	5.27%	5.28%	—	—	—
Exchange Rate Sensitivity
The following table provides information about our FX forward contracts outstanding at December 31, 2025 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average FX rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual FX rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands)
	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2026	December 31, 2025	Exchange Rate
Canadian dollar	$1,891	$9,820	1.3689
U.S. dollar (selling Canadian dollar)	$215,979	$(4,601)	1.3786
Euro (selling Canadian dollar)	$13,099	$122	1.6128

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2027	December 31, 2025	Exchange Rate
U.S. dollar (selling Canadian dollar)	$3,569	$(14)	1.3559
Euro (selling Canadian dollar)	$6,444	$(41)	1.6296

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2028	December 31, 2025	Exchange Rate
Euro (selling Canadian dollar)	$5,901	$(93)	—

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of BWX Technologies, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BWX Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Acquisitions – Kinectrics Inc. – Fair Value of Property, Plant and Equipment and Customer Relationships Intangible Asset – Refer to Note 2 to the financial statements
Critical Audit Matter Description
The assets acquired and liabilities assumed in the Kinectrics Inc. ("Kinectrics") transaction have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations. Of the total assets acquired and liabilities assumed, the Company acquired $175.0 million of property, plant, and equipment and $107.5 million of customer relationships intangible asset.
We identified the fair value of the aforementioned property, plant and equipment and customer relationships intangible asset for the Kinectrics Inc. acquisition as a critical audit matter because of the significant estimates and assumptions made by management regarding the asset valuation methodology and discount rate for the customer relationships intangible asset acquired as well as the valuation methodology and the cost to replace or reproduce comparable assets for the property, plant, and equipment acquired. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of the valuation methodologies applied to the property, plant, and equipment and customer relationships intangible asset acquired.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of property, plant, and equipment and customer relationships intangible asset acquired included the following, among others:
•We tested the design and operating effectiveness of controls over management's purchase price allocation procedures, including controls over the methodologies and assumptions used in the fair value for property, plant, and equipment and customer relationships intangible asset, and reviewed the work of management's third-party specialists.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the customer relationships intangible asset valuation methodology and discount rate by:
◦Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the property, plant, and equipment valuation methodology and the cost to replace or reproduce comparable assets. We also developed a range of independent estimates and compared to those used by management, including testing the mathematical accuracy of the calculation.
•We evaluated the reasonableness of management's forecasted information used in the valuation models, including estimated future EBITDA, by:
◦Comparing the estimates to historical and actual results;
◦Evaluating whether the forecasts were consistent with evidence obtained in other areas of the audit;
◦Comparing the estimates to third-party economic research, industry performance, and peer company performance;
◦Corroborating assumptions and estimates with internal communications to management and the Board of Directors; and
◦Testing the accuracy and completeness of certain underlying data used by management.

/S/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 23, 2026
We have served as the Company's auditor since 2009.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except share and per share amounts)
Revenues	$3,198,425	$2,703,654	$2,496,309
Costs and Expenses:
Cost of operations	2,465,566	2,048,447	1,875,716
Research and development costs	13,867	7,478	7,613
Losses (gains) on asset disposals and impairments, net	(4,972)	4,390	1,034
Selling, general and administrative expenses	394,416	318,663	279,694
Total Costs and Expenses	2,868,877	2,378,978	2,164,057
Equity in Income of Investees	74,911	55,931	50,807
Operating Income	404,459	380,607	383,059
Other Income (Expense):
Interest income	3,893	2,554	2,359
Interest expense	(44,207)	(39,475)	(47,036)
Other – net	33,975	5,034	(16,982)
Total Other Income (Expense)	(6,339)	(31,887)	(61,659)
Income before Provision for Income Taxes	398,120	348,720	321,400
Provision for Income Taxes	68,259	66,422	75,079
Net Income	$329,861	$282,298	$246,321
Net Income Attributable to Noncontrolling Interest	(916)	(357)	(472)
Net Income Attributable to BWX Technologies, Inc.	$328,945	$281,941	$245,849
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$3.59	$3.08	$2.68
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$3.58	$3.07	$2.68
Shares used in the computation of earnings per share (Note 17):
Basic	91,566,280	91,572,674	91,619,156
Diluted	91,856,013	91,859,732	91,874,537
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net Income	$329,861	$282,298	$246,321
Other Comprehensive Income (Loss):
Currency translation adjustments	31,715	(42,404)	12,876
Derivative financial instruments:
Unrealized gains arising during the period, net of tax provision of $(187), $(213) and $(247), respectively	512	667	717
Reclassification adjustment for gains included in net income, net of tax provision of $339, $245 and $91, respectively	(996)	(734)	(264)
Benefit obligations:
Unrecognized losses arising during the period, net of tax benefit of $0, $9 and $530, respectively	(4,642)	(1,297)	(1,631)
Recognition of benefit plan costs, net of tax benefit of $(629), $(344) and $(609), respectively	2,610	2,981	2,669
Investments:
Unrealized (losses) gains arising during the period, net of tax provision of $(85), $(11) and $(27), respectively	(60)	39	100
Reclassification adjustment for gains included in net income during the period, net of tax provision of $80, $0, and $0	(300)	—	—
Other Comprehensive Income (Loss)	28,839	(40,748)	14,467
Total Comprehensive Income	358,700	241,550	260,788
Comprehensive Income Attributable to Noncontrolling Interest	(916)	(357)	(472)
Comprehensive Income Attributable to BWX Technologies, Inc.	$357,784	$241,193	$260,316
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2025	2024
	(In thousands)
Current Assets:
Cash and cash equivalents	$499,779	$74,109
Restricted cash and cash equivalents	3,085	2,785
Accounts receivable – trade, net	220,391	99,112
Accounts receivable – other	67,858	53,199
Retainages	46,311	33,667
Contracts in progress	610,315	577,745
Inventories	46,537	40,288
Other current assets	66,078	49,092
Total Current Assets	1,560,354	929,997
Property, Plant and Equipment, Net	1,585,136	1,278,161
Investments	8,243	10,609
Goodwill	500,860	287,362
Deferred Income Taxes	12,275	6,569
Investments in Unconsolidated Affiliates	150,143	99,403
Intangible Assets	329,859	165,325
Other Assets	124,625	92,498
TOTAL ASSETS	$4,271,495	$2,869,924
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2025	2024
	(In thousands, except share and per share amounts)
Current Liabilities:
Current maturities of long-term debt	$—	$12,500
Accounts payable	141,289	158,077
Accrued employee benefits	117,641	77,234
Accrued liabilities – other	107,802	65,100
Advance billings on contracts	305,285	161,290
Total Current Liabilities	672,017	474,201
Long-Term Debt	2,015,983	1,042,970
Accumulated Postretirement Benefit Obligation	78,460	16,515
Environmental Liabilities	100,278	94,225
Pension Liability	78,167	82,602
Other Liabilities	93,578	79,007
Total Liabilities	3,038,483	1,789,520
Commitments and Contingencies (Note 10)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 128,720,819 and 128,320,295 shares at December 31, 2025 and 2024, respectively	1,288	1,283
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; no shares issued	—	—
Capital in excess of par value	159,884	228,889
Retained earnings	2,523,631	2,287,151
Treasury stock at cost, 37,289,582 and 36,869,498 shares at December 31, 2025 and 2024, respectively	(1,432,943)	(1,388,432)
Accumulated other comprehensive income (loss)	(19,373)	(48,211)
Stockholders' Equity – BWX Technologies, Inc.	1,232,487	1,080,680
Noncontrolling interest	525	(276)
Total Stockholders' Equity	1,233,012	1,080,404
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,271,495	$2,869,924
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
		(In thousands, except share and per share amounts)
Balance December 31, 2022	127,671,756	$1,277	$189,263	$1,932,970	$(21,930)	$(1,353,270)	$748,310	$45	$748,355
Net income	—	—	—	245,849	—	—	245,849	472	246,321
Dividends declared ($0.92 per share)	—	—	—	(84,902)	—	—	(84,902)	—	(84,902)
Currency translation adjustments	—	—	—	—	12,876	—	12,876	—	12,876
Derivative financial instruments	—	—	—	—	453	—	453	—	453
Defined benefit obligations	—	—	—	—	1,038	—	1,038	—	1,038
Available-for-sale investments	—	—	—	—	100	—	100	—	100
Exercises of stock options	56,005	2	1,321	—	—	—	1,323	—	1,323
Shares placed in treasury	—	—	—	—	—	(7,592)	(7,592)	—	(7,592)
Stock-based compensation charges	337,760	2	15,894	—	—	—	15,896	—	15,896
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(567)	(567)
Balance December 31, 2023	128,065,521	$1,281	$206,478	$2,093,917	$(7,463)	$(1,360,862)	$933,351	$(50)	$933,301
Net income	—	—	—	281,941	—	—	281,941	357	282,298
Dividends declared ($0.96 per share)	—	—	—	(88,707)	—	—	(88,707)	—	(88,707)
Currency translation adjustments	—	—	—	—	(42,404)	—	(42,404)	—	(42,404)
Derivative financial instruments	—	—	—	—	(68)	—	(68)	—	(68)
Defined benefit obligations	—	—	—	—	1,684	—	1,684	—	1,684
Available-for-sale investments	—	—	—	—	40	—	40	—	40
Exercises of stock options	25,243	—	733	—	—	—	733	—	733
Shares placed in treasury	—	—	—	—	—	(27,570)	(27,570)	—	(27,570)
Stock-based compensation charges	229,531	2	21,678	—	—	—	21,680	—	21,680
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(583)	(583)
Balance December 31, 2024	128,320,295	$1,283	$228,889	$2,287,151	$(48,211)	$(1,388,432)	$1,080,680	$(276)	$1,080,404
Net income	—	—	—	328,945	—	—	328,945	916	329,861
Dividends declared ($0.96 per share)	—	—	—	(92,465)	—	—	(92,465)	—	(92,465)
Currency translation adjustments	—	—	—	—	31,715	—	31,715	—	31,715
Derivative financial instruments	—	—	—	—	(484)	—	(484)	—	(484)
Defined benefit obligations	—	—	—	—	(2,033)	—	(2,033)	—	(2,033)
Available-for-sale investments	—	—	—	—	(360)	—	(360)	—	(360)
Exercises of stock options	43,011	1	2,527	—	—	—	2,528	—	2,528
Shares placed in treasury	—	—	—	—	—	(44,511)	(44,511)	—	(44,511)
Stock-based compensation charges	357,513	4	26,068	—	—	—	26,072	—	26,072
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(115)	(115)
Purchase of capped calls related to convertible senior notes	—	—	(97,600)	—	—	—	(97,600)	—	(97,600)
Balance December 31, 2025	128,720,819	$1,288	$159,884	$2,523,631	$(19,373)	$(1,432,943)	$1,232,487	$525	$1,233,012
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net Income	$329,861	$282,298	$246,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,186	85,862	78,566
Income of investees, net of dividends	19,139	(10,598)	11,130
Losses (gains) on asset disposals and impairments - net	(4,972)	4,390	1,034
Provision for deferred taxes	49,417	19,845	(5,128)
Recognition of (gains) losses for pension and postretirement plans	(5,933)	14,147	34,087
Stock-based compensation expense	26,072	21,680	15,896
Other, net	(13,423)	(83)	(1,530)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(80,622)	(47,571)	462
Accounts payable	(23,562)	34,532	(9,025)
Retainages	(12,644)	21,514	(6,615)
Contracts in progress and advance billings on contracts	133,604	(7,155)	28,868
Income taxes	(29,626)	1,650	(4,786)
Accrued and other current liabilities	6,997	865	(9,754)
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(23,472)	881	(6,964)
Other, net	(174)	(13,829)	(8,861)
NET CASH PROVIDED BY OPERATING ACTIVITIES	479,848	408,428	363,701
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(184,557)	(153,647)	(151,286)
Acquisition of businesses	(535,147)	—	—
Purchases of securities	—	—	(2,343)
Sales and maturities of securities	3,397	—	5,996
Investments, net of return of capital, in equity method investees	(29,676)	(197)	—
Other, net	3,874	(717)	(8,009)
NET CASH USED IN INVESTING ACTIVITIES	(742,109)	(154,561)	(155,642)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short-term borrowing and long-term debt	(12,500)	—	—
Proceeds from issuance of convertible senior notes	1,250,000	—	—
Borrowings of long-term debt	1,030,000	456,000	353,100
Repayments of long-term debt	(1,280,000)	(612,250)	(434,350)
Payment of debt issuance costs	(33,494)	—	—
Purchase of capped calls related to convertible senior notes	(131,875)	—	—
Repurchases of common stock	(30,000)	(20,000)	—
Dividends paid to common shareholders	(92,467)	(88,349)	(84,974)
Cash paid for shares withheld to satisfy employee taxes	(13,624)	(7,570)	(7,592)
Settlements of forward contracts, net	6,267	19,591	3,689
Other, net	1,333	(207)	756
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	693,640	(252,785)	(169,371)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(4,746)	(2,126)	1,937
TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	426,633	(1,044)	40,625
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,571	81,615	40,990
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$507,204	$80,571	$81,615
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$65,163	$72,426	$63,216
Income taxes (net of refunds)	$47,892	$45,508	$84,478
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$12,295	$17,537	$7,105
See accompanying notes to consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the consolidated financial statements of BWX Technologies, Inc. ("BWXT") in U.S. dollars in accordance with accounting principles generally accepted in the United States ("GAAP").
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We classify assets and liabilities related to long-term contracts as current using the duration of the related contract or program as our operating cycle, which is generally longer than one year. We have recast certain amounts previously reported in our consolidated balance sheets and statements of cash flows to conform to the presentation at December 31, 2025. We present the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.
Unless the context otherwise indicates, "we," "us" and "our" mean BWXT and its consolidated subsidiaries.
Reportable Segments
We operate in two reportable segments: Government Operations and Commercial Operations. Our reportable segments are further described as follows:
•Our Government Operations segment manufactures naval nuclear reactors, including the related nuclear fuel, for the U.S. Naval Nuclear Propulsion Program for use in submarines and aircraft carriers. Through this segment, we also fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons, manufacture electro-mechanical equipment, perform design, manufacturing, inspection, assembly and testing activities and downblend Cold War-era government stockpiles of high-enriched uranium, develop capabilities related to the manufacture of high-purity depleted uranium, design advanced reactors and manufacture other advanced materials and products for commercial, military and space applications. In addition, we supply proprietary and sole-source valves, manifolds and fittings to global naval and commercial shipping customers. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. This segment also provides various other services, primarily through joint ventures, to the U.S. Government including nuclear materials management and operation, environmental management and administrative and operating services for various U.S. Government-owned facilities. These services are provided to the U.S. Department of Energy ("DOE"), including the National Nuclear Security Administration, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management, the Department of War (also known as the Department of Defense) and NASA. In addition, this segment also develops technology for advanced nuclear reactors for a variety of power and propulsion applications in the space and terrestrial domains and offers complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for these programs.
•Our Commercial Operations segment fabricates commercial nuclear steam generators, nuclear fuel, fuel handling systems, pressure vessels, reactor components, heat exchangers, tooling delivery systems and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level waste and supplies nuclear-grade materials and precisely machined components for nuclear utility customers. We supply the global nuclear industry with large, heavy components and are the only commercial heavy nuclear component manufacturer in North America. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development, electrical and controls engineering and metallurgy and materials engineering. In addition, this segment offers in-plant inspection, maintenance and modification services for nuclear steam generators, heat exchangers, reactors, fuel handling systems and balance of plant equipment, as well as specialized non-destructive examination and tooling/repair solutions. This segment also offers a broad suite of nuclear power plant lifecycle support and management services for the global industry and transmission and distribution markets. This segment also manufactures medical radioisotopes, radiopharmaceuticals and medical devices, and partners with life science and pharmaceutical companies developing new drugs.
See Note 3 and Note 15 for financial information about our segments.

Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued updates to Topic Income Taxes (hereinafter referred to as "ASU 2023-09") to provide, on an annual basis, disaggregated disclosures with respect to the reconciliation of our effective tax rate, as well as a disaggregation of income taxes paid, net of refunds received. During the year ended December 31, 2025, we adopted the provisions of this update which are included in Note 5. The adoption of these provisions had no impact on our results of operations, financial position or cash flows.
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
Under the provisions of this FASB topic, we recognize expense for all share-based awards granted on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. This topic requires compensation expense to be recognized only for those awards expected to vest. As a result, we periodically review the number of actual forfeitures and record any adjustments deemed necessary each reporting period. We also recognize excess tax benefits in our provision for income taxes. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised and other equity-classified awards.
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
Research and development activities totaled $78.2 million, $53.7 million and $53.0 million in the years ended December 31, 2025, 2024 and 2023, respectively. This includes amounts paid for by our customers of $64.4 million, $46.2 million and $45.4 million in the years ended December 31, 2025, 2024 and 2023, respectively.
Capitalization of Interest Cost
We capitalize interest in accordance with FASB Topic Interest. We incurred total interest of $69.9 million, $65.7 million and $73.6 million in the years ended December 31, 2025, 2024 and 2023, respectively, of which we capitalized $25.7 million, $26.3 million and $26.6 million in the years ended December 31, 2025, 2024 and 2023, respectively.
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
Certain jurisdictions now implement the Organization for Economic Cooperation and Development’s Pillar Two rules regarding a 15% global minimum tax effective January 1, 2024. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two it had no impact on our provision for income taxes for the year ended December 31, 2025 and we do not currently expect Pillar Two to significantly impact our provision for income taxes in the future.
On July 4, 2025, President Trump signed into law an act commonly referred to as the "One Big Beautiful Bill Act". This bill includes a number of tax provisions including extending existing provisions that were set to expire, substantive changes in international tax law rules and the repeal or phase outs of certain energy tax credits. This legislation did not result in a material impact to our results of operations, financial position or cash flows.
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
We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2025, we had restricted cash and cash equivalents totaling $7.4 million, $4.3 million of which was held for future decommissioning of facilities (which is included in Other Assets on our consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our consolidated balance sheets to the totals presented on our consolidated statements of cash flows:

	December 31,
	2025	2024
	(In thousands)
Cash and cash equivalents	$499,779	$74,109
Restricted cash and cash equivalents	3,085	2,785
Restricted cash and cash equivalents included in Other Assets	4,340	3,677
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our consolidated statements of cash flows	$507,204	$80,571
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
Inventories
We carry our inventory at the lower of cost or net realizable value using either the weighted-average or first-in, first-out methods. At December 31, 2025 and 2024, Other current assets included inventories totaling $46.5 million and $40.3 million, respectively, consisting entirely of raw materials and supplies.
Property, Plant and Equipment
We carry our property, plant and equipment at depreciated cost, less any impairment provisions. We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 40 years for buildings and three to 14 years for machinery and equipment. Our depreciation expense was $85.9 million, $72.9 million and $65.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.

Property, plant and equipment is stated at cost and is set forth below:

	December 31,
	2025	2024
	(In thousands)
Land	$54,802	$10,608
Buildings	519,901	417,189
Machinery and equipment	1,286,010	1,166,236
Property under construction	693,992	584,539
	2,554,705	2,178,572
Less: Accumulated depreciation	969,569	900,411
Property, Plant and Equipment, Net	$1,585,136	$1,278,161
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
The following summarizes the changes in the carrying amount of Goodwill:

	Government Operations	Commercial Operations	Total
	(In thousands)
Balance at December 31, 2023	$173,253	$123,767	$297,020
Translation	(199)	(9,459)	(9,658)
Balance at December 31, 2024	$173,054	$114,308	$287,362
Purchase price adjustment	74,699	130,055	204,754
Translation	1,170	7,574	8,744
Balance at December 31, 2025	$248,923	$251,937	$500,860
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

Our Intangible Assets were as follows:

	December 31,
	2025	2024	2023
	(In thousands)
Amortized intangible assets:
Gross cost:
Technical support agreement	$64,239	$61,309	$66,562
Customer relationships	191,694	55,394	57,103
Unpatented technology	39,409	37,634	40,540
CNSC class 1B nuclear facility license	24,774	23,644	25,670
Acquired backlog	15,444	13,248	13,882
Patented technology	8,744	694	755
All other	901	765	831
Total	$345,205	$192,688	$205,343
Accumulated amortization:
Technical support agreement	$(20,715)	$(17,104)	$(15,676)
Customer relationships	(36,858)	(26,029)	(23,649)
Unpatented technology	(14,352)	(11,650)	(10,345)
CNSC class 1B nuclear facility license	(8,624)	(6,337)	(6,023)
Acquired backlog	(13,680)	(9,140)	(7,116)
Patented technology	(847)	(508)	(483)
All other	(533)	(425)	(371)
Total	$(95,609)	$(71,193)	$(63,663)
Net amortized intangible assets	$249,596	$121,495	$141,680
Unamortized intangible assets:
NRC category 1 license	$43,830	$43,830	$43,830
Kinectrics trade name	$36,433	$—	$—
The following summarizes the changes in the carrying amount of Intangible Assets:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Balance at beginning of period	$165,325	$185,510	$193,612
Acquisitions (Note 2)	179,649	—	—
Amortization expense	(20,581)	(11,363)	(11,396)
Translation	5,466	(8,822)	3,294
Balance at end of period	$329,859	$165,325	$185,510

Estimated amortization expense for the next five fiscal years is as follows (amounts in thousands):

Year Ended December 31,	Amount
2026	$20,344
2027	$18,692
2028	$17,918
2029	$17,829
2030	$17,436

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
During the year ended December 31, 2025, we recognized lease expense of $10.7 million, which included $1.5 million related to the amortization of favorable lease agreements, and paid cash of $9.3 million for our operating leases. During the years ended December 31, 2024 and 2023, we recognized lease expense of $7.4 million and $7.9 million, respectively. At December 31, 2025, our weighted-average remaining lease term was 10.19 years, and for the purpose of measuring the present value of our lease liabilities, the weighted-average discount rate was 6.39%. The maturities of our lease liabilities at December 31, 2025 were as follows (amounts in thousands):

2026	$9,079
2027	$8,011
2028	$7,592
2029	$5,648
2030	$4,855
Thereafter	$23,895
Total lease payments	$59,080
Less: Interest	$(14,859)
Present value of lease liabilities (1)	$44,221
(1)Includes current lease liabilities of $8.8 million.
At December 31, 2025, our right-of-use assets totaled $65.8 million. The difference between our right-of-use assets and lease liabilities primarily resulted from favorable lease agreements related to acquisitions.
Warranty Expense
We accrue estimated warranty expense, included in Cost of operations on our consolidated statements of income, to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows. Included in Accrued liabilities – other on our consolidated balance sheets were accrued warranty expenses totaling $7.9 million and $6.8 million at December 31, 2025 and 2024, respectively.
Deferred Debt Issuance Costs
We have included deferred debt issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of our debt liability. We amortize deferred debt issuance costs as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Balance at beginning of period	$7,030	$9,078	$11,126
Additions	33,494	—	—
Interest expense (1)	(4,540)	(2,048)	(2,048)
Balance at end of period	$35,984	$7,030	$9,078

(1)Includes the recognition of prior deferred debt issuance costs associated with former debt instruments of $(1.5) million for the year ended December 31, 2025.
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

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Balance at beginning of period	$81,706	$79,541	$82,512
Costs incurred	(868)	(1,172)	(3,471)
Additions/adjustments	2,724	(3,201)	(6,512)
Accretion	2,928	7,003	6,939
Translation	206	(465)	73
Balance at end of period (1)	$86,696	$81,706	$79,541
(1)Includes current asset retirement obligations of $0.2 million, $1.1 million and $2.3 million at December 31, 2025, 2024 and 2023, respectively.
Self-Insurance
We have a wholly owned insurance subsidiary that provides employer's liability, general and automotive liability and primary workers' compensation insurance and, from time to time, builder's risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in Other Liabilities on our consolidated balance sheets were reserves for self-insurance totaling $4.6 million and $4.4 million at December 31, 2025 and 2024, respectively.
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
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	December 31,
	2025	2024
	(In thousands)
Currency translation adjustments	$(2,020)	$(33,735)
Net unrealized gain on derivative financial instruments	6	490
Unrecognized prior service cost on benefit obligations	(17,265)	(15,233)
Net unrealized (loss) gain on available-for-sale investments	(94)	267
Accumulated other comprehensive income (loss)	$(19,373)	$(48,211)

The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected consolidated statements of income line items are as follows:

	Year Ended December 31,
	2025	2024	2023
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)			Line Item Presented
Realized gain on derivative financial instruments	$51	$(96)	$(72)	Revenues
	1,284	1,075	427	Cost of operations
	1,335	979	355	Total before tax
	(339)	(245)	(91)	Provision for Income Taxes
	$996	$734	$264	Net Income
Amortization of prior service cost on benefit obligations	$(3,239)	$(3,325)	$(3,278)	Other – net
	629	344	609	Provision for Income Taxes
	$(2,610)	$(2,981)	$(2,669)	Net Income
Realized gain on investments	$380	$—	$—	Other - net
	$(80)	$—	$—	Income Taxes
	$300	$—	$—	Net Income
Total reclassification for the period	$(1,314)	$(2,247)	$(2,405)
Foreign Currency Translation
We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of Accumulated other comprehensive income (loss). We report foreign currency transaction gains and losses in income. We have included in Other – net, transaction gains (losses) of $17.7 million, $1.7 million and $1.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At December 31, 2025, we had deferred approximately $0.0 million of net gains on these derivative financial instruments. For the years ended December 31, 2025, 2024 and 2023, we recognized (gains) losses of $(19.0) million, $(38.0) million and $5.1 million, respectively, in Other – net on our consolidated statements of income associated with FX forward contracts not designated as hedging instruments.

At December 31, 2025, our derivative financial instruments consisted of FX forward contracts with a total notional value of $246.9 million with maturities extending to April 2028. These instruments consisted primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our New Credit Facility.
New Accounting and Disclosure Standards
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
In December 2025 the FASB issued updates to Topic Government Grants – Accounting for Government Grants Received by Business Entities. These updates add guidance on the recognition, measurement and presentation of government grants where entities historically were required to analogize other existing guidance to determine the appropriate accounting. The FASB largely leveraged this other guidance in these updates. The updates are effective for annual periods beginning after December 15, 2028, including interim periods within those fiscal years with early adoption permitted. We are currently evaluating the impact of the adoption of this standard.
NOTE 2 – ACQUISITIONS
Aerojet Ordnance Tennessee, Inc.
On January 3, 2025, we acquired all of the equity interests of Aerojet Ordnance Tennessee, Inc. ("A.O.T"), a subsidiary of L3Harris Technologies, Inc. for approximately $101.1 million, subject to certain working capital adjustments, which reflected a $2.2 million reduction in the initial purchase price. A.O.T is a leading provider of advanced special materials which will further enhance our capabilities to develop and manufacture advanced materials and products for commercial, military and space applications. A.O.T. is reported as part of our Government Operations segment.
Our purchase price allocation resulted in the recognition of $75.0 million of goodwill, $27.0 million of intangible assets, and $12.7 million of property, plant and equipment. This purchase price allocation reflects a $15.0 million increase to Goodwill, primarily related to a revision to our valuation of contract assets and liabilities identified during the three months ended December 31, 2025. As of December 31, 2025, we completed the determination of fair values of the acquired assets and liabilities assumed.
The intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
Customer Relationships	$25,400	6 years
Backlog	$1,600	1 year

Kinectrics Inc.
On May 20, 2025, we acquired all of the equity interests in Kinectrics Holdings, Inc., the parent company of Kinectrics Inc. ("Kinectrics") for approximately CAD $782.7 million subject to certain working capital and other adjustments. This resulted in purchase consideration of CAD $614.5 million ($440.6 million U.S. dollar equivalent), which is net of assumed pension liabilities, other postretirement benefit obligations and indebtedness.
Kinectrics is a leader in providing lifecycle management services for the global nuclear power, transmission and distribution markets and in the production and supply of isotopes for the radiopharmaceutical industry and employs over 1,300 employees located across 20 sites worldwide. Kinectrics is reported as part of our Commercial Operations segment.
The fair value assessment of the Kinectrics acquisition is in process as of the filing date of this Form 10-K. The amounts allocated to the assets acquired and liabilities assumed have been determined by management, using estimates of fair value based on information currently available and on current assumptions of future operations. These fair values are subject to change upon the completion of purchase accounting, the impact of which may be material.
The estimates of fair value resulted in the recognition of $175.0 million of property, plant and equipment, $130.1 million of goodwill, $151.3 million of intangible assets, $39.5 million of investments in unconsolidated affiliates and $25.4 million of net working capital, net of acquired pension liabilities and other postretirement benefit obligations totaling $90.3 million. This purchase price allocation reflects a $18.2 million reduction to goodwill related to the finalization of tax elections made during the three months ended December 31, 2025.
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
Disaggregated Revenues
We allocate geographic revenues based on the location of the customers' operations. Revenues by geographic area and customer type were as follows:

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$2,199,677	$321	$2,199,998	$2,068,239	$—	$2,068,239	$1,884,671	$—	$1,884,671
Non-Government	123,931	107,395	231,326	86,012	75,954	161,966	123,604	57,654	181,258
	$2,323,608	$107,716	$2,431,324	$2,154,251	$75,954	$2,230,205	$2,008,275	$57,654	$2,065,929
Canada:
Government	$3,619	$—	$3,619	$127	$—	$127	$245	$—	$245
Non-Government	126	684,864	684,990	747	430,385	431,132	778	389,234	390,012
	$3,745	$684,864	$688,609	$874	$430,385	$431,259	$1,023	$389,234	$390,257
Other:
Government	$15,731	$—	$15,731	$12,165	$—	$12,165	$10,016	$—	$10,016
Non-Government	7,006	60,490	67,496	15,750	17,633	33,383	12,023	19,456	31,479
	$22,737	$60,490	$83,227	$27,915	$17,633	$45,548	$22,039	$19,456	$41,495
Segment Revenues	$2,350,090	$853,070	3,203,160	$2,183,040	$523,972	2,707,012	$2,031,337	$466,344	2,497,681
Eliminations			(4,735)			(3,358)			(1,372)
Revenues			$3,198,425			$2,703,654			$2,496,309
Revenues by timing of transfer of goods or services were as follows:

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$2,337,024	$721,089	$3,058,113	$2,175,010	$439,504	$2,614,514	$2,012,949	$392,060	$2,405,009
Point-in-time	13,066	131,981	145,047	8,030	84,468	92,498	18,388	74,284	92,672
Segment Revenues	$2,350,090	$853,070	3,203,160	$2,183,040	$523,972	2,707,012	$2,031,337	$466,344	2,497,681
Eliminations			(4,735)			(3,358)			(1,372)
Revenues			$3,198,425			$2,703,654			$2,496,309

Revenues by contract type were as follows:

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$894,366	$10,334	$904,700	$1,173,728	$17,379	$1,191,107	$1,218,516	$11,119	$1,229,635
Firm-Fixed-Price	1,042,344	539,702	1,582,046	590,884	315,061	905,945	469,138	312,236	781,374
Cost-Plus Fee	412,701	7,817	420,518	388,116	—	388,116	337,598	—	337,598
Time-and-Materials	679	295,217	295,896	30,312	191,532	221,844	6,085	142,989	149,074
Segment Revenues	$2,350,090	$853,070	3,203,160	$2,183,040	$523,972	2,707,012	$2,031,337	$466,344	2,497,681
Eliminations			(4,735)			(3,358)			(1,372)
Revenues			$3,198,425			$2,703,654			$2,496,309
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

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Revenues	$5,544	$37,908	$24,728
Operating Income (1)	$4,318	$36,770	$24,813
(1)During the year ended December 31, 2025, our Government Operations segment results were favorably impacted by material contract adjustments related to a nuclear operations contract. The material adjustments resulted in an increase in revenue and operating income of $29.4 million during the year ended December 31, 2025.
During the year ended December 31, 2024, no adjustments to any one contract had a material impact on our consolidated financial statements.
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

Contract Assets and Liabilities
We include revenues and related costs incurred, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in Contracts in progress. Costs specific to certain contracts for which we recognize revenue at a point in time are also included in Contracts in progress. We include in Advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized over time. In accordance with contract terms, certain amounts that are withheld by our customers and are classified within Retainages. Certain of these amounts require conditions other than the passage of time to be achieved, with the remaining amounts only requiring the passage of time. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled receivables. Changes in Contracts in progress and Advance billings on contracts are primarily driven by differences in the timing of revenue recognition and billings to our customers. During the year ended December 31, 2025, our unbilled receivables increased $35.3 million primarily as a result of decreases in cost in excess of billings on our fixed-price incentive fee contracts and the timing of milestone billings on certain firm-fixed-price contracts within our Government Operations segment, partially offset by increases due to the timing of milestone billings on firm-fixed-price contracts within our Commercial Operations segments. During the year ended December 31, 2025, our Advance billings on contracts increased $144.0 million primarily as a result of revenue recognized in excess of billings on certain firm-fixed-price contracts within our Government Operations segment. Certain contracts within our Government Operations segment include provisions that result in an increase in retainages on contracts during the first and third quarters of the year, with larger payments made during the second and fourth quarters. Retainages also vary as a result of timing differences between incurring costs and achieving milestones that allow us to recover these amounts.

	December 31,	December 31,
	2025	2024
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$594,749	$559,415
Retainages	$46,311	$33,667
Advance billings on contracts	$305,285	$161,290
During the years ended December 31, 2025 and 2024, we recognized $150.5 million and $87.0 million of revenue that was in Advance billings on contracts at the beginning of each year, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. Our backlog is equal to our remaining performance obligations under contracts that meet the criteria in FASB Topic Revenue from Contracts with Customers. At December 31, 2025, our ending backlog was $7,260.7 million, which included $2,151.3 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 40% of the revenue associated with our backlog by the end of 2026, with the remainder to be recognized thereafter.
NOTE 4 – EQUITY METHOD INVESTMENTS
We have investments in entities that we account for using the equity method. Our share of the undistributed earnings of our equity method investees was $29.1 million and $40.4 million at December 31, 2025 and 2024, respectively. These amounts are included in Investments in Unconsolidated Affiliates on our consolidated balance sheets.
The following tables summarize combined balance sheet and income statement information for investments accounted for under the equity method:

	December 31,
	2025	2024
	(In thousands)
Current assets	$691,481	$567,185
Noncurrent assets	66	1,302
Total Assets	$691,547	$568,487
Total Liabilities	$389,212	$285,225
Owners' equity	302,335	283,262
Total Liabilities and Owners' Equity	$691,547	$568,487

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Revenues	$6,564,442	$5,864,628	$5,334,822
Gross profit	$231,036	$198,616	$185,345
Net income	$231,036	$195,256	$181,981
Reimbursable costs recorded in revenues by the unconsolidated joint ventures in our Government Operations segment totaled $7,164.1 million, $5,495.9 million and $5,126.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Income taxes for the investees are the responsibility of the respective owners. Accordingly, no provision for income taxes has been recorded by the investees.
Reconciliations of net income per combined income statement information of our investees to equity in income of investees per our consolidated statements of income are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Equity income based on stated ownership percentages	$67,148	$55,967	$50,595
GAAP and other adjustments	7,763	(36)	212
Equity in income of investees	$74,911	$55,931	$50,807
Our transactions with unconsolidated affiliates were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Sales to	$21,951	$23,068	$18,530
Dividends received	$94,265	$45,333	$61,937
Capital contributions, net of returns	$29,677	$197	$—
At December 31, 2025 and 2024, Accounts receivable – other included amounts due from unconsolidated affiliates of $3.7 million and $0.0 million, respectively.
NOTE 5 – INCOME TAXES
We are subject to federal income tax in the U.S., Canada, and various other jurisdictions., as well as income tax within multiple U.S. state jurisdictions. We provide for income taxes based on the enacted tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to nominal rates and with respect to the basis on which these rates are applied. This variation, along with the changes in our mix of income within these jurisdictions, can contribute to shifts in our effective tax rate from period to period.

We are currently under audit by various state and international authorities. We do not have any returns under examination for years prior to 2020.
Certain jurisdictions now implement the Organization for Economic Cooperation and Development's (OECD) Pillar Two rules regarding a global minimum tax. As of December 31, 2025, these new rules have not impacted our provision for income taxes.
We apply the provisions of FASB Topic Income Taxes regarding the treatment of uncertain tax positions. A reconciliation of unrecognized tax benefits (exclusive of interest and federal and state benefits) is as follows:

	Year Ended December 31,
	2025	2024
	(In thousands)
Balance at beginning of period (1)	$21,148	$—
Increases based on tax positions taken in the current year	1,920	2,121
Increases based on tax positions taken in prior years	—	19,027
Decreases based on tax positions taken in prior years	(8,005)	—
Decreases due to settlements with tax authorities	—	—
Decreases due to lapse of applicable statute of limitation	—	—
Other, net	—	—
Balance at end of period	$15,063	$21,148
The unrecognized tax benefits balance of $15.1 million at December 31, 2025 would reduce our effective tax rate if recognized.
Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Pension liability	$16,616	$17,359
Accrued warranty expense	1,829	1,570
Capitalized Section 174 expenditures	57,870	64,775
Accrued vacation pay	2,721	2,434
Accrued liabilities for executive and employee incentive compensation	22,834	18,736
Environmental and products liabilities	21,220	20,945
Lease liabilities	5,136	5,055
Investments in joint ventures and affiliated companies	3,065	2,746
Convertible debt premium	34,275	—
U.S. federal tax credits and loss carryforward	3,399	3,071
U.S. state tax credits and loss carryforward	11,545	10,119
Foreign tax credit and loss carryforward	19,820	23,394
Other	1,145	1,692
Gross deferred tax assets	201,475	171,896
Valuation allowance for deferred tax assets	(14,939)	(17,039)
Total deferred tax assets	186,536	154,857
Deferred tax liabilities:
Property, plant and equipment	105,046	88,090
Long-term contracts	24,937	54,714
Right-of-use lease assets	10,947	10,590
Accrued liabilities for self-insurance (including postretirement health care benefits)	502	826
Intangibles	58,033	19,589
Total deferred tax liabilities	199,465	173,809
Net deferred tax liabilities	$(12,929)	$(18,952)
The components of Income before Provision for Income Taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
U.S.	$295,117	$301,018	$282,459
Other than U.S.	103,003	47,702	38,941
Income before Provision for Income Taxes	$398,120	$348,720	$321,400

The components of Provision for Income Taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Current:
U.S. – federal	$40,026	$36,553	$69,254
U.S. – state and local	2,683	2,005	4,255
Other than U.S.	10,408	8,019	6,698
Total current	53,117	46,577	80,207
Deferred:
U.S. – federal	8,789	15,439	(8,968)
U.S. – state and local	(122)	2,648	(376)
Other than U.S.	6,475	1,758	4,216
Total deferred	15,142	19,845	(5,128)
Provision for Income Taxes	$68,259	$66,422	$75,079
The following is a reconciliation of our income tax provision from the U.S. statutory federal tax rate to our consolidated effective tax rate for the year ended December 31, 2025, updated to reflect the adoption of ASU 2023-09:

	Year Ended December 31,
	2025
	(In thousands)
Income before provision for income taxes	$398,120
U.S. federal statutory tax rate	83,605	21.0%
State and local income taxes, net of Federal income tax effects (1)	2,561	0.6%
Foreign tax effects
Canada - capital loss realization	(3,654)	(0.9)%
Other	(943)	(0.2)%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws	2,574	0.6%
Tax credits
U.S. research and development tax credit	(5,761)	(1.4)%
Nontaxable or nondeductible items	(1,051)	(0.3)%
Changes in unrecognized tax benefits	(7,934)	(2.0)%
Other adjustments	(1,138)	(0.3)%
Effective tax rate	$68,259	17.1%
(1)State taxes in Virginia, Tennessee, Ohio, California and New Mexico made up greater than 50% of the tax effect in this category.
The following is a reconciliation of our income tax provision from the U.S. statutory federal tax rate to our consolidated effective tax rate as previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State and local income taxes	1.3%	1.2%
Research and development tax credit	(4.0)%	—%
Excess tax deductions on equity compensation	(0.5)%	(0.3)%
Other, net	1.2%	1.5%
Effective tax rate	19.0%	23.4%

The effective tax rate benefit related to research and development tax credits is presented net of reserves for uncertain tax positions and includes credits corresponding to current year activities, as well as credits corresponding to activities in the prior reporting period.
The amounts of cash taxes paid by the Company are as follows:

Year Ended December 31,	2025
U.S. – federal	$30,359
U.S. – state	3,805
Canada	13,618
Other	110
Income taxes, net of amounts refunded	$47,892
At December 31, 2025, we had a valuation allowance of $14.9 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences, our estimate of future taxable income and potential tax planning. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.
The following is an analysis of our valuation allowance for deferred tax assets:

	Beginning Balance	Charges To Costs and Expenses	Charged To Other Accounts	Ending Balance
	(In thousands)
Year Ended December 31, 2025	$(17,039)	$5,498	$(3,398)	$(14,939)
Year Ended December 31, 2024	$(17,421)	$382	$—	$(17,039)
Year Ended December 31, 2023	$(13,022)	$(4,399)	$—	$(17,421)
We have federal net operating losses of $3.4 million available to offset future taxable income. The federal net operating losses have an indefinite carryforward period. We are carrying a full valuation allowance of $3.4 million against the deferred tax asset related to these federal net operating loss carryforwards.
We have state credits and state net operating losses of $14.6 million ($11.5 million net of federal tax benefit) available to offset future taxable income in various states. These state net operating loss carryforwards begin to expire in 2026. We are carrying a full valuation allowance of $14.6 million ($11.5 million net of federal tax benefit) against the deferred tax asset related to the state credits and state loss carryforwards.
We would be subject to withholding taxes if we were to distribute earnings from certain foreign subsidiaries. All of our foreign earnings are considered indefinitely reinvested. Determination of the amount of unrecognized deferred taxes related to these undistributed earnings is not practicable.

NOTE 6 – LONG-TERM DEBT
Our Long-Term Debt consists of the following:

	December 31,
	2025	2024
	(In thousands)
Debt Instruments:
Convertible Debt	$1,250,000	$—
Senior Notes	800,000	800,000
Credit Facility	—	262,500
Other Debt	1,967	—
Less: Amounts due within one year	—	12,500
Long-Term Debt, gross	2,051,967	1,050,000
Less: Deferred debt issuance costs	35,984	7,030
Long-Term Debt	$2,015,983	$1,042,970
Maturities of Long-Term Debt subsequent to December 31, 2025 are as follows: 2026 – $0.0 million; 2027 – $0.0 million; 2028 – $400.0 million; 2029 – $400.0 million and 2030 and thereafter– $1.25 billion.
New Credit Facility
On November 10, 2025, we entered into a second Amended and Restated Credit Agreement (the "New Credit Facility") with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, which amended and restated our then-existing secured credit facility (the "Former Credit Facility"), which consisted of a $750 million senior secured revolving credit facility (the "Revolving Credit Facility") and a $250 million senior secured term A loan (the "Term Loan"). The Revolving Credit Facility and the Term Loan were repaid, in their entirety, with the proceeds from the 2030 Notes as discussed below. The New Credit Facility includes a $1.25 billion senior secured revolving credit facility. The proceeds of loans under the New Credit Facility are available for working capital needs, permitted acquisitions and other general corporate purposes.
The New Credit Facility is scheduled to mature on November 10, 2030, subject to an early maturity trigger if on any date the aggregate outstanding principal amount of unsecured indebtedness due within 91 days thereof is in excess of 100% of EBITDA, as defined in the New Credit Facility, for the last four full fiscal quarters. However, this early maturity trigger will not apply if (1) the total Net Leverage Ratio is less than or equal to 2.00 to 1.00 or (2) liquidity is at least 125% of such outstanding unsecured indebtedness. The Company’s obligations under the New Credit Facility are guaranteed by the same guarantors that guarantee the 2030 Notes. The New Credit Facility is secured by first-priority liens on certain assets owned by the Company and the guarantors (other than its subsidiaries comprising a portion of its Government Operations segment), provided such liens may be released if the Company obtains investment grade ratings of at least BBB- from S&P or Baa3 from Moody's and no default or event of default exists.
The New Credit Facility allows for additional parties to become lenders and, subject to certain conditions, for the increase of the commitments under the New Credit Facility, subject to an aggregate maximum for all additional commitments of (1) the greater of (a) $600 million and (b) 100% of EBITDA, as defined in the New Credit Facility, for the last four full fiscal quarters, plus (2) additional amounts provided the Company is in compliance with a pro forma first lien leverage ratio test 3.00 to 1.00 or less.
Outstanding loans under the New Credit Facility bear interest at our option at either (i) the Term SOFR rate plus a margin ranging from 1.00% to 1.75% per year or (ii) the base rate (the highest of (x) the administrative agent's prime rate, (y) the Federal Funds rate plus 0.50% and (z) the Term SOFR rate for a one-month tenor plus 1.00%) plus a margin ranging from 0.0% to 0.75% per year. In addition, the Company will be charged (1) a commitment fee of between 0.15% and 0.225% per year on the unused portion of the New Credit Facility, (2) a letter of credit fee of between 1.00% and 1.75% per year with respect to the amount of each financial letter of credit issued under the New Credit Facility, and (3) a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit or commercial letter of credit issued under the New Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on the Company's consolidated total net leverage ratio.

The Company may prepay all loans under the New Credit Facility at any time without premium or penalty (other than customary Term SOFR rate breakage costs), subject to notice requirements.
The New Credit Facility contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum consolidated total net leverage ratio and a minimum consolidated interest coverage ratio. If any event of default relating to bankruptcy or other insolvency events occurs with respect to the Company, the lenders’ commitments under the New Credit Facility will automatically terminate and all outstanding obligations under the New Credit Facility will immediately become due and payable. If any other event of default occurs, the lenders will be permitted to terminate their commitments under the New Credit Facility, accelerate all outstanding obligations under the New Credit Facility and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. Based on the total net leverage ratio applicable at December 31, 2025, the margin for Term SOFR and base rate loans was 1.50% and 0.50%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.50% and 0.90%, respectively, and the commitment fee for the unused portion of the New Credit Facility was 0.20%.
The New Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the New Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of December 31, 2025, we were in compliance with all covenants set forth in the New Credit Facility.
As of December 31, 2025, letters of credit issued under the New Credit Facility totaled $1.4 million and we had no outstanding borrowings and had $1,248.6 million available under the New Credit Facility for borrowings and to meet letter of credit requirements.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of December 31, 2025, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
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
We may redeem the Senior Notes due 2029, in whole or in part, at any time on or after April 15, 2025 at a redemption price equal to (i) 101.031% of the principal amount to be redeemed if the redemption occurs during the 12-month period beginning on April 15, 2025 and (ii) 100.0% of the principal amount to be redeemed if the redemption occurs on or after April 15, 2026, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of December 31, 2025, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
2030 Notes and Capped Call Transactions
2030 Notes
In November 2025, the Company issued $1.25 billion aggregate principal amount of 0% Convertible Senior Notes due 2030 (the "2030 Notes"), including the exercise in full of the initial purchasers' option to purchase up to an additional $150.0 million principal amount of the 2030 Notes. The 2030 Notes were issued pursuant to an Indenture, dated November 19, 2025 (the "Indenture"), among the Company, certain of our subsidiaries, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes are guaranteed by each of the Company's present and future direct and indirect wholly owned domestic subsidiaries that guarantee its existing and future capital markets indebtedness.
The conversion rate for the 2030 Notes will initially be 3.8094 shares of common stock per $1,000 principal amount of the 2030 Notes, which is equivalent to an initial conversion price of approximately $262.51 per share of common stock. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company will settle conversions by paying cash up to the aggregate principal amount of the 2030 Notes to be converted and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the 2030 Notes being converted, based on the applicable conversion rate(s).
The 2030 Notes will mature on November 1, 2030, unless earlier converted, redeemed or repurchased. The 2030 Notes will not bear regular interest, and the principal amount of the 2030 Notes will not accrete. However, special interest and additional interest, if any, may accrue on the 2030 Notes at a combined rate per annum not exceeding 0.50% upon the occurrence of certain events as described in the Indenture.
The Company may not redeem the 2030 Notes at its option before November 6, 2028. The Company will have the option to redeem the 2030 Notes, in whole or in part (subject to the partial redemption limitation described below), at any time, and from time to time, on or after November 6, 2028 and before the 26th Scheduled Trading Day (as defined in the Indenture) immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the redemption date, but only if certain conditions are met.
On or after August 1, 2030, until the close of business on the second Scheduled Trading Day (as defined in the Indenture) immediately before the maturity date, the 2030 Notes will be convertible at the option of the noteholders at any time.
Before August 1, 2030, noteholders will have the right to convert their 2030 Notes only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on March 31, 2026, if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter; (2) during the five consecutive business days immediately after any ten consecutive trading day period if the trading price per $1,000 principal amount of 2030 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on each Trading Day; (3) upon the occurrence of specified corporate events or distributions on the common stock as set forth in the Indenture; or (4) if the Company calls the 2030 Notes for redemption.

If the Company undergoes a Fundamental Change (as defined in the Indenture), then, subject to certain exceptions, noteholders may require the Company to repurchase their 2030 Notes in whole or in part for cash at a price equal to the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the Fundamental Change Repurchase Date (as defined in the Indenture). The definition of Fundamental Change includes, among other things, certain business combination transactions involving the Company and certain de-listing events with respect to the common stock.
Capped Call Transactions
In connection with the pricing of the 2030 Notes and the exercise by the initial purchasers of their option in full to purchase additional 2030 Notes, respectively, the Company paid $131.9 million to enter into privately negotiated capped call transactions (the “Capped Call Transactions”) with affiliates of certain of the initial purchasers and certain other financial institutions (the “Option Counterparties”). The Capped Call Transactions have an expiration date of November 1, 2030 but may be redeemed earlier, subject to certain conditions.
The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2030 Notes, the number of shares of common stock initially underlying the 2030 Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to the holders of common stock upon any conversion of the 2030 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2030 Notes, as the case may be, with such reduction and or offset subject to a cap. The cap price of the Capped Call Transactions will initially be $396.24 per share of common stock, which represents a premium of 100% over the last reported sale price of the common stock of $198.12 per share on November 5, 2025, and is subject to certain adjustments under the terms of the Capped Call Transactions.
The Capped Call Transactions are separate transactions (in each case entered into by the Company with the Option Counterparties), are not part of the terms of the 2030 Notes and will not change the holders’ rights under the 2030 Notes. Holders will not have any rights with respect to the Capped Call Transactions. The Capped Call Transactions qualify for a scope exception from derivative accounting for instruments that are both indexed to the issuer's own stock and classified in stockholders' equity on our consolidated balance sheets.
The 2030 Notes and the Capped Call Transactions have been integrated for tax purposes. The impact of this tax treatment results in the Capped Call Transactions being deductible with the cost of the Capped Call Transactions qualifying as original issue discount for tax purposes over the term of the 2030 Notes.
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize surety bond facilities to support such obligations, but the issuance of surety bonds under those facilities is typically at the surety's discretion, and the surety bond facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bond capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these surety bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of December 31, 2025, surety bonds issued and outstanding under these arrangements totaled approximately $363.0 million.
Similarly, we have provided letters of credit and bank guarantees to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our New Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit and bank guarantees under our bilateral letter of credit facility is at the issuer's discretion, and our bilateral letter of credit facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our New Credit Facility. On May 14, 2025 we amended our bilateral letter of credit facility to increase the maximum aggregate amount to $75 million. Although there can be no assurance that we will maintain our bilateral letter of credit capacity, we believe our current capacity, together with capacity under our New Credit Facility, is adequate to support our existing requirements for the next 12 months. As of December 31, 2025, letters of credit and bank guarantees issued and outstanding under our bilateral letter of credit facility totaled approximately $48.7 million, and such letters of credit and bank guarantees are secured by the collateral under our New Credit Facility.

NOTE 7 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We have historically provided defined benefit retirement benefits, primarily through noncontributory pension plans, for most of our regular employees. Certain of our subsidiaries have made other benefits available to certain groups of employees, including postretirement health care and life insurance benefits. As of 2021, for salaried employees, all major U.S. and Canadian defined benefit retirement plans have been closed to new entrants, and benefit accruals have ceased. For hourly employees, certain defined benefit retirement plans have been closed to new entrants. On May 20, 2025, we completed the acquisition of Kinectrics, inclusive of the Kinectrics Inc. Pension Plan. Through the Kinectrics Inc. Pension Plan, Kinectrics employees are eligible for membership in the plan after completion of three months of continuous service and it is the Company's only defined benefit plan that is open to new participants.
Our funding policy is to fund the plans as recommended by the respective plan actuaries and in accordance with the Employee Retirement Income Security Act of 1974, as amended, or other applicable law including the Pension Benefits Act of the Province of Ontario. Assuming we continue as a government contractor, our contractual arrangements with the U.S. Government provide for the recovery of contributions to our pension and other postretirement benefit plans covering employees working primarily in our Government Operations segment.
Obligations and Funded Status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2025	2024	2025	2024
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$892,914	$954,369	$43,076	$43,316
Service cost	13,156	7,523	1,990	384
Interest cost	58,820	45,513	3,948	2,012
Plan participants' contributions	5,340	156	473	396
Amendments	4,642	1,307	—	—
Acquisitions	453,635	—	61,915	—
Settlements	—	—	(4,860)	—
Actuarial loss (gain)	36,707	(50,535)	2,307	835
Foreign currency exchange rate changes	2,028	(2,814)	435	(1,054)
Benefits paid	(75,571)	(62,605)	(4,313)	(2,813)
Benefit obligation at end of period	$1,391,671	$892,914	$104,971	$43,076
Change in plan assets:
Fair value of plan assets at beginning of period	$818,153	$878,942	$47,506	$47,453
Actual return on plan assets	96,974	271	2,498	1,661
Plan participants' contributions	5,340	156	237	121
Company contributions	32,878	4,611	5,617	1,048
Settlements	—	—	(4,860)	—
Acquisitions	421,730	—	—	—
Foreign currency exchange rate changes	23,586	(3,222)	(131)	—
Benefits paid	(75,571)	(62,605)	(4,399)	(2,777)
Fair value of plan assets at the end of period	1,323,090	818,153	46,468	47,506
Funded status	$(68,581)	$(74,761)	$(58,503)	$4,430
Amounts recognized in the balance sheet consist of:
Prepaid postretirement benefit obligation	$—	$—	$19,629	$22,880
Prepaid pension	12,546	10,663	—	—
Prepaid (accrued) employee benefits	(2,960)	(2,822)	328	(1,935)
Accumulated postretirement benefit obligation		—	(78,460)	(16,515)
Pension liability	(78,167)	(82,602)		—
Accrued benefit liability, net	$(68,581)	$(74,761)	$(58,503)	$4,430
Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost (credit)	$18,806	$17,301	$2,578	$2,666
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$1,370,088	$872,933	N/A	N/A
Accumulated benefit obligation	$1,299,983	$871,892	$77,034	$16,658
Fair value of plan assets	$1,290,027	$787,514	$—	$107
Plans with plan assets in excess of accumulated benefit obligation:
Projected benefit obligation	$21,584	$19,974	N/A	N/A
Accumulated benefit obligation	$21,584	$19,974	$27,937	$26,418
Fair value of plan assets	$33,063	$30,638	$46,468	$47,399

We record the service cost component of net periodic benefit cost within Operating income on our consolidated statements of income. For the years ended December 31, 2025, 2024 and 2023, these amounts were $15.1 million, $7.9 million and $7.9 million, respectively. All other components of net periodic benefit cost are included in Other – net on our consolidated statements of income. For the years ended December 31, 2025, 2024 and 2023, these amounts were $(15.2) million, $(0.8) million and $20.9 million, respectively. Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits Year Ended December 31,			Other Benefits Year Ended December 31,
	2025	2024	2023	2025	2024	2023
	(In thousands)
Components of net periodic benefit cost:
Service cost	$13,156	$7,523	$7,515	$1,990	$384	$338
Interest cost	58,820	45,513	47,638	3,948	2,012	2,139
Expected return on plan assets	(72,745)	(60,291)	(60,437)	(1,945)	(1,948)	(2,536)
Amortization of prior service cost	3,152	3,280	3,238	88	45	40
Recognized net actuarial loss (gain)	(8,362)	9,485	31,755	1,811	1,122	(946)
Net periodic benefit cost (income)	$(5,979)	$5,510	$29,709	$5,892	$1,615	$(965)
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
Recognized net actuarial losses (gains) consist primarily of our reported actuarial losses (gains), settlements, and the differences between the actual returns on plan assets and the expected returns on plan assets. The benefit obligation of our pension plans as of December 31, 2025 and 2024 increased (decreased) by $13.8 million and $(49.0) million, respectively, due to changes in the discount rate.
Additional Information

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2025	2024	2025	2024
	(In thousands)
Decrease in accumulated other comprehensive income due to actuarial losses – before taxes	$(3,147)	$(1,307)	$(88)	$—
In the current fiscal year, we have recognized expense in other comprehensive income as a component of net periodic benefit cost of approximately $3.2 million and $0.1 million for our pension benefits and other benefits, respectively.

Assumptions

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Weighted-average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	5.30%	5.62%	5.09%	5.33%

	Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate to determine interest cost	5.27%	4.88%	5.26%	4.99%	4.84%	5.23%
Expected return on plan assets	6.89%	7.13%	7.13%	4.23%	4.20%	5.67%
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

	2025	2024
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	9.00%	7.50%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2038	2037
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
The assets of the domestic pension plans are commingled for investment purposes and held by the trustee in the BWXT Master Trust (the "Master Trust"). For the years ended December 31, 2025 and 2024, the investment returns on domestic plan assets of the Master Trust (net of deductions for management fees) were approximately 10% and 0%, respectively.
The following is a summary of the asset allocations for the Master Trust at December 31, 2025 and 2024 by asset category:

	December 31,
	2025	2024
Asset Category:
U.S. Government Securities	38%	33%
Commingled and Mutual Funds	4%	27%
Real Estate	14%	14%
Diversified Credit	13%	14%
Fixed Income (excluding U.S. Government Securities)	7%	6%
Partnerships with Security Holdings	1%	2%
Cash and Accrued Items	23%	4%
Total	100%	100%
The target allocation for 2026 for the domestic plans, by asset class, is as follows:

Asset Class:
Fixed Income	56%
Equities	33%
Other	11%
Foreign Plans
We sponsor the following foreign defined benefit plans, both of which are in Canada:
•BWXT Canada Ltd. Bargaining Unit Employees' Pension Plan; and
•Kinectrics Inc. Pension Plan.
The assets of the foreign plans are maintained in separate trusts. The following is a summary of the asset allocations of the foreign plans at December 31, 2025 and 2024 by asset category:

	December 31,
	2025	2024
Asset Category:
Fixed Income	29%	60%
Commingled and Mutual Funds	49%	37%
Cash and Other	22%	3%
Total	100%	100%

The target allocation for 2026 for the foreign plans, by asset class, is as follows:

Asset Class:
Fixed Income	65%
Equities	35%
Fair Value
See Note 14 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total assets for our plans measured at fair value at December 31, 2025:

	12/31/2025	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Pension and Other Benefits:
U.S. Government Securities	$187,854	$187,854	$—	$—	$—
Commingled and Mutual Funds	280,517	10,709	—	—	269,808
Real Estate	125,031	—	—	—	125,031
Diversified Credit	105,421	—	—	—	105,421
Fixed Income	514,772	317,608	—	—	197,164
Partnerships with Security Holdings	99,933	—	—	—	99,933
Cash, Cash Equivalents and Accrued Items (1)	56,030	—	—	—	56,030
Total Assets	$1,369,558	$516,171	$—	$—	$853,387
(1)Includes items that are not required to be categorized in the fair value hierarchy in order to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented in the Obligations and Funded Status table.
The following is a summary of total assets for our plans measured at fair value at December 31, 2024:

	12/31/2024	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Pension and Other Benefits:
U.S. Government Securities	$261,008	$261,008	$—	$—	$—
Commingled and Mutual Funds	231,292	42,909	—	—	188,383
Fixed Income	107,287	36,277	—	—	71,010
Diversified Credit	111,003	—	—	—	111,003
Real Estate	110,223	—	—	—	110,223
Partnerships with Security Holdings	14,348	—	—	—	14,348
Cash, Cash Equivalents and Accrued Items (1)	30,391	—	—	—	30,391
Total Assets	$865,552	$340,194	$—	$—	$525,358
(1)Includes items that are not required to be categorized in the fair value hierarchy in order to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented in the Obligations and Funded Status table.

Cash Flows

	Domestic Plans		Foreign Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2026	$2,700	$288	$10,842	$2,379
Expected benefit payments:
2026	$66,070	$2,241	$20,481	$2,379
2027	$66,960	$2,280	$21,555	$2,631
2028	$67,484	$2,311	$22,918	$2,836
2029	$67,623	$2,336	$24,044	$3,038
2030	$67,523	$2,380	$24,977	$3,200
2031-2035	$328,954	$11,597	$142,363	$19,466
Defined Contribution Plans
We also provide benefits under the BWXT Retirement Savings Plan (The "Thrift Plan"). The Thrift Plan generally provides for matching employer contributions of 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three of service or upon retirement, death, lay-off or approved disability. These matching employer contributions are made in cash and invested at the employees' discretion. We also provide service-based cash contributions under the Thrift Plan to employees not accruing benefits under our defined benefit plans. One of our foreign plans includes a defined contribution component whereby we make cash, service-based contributions. Amounts charged to expense for employer contributions under our defined contribution plans totaled approximately $43.0 million, $47.4 million and $41.5 million in the years ended December 31, 2025, 2024 and 2023, respectively.
NOTE 8 – CAPITAL STOCK
On April 30, 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $500 million with no expiration date.
In the year ended December 31, 2025, repurchased 289,473 shares of our common stock from public market transactions for $30 million. In the year ended December 31, 2024, we repurchased 249,442 shares of our common stock from public market transactions for $20.0 million. In the year ended December 31, 2023, we did not repurchase any shares of our common stock from public market transactions. As of December 31, 2025, we had approximately $347.6 million available to us for share repurchase under the $500 million authorization described above.
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

At December 31, 2025, we had a total of 2,488,351 shares of our common stock available for future awards. In the event of a change in control of the Company, the terms of the awards under the 2020 Plan contain provisions that may cause restrictions to lapse and accelerate the vesting of awards.
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
Stock-based compensation expense for all of our plans recognized for the years ended December 31, 2025, 2024 and 2023 totaled $26.4 million, $21.8 million and $16.2 million, respectively, with associated tax benefit totaling $4.9 million, $3.6 million and $2.6 million, respectively.
As of December 31, 2025, unrecognized estimated compensation expense related to nonvested awards was $22.5 million, which is expected to be recognized over a weighted-average period of 1.7 years.
Stock Options
The following table summarizes activity for our stock options for the year ended December 31, 2025 (share data in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of period	250	$74.94
Granted	240	$108.65
Exercised	(43)	$58.73
Cancelled/expired/forfeited	(20)	$99.00
Outstanding at end of period	427	$94.40	8.5	$33.6
Exercisable at end of period	95	$71.50	7.3	$9.6
The aggregate intrinsic value included in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2025. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.
During the years ended December 31, 2025, 2024 and 2023, the total intrinsic value of stock options exercised was $4.3 million, $1.7 million and $2.8 million, respectively. The actual tax benefits realized related to the stock options exercised during the year ended December 31, 2025 totaled $0.9 million.
Restricted Stock Units
Nonvested restricted stock units as of December 31, 2025 and changes during the year ended December 31, 2025 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	160	$71.80
Granted	82	$111.86
Vested	(99)	$65.88
Cancelled/forfeited	(15)	$83.48
Nonvested at end of period	128	$100.63
The actual tax benefits realized related to the restricted stock units vested during the year ended December 31, 2025 totaled $2.7 million.
Performance Shares
Nonvested performance shares as of December 31, 2025 and changes during the year ended December 31, 2025 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	575	$69.27
Adjustment to assumed vesting percentage	146	$109.95
Granted	157	$113.51
Vested	(236)	$45.56
Cancelled/forfeited	(26)	$99.40
Nonvested at end of period	616	$98.18
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
The actual tax benefits realized related to the performance shares vested during the year ended December 31, 2025 totaled $1.5 million.
Cash-Settled Awards
As of December 31, 2025, we did not have any cash-settled stock appreciation rights, restricted stock units or performance units outstanding.

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
The NRC's decommissioning regulations require our Government Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its two licensed facilities at the end of their service lives. We provided financial assurance totaling $71.5 million and $68.1 million during the years ended December 31, 2025 and 2024, respectively, with surety bonds for the ultimate decommissioning of these licensed facilities. These facilities have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee. The surety bonds noted above are to cover decommissioning required pursuant to work not subject to this DOE obligation.
In Canada, the CNSC's decommissioning regulations require our Commercial Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning its CNSC-licensed facilities at the end of their service lives. We provided financial assurance totaling $32.5 million and $28.5 million during the years ended December 31, 2025 and 2024, respectively, with letters of credit and surety bonds for the ultimate decommissioning of these licensed facilities.
Our compliance with federal, foreign, state and local environmental control and protection regulations resulted in pre-tax charges of approximately $20.3 million, $22.7 million and $20.0 million in the years ended December 31, 2025, 2024 and 2023, respectively. In addition, compliance with existing environmental regulations necessitated capital expenditures of $1.2 million, $0.8 million and $0.7 million in the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025 and 2024, we had total environmental accruals (including asset retirement obligations) of $107.2 million and $103.4 million, respectively. Of our total environmental accruals at December 31, 2025 and 2024, $6.9 million and $9.2 million, respectively, were included in current liabilities. Inherent in the estimates of these accruals are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.

NOTE 11 – RISKS AND UNCERTAINTIES
Revenue Recognized Over Time
As of December 31, 2025, in accordance with the method of recognizing revenue over time, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-price contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.
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
NOTE 12 – FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK
The primary customer of our Government Operations segment is the U.S. Government, including some of its contractors. Our Commercial Operations segment's major customers are large utilities. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In the years ended December 31, 2025, 2024 and 2023, U.S. Government contracts accounted for approximately 68%, 76% and 75% of our total consolidated revenues, respectively. Accounts receivable due directly or indirectly from the U.S. Government represented 28% and 40% of net receivables at December 31, 2025 and 2024, respectively. In the years ended December 31, 2025, 2024 and 2023, revenues from four large utility customers accounted for approximately 17%, 14% and 14% of our total consolidated revenues, respectively. Accounts receivable due directly from four large utility customers represented 50% and 19% of net receivables at December 31, 2025 and 2024, respectively. See Note 15 for additional information about our major customers.
We believe that our provision for possible losses on uncollectable accounts receivable is adequate for our credit loss exposure. At December 31, 2025 and 2024, the allowances for possible losses that we deducted from Accounts receivable – trade, net on our consolidated balance sheets were $0.6 million and $0.3 million, respectively.

NOTE 13 – INVESTMENTS
The following is a summary of our investments at December 31, 2025:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity securities
Mutual funds	$6,945	$1,298	$—	$8,243
Total	$6,945	$1,298	$—	$8,243
The following is a summary of our investments at December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity securities
Mutual funds	$7,699	$1,076	$—	$8,775
Available-for-sale securities
Corporate bonds	1,479	355	—	1,834
Total	$9,178	$1,431	$—	$10,609

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
Fair Value Measurements
The following is a summary of our investments measured at fair value at December 31, 2025:

	12/31/2025	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$8,243	$—	$8,243	$—	$—
Total	$8,243	$—	$8,243	$—	$—
The following is a summary of our investments measured at fair value at December 31, 2024:

	12/31/2024	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$8,775	$—	$8,775	$—	$—
Available-for-sale securities
Corporate bonds	1,834	1,834	—	—	—
Total	$10,609	$1,834	$8,775	$—	$—
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At December 31, 2025 and 2024, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $5.2 million and $8.2 million, respectively.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our Senior Notes, on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At December 31, 2025 and 2024, the fair value of our Senior Notes due 2028 was $392.9 million and $374.6 million, respectively. At December 31, 2025 and 2024, the fair value of our Senior Notes due 2029 was $389.3 million and $371.9 million, respectively. At December 31, 2025, the fair value of our 2030 Notes was $1.194 billion. The fair value of our remaining debt instruments approximated their carrying values at December 31, 2025 and 2024.
Note receivable. Included in Other Assets is a note receivable related to a third-party loan. We base the fair value of this level 2 note receivable instrument on the present value of future cash flows discounted at market interest rates for financial instruments with similar quality and terms. At December 31, 2025, the carrying value of our note receivable was $6.4 million and approximated its fair value.

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
Information about our Segments:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
REVENUES:
Government Operations	$2,350,090	$2,183,040	$2,031,337
Commercial Operations	853,070	523,972	466,344
Eliminations	(4,735)	(3,358)	(1,372)
	$3,198,425	$2,703,654	$2,496,309

SEGMENT EXPENSES:
Government Operations:
Research and Development Costs	$8,360	$6,306	$6,459
Losses (Gains) on Asset Disposals and Impairments, Net	(4,973)	2,462	1,043
Other Segment Expenses (1)	2,024,680	1,852,328	1,699,960
	2,028,067	1,861,096	1,707,462
Commercial Operations:
Research and Development Costs	$5,507	$1,172	$1,154
Losses (Gains) on Asset Disposals and Impairments, Net	1	57	(9)
Other Segment Expenses (1)	792,102	475,927	427,667
	797,610	477,156	428,812
Total Segment Expenses	$2,825,677	$2,338,252	$2,136,274

OPERATING INCOME:
Government Operations	$394,850	$377,875	$374,682
Commercial Operations	57,728	46,816	37,532
	452,578	424,691	412,214
Unallocated Corporate (2)	(48,119)	(44,084)	(29,155)
Total Operating Income (3)	$404,459	$380,607	$383,059
Other Income (Expense)	(6,339)	(31,887)	(61,659)
Income before Provision for Income Taxes	$398,120	$348,720	$321,400
(1)Other segment expenses include the total cost of operations and selling, general and administrative expenses.
(2)Unallocated Corporate includes general corporate overhead not allocated to segments in addition to losses on asset disposals and impairments, net. In the years ended December 31, 2025, 2024 and 2023, Unallocated Corporate includes losses (gains) on asset disposals and impairments, net of $0.0 million, $1.9 million and $0.0 million, respectively.
(3)The following amounts are included in Operating Income:

Equity in Income of Investees:
Government Operations	$72,642	$55,931	$50,807
Commercial Operations	2,269	—	—
	$74,911	$55,931	$50,807

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
CAPITAL EXPENDITURES:
Government Operations	$98,445	$81,063	$91,699
Commercial Operations	77,081	62,773	53,358
Segment Capital Expenditures	175,526	143,836	145,057
Corporate Capital Expenditures	9,031	9,811	6,229
Total Capital Expenditures	$184,557	$153,647	$151,286
DEPRECIATION AND AMORTIZATION:
Government Operations	$75,202	$61,027	$53,388
Commercial Operations	26,801	17,708	17,745
Segment Depreciation and Amortization	102,003	78,735	71,133
Corporate Depreciation and Amortization	7,183	7,127	7,433
Total Depreciation and Amortization	$109,186	$85,862	$78,566
Information about our Product and Service Lines:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
REVENUES:
Government Operations:
Nuclear Components and Fuel	$1,796,395	$1,692,218	$1,610,183
Uranium Processing and Nuclear Services	406,557	287,014	276,690
Advanced Reactor Design and Engineering	147,138	203,808	144,464
	2,350,090	2,183,040	2,031,337
Commercial Operations:
Nuclear Manufacturing	429,223	288,772	231,944
Nuclear Services and Engineering	423,847	235,200	234,400
	853,070	523,972	466,344
Eliminations	(4,735)	(3,358)	(1,372)
	$3,198,425	$2,703,654	$2,496,309
Information about our Consolidated Operations in Different Geographic Areas:

	December 31,
	2025	2024	2023
	(In thousands)
NET PROPERTY, PLANT AND EQUIPMENT:
United States	$870,374	$813,352	$784,062
Canada	701,723	462,593	442,755
All Other Countries	13,039	2,216	1,703
	$1,585,136	$1,278,161	$1,228,520
See Note 3 for revenues by geographic area for each of our segments.

Information about our Major Customers:
In the years ended December 31, 2025, 2024 and 2023, sales to the U.S. Government accounted for approximately 91%, 95% and 93% of our Government Operations segment revenues, respectively. In the years ended December 31, 2025, 2024 and 2023, sales to large utility customers accounted for approximately 63%, 71% and 77% of our Commercial Operations segment revenues, respectively.
Evaluation of segment performance:
Our Chief Operating Decision Maker (the "CODM") is the Company's President and Chief Executive Officer. Our CODM measures the performance of each segment based on several metrics, including revenue and operating income and uses these results, in part, to evaluate the performance of and to allocate resources to each segment. Our CODM does not use assets by segment to evaluate segment performance or allocate resources. Consequently, we do not disclose assets by segment.
NOTE 16 – QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025 Quarter Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
	(In thousands, except per share amounts)
Revenues	$682,258	$764,039	$866,286	$885,842
Operating income (1)	$96,630	$102,424	$113,349	$92,056
Equity in income of investees	$16,588	$18,545	$21,216	$18,562
Net Income Attributable to BWX Technologies, Inc.	$75,462	$78,388	$82,106	$92,989
Earnings per common share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.82	$0.86	$0.90	$1.02
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.82	$0.85	$0.89	$1.01
(1)Includes equity in income of investees.
In the quarter ended June 30, 2025, we recognized favorable contract adjustments totaling $29.4 million related to a nuclear operations contract.

	Year Ended December 31, 2024 Quarter Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
	(In thousands, except per share amounts)
Revenues	$603,966	$681,465	$671,956	$746,267
Operating income (1)	$92,961	$98,806	$96,578	$92,262
Equity in income of investees	$13,203	$11,584	$15,532	$15,612
Net Income Attributable to BWX Technologies, Inc.	$68,468	$72,972	$69,483	$71,018
Earnings per common share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.75	$0.80	$0.76	$0.78
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.75	$0.79	$0.76	$0.77
(1)Includes equity in income of investees.
We immediately recognize actuarial gains (losses) for our pension and postretirement benefit plans in earnings as a component of net periodic benefit cost. Recorded in the quarters ended December 31, 2025 and 2024, the effects of these adjustments on pre-tax income were $6.6 million and $(10.6) million, respectively.

NOTE 17 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except shares and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$328,945	$281,941	$245,849
Weighted-average common shares	91,566,280	91,572,674	91,619,156
Basic earnings per common share	$3.59	$3.08	$2.68
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$328,945	$281,941	$245,849
Weighted-average common shares (basic)	91,566,280	91,572,674	91,619,156
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	289,733	287,058	255,381
Adjusted weighted-average common shares	91,856,013	91,859,732	91,874,537
Diluted earnings per common share	$3.58	$3.07	$2.68
(1)At December 31, 2025, 2024 and 2023, we excluded 12,156, 64,575 and 6,089 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. It should be noted that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded Kinectrics Holdings, Inc. and its subsidiaries, acquired on May 20, 2025, from our assessment of internal control over financial reporting. Those financial statements constitute 16.3% and 7.1% of the total assets and revenues, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2025. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2025. Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2025, and their report is included in this Item 9A.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of BWX Technologies, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BWX Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 23, 2026, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Kinectrics, Inc., which was acquired on May 20, 2025, and whose financial statements constitute 16.3% and 7.1% of the total assets and revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Kinectrics, Inc..

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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and2 dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/S/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 23, 2026

Item 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors" and "Named Executive Profiles" in the Proxy Statement for our 2026 Annual Meeting of Stockholders. The information required by this item with respect to our Code of Business Conduct and delinquent Section 16(a) reports, if any, is incorporated by reference to the material appearing under the headings "Code of Business Conduct" and "Delinquent Section 16(a) Reports" (if applicable) in the Proxy Statement for our 2026 Annual Meeting of Stockholders. The information required by this item with respect to the audit committee financial experts is incorporated by reference to the material under the heading "Corporate Governance – Board Meetings and Committees" in the Proxy Statement for our 2026 Annual Meeting of Stockholders. The information required by this item with respect to the Company's insider trading policies and procedures is incorporated by reference to the material under the heading "Other Compensation Policies and Practices - Insider Trading Policy" in the Proxy Statement for our 2026 Annual Meeting of Stockholders.
Item 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the material appearing under the headings "Compensation Discussion and Analysis," "Compensation of Directors," "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation", "Corporate Governance – Board Meetings and Committees," and "Compensation Committee Report" and "Other Compensation Policies and Practices - Timing of Stock Awards" in the Proxy Statement for our 2026 Annual Meeting of Stockholders.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the material appearing under the headings "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for our 2026 Annual Meeting of Stockholders.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the headings "Corporate Governance – Director Independence" and "Certain Relationships and Related Transactions" in the Proxy Statement for our 2026 Annual Meeting of Stockholders.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Deloitte & Touche LLP, Charlotte, NC, PCAOB ID: 34.
The information required by this item is incorporated by reference to the material appearing under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2026" in the Proxy Statement for our 2026 Annual Meeting of Stockholders.

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report or incorporated by reference:
1.CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements for the Years Ended December 31, 2025, 2024 and 2023
2.CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
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

3.2
Certificate of Amendment to Restated Certificate of Incorporation of BWX Technologies, Inc. dated May 5, 2025 (incorporated by reference to Exhibit 3.1 to the Company's correct report on Form 8-K filed with the SEC on May 3, 2025 (File No. 1-34658)).

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

4.6
Indenture, dated November 10, 2025, between BWX Technologies, Inc., the Guarantors from time to time party thereto and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2025 (File No. 1-34658)).

4.7
Form of Global Note representing BWX Technologies, Inc.’s 0% Convertible Senior Notes due 2030 (included within Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2025 (File No. 1-34658)).

Exhibit Number	Description

4.8
Supplemental Indenture No. 2, dated as of May 25, 2022, between Citadel Capital Corporation, Cunico Corporation and U.S. Bank Trust Company, National Association, as Trustee under the indenture, dated as of June 12, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 1-34658)).

4.9
Supplemental Indenture dated as of May 25, 2022, between Citadel Capital Corporation, Cunico Corporation and U.S. Bank Trust Company, National Association, as Trustee under the indenture, dated as of April 13, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 1-34658)).

4.10
Supplemental Indenture No. 2, dated as of February 10, 2025, between BWX Technologies, Inc., BWXT Ordnance Tennessee, Inc. and U.S. Bank Trust Company, National Association, as a Trustee under the Indenture, dated as of April 13, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 1-34568)).

4.11
Supplemental Indenture No. 3, dated as of February 10, 2025, between BWX Technologies, Inc., BWXT Ordnance Tennessee, Inc. and U.S. Bank Trust Company, National Association, as a Trustee under the Indenture, dated as of June 12, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 1-34568)).

4.12
Supplemental Indenture No. 3, dated as of August 28, 2025, between BWX Technologies, Inc., certain of its consolidated subsidiaries and U.S. Bank Trust Company, National Association, as a Trustee under the Indenture, dated as of April 13, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (File No. 1-34568)).

4.13
Supplemental Indenture No. 4, dated as of August 28, 2025, between BWX Technologies, Inc., certain of its consolidated subsidiaries and U.S. Bank Trust Company, National Association, as a Trustee under the Indenture, dated as of June 12, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (File No. 1-34568)).

10.1
Second Amended and Restated Credit Agreement, dated as of November 10, 2025, among BWX Technologies, Inc. as borrower, Wells Fargo Bank, National Association, as administrative agent and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 10, 2025 (File No. 1-34658)).

10.2*	BWX Technologies, Inc. Executive Incentive Compensation Plan as amended and restated as of January 1st, 2024.

10.3*
Supplemental Executive Retirement Plan of BWX Technologies, Inc. as amended and restated July 1, 2015 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

10.4*
Form of Change In Control Agreement between the Company and selected officers (other than Mr. Geveden) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2015 (File No. 1-34658)).

10.5*
Form of Amendment to Change in Control Agreement, dated July 1, 2016, between the Company and certain officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-34658)).

10.6*
Form of Change in Control Agreement between the Company and Mr. Geveden dated October 26, 2015 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-34658)).

10.7*
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

10.9*	BWX Technologies, Inc. 2020 Omnibus Incentive plan (incorporated by reference to Appendix B to the Company's Proxy Statement, dated March 17, 2020 (File No. 1-34658)).

10.10*
Form of Director and Officer Indemnification Agreement entered into between the Company and each of its directors and selected officers effective July 1, 2015 (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-34658)).

Exhibit Number	Description

10.11*
Form of 2023 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 1-34658)).

10.12*
Form of 2023 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 1-34658)).

10.13*
Form of 2023 Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 1-34658)).

10.14*
First Amendment to the Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-34568)).

10.15*
BWXT Excess Retirement Savings Plan (As Amended and Restated Effective January 1, 2024) (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-34568)).

10.16*
Form of 2024 Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 1-34658)).

10.17*
Form of 2024 Performance Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 1-34658)).

10.18*
Form of 2024 Restricted Stock Units Grant Agreement for Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 1-34658)).

10.19*	Form of Stock Option Grant for Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 1-34568)).

10.20*
Form of Performance Restricted Stock Unit Grant for Employees (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 1-34568)).

10.21*	Form of Restricted Stock Unit Grant for Employees (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 1-34568)).

10.22*
Transition Agreement dated May 12, 2025, between Robb Alan LeMasters and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 1-34568)).

10.23*	Transition Agreement effective as of November 4, 2025 between Ronald O. Whitford, Jr. and the Company.

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's annual report on Form 10-K for the year ended December 31, 2024 (File No. 1-34568).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

97.1	BWX Technologies, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-34568)).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BWX TECHNOLOGIES, INC.

/s/ Rex D. Geveden
February 23, 2026	By:	Rex D. Geveden
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ Rex D. Geveden	President, Chief Executive Officer and Director
Rex D. Geveden	(Principal Executive Officer)

/s/ Mike T. Fitzgerald	Senior Vice President and Chief Financial Officer
Mike T. Fitzgerald	(Principal Financial Officer and Duly Authorized Representative)

/s/ Kevin J. Gorman	Vice President and Chief Accounting Officer
Kevin J. Gorman	(Principal Accounting Officer and Duly Authorized Representative)

/s/ Jan A. Bertsch	Independent Board Chair
Jan A. Bertsch

/s/ Gerhard F. Burbach	Director
Gerhard F. Burbach

/s/ James M. Jaska	Director
James M. Jaska

/s/ Kenneth J. Krieg	Director
Kenneth J. Krieg

/s/ Leland D. Melvin	Director
Leland D. Melvin

/s/ Barbara A. Niland	Director
Barbara A. Niland

/s/ Nicole W Piasecki	Director
Nicole W. Piasecki

/s/ John M. Richardson	Director
John M. Richardson
February 23, 2026