Form 10-Q
period 2026-03-31
BWX Technologies, Inc.
filed 2026-05-04
CIK 1486957

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
For the quarterly period ended March 31, 2026.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at April 30, 2026 was 91,614,649.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2026	2025
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$860,217	$682,258
Costs and Expenses:
Cost of operations	662,849	517,065
Research and development costs	4,100	2,013
Gain (loss) on asset disposals and impairments, net	125	(4,431)
Selling, general and administrative expenses	108,017	87,569
Total Costs and Expenses	775,091	602,216
Equity in Income of Investees	21,565	16,588
Operating Income	106,691	96,630
Other Income (Expense):
Interest income	4,914	722
Interest expense	(4,733)	(7,994)
Other – net	444	2,459
Total Other Income (Expense)	625	(4,813)
Income before Provision for Income Taxes	107,316	91,817
Provision for Income Taxes	16,127	16,291
Net Income	$91,189	$75,526
Net Income Attributable to Noncontrolling Interest	(121)	(64)
Net Income Attributable to BWX Technologies, Inc.	$91,068	$75,462
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.99	$0.82
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.99	$0.82
Shares used in the computation of earnings per share (Note 9):
Basic	91,663,975	91,594,084
Diluted	91,908,600	91,873,702
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2026	2025
	(Unaudited) (In thousands)
Net Income	$91,189	$75,526
Other Comprehensive Income (Loss):
Currency translation adjustments	(12,986)	4,135
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $105, and $(178), respectively	(316)	616
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $(155), and $37, respectively	469	(132)
Amortization of benefit plan costs, net of tax benefit of $(184), and $(158), respectively	795	639
Unrealized losses arising during the period, net of tax provision of $—, and $(85), respectively	—	(60)
Investments:
Reclassification adjustment for gains included in net income, net of tax provision of $—, and $80, respectively	—	(301)
Other Comprehensive Income (Loss)	(12,038)	4,897
Total Comprehensive Income	79,151	80,423
Comprehensive Income Attributable to Noncontrolling Interest	(121)	(64)
Comprehensive Income Attributable to BWX Technologies, Inc.	$79,030	$80,359
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2026	December 31, 2025
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$512,357	$499,779
Restricted cash and cash equivalents	3,203	3,085
Accounts receivable – trade, net	185,223	220,391
Accounts receivable – other	67,194	67,858
Retainages	77,542	46,311
Contracts in progress	668,611	610,315
Inventories	45,598	46,537
Other current assets	56,648	66,078
Total Current Assets	1,616,376	1,560,354
Property, Plant and Equipment, Net	1,596,110	1,585,136
Investments	7,947	8,243
Goodwill	496,263	500,860
Deferred Income Taxes	3,379	12,275
Investments in Unconsolidated Affiliates	157,628	150,143
Intangible Assets	321,438	329,859
Other Assets	125,769	124,625
TOTAL ASSETS	$4,324,910	$4,271,495
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2026	December 31, 2025
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Accounts payable	216,220	141,289
Accrued employee benefits	72,506	117,641
Accrued liabilities – other	113,908	107,802
Advance billings on contracts	271,587	305,285
Total Current Liabilities	674,221	672,017
Long-Term Debt	2,017,946	2,015,983
Accumulated Postretirement Benefit Obligation	78,429	78,460
Environmental Liabilities	102,098	100,278
Pension Liability	74,403	78,167
Other Liabilities	97,581	93,578
Total Liabilities	3,044,678	3,038,483
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 128,997,724 and 128,720,819 shares at March 31, 2026 and December 31, 2025, respectively	1,289	1,288
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	173,051	159,884
Retained earnings	2,589,824	2,523,631
Treasury stock at cost, 37,383,169 and 37,289,582 shares at March 31, 2026 and December 31, 2025, respectively	(1,452,330)	(1,432,943)
Accumulated other comprehensive loss	(31,411)	(19,373)
Stockholders' Equity – BWX Technologies, Inc.	1,280,423	1,232,487
Noncontrolling interest	(191)	525
Total Stockholders' Equity	1,280,232	1,233,012
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,324,910	$4,271,495
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)				Total Stockholders’ Equity
	Shares	Par Value				Treasury Stock	Stockholders’ Equity	Noncontrolling Interest
	(Unaudited) (In thousands, except share and per share amounts)
Balance December 31, 2025	128,720,819	$1,288	$159,884	$2,523,631	$(19,373)	$(1,432,943)	$1,232,487	$525	$1,233,012
Net income	—	—	—	91,068	—	—	91,068	121	91,189
Dividends declared ($0.27 per share)	—	—	—	(24,875)	—	—	(24,875)	—	(24,875)
Currency translation adjustments	—	—	—	—	(12,986)	—	(12,986)	—	(12,986)
Derivative financial instruments	—	—	—	—	153	—	153	—	153
Defined benefit obligations	—	—	—	—	795	—	795	—	795
Exercises of stock options	37,687	—	2,999	—	—	—	2,999	—	2,999
Shares placed in treasury	—	—	—	—	—	(19,387)	(19,387)	—	(19,387)
Stock-based compensation charges	239,218	1	10,168	—	—	—	10,169	—	10,169
Changes to noncontrolling interests	—	—	—	—	—	—	—	(837)	(837)
Balance March 31, 2026 (unaudited)	128,997,724	$1,289	$173,051	$2,589,824	$(31,411)	$(1,452,330)	$1,280,423	$(191)	$1,280,232

Balance December 31, 2024	128,320,295	$1,283	$228,889	$2,287,151	$(48,211)	$(1,388,432)	$1,080,680	$(276)	$1,080,404
Net income	—	—	—	75,462	—	—	75,462	64	75,526
Dividends declared ($0.25 per share)	—	—	—	(23,082)	—	—	(23,082)	—	(23,082)
Currency translation adjustments	—	—	—	—	4,135	—	4,135	—	4,135
Derivative financial instruments	—	—	—	—	484	—	484	—	484
Defined benefit obligations	—	—	—	—	639	—	639	—	639
Available-for-sale investments	—	—	—	—	(361)	—	(361)	—	(361)
Exercises of stock options	13,601	—	388	—	—	—	388	—	388
Shares placed in treasury	—	—	—	—	—	(43,100)	(43,100)	—	(43,100)
Stock-based compensation charges	310,192	3	5,044	—	—	—	5,047	—	5,047
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)
Balance March 31, 2025 (unaudited)	128,644,088	$1,286	$234,321	$2,339,531	$(43,314)	$(1,431,532)	$1,100,292	$(257)	$1,100,035
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$91,189	$75,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,013	23,912
Income of investees, net of dividends	(3,261)	1,781
(Gain) loss on asset disposals and impairments - net	125	(4,431)
Recognition of losses for pension and postretirement plans	979	797
Stock-based compensation expense	10,168	5,047
Other, net	1,257	(1,075)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	27,255	19,440
Accounts payable	79,502	5,340
Retainages	(31,230)	(11,743)
Contracts in progress and advance billings on contracts	(93,045)	(26,236)
Income taxes	13,264	6,427
Accrued and other current liabilities	8,373	9,387
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(47,210)	(38,808)
Other, net	6,221	(14,714)
NET CASH PROVIDED BY OPERATING ACTIVITIES	92,600	50,650
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(42,506)	(33,369)
Acquisition of businesses, net of cash acquired	—	(103,345)
Sales and maturities of securities	—	1,859
Investments, net of return of capital, in equity method investees	(4,840)	(26,400)
Other, net	406	4,905
NET CASH USED IN INVESTING ACTIVITIES	(46,940)	(156,350)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	204,500
Repayments of long-term debt	—	(62,625)
Repurchases of common stock	—	(30,000)
Dividends paid to common shareholders	(25,785)	(23,660)
Cash paid for shares withheld to satisfy employee taxes	(19,292)	(12,883)
Settlements of forward contracts, net	8,316	8,438
Other, net	2,556	1,021
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(34,205)	84,791
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,668	2,294
TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	13,123	(18,615)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	507,204	80,571
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$520,327	$61,956
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$381	$5,331
Income taxes (net of refunds)	$1,929	$10,049
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$14,625	$10,469
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
We have presented the condensed consolidated financial statements of BWX Technologies, Inc. ("BWXT" or the "Company") in U.S. dollars in accordance with the interim reporting requirements of Form 10-Q, Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States ("GAAP"). Certain financial information and disclosures normally included in our financial statements prepared annually in accordance with GAAP have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2025 (our "2025 10-K"). We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation.
We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures". We have eliminated all intercompany transactions and accounts. We classify assets and liabilities related to long-term contracts as current using the duration of the related contract or program as our operating cycle, which is generally longer than one year. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
Unless the context otherwise indicates, "we," "us" and "our" mean BWXT and its consolidated subsidiaries.
Reportable Segments
We operate in two reportable segments: Government Operations and Commercial Operations. Our reportable segments are further described as follows:
•Our Government Operations segment manufactures naval nuclear reactors, including the related nuclear fuel, for the U.S. Naval Nuclear Propulsion Program for use in submarines and aircraft carriers. Through this segment, we also fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons, manufacture electro-mechanical equipment, perform design, manufacturing, inspection, assembly and testing activities and downblend Cold War-era government stockpiles of high-enriched uranium, develop capabilities related to the manufacture of high-purity depleted uranium, design advanced reactors and manufacture other advanced materials and products for commercial, military and space applications. In addition, we supply proprietary and sole-source valves, manifolds and fittings to global naval and commercial shipping customers. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. This segment also provides various other services, primarily through joint ventures, to the U.S. and Canadian Governments including nuclear materials management and operation, environmental management and administrative and operating services for various Government-owned facilities. These services are provided to the U.S. Department of Energy ("DOE"), including the National Nuclear Security Administration, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management, the Department of War (also known as the Department of Defense), NASA and Canadian Nuclear Labs. In addition, this segment also develops technology for advanced nuclear reactors for a variety of power and propulsion applications in the space and terrestrial domains and offers complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for these programs.
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

See Note 3 and Note 8 for financial information about our segments. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and notes included in our 2025 10-K.
Recently Adopted Accounting Standards
There were no accounting standards adopted during the three months ended March 31, 2026 that had a significant impact on our financial position, results of operations, cash flows or disclosures.
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
Our effective tax rate for the three months ended March 31, 2026 was 15.0% as compared to 17.7% for the three months ended March 31, 2025. The effective tax rates for the three months ended March 31, 2026 and March 31, 2025 were lower than the U.S. corporate federal income tax rate of 21% primarily due to excess tax benefits associated with equity compensation.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
At March 31, 2026, we had restricted cash and cash equivalents totaling $8.0 million, $4.8 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.2 million of which was held to meet reinsurance reserve requirements of our captive insurer.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statements of cash flows:

	March 31, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents	$512,357	$499,779
Restricted cash and cash equivalents	3,203	3,085
Restricted cash and cash equivalents included in Other Assets	4,767	4,340
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statements of cash flows	$520,327	$507,204

Inventories
At March 31, 2026 and December 31, 2025, we had inventories totaling $45.6 million and $46.5 million, respectively, consisting almost entirely of raw materials and supplies.
Property, Plant and Equipment, Net
Property, plant and equipment is stated at cost and is set forth below:

	March 31, 2026	December 31, 2025
	(In thousands)
Land	$54,308	$54,802
Buildings	526,044	519,901
Machinery and equipment	1,314,910	1,286,010
Property under construction	691,473	693,992
Property, Plant and Equipment, Gross	2,586,735	2,554,705
Less: Accumulated depreciation	990,625	969,569
Property, Plant and Equipment, Net	$1,596,110	$1,585,136
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Currency translation adjustments	$(15,006)	$(2,020)
Net unrealized gain on derivative financial instruments	160	6
Unrecognized prior service cost on benefit obligations	(16,470)	(17,265)
Net unrealized loss on available-for-sale investments	(95)	(94)
Accumulated other comprehensive loss	$(31,411)	$(19,373)
The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended March 31,
	2026	2025
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)		Line Item Presented
Realized losses on derivative financial instruments	$(878)	$(77)	Revenues
	254	246	Cost of operations
	(624)	169	Total before tax
	155	(37)	Provision for Income Taxes
	$(469)	$132	Net Income
Amortization of prior service cost on benefit obligations	$(979)	$(797)	Other – net
	184	158	Provision for Income Taxes
	$(795)	$(639)	Net Income
Realized gains on investments	$—	$381	Other – net
	—	(80)	Provision for Income Taxes
	$—	$301	Net Income
Total reclassification for the period	$(1,264)	$(206)

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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At March 31, 2026, we had deferred approximately $0.2 million of net gains on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended March 31, 2026 and 2025, we recognized losses (gains) of $4.0 million and $(1.7) million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedging instruments.
At March 31, 2026, our derivative financial instruments consisted of FX forward contracts with a total notional value of $252.7 million with maturities extending to December 2028. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.
New Accounting and Disclosure Standards
In November 2024, the FASB issued updates to Topic Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses. These updates require a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The updates are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. A public entity may apply these amendments on a prospective basis or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of the adoption of this standard and expect that it will only require changes to our disclosures with no impact on our results of operations, financial position or cash flows and disclosures.

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
NOTE 2 - ACQUISITIONS
Aerojet Ordnance Tennessee, Inc.
On January 3, 2025, we acquired all of the equity interests of Aerojet Ordnance Tennessee, Inc. ("A.O.T."), a subsidiary of L3Harris Technologies, Inc. for approximately $101.1 million. A.O.T. is a leading provider of advanced special materials which will further enhance our capabilities to develop and manufacture advanced materials and products for commercial, military and space applications. A.O.T. is reported as part of our Government Operations segment. Our final purchase price allocation resulted in the recognition of $75.0 million of Goodwill, $27.0 million of Intangible Assets and $12.7 million of Property, Plant and Equipment.
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

The fair value assessment of the Kinectrics acquisition is in process as of the filing date of this Form 10-Q. The amounts allocated to the assets acquired and liabilities assumed have been determined by management, using estimates of fair value based on the information currently available and on current assumptions of future operations. These fair values are subject to change upon the completion of purchase accounting, the impact of which may be material.

The current estimates of fair value resulted in the recognition of $174.9 million of Property, Plant and Equipment, $129.3 million of Goodwill, $151.3 million of Intangible Assets, $39.5 million of Investments in Unconsolidated Affiliates and $25.4 million of net working capital, net of acquired Pension Liabilities and Other Postretirement Obligations totaling $90.3 million.

The intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
Trade name	$35,900	Indefinite
Developed technology	$7,900	20 years
Customer relationships	$107,500	20 years
Precision Components Group, LLC
Subsequent to March 31, 2026, we announced our intention to acquire Precision Components Group, LLC ("PCG"), including its subsidiaries Precision Custom Components and DC Fabricators. PCG is a privately held U.S. manufacturer of complex, heavy-walled and heat-transfer components. The acquisition will expand BWXT’s heavy-manufacturing footprint and establish additional U.S. commercial nuclear production capacity to serve growing domestic demand. The acquisition is expected to close during the second half of 2026, subject to required regulatory approvals and customary closing conditions. Once completed, PCG will be reported as part of our Commercial Operations segment.

NOTE 3 – REVENUE RECOGNITION
As described in Note 1, our operations are assessed based on two reportable segments.
Disaggregated Revenues
Revenues by geographic area and customer type were as follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$533,939	$—	$533,939	$525,294	$—	$525,294
Non-Government	25,264	39,649	64,913	24,274	16,062	40,336
	$559,203	$39,649	$598,852	$549,568	$16,062	$565,630
Canada:
Government	$13,143	$—	$13,143	$102	$—	$102
Non-Government	—	219,475	219,475	56	101,618	101,674
	$13,143	$219,475	$232,618	$158	$101,618	$101,776
Other:
Government	$3,397	$—	$3,397	$3,871	$—	$3,871
Non-Government	2,158	24,521	26,679	1,689	10,630	12,319
	$5,555	$24,521	$30,076	$5,560	$10,630	$16,190
Segment Revenues	$577,901	$283,645	861,546	$555,286	$128,310	683,596
Eliminations			(1,329)			(1,338)
Revenues			$860,217			$682,258
Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$573,172	$251,493	$824,665	$550,545	$103,221	$653,766
Point-in-time	4,729	32,152	36,881	4,741	25,089	29,830
Segment Revenues	$577,901	$283,645	861,546	$555,286	$128,310	683,596
Eliminations			(1,329)			(1,338)
Revenues			$860,217			$682,258

Revenues by contract type were as follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$262,885	$—	$262,885	$208,551	$4,327	$212,878
Firm-Fixed-Price	216,676	162,504	379,180	255,862	91,940	347,802
Cost-Plus Fee	98,134	9,865	107,999	90,789	—	90,789
Time-and-Materials	206	111,276	111,482	84	32,043	32,127
Segment Revenues	$577,901	$283,645	861,546	$555,286	$128,310	683,596
Eliminations			(1,329)			(1,338)
Revenues			$860,217			$682,258
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

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenues (1)	$(5,302)	$(11,590)
Operating Income (1)	$(5,727)	$(11,558)
(1)During the three months ended March 31, 2026 and 2025, no adjustments to any one contract had a material impact on our consolidated financial statements.
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

	March 31,	December 31,
	2026	2025
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$645,735	$594,749
Retainages	$77,542	$46,311
Advance billings on contracts	$271,587	$305,285
During the three months ended March 31, 2026 and 2025, we recognized $67.3 million and $69.5 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year.

Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. At March 31, 2026, our remaining performance obligations were $8,650.8 million. We expect to recognize approximately 60% of the revenue associated with our remaining performance obligations by the end of 2027, with the remainder to be recognized thereafter.
NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended March 31, 2026 and 2025, these amounts were $5.3 million and $1.8 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended March 31, 2026 and 2025, these amounts were $(4.0) million and $(1.7) million, respectively.

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
	(In thousands)
Service cost	$4,705	$1,683	$554	$85
Interest cost	16,694	11,453	972	532
Expected return on plan assets	(22,202)	(14,004)	(480)	(486)
Amortization of prior service cost	957	791	22	22
Net periodic benefit (income)/loss	$154	$(77)	$1,068	$153
NOTE 5 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.
NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at March 31, 2026:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$7,947	$—	$7,947	$—	$—
Total	$7,947	$—	$7,947	$—	$—
The following is a summary of our investments measured at fair value at December 31, 2025:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$8,243	$—	$8,243	$—	$—
Total	$8,243	$—	$8,243	$—	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At March 31, 2026 and December 31, 2025, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $1.2 million and $5.2 million, respectively. Derivative assets and liabilities are included in Accounts receivable – other and Accounts payable, respectively, on our condensed consolidated balance sheets.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our Senior Notes, on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At March 31, 2026, the fair value of the Senior Notes due 2028, Senior Notes due 2029, and 2030 Notes was $384.5 million, $388.3 million, and $1.285 billion, respectively. At December 31, 2025, their fair values were $392.9 million, $389.3 million, and $1.194 billion, respectively. The fair value of our remaining debt instruments approximated their carrying values at March 31, 2026 and December 31, 2025.
Note receivable. Included in Other current assets is a note receivable related to a third-party loan. We base the fair value of this level 2 note receivable instrument on the present value of future cash flows discounted at market interest rates for financial instruments with similar quality and terms. At March 31, 2026 and December 31, 2025, the carrying value of our note receivable was $6.2 million and $6.4 million, respectively, and approximated its fair value.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended March 31, 2026 and 2025 totaled $10.2 million and $5.0 million, respectively, with associated tax benefit totaling $2.3 million and $1.0 million, respectively.

NOTE 8 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on two reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
REVENUES:
Government Operations	$577,901	$555,286
Commercial Operations	283,645	128,310
Eliminations	(1,329)	(1,338)
	$860,217	$682,258

SEGMENT EXPENSES:
Government Operations
Research and Development Costs	$2,964	$1,451
Gains on Asset Disposals and Impairments, Net	—	(4,431)
Other Segment Expenses (1)	495,471	477,108
	498,435	474,128
Commercial Operations
Research and Development Costs	1,136	562
Losses on Asset Disposals and Impairments, Net	125	—
Other Segment Expenses (1)	260,245	121,282
	261,506	121,844
Total Segment Expenses	$759,941	$595,972

OPERATING INCOME
Government Operations	$99,141	$97,746
Commercial Operations	24,029	6,466
	123,170	104,212
Unallocated Corporate (2)	(16,479)	(7,582)
Total Operating Income (3)	$106,691	$96,630
Other Expense	625	(4,813)
Income before Provision for Income Taxes	$107,316	$91,817
(1)Other segment expenses include the total cost of operations and selling, general, and administrative expenses.
(2)Unallocated Corporate includes general corporate overhead not allocated to segments in addition to losses on asset disposals and impairments, net.
(3)The following amounts are included in Operating Income:

Equity in Income of Investees:
Government Operations	$19,675	$16,588
Commercial Operations	1,890	—
	$21,565	$16,588

	Three Months Ended March 31,
	2026	2025
	(In thousands)
CAPITAL EXPENDITURES:
Government Operations	$27,096	$18,500
Commercial Operations	14,286	13,209
Segment Capital Expenditures	$41,382	$31,709
Corporate Capital Expenditures	1,124	1,660
Total Capital Expenditures	$42,506	$33,369
DEPRECIATION AND AMORTIZATION:
Government Operations	$18,532	$18,096
Commercial Operations	8,748	4,019
Segment Depreciation and Amortization	$27,280	$22,115
Corporate Depreciation and Amortization	1,733	1,797
Total Depreciation and Amortization	$29,013	$23,912
Information about our Product and Service Lines:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
REVENUES:
Government Operations:
Nuclear Components and Fuel	$448,405	$441,079
Uranium Processing and Nuclear Services	101,280	83,165
Advanced Reactor Design and Engineering	28,216	31,042
	$577,901	$555,286
Commercial Operations:
Nuclear Manufacturing	$120,205	$86,210
Nuclear Services and Engineering	163,440	42,100
	$283,645	$128,310
Eliminations	(1,329)	(1,338)
	$860,217	$682,258
Information about our Consolidated Operations in Different Geographic Areas:

	March 31, 2026	December 31, 2025
	(In thousands)
NET PROPERTY, PLANT AND EQUIPMENT:
United States	$879,581	$870,374
Canada	702,370	701,723
All Other Countries	14,159	13,039
	$1,596,110	$1,585,136
See Note 3 for revenues by geographic area for each of our segments.

Information about our Major Customers:
In the three months ended March 31, 2026 and 2025, sales to the U.S. Government accounted for approximately 89% and 92% of our Government Operations segment revenues, respectively. In the three months ended March 31, 2026 and 2025, sales to two large utility customers accounted for approximately 61% and 73% of our Commercial Operations segment revenues, respectively.
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
NOTE 9 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$91,068	$75,462
Weighted-average common shares	91,663,975	91,594,084
Basic earnings per common share	$0.99	$0.82
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$91,068	$75,462
Weighted-average common shares (basic)	91,663,975	91,594,084
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	244,625	279,618
Adjusted weighted-average common shares	91,908,600	91,873,702
Diluted earnings per common share	$0.99	$0.82
(1)At March 31, 2026 and 2025, we excluded 213,765 and 241,796 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in Part I of this quarterly report on Form 10-Q ("Report"), as well as the audited consolidated financial statements and the related notes and Item 7 of our annual report on Form 10-K for the year ended December 31, 2025 (our "2025 10-K").
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
We have based our forward-looking statements on information currently available to us and our current expectations, estimates and projections about our Company, industries and business environment. We caution that these statements are not guarantees of future performance and you should not rely unduly on them as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these statements and assumptions to be reasonable, they are inherently subject to numerous factors, including potentially the risk factors described in Item 1A of our 2025 10-K, most of which are difficult to predict and many of which are beyond our control. As a contractor to the U.S. Government, such risks include, without limitation, budget uncertainty, the risk of future budget cuts, the impact of continuing resolution funding mechanisms and the debt ceiling, the risk of government shutdowns, including the risk of program cancellations, schedule delays, production halts and other disruptions and nonpayment, and changing funding and acquisition priorities. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements.
We have discussed many of these factors in more detail elsewhere in this Report. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this Report or in our 2025 10-K could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update or review any forward-looking statement or our description of important factors, whether as a result of new information, future events or otherwise, except as required by applicable laws.
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

Government Operations
The revenues of our Government Operations segment are largely a function of national security spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, we are a significant participant in the defense industry and have not been negatively impacted by federal budget reductions to date. We believe many of our programs are well-aligned with national defense and other strategic priorities. However, it is possible that reductions in federal government spending could have an adverse impact on the operating results and cash flows of this segment in the future.
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
Additionally, this segment also develops technology for a variety of applications, including advanced nuclear power sources, and offers complete advanced nuclear fuel and reactor design and engineering and licensing and manufacturing services for new advanced nuclear reactors.
Commercial Operations
Through this segment, we design and manufacture commercial nuclear steam generators, heat exchangers, pressure vessels, reactor components, as well as other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level nuclear waste. This segment is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems, nuclear-grade materials and precisely machined components, and related services for nuclear power plants. This segment also provides a variety of engineering and in-plant services and offers a broad suite of lifecycle support and management services for the global nuclear power industry, transmission and distribution markets. This segment is a significant supplier to nuclear power utilities undergoing major refurbishment and plant life extension projects and is a global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals.
Our Commercial Operations segment's overall activity primarily depends on the demand and competitiveness of nuclear energy and the demand for critical radioisotopes and radiopharmaceuticals. A significant portion of our Commercial Operations segment's operations depends on the timing of maintenance and refueling outages, the cyclical nature of capital expenditures and major refurbishment and plant life extension projects, as well as the demand for nuclear fuel and fuel handling equipment and engineering services primarily in the Canadian market, which could cause variability in our financial results.
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
Precision Components Group, LLC
Subsequent to March 31, 2026, we announced our intention to acquire Precision Components Group, LLC ("PCG"), including its subsidiaries Precision Custom Components and DC Fabricators. PCG is a privately held U.S. manufacturer of complex, heavy-walled and heat-transfer components. The acquisition will expand BWXT’s heavy-manufacturing footprint and establish additional U.S. commercial nuclear production capacity to serve growing domestic demand. The acquisition is expected to close during the second half of 2026, subject to required regulatory approvals and customary closing conditions. Once completed, PCG will be reported as part of our Commercial Operations segment.
See Note 2 to our condensed consolidated financial statements for additional information about our recent acquisition activity.
Critical Accounting Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 of our 2025 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026.
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

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenues (1)	$(5,302)	$(11,590)
Operating Income (1)	$(5,727)	$(11,558)
(1)During the three months ended March 31, 2026 and 2025, no adjustments to any one contract had a material impact on our consolidated financial statements.
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

Results of Operations – Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025
Selected financial highlights are presented in the table below:

	Three Months Ended March 31,
	2026	2025	$ Change
	(In thousands)
REVENUES:
Government Operations	$577,901	$555,286	$22,615
Commercial Operations	283,645	128,310	155,335
Eliminations	(1,329)	(1,338)	9
	$860,217	$682,258	$177,959
OPERATING INCOME:
Government Operations	$99,141	$97,746	$1,395
Commercial Operations	24,029	6,466	17,563
	$123,170	$104,212	$18,958
Unallocated Corporate	(16,479)	(7,582)	(8,897)
Total Operating Income	$106,691	$96,630	$10,061
Consolidated Results of Operations
Three months ended March 31, 2026 vs. 2025
Consolidated revenues increased 26.1%, or $178.0 million, to $860.2 million in the three months ended March 31, 2026 compared to $682.3 million for the corresponding period of 2025, due to increases in our Government Operations and Commercial Operations segments of $22.6 million and $155.3 million, respectively.
Consolidated operating income increased $10.1 million to $106.7 million in the three months ended March 31, 2026 compared to $96.6 million for the corresponding period of 2025 due to increases in our Government Operations and Commercial Operations segments of $1.4 million and $17.6 million, respectively, offset partially by higher Unallocated Corporate expenses of $8.9 million when compared to the corresponding period in the prior year.
Government Operations

	Three Months Ended March 31,
	2026	2025	$ Change
	(In thousands)
Revenues	$577,901	$555,286	$22,615
Operating Income	$99,141	$97,746	$1,395
% of Revenues	17.2%	17.6%
Three months ended March 31, 2026 vs. 2025
Revenues increased $22.6 million, or 4.1%, to $577.9 million in the three months ended March 31, 2026 compared to $555.3 million for the corresponding period of 2025. The increase was primarily due to an increase in revenues of $16.2 million associated with A.O.T. and contributions from enrichment operations. These increases were partially offset by a decrease in revenues associated with our advanced technologies business.
Operating income increased $1.4 million to $99.1 million in the three months ended March 31, 2026 compared to $97.7 million for the corresponding period of 2025 primarily due to the operating income impact of the changes in revenue noted above.

Commercial Operations

	Three Months Ended March 31,
	2026	2025	$ Change
	(In thousands)
Revenues	$283,645	$128,310	$155,335
Operating Income	$24,029	$6,466	$17,563
% of Revenues	8.5%	5.0%
Three months ended March 31, 2026 vs. 2025
Revenues increased 121.1%, or $155.3 million, to $283.6 million in the three months ended March 31, 2026 compared to $128.3 million for the corresponding period of 2025. The increase was primarily related to the acquisition of Kinectrics, completed on May 20, 2025, which resulted in an increase in revenues of $105.3 million. The increase was also due to higher revenues related to on-site inspection, maintenance and refurbishment work of $23.1 million and components manufacturing of $19.2 million.
Operating income increased $17.6 million to $24.0 million in the three months ended March 31, 2026 compared to $6.5 million for the corresponding period of 2025. The increase was primarily related to the operating income impact of the changes in revenues noted above as well as a favorable shift in our product mix. These increases were partially offset by a $1.7 million increase in expenses associated with acquisition and restructuring-related activities.
Unallocated Corporate
Three months ended March 31, 2026 vs. 2025
Unallocated corporate expenses increased $8.9 million to $16.5 million in the three months ended March 31, 2026 compared to $7.6 million the corresponding period of 2025. The increase was primarily related to higher expenditures for legal and consulting costs associated with merger and acquisition related activities of $3.0 million and restructuring related activities $1.0 million when compared to the corresponding period of the prior year.
Provision for Income Taxes

	Three Months Ended March 31,
	2026	2025	$ Change
	(In thousands)
Income before Provision for Income Taxes	$107,316	$91,817	$15,499
Provision for Income Taxes	$16,127	$16,291	$(164)
Effective Tax Rate	15.0%	17.7%
We primarily operate in the U.S., Canada and various other foreign jurisdictions and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21%, our Canadian tax provision is based on the Canadian local statutory rate of approximately 25%, and other foreign jurisdictions at various enacted rates.
Our effective tax rate for the three months ended March 31, 2026 was 15.0% as compared to 17.7% for the three months ended March 31, 2025. The effective tax rates for the three months ended March 31, 2026 and March 31, 2025 were lower than the U.S. corporate federal income tax rate of 21% primarily due to excess tax benefits associated with equity compensation.
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

	March 31, 2026	December 31, 2025
	(In approximate millions)
Government Operations	$6,931	$5,541
Commercial Operations	1,720	1,720
Total Backlog	$8,651	$7,261
We do not include the value of our unconsolidated joint venture contracts in backlog.
As of March 31, 2026, our ending backlog was $8,650.8 million, which included $2,367.4 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 60% of the revenue associated with our backlog by the end of 2027, with the remainder to be recognized thereafter.
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
The value of unexercised options excluded from backlog as of March 31, 2026, including previous awards, was approximately $1,400 million. We expect $900 million to be awarded in 2030 and $500 million to be awarded in 2035, subject to annual Congressional appropriations.
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
Outstanding loans under the New Credit Facility bear interest at our option at either (i) the Term SOFR rate plus a margin ranging from 1.00% to 1.75% per year or (ii) the base rate (the highest of (x) the administrative agent's prime rate, (y) the Federal Funds rate plus 0.50% and (z) the Term SOFR rate for a one-month tenor plus 1.00%) plus a margin ranging from 0% to 0.75% per year. In addition, the Company will be charged (1) a commitment fee of between 0.15% and 0.225% per year on the unused portion of the New Credit Facility, (2) a letter of credit fee of between 1.00% and 1.75% per year with respect to the amount of each financial letter of credit issued under the New Credit Facility, and (3) a letter of credit fee of between 0.75% and 1.05% per year with respect to the amount of each performance letter of credit or commercial letter of credit issued under the New Credit Facility. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above will vary quarterly based on the Company's consolidated total net leverage ratio.
The Company may prepay all loans under the New Credit Facility at any time without premium or penalty (other than customary Term SOFR rate breakage costs), subject to notice requirements.
The New Credit Facility contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum consolidated total net leverage ratio and a minimum consolidated interest coverage ratio. If any event of default relating to bankruptcy or other insolvency events occurs with respect to the Company, the lenders’ commitments under the New Credit Facility will automatically terminate and all outstanding obligations under the New Credit Facility will immediately become due and payable. If any other event of default occurs, the lenders will be permitted to terminate their commitments under the New Credit Facility, accelerate all outstanding obligations under the New Credit Facility and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. Based on the total net leverage ratio applicable at March 31, 2026, the margin for Term SOFR and base rate loans was 1.50% and 0.50%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.50% and 0.90%, respectively, and the commitment fee for the unused portion of the New Credit Facility was 0.20%.
The New Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the New Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of March 31, 2026, we were in compliance with all covenants set forth in the New Credit Facility.
As of March 31, 2026, letters of credit issued under the New Credit Facility totaled $1.4 million. We had no outstanding borrowings and $1,248.6 million available under the New Credit Facility for borrowings and to meet letter of credit requirements.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of March 31, 2026, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.
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
We may redeem the Senior Notes due 2029, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount to be redeemed if the redemption occurs on or after April 15, 2026, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of March 31, 2026, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
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
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize surety bond facilities to support such obligations, but the issuance of surety bonds under those facilities is typically at the surety's discretion, and the surety bond facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bond capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these surety bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of March 31, 2026, surety bonds issued and outstanding under these arrangements totaled approximately $359.6 million.
Similarly, we have provided letters of credit and bank guarantees to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our New Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit and bank guarantees under our bilateral letter of credit facility is at the issuer's discretion, and our bilateral letter of credit facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our New Credit Facility. Although there can be no assurance that we will maintain our bilateral letter of credit facility capacity, we believe our current capacity, together with capacity under our New Credit Facility, is adequate to support our existing requirements for the next 12 months. As of March 31, 2026, letters of credit and bank guarantees issued and outstanding under our bilateral letter of credit facility totaled approximately $50.7 million, and such letters of credit and bank guarantees are secured by the collateral under our New Credit Facility.
Long-term Benefit Obligations
As of March 31, 2026, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $158.1 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $16.3 million for the remainder of 2026 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.
Other
Cash, Cash Equivalents, Restricted Cash and Investments
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Domestic	$453,799	$501,259
Foreign	74,475	14,188
Total	$528,274	$515,447

Our working capital increased by $53.8 million to $942.2 million at March 31, 2026 from $888.3 million at December 31, 2025, primarily due to changes in contracts in progress and advance billings on contracts due to the timing of project cash flows and decreases in accrued employee benefits offset partially by increases in accounts payable and accrued liabilities.
Our net cash provided by operating activities increased by $42.0 million to $92.6 million in the three months ended March 31, 2026, compared to cash provided by operating activities of $50.7 million in the three months ended March 31, 2025. The increase in cash provided by operating activities was primarily attributable to the timing of vendor payments and project cash flows.
Our net cash used in investing activities decreased by $109.4 million to $46.9 million in the three months ended March 31, 2026, compared to cash used in investing activities of $156.4 million in the three months ended March 31, 2025. The decrease in cash used in investing activities was primarily attributable to the acquisition of A.O.T. on January 3, 2025.
Our net cash used in financing activities increased by $119.0 million to $34.2 million in the three months ended March 31, 2026, compared to cash provided by financing activities of $84.8 million in the three months ended March 31, 2025. The increase in cash used in financing activities was primarily due to net borrowings of long-term debt of $141.9 million in the corresponding period in the prior year.
At March 31, 2026, we had restricted cash and cash equivalents totaling $8.0 million, $4.8 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.2 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At March 31, 2026, we had long-term investments with a fair value of $7.9 million and our investment portfolio consisted entirely of mutual funds. These equity securities are carried at fair value with the unrealized gains and losses reported in earnings.

Cash Requirements
As discussed in Note 2 to our condensed consolidated financial statements, we announced our intention to acquire PCG. We expect to make a significant cash investment during 2026 to complete this acquisition.
We believe we have sufficient cash and cash equivalents and borrowing capacity, along with cash generated from operations and continued access to capital markets, to satisfy our cash requirements for the next 12 months and beyond.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risks have not changed materially from those disclosed in Item 7A of our 2025 10-K.
Item 4.    CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
On May 20, 2025, we completed the acquisition of Kinectrics and started the process of integrating Kinectrics into our operations and internal control structure. Certain internal controls over financial reporting related to Kinectrics have been impacted by changes made to conform to existing controls and procedures of BWXT. Other than the changes resulting from the Kinectrics acquisition, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The integration of Kinectrics is expected to be completed in 2026.

PART II
OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
For information regarding ongoing investigations and litigation, see Note 5 to our unaudited condensed consolidated financial statements in Part I of this Report, which we incorporate by reference into this Item.
Item 1A.    RISK FACTORS
In addition to the other information in this Report, the other factors presented in Item 1A of our 2025 10-K are some of the factors that could materially affect our business, financial condition or future results. There have been no material changes to our risk factors from those disclosed in our 2025 10-K.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended March 31, 2026. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2026 - January 31, 2026	766	$182.02	—	$347.6
February 1, 2026 - February 28, 2026	90,286	$207.59	—	$347.6
March 1, 2026 - March 31, 2026	2,409	$205.96	—	$347.6
Total	93,461	$207.34	—
(1)Includes 766, 90,286 and 2,409 shares repurchased during January, February and March, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)On April 30, 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $500 million with no expiration date.
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.4	Amended and Restated Bylaws, effective August 2, 2023 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 1-34658)).

10.1	Form of Performance Restricted Stock Units Grant Agreement for Employees

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
May 4, 2026