Form 10-Q
period 2026-06-30
BWX Technologies, Inc.
filed 2026-08-03
CIK 1486957

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
For the quarterly period ended June 30, 2026.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 001-34658
BWX TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________________________________________________________________________________________

Delaware		80-0558025
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1720 Mt. Athos Road
Lynchburg,	Virginia	24504
(Address of principal executive offices)		(Zip Code)
800 Main Street, 4th Floor, Lynchburg, Virginia 24504
(Former name or former address, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at July 31, 2026 was 91,621,980.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$901,625	$764,039	$1,761,842	$1,446,297
Costs and Expenses:
Cost of operations	699,320	572,642	1,362,169	1,089,707
Research and development costs	4,167	4,565	8,266	6,578
(Gain) loss on asset disposals and impairments, net	(2)	13	123	(4,418)
Selling, general and administrative expenses	108,432	102,940	216,448	190,509
Total Costs and Expenses	811,917	680,160	1,587,006	1,282,376
Equity in Income of Investees	24,428	18,545	45,993	35,133
Operating Income	114,136	102,424	220,829	199,054
Other Income (Expense):
Interest income	4,474	551	9,388	1,273
Interest expense	(5,283)	(11,741)	(10,016)	(19,735)
Other – net	267	6,525	710	8,984
Total Other Income (Expense)	(542)	(4,665)	82	(9,478)
Income before Provision for Income Taxes	113,594	97,759	220,911	189,576
Provision for Income Taxes	24,496	19,297	40,622	35,588
Net Income	$89,098	$78,462	$180,289	$153,988
Net Income Attributable to Noncontrolling Interest	(84)	(74)	(205)	(138)
Net Income Attributable to BWX Technologies, Inc.	$89,014	$78,388	$180,084	$153,850
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$0.97	$0.86	$1.96	$1.68
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$0.97	$0.85	$1.96	$1.68
Shares used in the computation of earnings per share (Note 9):
Basic	91,720,867	91,542,967	91,692,421	91,568,526
Diluted	92,007,253	91,702,703	91,957,928	91,788,204
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited) (In thousands)
Net Income	$89,098	$78,462	$180,289	$153,988
Other Comprehensive Income (Loss):
Currency translation adjustments	(21,070)	19,703	(34,056)	23,838
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $(72), $236, $32, and $58, respectively	224	(220)	(92)	396
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) provision of $(45), $58, $(200), and $95, respectively	127	(211)	596	(343)
Amortization of benefit plan costs, net of tax benefit of $(184), $(157), $(368), and $(315), respectively	796	657	1,591	1,296
Unrealized losses arising during the period, net of tax provision of $—, $—, $—, and $(85), respectively	—	—	—	(60)
Investments:
Reclassification adjustment for gains included in net income, net of tax provision of $—, $—, $—, and $80, respectively	—	—	—	(301)
Other Comprehensive Income (Loss)	(19,923)	19,929	(31,961)	24,826
Total Comprehensive Income	69,175	98,391	148,328	178,814
Comprehensive Income Attributable to Noncontrolling Interest	(84)	(74)	(205)	(138)
Comprehensive Income Attributable to BWX Technologies, Inc.	$69,091	$98,317	$148,123	$178,676
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2026	December 31, 2025
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$608,203	$499,779
Restricted cash and cash equivalents	3,120	3,085
Accounts receivable – trade, net	198,251	220,391
Accounts receivable – other	88,979	67,858
Retainages	62,303	46,311
Contracts in progress	652,011	610,315
Inventories	46,293	46,537
Other current assets	50,877	66,078
Total Current Assets	1,710,037	1,560,354
Property, Plant and Equipment, Net	1,603,188	1,585,136
Investments	8,828	8,243
Goodwill	494,922	500,860
Deferred Income Taxes	5,882	12,275
Investments in Unconsolidated Affiliates	164,708	150,143
Intangible Assets	311,773	329,859
Other Assets	123,792	124,625
TOTAL ASSETS	$4,423,130	$4,271,495
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2026	December 31, 2025
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Accounts payable	212,881	141,289
Accrued employee benefits	86,290	117,641
Accrued liabilities – other	100,844	107,802
Advance billings on contracts	313,256	305,285
Total Current Liabilities	713,271	672,017
Long-Term Debt	2,019,897	2,015,983
Accumulated Postretirement Benefit Obligation	77,902	78,460
Environmental Liabilities	103,880	100,278
Pension Liability	69,344	78,167
Other Liabilities	104,687	93,578
Total Liabilities	3,088,981	3,038,483
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 129,006,562 and 128,720,819 shares at June 30, 2026 and December 31, 2025, respectively	1,289	1,288
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	183,530	159,884
Retained earnings	2,653,709	2,523,631
Treasury stock at cost, 37,384,981 and 37,289,582 shares at June 30, 2026 and December 31, 2025, respectively	(1,452,744)	(1,432,943)
Accumulated other comprehensive loss	(51,334)	(19,373)
Stockholders' Equity – BWX Technologies, Inc.	1,334,450	1,232,487
Noncontrolling interest	(301)	525
Total Stockholders' Equity	1,334,149	1,233,012
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,423,130	$4,271,495
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)				Total Stockholders’ Equity
	Shares	Par Value				Treasury Stock	Stockholders’ Equity	Noncontrolling Interest
	(Unaudited) (In thousands, except share and per share amounts)
Balance December 31, 2025	128,720,819	$1,288	$159,884	$2,523,631	$(19,373)	$(1,432,943)	$1,232,487	$525	$1,233,012
Net income	—	—	—	91,068	—	—	91,068	121	91,189
Dividends declared ($0.27 per share)	—	—	—	(24,875)	—	—	(24,875)	—	(24,875)
Currency translation adjustments	—	—	—	—	(12,986)	—	(12,986)	—	(12,986)
Derivative financial instruments	—	—	—	—	153	—	153	—	153
Defined benefit obligations	—	—	—	—	795	—	795	—	795
Exercises of stock options	37,687	—	2,999	—	—	—	2,999	—	2,999
Shares placed in treasury	—	—	—	—	—	(19,387)	(19,387)	—	(19,387)
Stock-based compensation charges	239,218	1	10,168	—	—	—	10,169	—	10,169
Changes to noncontrolling interests	—	—	—	—	—	—	—	(837)	(837)
Balance March 31, 2026 (unaudited)	128,997,724	$1,289	$173,051	$2,589,824	$(31,411)	$(1,452,330)	$1,280,423	$(191)	$1,280,232
Net income	—	—	—	89,014	—	—	89,014	84	89,098
Dividends declared ($0.27 per share)	—	—	—	(25,129)	—	—	(25,129)	—	(25,129)
Currency translation adjustments	—	—	—	—	(21,070)	—	(21,070)	—	(21,070)
Derivative financial instruments	—	—	—	—	351	—	351	—	351
Defined benefit obligations	—	—	—	—	796	—	796	—	796
Available-for-sale investments	—	—	—	—	—	—	—	—	—
Exercises of stock options	6,742	—	529	—	—	—	529	—	529
Shares placed in treasury	—	—	—	—	—	(414)	(414)	—	(414)
Stock-based compensation charges	2,096	—	9,950	—	—	—	9,950	—	9,950
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(194)	(194)
Balance June 30, 2026 (unaudited)	129,006,562	$1,289	$183,530	$2,653,709	$(51,334)	$(1,452,744)	$1,334,450	$(301)	$1,334,149

Balance December 31, 2024	128,320,295	$1,283	$228,889	$2,287,151	$(48,211)	$(1,388,432)	$1,080,680	$(276)	$1,080,404
Net income	—	—	—	75,462	—	—	75,462	64	75,526
Dividends declared ($0.25 per share)	—	—	—	(23,082)	—	—	(23,082)	—	(23,082)
Currency translation adjustments	—	—	—	—	4,135	—	4,135	—	4,135
Derivative financial instruments	—	—	—	—	484	—	484	—	484
Defined benefit obligations	—	—	—	—	639	—	639	—	639
Available-for-sale investments	—	—	—	—	(361)	—	(361)	—	(361)
Exercises of stock options	13,601	—	388	—	—	—	388	—	388
Shares placed in treasury	—	—	—	—	—	(43,100)	(43,100)	—	(43,100)
Stock-based compensation charges	310,192	3	5,044	—	—	—	5,047	—	5,047
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)
Balance March 31, 2025 (unaudited)	128,644,088	$1,286	$234,321	$2,339,531	$(43,314)	$(1,431,532)	$1,100,292	$(257)	$1,100,035
Net income	—	—	—	78,388	—	—	78,388	74	78,462
Dividends declared ($0.25 per share)	—	—	—	(23,182)	—	—	(23,182)	—	(23,182)
Currency translation adjustments	—	—	—	—	19,703	—	19,703	—	19,703
Derivative financial instruments	—	—	—	—	(431)	—	(431)	—	(431)
Defined benefit obligations	—	—	—	—	657	—	657	—	657
Available-for-sale investments	—	—	—	—	—	—	—	—	—
Exercises of stock options	746	—	59	—	—	—	59	—	59
Shares placed in treasury	—	—	—	—	—	(10)	(10)	—	(10)
Stock-based compensation charges	35,346	—	8,688	—	—	—	8,688	—	8,688
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(75)	(75)
Balance June 30, 2025 (unaudited)	128,680,180	$1,286	$243,068	$2,394,737	$(23,385)	$(1,431,542)	$1,184,164	$(258)	$1,183,906
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$180,289	$153,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,375	51,171
Income of investees, net of dividends	(15,925)	(2,700)
(Gain) loss on asset disposals and impairments - net	123	(4,418)
Recognition of losses for pension and postretirement plans	1,958	1,627
Stock-based compensation expense	20,117	13,735
Other, net	4,451	(9,366)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	6,691	(465)
Accounts payable	71,430	6,875
Retainages	(15,992)	(7,045)
Contracts in progress and advance billings on contracts	(35,408)	7,754
Income taxes	670	22,558
Accrued and other current liabilities	(4,228)	19,382
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(36,448)	(33,656)
Other, net	10,900	(9,747)
NET CASH PROVIDED BY OPERATING ACTIVITIES	249,003	209,693
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(83,937)	(66,098)
Acquisition of businesses, net of cash acquired	—	(538,184)
Sales and maturities of securities	—	3,397
Investments, net of return of capital, in equity method investees	(180)	(33,000)
Other, net	(322)	4,405
NET CASH USED IN INVESTING ACTIVITIES	(84,439)	(629,480)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	758,400
Repayments of long-term debt	—	(284,650)
Repurchases of common stock	—	(30,000)
Dividends paid to common shareholders	(50,444)	(46,798)
Cash paid for shares withheld to satisfy employee taxes	(19,532)	(12,883)
Settlements of forward contracts, net	10,263	1,657
Other, net	2,715	100
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(56,998)	385,826
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,503	(2,475)
TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	109,069	(36,436)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	507,204	80,571
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$616,273	$44,135
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,505	$30,036
Income taxes (net of refunds)	$38,329	$11,890
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$20,832	$15,575
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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
Reportable Segments
We operate in two reportable segments: Government Operations and Commercial Operations. Our reportable segments are further described as follows:
•Our Government Operations segment manufactures naval nuclear reactors, including the related nuclear fuel, for the U.S. Naval Nuclear Propulsion Program for use in submarines and aircraft carriers. Through this segment, we also fabricate fuel-bearing precision components that range in weight from a few grams to hundreds of tons, manufacture electro-mechanical equipment, perform design, manufacturing, inspection, assembly and testing activities and downblend Cold War-era government stockpiles of high-enriched uranium, develop capabilities related to the manufacture of high-purity depleted uranium, design advanced reactors and manufacture other advanced materials and products for commercial, military and space applications. In addition, we supply proprietary and sole-source valves, manifolds and fittings to global naval and commercial shipping customers. In-house capabilities also include wet chemistry uranium processing, advanced heat treatment to optimize component material properties and a controlled, clean-room environment with the capacity to assemble railcar-size components. This segment also provides various other services, primarily through joint ventures, to the U.S. and Canadian Governments including nuclear materials management and operation, environmental management and administrative and operating services for various Government-owned facilities. These services are provided to the U.S. Department of Energy, including the National Nuclear Security Administration, the Office of Nuclear Energy, the Office of Science and the Office of Environmental Management, the Department of War (also known as the Department of Defense), NASA and Canadian Nuclear Laboratories. In addition, this segment also develops technology for advanced nuclear reactors for a variety of power and propulsion applications in the space and terrestrial domains and offers complete advanced nuclear fuel and reactor design and engineering, licensing and manufacturing services for these programs.
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

See Note 3 and Note 8 for financial information about our segments. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and notes included in our 2025 10-K.
Recently Adopted Accounting Standards
There were no accounting standards adopted during the six months ended June 30, 2026 that had a significant impact on our financial position, results of operations, cash flows or disclosures.
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
Our effective tax rate for the three months ended June 30, 2026 was 21.6% as compared to 19.7% for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 approximated the U.S. corporate federal income tax rate of 21% due to benefits from U.S. federal research and development tax credits offset by excess tax expense associated with non-deductible executive compensation. The effective tax rate for the three months ended June 30, 2025 was lower than the U.S. corporate income tax rate of 21% primarily due to benefits from U.S. federal research and development tax credits and excess tax benefits associated with equity compensation.
Our effective tax rate for the six months ended June 30, 2026 was 18.4% as compared to 18.8% for the six months ended June 30, 2025. The effective tax rates for the six months ended June 30, 2026 and June 30, 2025 were both lower than the U.S. corporate federal income tax rate of 21% primarily due to benefits from U.S. federal research and development tax credits and excess tax benefits associated with equity compensation.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statements of cash flows:

	June 30, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents	$608,203	$499,779
Restricted cash and cash equivalents (1)	3,120	3,085
Restricted cash and cash equivalents included in Other Assets (2)	4,950	4,340
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statements of cash flows	$616,273	$507,204
(1)Held to meet reinsurance reserve requirements of our captive insurer.
(2)Held for future decommissioning of facilities.
Inventories
At June 30, 2026 and December 31, 2025, we had inventories totaling $46.3 million and $46.5 million, respectively, consisting almost entirely of raw materials and supplies.
Property, Plant and Equipment, Net
Property, plant and equipment is stated at cost and is set forth below:

	June 30, 2026	December 31, 2025
	(In thousands)
Land	$53,722	$54,802
Buildings	564,746	519,901
Machinery and equipment	1,331,245	1,286,010
Property under construction	666,100	693,992
Property, Plant and Equipment, Gross	2,615,813	2,554,705
Less: Accumulated depreciation	1,012,625	969,569
Property, Plant and Equipment, Net	$1,603,188	$1,585,136
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Currency translation adjustments	$(36,076)	$(2,020)
Net unrealized gain on derivative financial instruments	510	6
Unrecognized prior service cost on benefit obligations	(15,674)	(17,265)
Net unrealized loss on available-for-sale investments	(94)	(94)
Accumulated other comprehensive loss	$(51,334)	$(19,373)

The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized (losses) gains on derivative financial instruments	$(24)	$192	$(902)	$115	Revenues
	(148)	77	106	323	Cost of operations
	(172)	269	(796)	438	Total before tax
	45	(58)	200	(95)	Provision for Income Taxes
	$(127)	$211	$(596)	$343	Net Income
Amortization of prior service cost on benefit obligations	$(980)	$(814)	$(1,959)	$(1,611)	Other – net
	184	157	368	315	Provision for Income Taxes
	$(796)	$(657)	$(1,591)	$(1,296)	Net Income
Realized gains on investments	$—	$—	$—	$381	Other – net
	—	—	—	(80)	Provision for Income Taxes
	$—	$—	$—	$301	Net Income
Total reclassification for the period	$(923)	$(446)	$(2,187)	$(652)
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At June 30, 2026, we had deferred approximately $0.5 million of net gains on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended June 30, 2026 and 2025, we recognized losses of $2.5 million and $22.1 million, respectively, and for the six months ended June 30, 2026 and 2025, we recognized losses of $6.6 million and $20.4 million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedging instruments.
At June 30, 2026, our derivative financial instruments consisted of FX forward contracts with a total notional value of $206.8 million with maturities extending to December 2028. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.

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
NOTE 2 - ACQUISITIONS AND DIVESTITURES
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

Our final purchase price allocation resulted in the recognition of $174.9 million of Property, Plant and Equipment, $132.6 million of Goodwill, $151.3 million of Intangible Assets, $39.5 million of Investments in Unconsolidated Affiliates and

$25.4 million of net working capital, net of acquired Pension Liabilities and Other Postretirement Obligations totaling $90.3 million.

The intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
Trade name	$35,900	Indefinite
Developed technology	$7,900	20 years
Customer relationships	$107,500	20 years
Precision Components Group, LLC
On April 20 2026, we entered into an agreement to acquire Precision Components Group, LLC ("PCG"), including its subsidiaries Precision Custom Components and DC Fabricators. This acquisition was subsequently completed on July 1, 2026.
PCG was a privately held U.S. manufacturer of complex, heavy-walled and heat-transfer components. The acquisition will expand BWXT’s heavy-manufacturing footprint and establish additional U.S. commercial nuclear production capacity to serve growing domestic demand. PCG will be reported as part of our Commercial Operations segment. As of the date of this filing, we have not completed a preliminary purchase price allocation.
Sale of Medical Business
On July 31, 2026, we entered into a definitive agreement to sell our medical business, which includes BWXT Medical and Kinectrics' stable medical isotope business, to Nordic Capital in a transaction valued at up to $800 million. Under the agreement, BWXT will continue to provide specialized isotope and radiochemical expertise to Nordic Capital and will retain a minority interest in the divested business. The transaction is subject to customary regulatory approvals and is expected to be completed in 2026 or in the first quarter of 2027.
NOTE 3 – REVENUE RECOGNITION
As described in Note 1, our operations are assessed based on two reportable segments.
Disaggregated Revenues
Revenues by geographic area and customer type were as follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$560,184	$—	$560,184	$513,749	$—	$513,749
Non-Government	27,886	48,264	76,150	69,873	24,852	94,725
	$588,070	$48,264	$636,334	$583,622	$24,852	$608,474
Canada:
Government	$4,835	$—	$4,835	$10	$—	$10
Non-Government	237	224,295	224,532	65	141,161	141,226
	$5,072	$224,295	$229,367	$75	$141,161	$141,236
Other:
Government	$2,653	$—	$2,653	$3,725	$—	$3,725
Non-Government	5,496	29,953	35,449	1,537	10,126	11,663
	$8,149	$29,953	$38,102	$5,262	$10,126	$15,388
Segment Revenues	$601,291	$302,512	903,803	$588,959	$176,139	765,098
Eliminations			(2,178)			(1,059)
Revenues			$901,625			$764,039

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$1,094,124	$—	$1,094,124	$1,039,044	$—	$1,039,044
Non-Government	53,150	87,913	141,063	94,146	40,914	135,060
	$1,147,274	$87,913	$1,235,187	$1,133,190	$40,914	$1,174,104
Canada:
Government	$17,978	$—	$17,978	$112	$—	$112
Non-Government	237	443,771	444,008	122	242,778	242,900
	$18,215	$443,771	$461,986	$234	$242,778	$243,012
Other:
Government	$6,049	$—	$6,049	$7,596	$—	$7,596
Non-Government	7,653	54,474	62,127	3,226	20,757	23,983
	$13,702	$54,474	$68,176	$10,822	$20,757	$31,579
Segment Revenues	$1,179,191	$586,158	1,765,349	$1,144,246	$304,449	1,448,695
Eliminations			(3,507)			(2,398)
Revenues			$1,761,842			$1,446,297

Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$592,459	$267,898	$860,357	$586,443	$153,085	$739,528
Point-in-time	8,832	34,614	43,446	2,516	23,054	25,570
Segment Revenues	$601,291	$302,512	903,803	$588,959	$176,139	765,098
Eliminations			(2,178)			(1,059)
Revenues			$901,625			$764,039

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$1,165,630	$519,392	$1,685,022	$1,136,989	$256,306	$1,393,295
Point-in-time	13,561	66,766	80,327	7,257	48,143	55,400
Segment Revenues	$1,179,191	$586,158	1,765,349	$1,144,246	$304,449	1,448,695
Eliminations			(3,507)			(2,398)
Revenues			$1,761,842			$1,446,297

Revenues by contract type were as follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$103,881	$767	$104,648	$220,653	$3,517	$224,170
Firm-Fixed-Price	395,790	202,292	598,082	259,153	118,365	377,518
Cost-Plus Fee	101,298	881	102,179	109,107	—	109,107
Time-and-Materials	322	98,572	98,894	46	54,257	54,303
Segment Revenues	$601,291	$302,512	903,803	$588,959	$176,139	765,098
Eliminations			(2,178)			(1,059)
Revenues			$901,625			$764,039

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$366,765	$768	$367,533	$429,205	$7,844	$437,049
Firm-Fixed-Price	612,466	364,796	977,262	515,015	210,305	725,320
Cost-Plus Fee	199,432	10,746	210,178	199,896	—	199,896
Time-and-Materials	528	209,848	210,376	130	86,300	86,430
Segment Revenues	$1,179,191	$586,158	1,765,349	$1,144,246	$304,449	1,448,695
Eliminations			(3,507)			(2,398)
Revenues			$1,761,842			$1,446,297

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Revenues (1)	$8,811	$17,520	$3,509	$5,930
Operating Income (1)	$7,037	$17,605	$1,310	$6,046
(1)During the three and six months ended June 30, 2026, no adjustments to any one contract had a material impact on our consolidated financial statements. During the three and six months ended June 30, 2025, our Government Operations segment results were favorably impacted by material contract adjustments related to a nuclear operations contract resulting in an increase in revenue and operating income of $29.4 million.

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

	June 30,	December 31,
	2026	2025
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$622,287	$594,749
Retainages	$62,303	$46,311
Advance billings on contracts	$313,256	$305,285
During the three months ended June 30, 2026 and 2025, we recognized $79.3 million and $54.1 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year. During the six months ended June 30, 2026 and 2025, we recognized $146.6 million and $123.6 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. At June 30, 2026, our remaining performance obligations were $8,398.1 million. We expect to recognize approximately 55% of the revenue associated with our remaining performance obligations by the end of 2027, with the remainder to be recognized thereafter.
NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended June 30, 2026 and 2025, these amounts were $5.1 million and $3.3 million, respectively. For the six months ended June 30, 2026 and 2025, these amounts were $10.4 million and $5.0 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended June 30, 2026 and 2025, these amounts were $(4.0) million and $(2.0) million, respectively. For the six months ended June 30, 2026 and 2025, these amounts were $(8.0) million and $(3.7) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	(In thousands)
Service cost	$4,584	$2,897	$9,289	$4,580	$533	$384	$1,088	$469
Interest cost	16,451	13,782	33,145	25,235	949	869	1,921	1,401
Expected return on plan assets	(21,901)	(16,987)	(44,103)	(30,991)	(480)	(487)	(960)	(973)
Amortization of prior service cost	958	792	1,915	1,583	22	22	44	44
Net periodic benefit loss	$92	$484	$246	$407	$1,024	$788	$2,093	$941

NOTE 5 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.
NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at June 30, 2026:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$8,828	$—	$8,828	$—	$—
Total	$8,828	$—	$8,828	$—	$—
The following is a summary of our investments measured at fair value at December 31, 2025:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$8,243	$—	$8,243	$—	$—
Total	$8,243	$—	$8,243	$—	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At June 30, 2026 and December 31, 2025, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $2.1 million and $5.2 million, respectively. Derivative assets and liabilities are included in Accounts receivable – other and Accounts payable, respectively, on our condensed consolidated balance sheets.
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
Long-term and short-term debt. We base the fair values of debt instruments, including our Senior Notes, on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At June 30, 2026, the fair value of the Senior Notes due 2028, Senior Notes due 2029, and 2030 Notes was $392.1 million, $387.2 million, and $1.279 billion, respectively. At December 31, 2025, their fair values were $392.9 million, $389.3 million, and $1.194 billion, respectively. The fair value of our remaining debt instruments approximated their carrying values at June 30, 2026 and December 31, 2025.
Note receivable. Included in Other current assets is a note receivable related to a third-party loan. We base the fair value of this level 2 note receivable instrument on the present value of future cash flows discounted at market interest rates for financial instruments with similar quality and terms. At June 30, 2026 and December 31, 2025, the carrying value of our note receivable was $6.0 million and $6.4 million, respectively, and approximated its fair value.

NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended June 30, 2026 and 2025 totaled $10.0 million and $8.4 million, respectively, with associated tax benefit totaling $2.2 million and $1.7 million, respectively. Stock-based compensation recognized for all of our plans for the six months ended June 30, 2026 and 2025 totaled $20.1 million and $13.4 million, respectively, with associated tax benefit totaling $4.5 million and $2.7 million, respectively.
NOTE 8 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on two reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
REVENUES:
Government Operations	$601,291	$588,959	$1,179,191	$1,144,246
Commercial Operations	302,512	176,139	586,158	304,449
Eliminations	(2,178)	(1,059)	(3,507)	(2,398)
	$901,625	$764,039	$1,761,842	$1,446,297

SEGMENT EXPENSES:
Government Operations
Research and Development Costs	$3,004	$1,924	$5,968	$3,375
Gains on Asset Disposals and Impairments, Net	(3)	—	(3)	(4,431)
Other Segment Expenses (1)	515,244	495,979	1,010,715	973,088
	518,245	$497,903	$1,016,680	$972,032
Commercial Operations
Research and Development Costs	$1,163	$2,641	$2,299	$3,203
Losses on Asset Disposals and Impairments, Net	1	13	126	13
Other Segment Expenses (1)	278,812	166,792	539,057	288,074
	279,976	169,446	541,482	291,290
Total Segment Expenses	$798,221	$667,349	$1,558,162	$1,263,322

OPERATING INCOME
Government Operations	$105,678	$109,417	$204,819	$207,163
Commercial Operations	24,332	6,877	48,361	13,342
	130,010	$116,294	$253,180	$220,505
Unallocated Corporate (2)	(15,874)	(13,870)	(32,351)	(21,451)
Total Operating Income (3)	$114,136	$102,424	$220,829	$199,054
Other Income (Expense)	(542)	(4,665)	82	(9,478)
Income before Provision for Income Taxes	$113,594	$97,759	$220,911	$189,576
(1)Other segment expenses include the total cost of operations and selling, general, and administrative expenses.
(2)Unallocated Corporate includes general corporate overhead not allocated to segments in addition to losses on asset disposals and impairments, net.
(3)The following amounts are included in Operating Income:

Equity in Income of Investees:
Government Operations	$22,633	$18,362	$42,308	$34,950
Commercial Operations	1,795	183	3,685	183
	$24,428	$18,545	$45,993	$35,133

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
CAPITAL EXPENDITURES:
Government Operations	$15,546	$15,770	$42,644	$34,270
Commercial Operations	24,011	16,701	$38,296	29,910
Segment Capital Expenditures	$39,557	$32,471	$80,940	$64,180
Corporate Capital Expenditures	1,874	258	$2,997	1,918
Total Capital Expenditures	$41,431	$32,729	$83,937	$66,098
DEPRECIATION AND AMORTIZATION:
Government Operations	$20,758	$19,222	$39,290	$37,318
Commercial Operations	8,819	6,243	$17,567	10,262
Segment Depreciation and Amortization	$29,577	$25,465	$56,857	$47,580
Corporate Depreciation and Amortization	1,785	1,794	$3,518	3,591
Total Depreciation and Amortization	$31,362	$27,259	$60,375	$51,171
Information about our Product and Service Lines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
REVENUES:
Government Operations:
Nuclear Components and Fuel	$472,463	$428,552	$920,867	$869,631
Uranium Processing and Nuclear Services	104,467	121,690	$205,747	204,855
Advanced Reactor Design and Engineering	24,361	38,717	$52,577	69,760
	$601,291	$588,959	$1,179,191	$1,144,246
Commercial Operations:
Nuclear Manufacturing	$129,115	$104,775	$249,321	$190,985
Nuclear Services and Engineering	173,397	71,364	$336,837	113,464
	$302,512	$176,139	$586,158	$304,449
Eliminations	(2,178)	(1,059)	(3,507)	(2,398)
	$901,625	$764,039	$1,761,842	$1,446,297
Information about our Consolidated Operations in Different Geographic Areas:

	June 30, 2026	December 31, 2025
	(In thousands)
NET PROPERTY, PLANT AND EQUIPMENT:
United States	$877,684	$870,374
Canada	707,840	701,723
All Other Countries	17,664	13,039
	$1,603,188	$1,585,136
See Note 3 for revenues by geographic area for each of our segments.

Information about our Major Customers:
In the three months ended June 30, 2026 and 2025, sales to the U.S. Government accounted for approximately 87% and 86% of our Government Operations segment revenues, respectively. In the six months ended June 30, 2026 and 2025, sales to the U.S. Government accounted for approximately 88% and 89% of our Government Operations segment revenues, respectively. In the three months ended June 30, 2026 and 2025, sales to large utility customers accounted for approximately 54% and 60% of our Commercial Operations segment revenues, respectively. In the six months ended June 30, 2026 and 2025, sales to large utility customers accounted for approximately 57% and 66% of our Commercial Operations segment revenues, respectively.
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
NOTE 9 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$89,014	$78,388	$180,084	$153,850
Weighted-average common shares	91,720,867	91,542,967	91,692,421	91,568,526
Basic earnings per common share	$0.97	$0.86	$1.96	$1.68
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$89,014	$78,388	$180,084	$153,850
Weighted-average common shares (basic)	91,720,867	91,542,967	91,692,421	91,568,526
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	286,386	159,736	265,507	219,678
Adjusted weighted-average common shares	92,007,253	91,702,703	91,957,928	91,788,204
Diluted earnings per common share	$0.97	$0.85	$1.96	$1.68
(1)At June 30, 2026 and 2025, we excluded 49,503 and 520,328 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

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
Through this segment, we engineer, design and manufacture precision naval nuclear components, reactors and nuclear fuel for the U.S. Department of Energy/National Nuclear Security Administration Naval Nuclear Propulsion Program. In addition, this segment downblends Cold War-era government stockpiles of high-enriched uranium, develops and manufactures advanced materials and products for commercial, military and space applications and supplies proprietary and sole-source valves, manifolds and fittings to global naval and commercial shipping customers. As a supplier of major nuclear components for certain U.S. Government programs, this segment is a significant participant in the defense industry.
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
Acquisitions and Dispositions
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

Precision Components Group, LLC
On April 20, 2026, we entered into an agreement to acquire Precision Components Group, LLC ("PCG"), including its subsidiaries Precision Custom Components and DC Fabricators. This acquisition was subsequently completed on July 1, 2026.
PCG was a privately held U.S. manufacturer of complex, heavy-walled and heat-transfer components. The acquisition will expand BWXT’s heavy-manufacturing footprint and establish additional U.S. commercial nuclear production capacity to serve growing domestic demand. PCG will be reported as part of our Commercial Operations segment.
See Note 2 to our condensed consolidated financial statements for additional information about our recent acquisition activity.
Sale of Medical Business
On July 31, 2026, we entered into a definitive agreement to sell our medical business, which includes BWXT Medical and Kinectrics' stable medical isotope business, to Nordic Capital in a transaction valued at up to $800 million. Under the agreement, BWXT will continue to provide specialized isotope and radiochemical expertise to Nordic Capital and will retain a minority interest in the divested business. The transaction is subject to customary regulatory approvals and is expected to be completed in 2026 or in the first quarter of 2027.
Critical Accounting Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 of our 2025 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2026.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Revenues (1)	$8,811	$17,520	$3,509	$5,930
Operating Income (1)	$7,037	$17,605	$1,310	$6,046
(1)During the three and six months ended June 30, 2026, no adjustments to any one contract had a material impact on our consolidated financial statements. During the three and six months ended June 30, 2025, our Government Operations segment results were favorably impacted by material contract adjustments related to a nuclear operations contract resulting in an increase in revenue and operating income of $29.4 million.
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

Results of Operations – Three and Six Months Ended June 30, 2026 vs. Three and Six Months Ended June 30, 2025
Selected financial highlights are presented in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
	(In thousands)
REVENUES:
Government Operations	$601,291	$588,959	$12,332	$1,179,191	$1,144,246	$34,945
Commercial Operations	302,512	176,139	126,373	586,158	304,449	281,709
Eliminations	(2,178)	(1,059)	(1,119)	(3,507)	(2,398)	(1,109)
	$901,625	$764,039	$137,586	$1,761,842	$1,446,297	$315,545
OPERATING INCOME:
Government Operations	$105,678	$109,417	$(3,739)	$204,819	$207,163	$(2,344)
Commercial Operations	24,332	6,877	17,455	48,361	13,342	35,019
	$130,010	$116,294	$13,716	$253,180	$220,505	$32,675
Unallocated Corporate	(15,874)	(13,870)	(2,004)	(32,351)	(21,451)	(10,900)
Total Operating Income	$114,136	$102,424	$11,712	$220,829	$199,054	$21,775
Consolidated Results of Operations
Three months ended June 30, 2026 vs. 2025
Consolidated revenues increased 18.0%, or $137.6 million, to $901.6 million in the three months ended June 30, 2026 compared to $764.0 million for the corresponding period of 2025, due to increases in our Government Operations and Commercial Operations segments of $12.3 million and $126.4 million, respectively.
Consolidated operating income increased $11.7 million to $114.1 million in the three months ended June 30, 2026 compared to $102.4 million for the corresponding period of 2025 due to an increase in our Commercial Operations segment of $17.5 million, partially offset by a decrease in our Government Operations segment of $3.7 million and an increase in Unallocated Corporate expenses of $2.0 million when compared to the corresponding period in the prior year.
Six months ended June 30, 2026 vs. 2025
Consolidated revenues increased 21.8%, or $315.5 million, to $1,761.8 million in the six months ended June 30, 2026 compared to $1,446.3 million for the corresponding period of 2025, due to increases in our Government Operations and Commercial Operations segments of $34.9 million and $281.7 million, respectively.
Consolidated operating income increased $21.8 million to $220.8 million in the six months ended June 30, 2026 compared to $199.1 million for the corresponding period of 2025 due to an increase in our Commercial Operations segment of $35.0 million, partially offset by a decrease in operating income in our Government Operations segment of $2.3 million and an increase in Unallocated Corporate expenses of $10.9 million when compared to the corresponding period in the prior year.
Government Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
	(In thousands)
Revenues	$601,291	$588,959	$12,332	$1,179,191	$1,144,246	$34,945
Operating Income	$105,678	$109,417	$(3,739)	$204,819	$207,163	$(2,344)
% of Revenues	17.6%	18.6%		17.4%	18.1%

Three months ended June 30, 2026 vs. 2025
Revenues increased $12.3 million, or 2.1%, to $601.3 million in the three months ended June 30, 2026 compared to $589.0 million for the corresponding period of 2025. The increase was primarily due to contributions from enrichment operations.
Operating income decreased $3.7 million to $105.7 million in the three months ended June 30, 2026 compared to $109.4 million for the corresponding period of 2025 due to favorable contract adjustments in the corresponding period of the prior year offset by the operating income impact of the changes in revenue noted above.
Six months ended June 30, 2026 vs. 2025
Revenues increased $34.9 million, or 3.1% to $1,179.2 million in the six months ended June 30, 2026 compared to $1,144.2 million for the corresponding period of 2025. The increase was primarily driven by an increase in revenues of $19.6 million associated with A.O.T. and contributions from enrichment operations. These increases were partially offset by a decrease in revenues associated with our advanced technologies business when compared to the corresponding period of the prior year.
Operating income decreased $2.3 million to $204.8 million in the six months ended June 30, 2026 compared to $207.2 million for the corresponding period of 2025, due to favorable contract adjustments in the corresponding period of the prior year offset by the operating income impact of the changes in revenue noted above.
Commercial Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
	(In thousands)
Revenues	$302,512	$176,139	$126,373	$586,158	$304,449	$281,709
Operating Income	$24,332	$6,877	$17,455	$48,361	$13,342	$35,019
% of Revenues	8.0%	3.9%		8.3%	4.4%
Three months ended June 30, 2026 vs. 2025
Revenues increased 71.7%, or $126.4 million, to $302.5 million in the three months ended June 30, 2026 compared to $176.1 million for the corresponding period of 2025. The increase was primarily related to the acquisition of Kinectrics, completed on May 20, 2025, which resulted in an increase in revenues of $68.3 million. The increase was also due to higher revenues relating to on-site inspection, maintenance, modification and refurbishment work of $31.8 million and fuel handling and engineering services and parts manufacturing of $19.6 million.
Operating income increased $17.5 million to $24.3 million in the three months ended June 30, 2026 compared to $6.9 million for the corresponding period of 2025. The increase was primarily related to the operating income impact of the changes in revenues noted above as well as a favorable shift in our product mix when compared to the corresponding period of the prior year.
Six months ended June 30, 2026 vs. 2025
Revenues increased 92.5%, or $281.7 million to $586.2 million in the six months ended June 30, 2026 compared to $304.4 million for the corresponding period of 2025. The increase was primarily related to the acquisition of Kinectrics, completed on May 20, 2025, which resulted in an increase in revenues of $173.5 million. The increase was also due to higher revenues related to fuel handling and engineered service and parts manufacturing of $47.8 million, on-site inspection, maintenance and refurbishment work of $29.4 million and components manufacturing of $21.1 million.
Operating income increased $35.0 million to $48.4 million in the six months ended June 30, 2026 compared to $13.3 million for the corresponding period of 2025. The increase was primarily related to the operating income impact of the changes in revenue noted above as well as a favorable shift in our product mix when compared to the corresponding period of the prior year.

Unallocated Corporate
Three months ended June 30, 2026 vs. 2025
Unallocated corporate expenses increased $2.0 million to $15.9 million in the three months ended June 30, 2026 compared to $13.9 million the corresponding period of 2025. The increase was primarily due to higher healthcare costs related to the timing of claims.
Six months ended June 30, 2026 vs. 2025
Unallocated corporate expenses increased $10.9 million in the six months ended June 30, 2026 compared to the corresponding period of 2025. The increase was primarily due to higher expenditures for legal and consulting costs associated with merger and acquisition related activities of $3.1 million and higher healthcare costs related to the timing of claims.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
	(In thousands)
Income before Provision for Income Taxes	$113,594	$97,759	$15,835	$220,911	$189,576	$31,335
Provision for Income Taxes	$24,496	$19,297	$5,199	$40,622	$35,588	$5,034
Effective Tax Rate	21.6%	19.7%		18.4%	18.8%
We primarily operate in the U.S., Canada and various other foreign jurisdictions and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21%, our Canadian tax provision is based on the Canadian local statutory rate of approximately 25%, and other foreign jurisdictions at various enacted rates.
Our effective tax rate for the three months ended June 30, 2026 was 21.6% as compared to 19.7% for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 approximated the U.S. corporate federal income tax rate of 21% due to benefits from U.S. federal research and development tax credits offset by excess tax expense associated with non-deductible executive compensation. The effective tax rate for the three months ended June 30, 2025 was lower than the U.S. corporate income tax rate of 21% primarily due to benefits from U.S. federal research and development tax credits and excess tax benefits associated with equity compensation.
Our effective tax rate for the six months ended June 30, 2026 was 18.4% as compared to 18.8% for the six months ended June 30, 2025. The effective tax rates for the six months ended June 30, 2026 and June 30, 2025 were lower than the U.S. corporate federal income tax rate of 21% primarily due to benefits from U.S. federal research and development tax credits and excess tax benefits associated with equity compensation.
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

	June 30, 2026	December 31, 2025
	(In approximate millions)
Government Operations	$6,798	$5,541
Commercial Operations	1,600	1,720
Total Backlog	$8,398	$7,261
We do not include the value of our unconsolidated joint venture contracts in backlog.
As of June 30, 2026, our ending backlog was $8,398.1 million, which included $2,256.4 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 55% of the revenue associated with our backlog by the end of 2027, with the remainder to be recognized thereafter.
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
The value of unexercised options excluded from backlog as of June 30, 2026, including previous awards, was approximately $1,400 million. We expect $900 million to be awarded in 2030 and $500 million to be awarded in 2035, subject to annual Congressional appropriations.
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
The New Credit Facility is scheduled to mature on November 10, 2030, subject to an early maturity trigger if on any date the aggregate outstanding principal amount of unsecured indebtedness due within 91 days thereof is in excess of 100% of EBITDA, as defined in the New Credit Facility, for the last four full fiscal quarters. However, this early maturity trigger will not apply if (1) the total Net Leverage Ratio is less than or equal to 2.00 to 1.00 or (2) liquidity is at least 125% of such outstanding unsecured indebtedness. The Company’s obligations under the New Credit Facility are guaranteed by the same guarantors that guarantee the 2030 Notes. The New Credit Facility is secured by first-priority liens on certain assets owned by the Company and the guarantors (other than its subsidiaries comprising a portion of its Government Operations segment), provided such liens may be released if the Company obtains investment grade ratings (with a stable outlook or better) from two of the three primary rating agencies, and no default or event of default exists.
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
The New Credit Facility contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum consolidated total net leverage ratio and a minimum consolidated interest coverage ratio. If any event of default relating to bankruptcy or other insolvency events occurs with respect to the Company, the lenders’ commitments under the New Credit Facility will automatically terminate and all outstanding obligations under the New Credit Facility will immediately become due and payable. If any other event of default occurs, the lenders will be permitted to terminate their commitments under the New Credit Facility, accelerate all outstanding obligations under the New Credit Facility and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. Based on the total net leverage ratio applicable at June 30, 2026, the margin for Term SOFR and base rate loans was 1.50% and 0.50%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.50% and 0.90%, respectively, and the commitment fee for the unused portion of the New Credit Facility was 0.20%.
The New Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the New Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of June 30, 2026, we were in compliance with all covenants set forth in the New Credit Facility.
As of June 30, 2026, letters of credit issued under the New Credit Facility totaled $1.4 million. We had no outstanding borrowings and $1,248.6 million available under the New Credit Facility for borrowings and to meet letter of credit requirements.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of June 30, 2026, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.

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
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of June 30, 2026, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
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
Before August 1, 2030, noteholders will have the right to convert their 2030 Notes only under the following circumstances: (1) during any fiscal quarter, if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter; (2) during the five consecutive business days immediately after any ten consecutive trading day period if the trading price per $1,000 principal amount of 2030 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on each Trading Day; (3) upon the occurrence of specified corporate events or distributions on the common stock as set forth in the Indenture; or (4) if the Company calls the 2030 Notes for redemption.
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
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize surety bond facilities to support such obligations, but the issuance of surety bonds under those facilities is typically at the surety's discretion, and the surety bond facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bond capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these surety bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of June 30, 2026, surety bonds issued and outstanding under these arrangements totaled approximately $355.4 million.
Similarly, we have provided letters of credit and bank guarantees to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our New Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit and bank guarantees under our bilateral letter of credit facility is at the issuer's discretion, and our bilateral letter of credit facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our New Credit Facility. Although there can be no assurance that we will maintain our bilateral letter of credit facility capacity, we believe our current capacity, together with capacity under our New Credit Facility, is adequate to support our existing requirements for the next 12 months. As of June 30, 2026, letters of credit and bank guarantees issued and outstanding under our bilateral letter of credit facility totaled approximately $36.2 million, and such letters of credit and bank guarantees are secured by the collateral under our New Credit Facility.

Long-term Benefit Obligations
As of June 30, 2026, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $152.0 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $15.8 million for the remainder of 2026 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.
Other
Cash, Cash Equivalents, Restricted Cash and Investments
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Domestic	$538,158	$501,259
Foreign	86,943	14,188
Total	$625,101	$515,447

Our working capital increased by $108.5 million to $996.8 million at June 30, 2026 from $888.3 million at December 31, 2025, due to favorable changes in contracts in progress and advance billings on contracts due to the timing of project cash flows and decreases in accrued employee benefits offset partially by increases in accounts payable.
Our net cash provided by operating activities increased by $39.3 million to $249.0 million in the six months ended June 30, 2026, compared to cash provided by operating activities of $209.7 million in the six months ended June 30, 2025. The increase in cash provided by operating activities was primarily attributable to favorable changes on the timing of vendor payments, customer billings and project cash flows and an increase in net income. This increase was offset partially by a decrease in income taxes payable.
Our net cash used in investing activities decreased by $545.0 million to $84.4 million in the six months ended June 30, 2026, compared to cash used in investing activities of $629.5 million in the six months ended June 30, 2025. The decrease in cash used in investing activities was primarily attributable to the acquisitions of A.O.T. and Kinectrics in the prior year.
Our net cash used in financing activities increased by $442.8 million to $57.0 million in the six months ended June 30, 2026, compared to cash provided by financing activities of $385.8 million in the six months ended June 30, 2025. The increase in cash used in financing activities was primarily due to net borrowings of long-term debt of $473.8 million in the corresponding period in the prior year, offset partially by $30.0 million of repurchases of common stock in the corresponding period in the prior year.
At June 30, 2026, we had restricted cash and cash equivalents totaling $8.1 million, $5.0 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At June 30, 2026, we had long-term investments with a fair value of $8.8 million and our investment portfolio consisted entirely of mutual funds. These equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
Cash Requirements
As discussed in Note 2 to our condensed consolidated financial statements, on July 1, 2026, we completed our acquisition of PCG. We expect to make a significant cash investment during 2026 to complete this acquisition.
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
Item 4.    CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
On May 20, 2025, we completed the acquisition of Kinectrics and are in the process of integrating Kinectrics into our operations and internal control structure. Certain internal controls over financial reporting related to Kinectrics have been impacted by changes made to conform to existing controls and procedures of BWXT. We will include internal controls with respect to Kinectrics' operations in our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2026. Other than the changes resulting from the Kinectrics acquisition, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended June 30, 2026. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
April 1, 2026 - April 30, 2026	1,655	$215.30	—	$347.6
May 1, 2026 - May 31, 2026	40	$217.35	—	$347.6
June 1, 2026 - June 30, 2026	117	$197.54	—	$347.6
Total	1,812	$214.20	—
(1)Includes 1,655, 40 and 117 shares repurchased during April, May and June, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)On April 30, 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $500 million with no expiration date.
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.4	Amended and Restated Bylaws, effective August 2, 2023 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 1-34658)).

10.1	BWX Technologies, Inc. Annual Incentive Plan Amended & Restated as of May 1, 2026

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
August 3, 2026