Form 10-Q/A
period 2026-06-30
BWX Technologies, Inc.
filed 2026-08-05
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________________________________________________________________________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

BWX Technologies, Inc. is filing this Amendment No. 1 (this "Amendment") to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, which was originally filed on August 3, 2026 (the "Original Filing"), solely to furnish inline eXtensible Business Reporting Language ("iXBRL") data that was inadvertently omitted from the disclosure included in the Original Filing under Exhibit 101 and 104 in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Original Filing.

This Amendment does not reflect events occurring after the filing of the Original Filing, does not update disclosures contained in the Original Filing and does not modify or amend the Original Filing except as specifically described above.

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
August 4, 2026