Form 10-Q
period 2026-09-30
BWX Technologies, Inc.
filed 2026-11-02
CIK 1486957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at October 30, 2026 was 91,625,197.

BWX TECHNOLOGIES, INC.
INDEX – FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$952,972	$866,286	$2,714,814	$2,312,583
Costs and Expenses:
Cost of operations	725,828	677,292	2,087,996	1,766,999
Research and development costs	3,828	3,479	12,094	10,057
Loss (gain) on asset disposals and impairments, net	—	1	123	(4,417)
Selling, general and administrative expenses	117,222	93,381	333,670	283,890
Total Costs and Expenses	846,878	774,153	2,433,883	2,056,529
Equity in Income of Investees	25,983	21,216	71,976	56,349
Operating Income	132,077	113,349	352,907	312,403
Other Income (Expense):
Interest income	4,127	1,016	13,516	2,289
Interest expense	(5,108)	(14,019)	(15,124)	(33,754)
Other – net	804	7,222	1,514	16,206
Total Other Income (Expense)	(177)	(5,781)	(94)	(15,259)
Income before Provision for Income Taxes	131,900	107,568	352,813	297,144
Provision for Income Taxes	29,920	25,377	70,543	60,965
Net Income	$101,980	$82,191	$282,270	$236,179
Net Income Attributable to Noncontrolling Interest	(268)	(85)	(473)	(223)
Net Income Attributable to BWX Technologies, Inc.	$101,712	$82,106	$281,797	$235,956
Earnings per Common Share:
Basic:
Net Income Attributable to BWX Technologies, Inc.	$1.11	$0.90	$3.07	$2.58
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$1.11	$0.89	$3.06	$2.57
Shares used in the computation of earnings per share (Note 9):
Basic	91,725,656	91,565,095	91,703,499	91,567,382
Diluted	91,991,747	91,787,602	91,969,199	91,788,002
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited) (In thousands)
Net Income	$101,980	$82,191	$282,270	$236,179
Other Comprehensive Income (Loss):
Currency translation adjustments	(3,096)	(10,070)	(37,152)	13,768
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit (provision) of $4, $(155), $37, and $(94), respectively	(17)	(119)	(109)	277
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $40, $(108), $(160), and $(13), respectively	(116)	395	480	52
Amortization of benefit plan costs, net of tax benefit of $(184), $(158), $(551), and $(473), respectively	862	656	2,453	1,952
Unrealized losses arising during the period, net of tax provision of $—, $—, $—, and $(85), respectively	—	—	—	(60)
Investments:
Reclassification adjustment for gains included in net income, net of tax benefit of $—, $—, $—, and $(80), respectively	—	—	—	(301)
Other Comprehensive Income (Loss)	(2,367)	(9,138)	(34,328)	15,688
Total Comprehensive Income	99,613	73,053	247,942	251,867
Comprehensive Income Attributable to Noncontrolling Interest	(268)	(85)	(473)	(223)
Comprehensive Income Attributable to BWX Technologies, Inc.	$99,345	$72,968	$247,469	$251,644
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2026	December 31, 2025
	(Unaudited) (In thousands)
Current Assets:
Cash and cash equivalents	$568,526	$499,779
Restricted cash and cash equivalents	3,140	3,085
Accounts receivable – trade, net	168,800	220,391
Accounts receivable – other	84,991	67,858
Retainages	98,219	46,311
Contracts in progress	742,257	610,315
Inventories	35,969	46,537
Other current assets	59,134	66,078
Assets of business held for sale	40,822	—
Total Current Assets	1,801,858	1,560,354
Property, Plant and Equipment, Net	1,265,344	1,585,136
Investments	8,792	8,243
Goodwill	472,970	500,860
Deferred Income Taxes	158	12,275
Investments in Unconsolidated Affiliates	161,511	150,143
Intangible Assets	277,525	329,859
Other Assets	106,605	124,625
Assets of Business Held for Sale	659,531	—
TOTAL ASSETS	$4,754,294	$4,271,495
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2026	December 31, 2025
	(Unaudited) (In thousands, except share and per share amounts)
Current Liabilities:
Accounts payable	281,639	141,289
Accrued employee benefits	95,414	117,641
Accrued liabilities – other	126,499	107,802
Advance billings on contracts	428,342	305,285
Liabilities of business held for sale	29,032	—
Total Current Liabilities	960,926	672,017
Long-Term Debt	2,021,883	2,015,983
Accumulated Postretirement Benefit Obligation	78,672	78,460
Environmental Liabilities	105,836	100,278
Pension Liability	59,279	78,167
Other Liabilities	92,701	93,578
Liabilities of Business Held for Sale	16,700	—
Total Liabilities	3,335,997	3,038,483
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 325,000,000 shares; issued 129,011,818 and 128,720,819 shares at September 30, 2026 and December 31, 2025, respectively	1,289	1,288
Preferred stock, par value $0.01 per share, authorized 75,000,000 shares; No shares issued	—	—
Capital in excess of par value	193,299	159,884
Retained earnings	2,730,547	2,523,631
Treasury stock at cost, 37,387,081 and 37,289,582 shares at September 30, 2026 and December 31, 2025, respectively	(1,453,077)	(1,432,943)
Accumulated other comprehensive loss	(53,701)	(19,373)
Stockholders' Equity – BWX Technologies, Inc.	1,418,357	1,232,487
Noncontrolling interest	(60)	525
Total Stockholders' Equity	1,418,297	1,233,012
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,754,294	$4,271,495
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)				Total Stockholders’ Equity
	Shares	Par Value				Treasury Stock	Stockholders’ Equity	Noncontrolling Interest
	(Unaudited) (In thousands, except share and per share amounts)
Balance December 31, 2025	128,720,819	$1,288	$159,884	$2,523,631	$(19,373)	$(1,432,943)	$1,232,487	$525	$1,233,012
Net income	—	—	—	91,068	—	—	91,068	121	91,189
Dividends declared ($0.27 per share)	—	—	—	(24,875)	—	—	(24,875)	—	(24,875)
Currency translation adjustments	—	—	—	—	(12,986)	—	(12,986)	—	(12,986)
Derivative financial instruments	—	—	—	—	153	—	153	—	153
Defined benefit obligations	—	—	—	—	795	—	795	—	795
Exercises of stock options	37,687	—	2,999	—	—	—	2,999	—	2,999
Shares placed in treasury	—	—	—	—	—	(19,387)	(19,387)	—	(19,387)
Stock-based compensation charges	239,218	1	10,168	—	—	—	10,169	—	10,169
Changes to noncontrolling interests	—	—	—	—	—	—	—	(837)	(837)
Balance March 31, 2026 (unaudited)	128,997,724	$1,289	$173,051	$2,589,824	$(31,411)	$(1,452,330)	$1,280,423	$(191)	$1,280,232
Net income	—	—	—	89,014	—	—	89,014	84	89,098
Dividends declared ($0.27 per share)	—	—	—	(25,129)	—	—	(25,129)	—	(25,129)
Currency translation adjustments	—	—	—	—	(21,070)	—	(21,070)	—	(21,070)
Derivative financial instruments	—	—	—	—	351	—	351	—	351
Defined benefit obligations	—	—	—	—	796	—	796	—	796
Exercises of stock options	6,742	—	529	—	—	—	529	—	529
Shares placed in treasury	—	—	—	—	—	(414)	(414)	—	(414)
Stock-based compensation charges	2,096	—	9,950	—	—	—	9,950	—	9,950
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(194)	(194)
Balance June 30, 2026 (unaudited)	129,006,562	$1,289	$183,530	$2,653,709	$(51,334)	$(1,452,744)	$1,334,450	$(301)	$1,334,149
Net income	—	—	—	101,712	—	—	101,712	268	101,980
Dividends declared ($0.27 per share)	—	—	—	(24,874)	—	—	(24,874)	—	(24,874)
Currency translation adjustments	—	—	—	—	(3,096)	—	(3,096)	—	(3,096)
Derivative financial instruments	—	—	—	—	(133)	—	(133)	—	(133)
Defined benefit obligations	—	—	—	—	862	—	862	—	862
Shares placed in treasury	—	—	—	—	—	(333)	(333)	—	(333)
Stock-based compensation charges	5,256	—	9,769	—	—	—	9,769	—	9,769
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(27)	(27)
Balance September 30, 2026 (unaudited)	129,011,818	$1,289	$193,299	$2,730,547	$(53,701)	$(1,453,077)	$1,418,357	$(60)	$1,418,297

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)				Total Stockholders’ Equity
	Shares	Par Value				Treasury Stock	Stockholders’ Equity	Noncontrolling Interest
	(Unaudited) (In thousands, except share and per share amounts)
Balance December 31, 2024	128,320,295	$1,283	$228,889	$2,287,151	$(48,211)	$(1,388,432)	$1,080,680	$(276)	$1,080,404
Net income	—	—	—	75,462	—	—	75,462	64	75,526
Dividends declared ($0.25 per share)	—	—	—	(23,082)	—	—	(23,082)	—	(23,082)
Currency translation adjustments	—	—	—	—	4,135	—	4,135	—	4,135
Derivative financial instruments	—	—	—	—	484	—	484	—	484
Defined benefit obligations	—	—	—	—	639	—	639	—	639
Available-for-sale investments	—	—	—	—	(361)	—	(361)	—	(361)
Exercises of stock options	13,601	—	388	—	—	—	388	—	388
Shares placed in treasury	—	—	—	—	—	(43,100)	(43,100)	—	(43,100)
Stock-based compensation charges	310,192	3	5,044	—	—	—	5,047	—	5,047
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)
Balance March 31, 2025 (unaudited)	128,644,088	$1,286	$234,321	$2,339,531	$(43,314)	$(1,431,532)	$1,100,292	$(257)	$1,100,035
Net income	—	—	—	78,388	—	—	78,388	74	78,462
Dividends declared ($0.25 per share)	—	—	—	(23,182)	—	—	(23,182)	—	(23,182)
Currency translation adjustments	—	—	—	—	19,703	—	19,703	—	19,703
Derivative financial instruments	—	—	—	—	(431)	—	(431)	—	(431)
Defined benefit obligations	—	—	—	—	657	—	657	—	657
Available-for-sale investments	—	—	—	—	—	—	—	—	—
Exercises of stock options	746	—	59	—	—	—	59	—	59
Shares placed in treasury	—	—	—	—	—	(10)	(10)	—	(10)
Stock-based compensation charges	35,346	—	8,688	—	—	—	8,688	—	8,688
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(75)	(75)
Balance June 30, 2025 (unaudited)	128,680,180	$1,286	$243,068	$2,394,737	$(23,385)	$(1,431,542)	$1,184,164	$(258)	$1,183,906
Net income	—	—	—	82,106	—	—	82,106	85	82,191
Dividends declared ($0.25 per share)	—	—	—	(23,147)	—	—	(23,147)	—	(23,147)
Currency translation adjustments	—	—	—	—	(10,070)	—	(10,070)	—	(10,070)
Derivative financial instruments	—	—	—	—	276	—	276	—	276
Defined benefit obligations	—	—	—	—	656	—	656	—	656
Available-for-sale investments	—	—	—	—	—	—	—	—	—
Exercises of stock options	20,222	—	1,865	—	—	—	1,865	—	1,865
Shares placed in treasury	—	—	—	—	—	(1,091)	(1,091)	—	(1,091)
Stock-based compensation charges	8,041	1	6,984	—	—	—	6,985	—	6,985
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(86)	(86)
Balance September 30, 2025 (unaudited)	128,708,443	$1,287	$251,917	$2,453,696	$(32,523)	$(1,432,633)	$1,241,744	$(259)	$1,241,485
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$282,270	$236,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,888	79,629
Income of investees, net of dividends	(31,573)	(5,744)
(Gain) loss on asset disposals and impairments - net	123	(4,417)
Recognition of losses for pension and postretirement plans	3,004	2,442
Stock-based compensation expense	29,886	20,720
Other, net	4,504	2,908
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	27,060	(30,051)
Accounts payable	150,334	32,040
Retainages	(51,908)	(34,284)
Contracts in progress and advance billings on contracts	(49,105)	21,315
Income taxes	(682)	43,935
Accrued and other current liabilities	11,821	28,032
Pension liabilities, accrued postretirement benefit obligations and employee benefits	(32,443)	(31,021)
Other, net	14,539	(8,830)
NET CASH PROVIDED BY OPERATING ACTIVITIES	451,718	352,853
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(136,200)	(114,365)
Acquisition of businesses, net of cash acquired	(186,967)	(536,000)
Sales and maturities of securities	—	3,396
Investments, net of return of capital, in equity method investees	18,569	(30,990)
Other, net	(294)	4,066
NET CASH USED IN INVESTING ACTIVITIES	(304,892)	(673,893)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	871,600
Repayments of long-term debt	—	(420,975)
Repurchases of common stock	—	(30,000)
Dividends paid to common shareholders	(75,183)	(69,704)
Cash paid for shares withheld to satisfy employee taxes	(19,864)	(13,400)
Settlements of forward contracts, net	11,339	782
Other, net	2,689	1,305
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(81,019)	339,608
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	3,792	(12,186)
TOTAL INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	69,599	6,382
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	507,204	80,571
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD	$576,803	$86,953
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,136	$42,224
Income taxes (net of refunds)	$65,036	$28,235
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$28,289	$20,499
See accompanying notes to condensed consolidated financial statements.

BWX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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
•Our Commercial Operations segment fabricates commercial nuclear steam generators, nuclear fuel, fuel handling systems, pressure vessels, reactor components, heat exchangers, tooling delivery systems and other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level waste and supplies nuclear-grade materials, precisely machined components for nuclear utility customers and complex, heavy-walled and heat-transfer components for other customers. We supply the global nuclear industry with large, heavy components and are the only commercial heavy nuclear component manufacturer in North America. This segment also provides specialized engineering services that include structural component design, 3-D thermal-hydraulic engineering analysis, weld and robotic process development, electrical and controls engineering and metallurgy and materials engineering. In addition, this segment offers in-plant inspection, maintenance and modification services for nuclear steam generators, heat exchangers, reactors, fuel handling systems and balance of plant equipment, as well as specialized non-destructive examination and tooling/repair solutions. This segment also offers a broad suite of nuclear power plant lifecycle support and management services for the global industry and transmission and distribution markets. This segment also manufactures medical radioisotopes, radiopharmaceuticals and medical devices, and partners with life science and pharmaceutical companies developing new drugs.
See Note 3 and Note 8 for financial information about our segments. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and notes included in our 2025 10-K.
Recently Adopted Accounting Standards
There were no accounting standards adopted during the nine months ended September 30, 2026 that had a significant impact on our financial position, results of operations, cash flows or disclosures.
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
Provision for Income Taxes
We are subject to federal income tax in the U.S., Canada, and various other foreign jurisdictions, as well as income tax within multiple U.S. state jurisdictions. We provide for income taxes based on the enacted tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to nominal rates and with respect to the basis on which these rates are applied. This variation, along with changes in our mix of income within these jurisdictions, can contribute to shifts in our effective tax rate from period to period.
Our effective tax rate for the three months ended September 30, 2026, was 22.7% as compared to 23.6% for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026, was higher than the U.S. corporate federal income tax rate of 21% due to benefits from U.S. federal research and development tax credits offset by excess tax expense associated with non-deductible executive compensation. The effective tax rate for the three months ended September 30, 2025, was higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes and rate differential associated with our foreign earnings.
Our effective tax rate for the nine months ended September 30, 2026, was 20.0% as compared to 20.5% for the nine months ended September 30, 2025. The effective tax rates for the nine months ended September 30, 2026, and September 30, 2025, were both lower than the U.S. corporate federal income tax rate of 21% primarily due to benefits from U.S. federal research and development tax credits and excess tax benefits associated with equity compensation.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets to the totals presented on our condensed consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents	$568,526	$499,779
Restricted cash and cash equivalents (1)	3,140	3,085
Restricted cash and cash equivalents included in Other Assets (2)	5,137	4,340
Total cash and cash equivalents and restricted cash and cash equivalents as presented on our condensed consolidated statements of cash flows	$576,803	$507,204
(1)Held to meet reinsurance reserve requirements of our captive insurer.
(2)Held for future decommissioning of facilities.
Inventories
At September 30, 2026 and December 31, 2025, we had inventories totaling $45.9 million and $46.5 million, respectively, consisting almost entirely of raw materials and supplies. The aforementioned value is inclusive of assets classified as held for sale (see Note 2).
Property, Plant and Equipment, Net
Property, plant and equipment is stated at cost and is set forth below:

	September 30, 2026	December 31, 2025
	(In thousands)
Land	$89,012	$54,802
Buildings	586,547	519,901
Machinery and equipment	1,395,432	1,286,010
Property under construction	714,779	693,992
Property, Plant and Equipment, Gross	2,785,770	2,554,705
Less: Accumulated depreciation	1,038,292	969,569
Property, Plant and Equipment, Net (1)	$1,747,478	$1,585,136
(1) Values are inclusive assets classified as held for sale (see Note 2).
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) included in Stockholders' Equity are as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Currency translation adjustments	$(39,172)	$(2,020)
Net unrealized gain on derivative financial instruments	377	6
Unrecognized prior service cost on benefit obligations	(14,812)	(17,265)
Net unrealized loss on available-for-sale investments	(94)	(94)
Accumulated other comprehensive loss	$(53,701)	$(19,373)

The amounts reclassified out of Accumulated other comprehensive income (loss) by component and the affected condensed consolidated statements of income line items are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Accumulated Other Comprehensive Income (Loss) Component Recognized	(In thousands)				Line Item Presented
Realized gains (losses) on derivative financial instruments	$13	$(91)	$(889)	$24	Revenues
	143	(412)	249	(89)	Cost of operations
	156	(503)	(640)	(65)	Total before tax
	(40)	108	160	13	Provision for Income Taxes
	$116	$(395)	$(480)	$(52)	Net Income
Amortization of prior service cost on benefit obligations	$(1,046)	$(814)	$(3,004)	$(2,425)	Other – net
	184	158	551	473	Provision for Income Taxes
	$(862)	$(656)	$(2,453)	$(1,952)	Net Income
Realized gains on investments	$—	$—	$—	$381	Other – net
	—	—	—	(80)	Provision for Income Taxes
	$—	$—	$—	$301	Net Income
Total reclassification for the period	$(746)	$(1,051)	$(2,933)	$(1,703)
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
We have designated the majority of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions primarily related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At September 30, 2026, we had deferred approximately $0.4 million of net gains on these derivative financial instruments. Assuming market conditions continue, we expect to recognize the majority of this amount in the next 12 months. For the three months ended September 30, 2026 and 2025, we recognized losses (gains) of $0.2 million and $(0.6) million, respectively, and for the nine months ended September 30, 2026 and 2025, we recognized losses (gains) of $6.8 million and $(22.7) million, respectively, in Other – net on our condensed consolidated statements of income associated with FX forward contracts not designated as hedging instruments.
At September 30, 2026, our derivative financial instruments consisted of FX forward contracts with a total notional value of $142.5 million with maturities extending to December 2028. These instruments consist primarily of FX forward contracts to purchase or sell Canadian dollars and Euros. We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. Our counterparties to derivative financial instruments have the benefit of the same collateral arrangements and covenants as described under our credit facility.

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
Precision Components Group, LLC
On July 1, 2026, we acquired all of the membership interests of Precision Components Group, LLC ("PCG"), including its subsidiaries Precision Custom Components and DC Fabricators for approximately $216.8 million.
PCG is a U.S. manufacturer of complex, heavy-walled and heat-transfer components. The acquisition expands BWXT’s heavy-manufacturing footprint and establishes additional U.S. commercial nuclear production capacity to serve growing domestic demand. PCG's results are reported as part of our Commercial Operations segment.
Our preliminary purchase price allocation resulted in the recognition of $65.3 million of Goodwill, $51.0 million of Intangible Assets and $112.3 million of Property, Plant and Equipment. The assets acquired and liabilities assumed have been recorded at their preliminary estimates of fair value as determined by management, based on information currently available and on current assumptions of future operations. These amounts are subject to change upon the completion of acquisition accounting.
The Intangible Assets included above consist of the following(dollar amounts in thousands):

	Amount	Amortization Period
Trade name	$7,000	Indefinite
Backlog	$6,000	5 years
Manufacturing Process Know-how	$8,000	10 years
Customer relationships	$30,000	20 years
Sale of Medical Business
On July 31, 2026, we entered into a definitive agreement to sell our medical business, which includes BWXT Medical and Kinectrics' stable medical isotope business, to Nordic Capital, in a transaction valued at up to $800 million. Under the agreement, BWXT will continue to provide specialized isotope and radiochemical expertise to Nordic Capital and will maintain a minority interest in the divested business. The transaction is subject to customary regulatory approvals and is expected to be completed in 2026 or in the first quarter of 2027. We do not expect a significant gain or loss from this transaction. This sale does not represent a material change in the nature or strategic direction of the Company's ongoing operations and is not expected to significantly affect the Company's continuing financial results.
For the three-months ended September 30, 2026, we classified our medical business, which is part of our Commercial Operations segment, as held for sale. Assets classified as held for sale include Property, Plant and Equipment, net, of $482.1 million, Goodwill of $86.7 million, Intangible Assets of $73.0 million, current assets of $40.8 million and other non-current assets of $17.7 million. Liabilities classified as held for sale primarily include accounts payable and other accrued liabilities, income taxes payable, accrued employee benefits and other long-term obligations totaling $45.7 million.

NOTE 3 – REVENUE RECOGNITION
As described in Note 1, our operations are assessed based on two reportable segments.
Disaggregated Revenues
Revenues by geographic area and customer type were as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$596,938	$26,481	$623,419	$572,313	$88	$572,401
Non-Government	23,934	45,816	69,750	38,224	33,056	71,280
	$620,872	$72,297	$693,169	$610,537	$33,144	$643,681
Canada:
Government	$8,292	$—	$8,292	$159	$—	$159
Non-Government	242	218,670	218,912	32	199,354	199,386
	$8,534	$218,670	$227,204	$191	$199,354	$199,545
Other:
Government	$6,125	$22	$6,147	$3,701	$—	$3,701
Non-Government	3,545	23,213	26,758	2,268	18,473	20,741
	$9,670	$23,235	$32,905	$5,969	$18,473	$24,442
Segment Revenues	$639,076	$314,202	953,278	$616,697	$250,971	867,668
Eliminations			(306)			(1,382)
Revenues			$952,972			$866,286

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
United States:
Government	$1,691,241	$27,322	$1,718,563	$1,611,357	$272	$1,611,629
Non-Government	77,085	132,887	209,972	132,370	73,785	206,155
	$1,768,326	$160,209	$1,928,535	$1,743,727	$74,057	$1,817,784
Canada:
Government	$26,088	$—	$26,088	$271	$—	$271
Non-Government	480	662,442	662,922	154	442,133	442,287
	$26,568	$662,442	$689,010	$425	$442,133	$442,558
Other:
Government	$12,174	$22	$12,196	$11,297	$—	$11,297
Non-Government	11,198	77,687	88,885	5,494	39,230	44,724
	$23,372	$77,709	$101,081	$16,791	$39,230	$56,021
Segment Revenues	$1,818,266	$900,360	2,718,626	$1,760,943	$555,420	2,316,363
Eliminations			(3,812)			(3,780)
Revenues			$2,714,814			$2,312,583

Revenues by timing of transfer of goods or services were as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$631,375	$260,688	$892,063	$612,212	$221,315	$833,527
Point-in-time	7,701	53,514	61,215	4,485	29,656	34,141
Segment Revenues	$639,076	$314,202	953,278	$616,697	$250,971	867,668
Eliminations			(306)			(1,382)
Revenues			$952,972			$866,286

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Over time	$1,797,004	$780,081	$2,577,085	$1,749,201	$477,622	$2,226,823
Point-in-time	21,262	120,279	141,541	11,742	77,798	89,540
Segment Revenues	$1,818,266	$900,360	2,718,626	$1,760,943	$555,420	2,316,363
Eliminations			(3,812)			(3,780)
Revenues			$2,714,814			$2,312,583
Revenues by contract type were as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$483,620	$1,042	$484,662	$239,901	$505	$240,406
Firm-Fixed-Price	11,465	192,702	204,167	279,993	147,885	427,878
Cost-Plus Fee	143,497	9,827	153,324	96,706	2,159	98,865
Time-and-Materials	494	110,631	111,125	97	100,422	100,519
Segment Revenues	$639,076	$314,202	953,278	$616,697	$250,971	867,668
Eliminations			(306)			(1,382)
Revenues			$952,972			$866,286

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Government Operations	Commercial Operations	Total	Government Operations	Commercial Operations	Total
	(In thousands)
Fixed-Price Incentive Fee	$850,567	$1,809	$852,376	$669,107	$8,350	$677,457
Firm-Fixed-Price	623,931	557,499	1,181,430	795,008	358,189	1,153,197
Cost-Plus Fee	342,746	20,573	363,319	296,602	2,006	298,608
Time-and-Materials	1,022	320,479	321,501	226	186,875	187,101
Segment Revenues	$1,818,266	$900,360	2,718,626	$1,760,943	$555,420	2,316,363
Eliminations			(3,812)			(3,780)
Revenues			$2,714,814			$2,312,583

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Revenues (1)	$6,840	$4,322	$10,349	$10,253
Operating Income (1)	$3,639	$3,061	$4,949	$9,107
(1)During the three and nine months ended September 30, 2026, no adjustments to any one contract had a material impact on our consolidated financial statements. During the three months ended September 30, 2025, no adjustments to any one contract had a material impact on our consolidated financial results. During the nine months ended September 30, 2025, our Government Operations segment results were favorably impacted by material contract adjustments related to a nuclear operations contract resulting in an increase in revenue and operating income of $29.4 million.
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

	September 30,	December 31,
	2026	2025
	(In thousands)
Included in Contracts in progress:
Unbilled receivables	$714,269	$594,749
Retainages	$98,219	$46,311
Advance billings on contracts	$428,342	$305,285
During the three months ended September 30, 2026 and 2025, we recognized $3.0 million and $14.7 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year. During the nine months ended September 30, 2026 and 2025, we recognized $149.6 million and $138.3 million, respectively, of revenues that were in Advance billings on contracts at the beginning of each year.
Remaining Performance Obligations
Remaining performance obligations represent the dollar amount of revenue we expect to recognize in the future from performance obligations on contracts previously awarded and in progress. At September 30, 2026, our remaining performance obligations were $8,556.2 million. We expect to recognize approximately 46% of the revenue associated with our remaining performance obligations by the end of 2027, with the remainder to be recognized thereafter.

NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We record the service cost component of net periodic benefit cost within Operating income on our condensed consolidated statements of income. For the three months ended September 30, 2026 and 2025, these amounts were $5.1 million and $5.2 million, respectively. For the nine months ended September 30, 2026 and 2025, these amounts were $15.5 million and $10.3 million, respectively. All other components of net periodic benefit cost are included in Other – net within the condensed consolidated statements of income. For the three months ended September 30, 2026 and 2025, these amounts were $(4.0) million and $(2.4) million, respectively. For the nine months ended September 30, 2026 and 2025, these amounts were $(12.0) million and $(6.1) million, respectively. Components of net periodic benefit cost included in net income were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	(In thousands)
Service cost	$4,578	$4,446	$13,867	$9,026	$532	$764	$1,620	$1,233
Interest cost	16,437	16,759	49,581	41,994	947	1,294	2,868	2,695
Expected return on plan assets	(21,883)	(20,796)	(65,986)	(51,787)	(480)	(486)	(1,440)	(1,459)
Amortization of prior service cost	955	792	2,867	2,375	22	22	66	66
Net periodic benefit loss	$87	$1,201	$329	$1,608	$1,021	$1,594	$3,114	$2,535
NOTE 5 – COMMITMENTS AND CONTINGENCIES
There were no material contingencies during the period covered by this Form 10-Q.
NOTE 6 – FAIR VALUE MEASUREMENTS
Investments
The following is a summary of our investments measured at fair value at September 30, 2026:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$8,792	$—	$8,792	$—	$—
Total	$8,792	$—	$8,792	$—	$—
The following is a summary of our investments measured at fair value at December 31, 2025:

	Total	Level 1	Level 2	Level 3	Unclassified
	(In thousands)
Equity securities
Mutual funds	$8,243	$—	$8,243	$—	$—
Total	$8,243	$—	$8,243	$—	$—
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At September 30, 2026 and December 31, 2025, we had FX forward contracts outstanding to purchase or sell foreign currencies, primarily Canadian dollars and Euros, with a total fair value of $0.9 million and $5.2 million, respectively. Derivative assets and liabilities are included in Accounts receivable – other and Accounts payable, respectively, on our condensed consolidated balance sheets.

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
Long-term and short-term debt. We base the fair values of debt instruments, including our Senior Notes, on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At September 30, 2026, the fair value of the Senior Notes due 2028, Senior Notes due 2029, and 2030 Notes was $386.0 million, $380.3 million, and $1.092 billion, respectively. At December 31, 2025, their fair values were $392.9 million, $389.3 million, and $1.194 billion, respectively. The fair value of our remaining debt instruments approximated their carrying values at September 30, 2026 and December 31, 2025.
Note receivable. Included in Other current assets is a note receivable related to a third-party loan. We base the fair value of this level 2 note receivable instrument on the present value of future cash flows discounted at market interest rates for financial instruments with similar quality and terms. At September 30, 2026 and December 31, 2025, the carrying value of our note receivable was $5.8 million and $6.4 million, respectively, and approximated its fair value.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation recognized for all of our plans for the three months ended September 30, 2026 and 2025 totaled $9.8 million and $7.0 million, respectively, with associated tax benefit totaling $2.2 million and $1.3 million, respectively. Stock-based compensation recognized for all of our plans for the nine months ended September 30, 2026 and 2025 totaled $29.9 million and $20.3 million, respectively, with associated tax benefit totaling $6.7 million and $4.0 million, respectively.

NOTE 8 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on two reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
REVENUES:
Government Operations	$639,076	$616,697	$1,818,266	$1,760,943
Commercial Operations	314,202	250,971	900,360	555,420
Eliminations	(306)	(1,382)	(3,812)	(3,780)
	$952,972	$866,286	$2,714,814	$2,312,583

SEGMENT EXPENSES:
Government Operations
Research and Development Costs	$2,967	$2,079	$8,935	$5,454
Gains on Asset Disposals and Impairments, Net	—	—	(3)	(4,431)
Other Segment Expenses (1)	537,642	537,377	1,548,357	1,510,465
	$540,609	$539,456	$1,557,289	$1,511,488
Commercial Operations
Research and Development Costs	$861	$1,400	$3,160	$4,603
Losses on Asset Disposals and Impairments, Net	—	1	126	14
Other Segment Expenses (1)	288,905	226,696	827,962	514,770
	289,766	228,097	831,248	519,387
Total Segment Expenses	$830,375	$767,553	$2,388,537	$2,030,875

OPERATING INCOME
Government Operations	$122,597	$97,371	$327,416	$304,536
Commercial Operations	26,290	23,959	74,651	37,301
	$148,887	$121,330	$402,067	$341,837
Unallocated Corporate (2)	(16,810)	(7,981)	(49,160)	(29,434)
Total Operating Income (3)	$132,077	$113,349	$352,907	$312,403
Other Income (Expense)	(177)	(5,781)	(94)	(15,259)
Income before Provision for Income Taxes	$131,900	$107,568	$352,813	$297,144
(1)Other segment expenses include the total cost of operations and selling, general, and administrative expenses.
(2)Unallocated Corporate includes general corporate overhead not allocated to segments in addition to losses on asset disposals and impairments, net.
(3)The following amounts are included in Operating Income:

Equity in Income of Investees:
Government Operations	$24,129	$20,131	$66,437	$55,081
Commercial Operations	1,854	1,085	5,539	1,268
	$25,983	$21,216	$71,976	$56,349

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
CAPITAL EXPENDITURES:
Government Operations	$21,563	$25,703	$64,206	$59,973
Commercial Operations	26,905	21,368	65,201	51,278
Segment Capital Expenditures	$48,468	$47,071	$129,407	$111,251
Corporate Capital Expenditures	3,796	1,196	6,793	3,114
Total Capital Expenditures	$52,264	$48,267	$136,200	$114,365
DEPRECIATION AND AMORTIZATION:
Government Operations	$20,529	$18,762	$59,818	$56,080
Commercial Operations	11,149	7,865	28,716	18,127
Segment Depreciation and Amortization	$31,678	$26,627	$88,534	$74,207
Corporate Depreciation and Amortization	1,836	1,831	5,354	5,422
Total Depreciation and Amortization	$33,514	$28,458	$93,888	$79,629
Information about our Product and Service Lines:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
REVENUES:
Government Operations:
Nuclear Components and Fuel	$476,652	$490,346	$1,397,520	$1,359,978
Uranium Processing and Nuclear Services	107,916	97,952	313,662	302,807
Advanced Reactor Design and Engineering	54,508	28,399	$107,084	98,158
	$639,076	$616,697	$1,818,266	$1,760,943
Commercial Operations:
Nuclear Manufacturing	$151,041	$103,426	$400,362	$294,411
Nuclear Services and Engineering	163,161	147,545	499,998	261,009
	$314,202	$250,971	$900,360	$555,420
Eliminations	(306)	(1,382)	(3,812)	(3,780)
	$952,972	$866,286	$2,714,814	$2,312,583
Information about our Consolidated Operations in Different Geographic Areas:

	September 30, 2026	December 31, 2025
	(In thousands)
NET PROPERTY, PLANT AND EQUIPMENT (1):
United States	$1,011,065	$870,374
Canada	721,052	701,723
All Other Countries	15,361	13,039
	$1,747,478	$1,585,136
(1) Values are inclusive of assets classified as held for sale (see Note 2).
See Note 3 for revenues by geographic area for each of our segments.

Information about our Major Customers:
In the three months ended September 30, 2026 and 2025, sales to the U.S. Government accounted for approximately 87% and 91% of our Government Operations segment revenues, respectively. In the nine months ended September 30, 2026 and 2025, sales to the U.S. Government accounted for approximately 88% and 90% of our Government Operations segment revenues, respectively. In the three months ended September 30, 2026 and 2025, sales to large utility customers accounted for approximately 58% and 45% of our Commercial Operations segment revenues, respectively. In the nine months ended September 30, 2026 and 2025, sales to large utility customers accounted for approximately 57% and 56% of our Commercial Operations segment revenues, respectively.
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
NOTE 9 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except share and per share amounts)
Basic:
Net Income Attributable to BWX Technologies, Inc.	$101,712	$82,106	$281,797	$235,956
Weighted-average common shares	91,725,656	91,565,095	91,703,499	91,567,382
Basic earnings per common share	$1.11	$0.90	$3.07	$2.58
Diluted:
Net Income Attributable to BWX Technologies, Inc.	$101,712	$82,106	$281,797	$235,956
Weighted-average common shares (basic)	91,725,656	91,565,095	91,703,499	91,567,382
Effect of dilutive securities:
Stock options, restricted stock units and performance shares (1)	266,091	222,507	265,700	220,620
Adjusted weighted-average common shares	91,991,747	91,787,602	91,969,199	91,788,002
Diluted earnings per common share	$1.11	$0.89	$3.06	$2.57
(1)At September 30, 2026 and 2025, we excluded 173,926 and 12,297 shares, respectively, from our diluted share calculation as their effect would have been antidilutive.

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
Commercial Operations
Through this segment, we design and manufacture commercial nuclear steam generators, heat exchangers, pressure vessels, reactor components, complex heavy-walled and heat transfer components as well as other auxiliary equipment, including containers for the storage of spent nuclear fuel and other high-level nuclear waste. This segment is a leading supplier of nuclear fuel, fuel handling systems, tooling delivery systems, nuclear-grade materials and precisely machined components, and related services for nuclear power plants. This segment also provides a variety of engineering and in-plant services and offers a broad suite of lifecycle support and management services for the global nuclear power industry, transmission and distribution markets. This segment is a significant supplier to nuclear power utilities undergoing major refurbishment and plant life extension projects and is a global manufacturer and supplier of critical medical radioisotopes and radiopharmaceuticals.
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

Precision Components Group, LLC
On July 1, 2026, we acquired all of the membership interests of Precision Components Group, LLC ("PCG"), including its subsidiaries Precision Custom Components and DC Fabricators. PCG is a U.S. manufacturer of complex, heavy-walled and heat-transfer components. The acquisition expands BWXT’s heavy-manufacturing footprint and establishes additional U.S. commercial nuclear production capacity to serve growing domestic demand. PCG's results are reported as part of our Commercial Operations segment.
Sale of Medical Business
On July 31, 2026, we entered into a definitive agreement to sell our medical business, which includes BWXT Medical and Kinectrics' stable medical isotope business, to Nordic Capital, in a transaction valued at up to $800 million. Under the agreement, BWXT will continue to provide specialized isotope and radiochemical expertise to Nordic Capital and will maintain a minority interest in the divested business. The transaction is subject to customary regulatory approvals and is expected to be completed in 2026 or in the first quarter of 2027. For the quarter ended September 30, 2026, we classified our medical business, which is part of our Commercial Operations segment, as held for sale.
See Note 2 to our condensed consolidated financial statements for additional information about our recent acquisition and divestiture activity.
Critical Accounting Estimates
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 of our 2025 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2026.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Revenues (1)	$6,840	$4,322	$10,349	$10,253
Operating Income (1)	$3,639	$3,061	$4,949	$9,107
(1)During the three and nine months ended September 30, 2026, no adjustments to any one contract had a material impact on our consolidated financial statements. During the three months ended September 30, 2025, no adjustments to any one contract had a material impact on our consolidated financial results. During the nine months ended September 30, 2025, our Government Operations segment results were favorably impacted by material contract adjustments related to a nuclear operations contract resulting in an increase in revenue and operating income of $29.4 million.
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

Results of Operations – Three and Nine Months Ended September 30, 2026 vs. Three and Nine Months Ended September 30, 2025
Selected financial highlights are presented in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
	(In thousands)
REVENUES:
Government Operations	$639,076	$616,697	$22,379	$1,818,266	$1,760,943	$57,323
Commercial Operations	314,202	250,971	63,231	900,360	555,420	344,940
Eliminations	(306)	(1,382)	1,076	(3,812)	(3,780)	(32)
	$952,972	$866,286	$86,686	$2,714,814	$2,312,583	$402,231
OPERATING INCOME:
Government Operations	$122,597	$97,371	$25,226	$327,416	$304,536	$22,880
Commercial Operations	26,290	23,959	2,331	74,651	37,301	37,350
	$148,887	$121,330	$27,557	$402,067	$341,837	$60,230
Unallocated Corporate	(16,810)	(7,981)	(8,829)	(49,160)	(29,434)	(19,726)
Total Operating Income	$132,077	$113,349	$18,728	$352,907	$312,403	$40,504
Consolidated Results of Operations
Three months ended September 30, 2026 vs. 2025
Consolidated revenues increased 10.0%, or $86.7 million, to $953.0 million in the three months ended September 30, 2026 compared to $866.3 million for the corresponding period of 2025, due to increases in our Government Operations and Commercial Operations segments of $22.4 million and $63.2 million, respectively.
Consolidated operating income increased $18.7 million to $132.1 million in the three months ended September 30, 2026 compared to $113.3 million for the corresponding period of 2025 due to an increase in our Government Operations and Commercial Operations segments of $25.2 million and $2.3 million, respectively, offset partially by an increase in Unallocated Corporate expenses of $8.8 million when compared to the corresponding period in the prior year.
Nine months ended September 30, 2026 vs. 2025
Consolidated revenues increased 17.4%, or $402.2 million, to $2,714.8 million in the nine months ended September 30, 2026 compared to $2,312.6 million for the corresponding period of 2025 due to increases in our Government Operations and Commercial Operations segments of $57.3 million and $344.9 million, respectively.
Consolidated operating income increased $40.5 million to $352.9 million in the nine months ended September 30, 2026 compared to $312.4 million for the corresponding period of 2025 due to an increase in our Government Operations and Commercial Operations segments of $22.9 million and $37.4 million, respectively, offset partially by an increase in Unallocated Corporate expenses of $19.7 million when compared to the corresponding period in the prior year.
Government Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
	(In thousands)
Revenues	$639,076	$616,697	$22,379	$1,818,266	$1,760,943	$57,323
Operating Income	$122,597	$97,371	$25,226	$327,416	$304,536	$22,880
% of Revenues	19.2%	15.8%		18.0%	17.3%

Three months ended September 30, 2026 vs. 2025
Revenues increased $22.4 million, or 3.6%, to $639.1 million in the three months ended September 30, 2026 compared to $616.7 million for the corresponding period of 2025. The increase was primarily driven by an increase in revenues of $13.8 million associated with A.O.T. and contributions from enrichment operations.
Operating income increased $25.2 million to $122.6 million in the three months ended September 30, 2026 compared to $97.4 million for the corresponding period of 2025, primarily driven by the operating income impact of the changes in revenues noted above and expenses associated with the integration of the A.O.T. acquisition in the corresponding period in the prior year.
Nine months ended September 30, 2026 vs. 2025
Revenues increased $57.3 million, or 3.3% to $1,818.3 million in the nine months ended September 30, 2026 compared to $1,760.9 million for the corresponding period of 2025. The increase was primarily driven by an increase in revenues of $32.3 million associated with A.O.T. and contributions from enrichment operations.
Operating income increased $22.9 million to $327.4 million in the nine months ended September 30, 2026 compared to $304.5 million for the corresponding period of 2025, primarily driven by the operating income impact of the changes in revenues noted above.
Commercial Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
	(In thousands)
Revenues	$314,202	$250,971	$63,231	$900,360	$555,420	$344,940
Operating Income	$26,290	$23,959	$2,331	$74,651	$37,301	$37,350
% of Revenues	8.4%	9.5%		8.3%	6.7%
Three months ended September 30, 2026 vs. 2025
Revenues increased 25.2%, or $63.2 million, to $314.2 million in the three months ended September 30, 2026 compared to $251.0 million for the corresponding period of 2025. The increase was primarily related to the acquisition of Precision Components Group on July 1, 2026 which resulted in an increase in revenues of $26.2 million. The increase was also due to higher revenues related to on-site inspection, maintenance, modification and refurbishment work of $15.3 million.
Operating income increased $2.3 million to $26.3 million in the three months ended September 30, 2026 compared to $24.0 million for the corresponding period of 2025. The increase was primarily related to the operating income impact of the changes in revenues noted above. These increases were partially offset by a $1.2 million increase in expenses associated with acquisition and restructuring-related activities and an unfavorable shift in our product mix when compared to the corresponding period of the prior year.
Nine months ended September 30, 2026 vs. 2025
Revenues increased 62.1%, or $344.9 million to $900.4 million in the nine months ended September 30, 2026 compared to $555.4 million for the corresponding period of 2025. The increase was primarily related to the acquisition of Kinectrics, completed on May 20, 2025, which resulted in an increase in revenues of $186.8 million. The increase was also due to higher revenues related to on-site inspection, maintenance and refurbishment work of $70.3 million, components manufacturing of $29.7 million, and the acquisition of Precision Components Group on July 1, 2026, which resulted in an increase in revenues of $26.2 million.
Operating income increased $37.4 million to $74.7 million in the nine months ended September 30, 2026 compared to $37.3 million for the corresponding period of 2025. The increase was primarily related to the operating income impact of the changes in revenues noted above as well as a favorable shift in our product mix when compared to the corresponding period of the prior year. These increases were partially offset by a $3.6 million increase in expenses associated with acquisition and restructuring-related activities.

Unallocated Corporate
Three months ended September 30, 2026 vs. 2025
Unallocated corporate expenses increased $8.8 million to $16.8 million in the three months ended September 30, 2026 compared to $8.0 million in the corresponding period of 2025. The increase was primarily due to higher expenditures for restructuring and transformation activities of $4.5 million, higher legal and consulting costs associated with merger and acquisition related activity of $1.5 million and higher healthcare costs related to the timing of claims when compared to the corresponding period of the prior year.
Nine months ended September 30, 2026 vs. 2025
Unallocated corporate expenses increased $19.7 million to $49.2 million in the nine months ended September 30, 2026 compared to $29.4 million in the corresponding period of 2025. The increase was primarily related to higher expenditures for legal and consulting costs associated with merger and acquisition related activities of $5.2 million, restructuring and transformation related activities of $3.2 million, and higher healthcare costs related to the timing of claims when compared to the corresponding period of the prior year.
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
	(In thousands)
Income before Provision for Income Taxes	$131,900	$107,568	$24,332	$352,813	$297,144	$55,669
Provision for Income Taxes	$29,920	$25,377	$4,543	$70,543	$60,965	$9,578
Effective Tax Rate	22.7%	23.6%		20.0%	20.5%
We primarily operate in the U.S., Canada and various other foreign jurisdictions and we recognize our U.S. income tax provision based on the U.S. federal statutory rate of 21%, our Canadian tax provision is based on the Canadian local statutory rate of approximately 25%, and other foreign jurisdictions at various enacted rates.
Our effective tax rate for the three months ended September 30, 2026, was 22.7% as compared to 23.6% for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026, was higher than the U.S. corporate federal income tax rate of 21% due to benefits from U.S. federal research and development tax credits offset by excess tax expense associated with non-deductible executive compensation. The effective tax rate for the three months ended September 30, 2025, was higher than the U.S. corporate income tax rate of 21% primarily due to state income taxes and rate differential associated with our foreign earnings.
Our effective tax rate for the nine months ended September 30, 2026, was 20.0% as compared to 20.5% for the nine months ended September 30, 2025. The effective tax rates for the nine months ended September 30, 2026, and September 30, 2025, were both lower than the U.S. corporate federal income tax rate of 21% primarily due to benefits from U.S. federal research and development tax credits and excess tax benefits associated with equity compensation.
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

	September 30, 2026	December 31, 2025
	(In approximate millions)
Government Operations	$6,482	$5,541
Commercial Operations	2,074	1,720
Total Backlog	$8,556	$7,261
We do not include the value of our unconsolidated joint venture contracts in backlog.
As of September 30, 2026, our ending backlog was $8,556.2 million, which included $1,970.9 million of unfunded backlog related to U.S. Government contracts. We expect to recognize approximately 46% of the revenue associated with our backlog by the end of 2027, with the remainder to be recognized thereafter.
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
The value of unexercised options excluded from backlog as of September 30, 2026, including previous awards, was approximately $1,400 million. We expect $900 million to be awarded in 2030 and $500 million to be awarded in 2035, subject to annual Congressional appropriations.
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
The New Credit Facility contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum consolidated total net leverage ratio and a minimum consolidated interest coverage ratio. If any event of default relating to bankruptcy or other insolvency events occurs with respect to the Company, the lenders’ commitments under the New Credit Facility will automatically terminate and all outstanding obligations under the New Credit Facility will immediately become due and payable. If any other event of default occurs, the lenders will be permitted to terminate their commitments under the New Credit Facility, accelerate all outstanding obligations under the New Credit Facility and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. Based on the total net leverage ratio applicable at September 30, 2026, the margin for Term SOFR and base rate loans was 1.50% and 0.50%, respectively, the letter of credit fee for financial letters of credit and performance letters of credit was 1.50% and 0.90%, respectively, and the commitment fee for the unused portion of the New Credit Facility was 0.20%.
The New Credit Facility includes financial covenants that are evaluated on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 4.00 to 1.00, which may be increased to 4.50 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 3.00 to 1.00. In addition, the New Credit Facility contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. As of September 30, 2026, we were in compliance with all covenants set forth in the New Credit Facility.
As of September 30, 2026, letters of credit issued under the New Credit Facility totaled $1.4 million. We had no outstanding borrowings and $1,248.6 million available under the New Credit Facility for borrowings and to meet letter of credit requirements.
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
The 2020 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2020 Indenture or the Senior Notes due 2028 and certain provisions related to bankruptcy events. The 2020 Indenture also contains customary negative covenants. As of September 30, 2026, we were in compliance with all covenants set forth in the 2020 Indenture and the Senior Notes due 2028.

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
The 2021 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2021 Indenture or the Senior Notes due 2029 and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants. As of September 30, 2026, we were in compliance with all covenants set forth in the 2021 Indenture and the Senior Notes due 2029.
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
Other Arrangements
We have posted surety bonds to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize surety bond facilities to support such obligations, but the issuance of surety bonds under those facilities is typically at the surety's discretion, and the surety bond facilities generally permit the surety, in its sole discretion, to terminate the facility or demand collateral. Although there can be no assurance that we will maintain our surety bond capacity, we believe our current capacity is adequate to support our existing requirements for the next 12 months. In addition, these surety bonds generally indemnify the beneficiaries should we fail to perform our obligations under the applicable agreements. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue. As of September 30, 2026, surety bonds issued and outstanding under these arrangements totaled approximately $361.0 million.
Similarly, we have provided letters of credit and bank guarantees to governmental agencies and contractual counterparties to support regulatory and contractual obligations for certain decommissioning responsibilities, projects and legal matters. We utilize our New Credit Facility and a bilateral letter of credit facility to support such obligations, but the issuance of letters of credit and bank guarantees under our bilateral letter of credit facility is at the issuer's discretion, and our bilateral letter of credit facility generally permits the issuer, in its sole discretion, to demand collateral if the issuer does not otherwise have the benefit of the collateral under our New Credit Facility. Although there can be no assurance that we will maintain our bilateral letter of credit facility capacity, we believe our current capacity, together with capacity under our New Credit Facility, is adequate to support our existing requirements for the next 12 months. As of September 30, 2026, letters of credit and bank guarantees issued and outstanding under our bilateral letter of credit facility totaled approximately $37.6 million, and such letters of credit and bank guarantees are secured by the collateral under our New Credit Facility.

Long-term Benefit Obligations
As of September 30, 2026, we had underfunded defined benefit pension and postretirement benefit plans with obligations totaling approximately $149.0 million. These long-term liabilities are expected to require use of our resources to satisfy future funding obligations. Based largely on statutory funding requirements, we expect to make contributions of approximately $7.6 million for the remainder of 2026 related to our pension and postretirement plans. We may also make additional contributions based on a variety of factors including, but not limited to, tax planning, evaluation of funded status and risk mitigation strategies.
Other
Cash, Cash Equivalents, Restricted Cash and Investments
Our domestic and foreign cash and cash equivalents, restricted cash and cash equivalents and investments as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Domestic	$515,442	$501,259
Foreign	70,153	14,188
Total	$585,595	$515,447

Our working capital decreased by $47.4 million to $840.9 million at September 30, 2026 from $888.3 million at December 31, 2025, due to unfavorable changes in project cash flows which were partially offset by increases in cash and cash equivalents.
Our net cash provided by operating activities increased by $98.9 million to $451.7 million in the nine months ended September 30, 2026, compared to cash provided by operating activities of $352.9 million in the nine months ended September 30, 2025. The increase in cash provided by operating activities was primarily attributable to favorable changes in the timing of vendor payments, customer billings and project cash flows as well as an increase in net income. This increase was offset partially by a decrease in income taxes payable.
Our net cash used in investing activities decreased by $369.0 million to $304.9 million in the nine months ended September 30, 2026, compared to cash used in investing activities of $673.9 million in the nine months ended September 30, 2025. The decrease in cash used in investing activities was primarily attributable to the acquisitions of A.O.T. and Kinectrics in the prior year, offset partially by the acquisition of PCG.
Our net cash used in financing activities increased by $420.6 million to $81.0 million in the nine months ended September 30, 2026, compared to cash provided by financing activities of $339.6 million in the nine months ended September 30, 2025. The increase in cash used in financing activities was primarily due to net borrowings of long-term debt of $450.6 million in the corresponding period in the prior year, offset partially by $30.0 million of repurchases of common stock in the corresponding period in the prior year.
At September 30, 2026, we had restricted cash and cash equivalents totaling $8.3 million, $5.1 million of which was held for future decommissioning of facilities (which is included in Other Assets on our condensed consolidated balance sheets) and $3.1 million of which was held to meet reinsurance reserve requirements of our captive insurer.
At September 30, 2026, we had long-term investments with a fair value of $8.8 million and our investment portfolio consisted entirely of mutual funds. These equity securities are carried at fair value with the unrealized gains and losses reported in earnings.
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

Item 4.    CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission ("SEC") under the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since November 2012, we have periodically announced that our Board of Directors has authorized share repurchase programs. The following table provides information on our purchases of equity securities during the three months ended September 30, 2026. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
July 1, 2026 - July 31, 2026	255	$195.78	—	$347.6
August 1, 2026 - August 31, 2026	119	$169.81	—	$347.6
September 1, 2026 - September 30, 2026	1,726	$152.39	—	$347.6
Total	2,100	$158.64	—
(1)Includes 255, 119 and 1,726 shares repurchased during July, August and September, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
(2)On April 30, 2021, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $500 million with no expiration date.
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Supplemental Indenture No. 1, dated as of August 7, 2026, between BWX Technologies, Inc., certain of its consolidated subsidiaries, and U.S. Bank Trust Company, National Association, as a Trustee under the Indenture dated November 10, 2025.

10.2
Supplemental Indenture No. 4, dated as of August 7, 2026, between BWX Technologies, Inc., certain of its consolidated subsidiaries, and U.S. Bank Trust Company, National Association, as a Trustee under the Indenture dated April 13, 2021.

10.3
Supplemental Indenture No. 5, dated as of August 7, 2026, between BWX Technologies, Inc., certain of its consolidated subsidiaries, and U.S. Bank Trust Company, National Association, as a Trustee under the Indenture dated June 12, 2020.

10.4	Form of Change in Control Agreement between the Company and Certain Officers

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
November 2, 2026